Form 10-Q
period 1997-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 1998-02-13
CIK 945734

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to ____________

                         Commission File Number 0-23229

                        Independence Community Bank Corp.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                        13-3387931
-------------------------------------------------     -------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
             organization)                              Identification Number)

         195 Montague Street
         Brooklyn, New York                                   11201
-------------------------------------------------     ------------------------
      (Address of principal executive office)               (Zip Code)

                                (718) 722-5300
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No  X
                                               ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1997, and as of the date hereof. Independence Savings Bank, the registrant's to-be wholly owned subsidiary, had not yet completed the second step mutual-to-stock conversion of its parent mutual holding company and reorganization into a stock holding company structure. Accordingly, there are no shares of the Registrant's Common Stock, par value $.01 share, held publicly. The financial information presented herein is for Independence Savings Bank as the registrant has not yet commenced operations.

                       INDEPENDENCE COMMUNITY BANK CORP.


    Table of Contents                                                 PAGE
    -------------------------------------------------------------     --------


    Part I                 Financial Information

                Item 1     Financial Statements

                           Consolidated Statements of                  3
                           Condition as of December 31, 1997
                           (unaudited) and March 31, 1997

                           Consolidated Statements of Income           4
                           (for the three months and nine
                           months ended December 31, 1997
                           and 1996)(unaudited)

                           Consolidated Statements of                  5
                           Changes in Stockholder's Equity
                           (for the nine months ended
                           December 31, 1997 and
                           1996)(unaudited)

                           Consolidated Statements of Cash             6
                           Flows (for the nine months ended
                           December 31, 1997 and
                           1996)(unaudited)

                           Notes to Consolidated Financial             7
                           Statements (unaudited)

                Item 2     Management's Discussion and                 11
                           Analysis of Financial Condition and
                           Results of Operations


    Part II                Other Information

                Item 1     Legal Proceedings                           23

                Item 2     Changes in Securities                       23

                Item 3     Defaults upon Senior Securities             23

                Item 4     Submission of Matters to a Vote of          23
                           Security Holders

                Item 5     Other Information                           23

                Item 6     Exhibits and Reports on Form 8-K            23

    Signatures                                                         24

                   INDEPENDENCE SAVINGS BANK AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                          December 31,    March 31,
                                                             1997           1997
                                                        -------------- --------------
                                                         (Unaudited)
                                                               (In Thousands)
 ASSETS:

 Cash and due from banks                                  $   64,189      $ 310,429
 Certificates of deposit                                      45,510             --
 Commercial paper                                                --          39,866
 Federal funds sold                                           28,192         24,341
                                                          ----------      ---------
   Total cash and cash equivalents                           137,891        374,636
                                                          ----------      ---------

 Securities available for sale:
   Debt and equity                                           618,777        357,487
   Mortgage-backed and mortgage related                      141,680        190,979
                                                          ----------      ---------
      Total securities available for sale                    760,457        548,466
                                                          ----------      ---------

    Mortgage loans on real estate                          2,245,020      2,065,153
    Other loans                                              514,972        464,960
                                                          ----------      ---------
      Total loans                                          2,759,992      2,530,113
   Less: Allowance for possible loan losses                  (34,126)       (27,024)
                                                          ----------      ---------
      Total loans, net                                     2,725,866      2,503,089
                                                          ----------      ---------



 Premises, furniture and equipment, net                       61,100         60,367
 Accrued interest receivable                                  23,747         17,384
 Intangible assets, net                                       58,043         60,499
 Other assets                                                 90,677        168,875
                                                         -----------      ---------
    Total assets                                         $ 3,857,781     $3,733,316
                                                          ==========      =========

 LIABILITIES AND STOCKHOLDER'S EQUITY:
 Deposits:
     Savings accounts                                    $ 1,013,480     $1,018,199
     Money market accounts                                   217,216        218,230
     Demand deposit accounts                                 382,916        345,373
     Time deposit accounts                                 1,793,250      1,743,756
                                                          ----------      ---------
       Total deposits                                      3,406,862      3,325,558

 Borrowings                                                   16,758         17,232
 Escrow and other deposits                                    23,216         41,034
 Accrued expenses and other liabilities                       76,462         40,378
                                                          ----------      ---------
     Total liabilities                                     3,523,298      3,424,202

 Stockholder's equity
     Common stock ($1.00 par value, 100
      shares authorized, issued and outstanding)                  --             --

     Contributed capital                                      52,670         52,670
     Surplus                                                  57,552         55,812
     Undivided profits                                       219,532        200,264
     Net unrealized gain on securities available-
       for-sale, net of tax                                    4,729            368
                                                          -----------      ---------
     Total stockholder's equity                              334,483        309,114
                                                          ----------      ---------

     Total liabilities and stockholder's equity           $3,857,781     $3,733,316
                                                          ==========     ==========

See accompanying notes to consolidated financial statements

                   INDEPENDENCE SAVINGS BANK AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                        For the                            For the
                                                                   Three Months Ended                 Nine Months Year
                                                                      December 31,                  Ended December 31,
                                                                -------------------------   -------------------------------
                                                                   1997          1996             1997           1996
                                                                ----------   ------------   --------------   --------------
                                                                                     (In Thousands)
                Interest income:
                  Mortgage loans on real estate                   $43,849     $ 42,099           $130,538        $123,095
                  Other loans                                       9,579        9,136             28,749          27,464
                  Debt and equity securities                        8,660        5,452             27,734          16,505
                  Mortgage-backed and mortgage-related              2,656        7,042              8,888          23,674
                    securities
                  Other                                             2,464        1,611              6,901           4,814
                                                                  -------      -------           --------        --------
                   Total interest income                           67,208       65,340            202,810         195,552
                                                                  -------      -------            -------         -------

                Interest expense:
                  Savings accounts                                  7,142        7,535             21,863          23,605
                  Money market accounts                             1,601        1,652              4,808           4,944
                  Demand deposit accounts                           1,823        1,647              5,239           4,319
                  Time deposit accounts                            25,411       23,868             75,903          71,672
                  Borrowings                                          293          308                891           1,037
                                                                  -------      -------           --------        --------
                   Total interest expense                          36,270       35,010            108,704         105,577
                                                                  -------      -------            -------         -------
                      Net interest income                          30,938       30,330             94,106          89,975
                Provision for loan losses                           2,327          909              7,680           2,785
                                                                 -------      -------           --------        --------

                      Net interest income after provision
                        for loan losses                            28,611       29,421             86,426          87,190
                                                                  -------      -------            -------         -------

                Non-interest income:
                  Net gain on sales of loans and securities            32        1,076                 63             784
                  Service fees                                      1,581        1,372              5,003           4,279
                  Other                                             1,057          585              2,030             132
                                                                  -------    ---------           --------        --------
                   Total non-interest income                        2,670        3,033              7,096           5,195
                                                                  -------    ---------           --------       ---------

                Non-interest expense:
                  Compensation and employee benefits                7,068        7,172             22,147          20,556
                  Occupancy costs                                   3,229        2,896              9,376           8,196
                  Data processing fees                              2,844        1,140              8,684           3,265
                  Advertising                                       1,250        1,125              3,150           2,675
                  FDIC insurance premiums                             292          (13)               913           1,894
                  SAIF assessment                                      --       (1,447)                --           8,553
                  Amortization of intangible assets                 2,170        1,801              6,571           6,055
                  Other                                             4,275        4,297             12,665          10,212
                                                                    -----        -----           --------        --------
                   Total non-interest expense                      21,128       16,971             63,506          61,406
                                                                   ------       ------           --------        --------

                Income before provision for income taxes           10,153       15,483             30,016          30,979
                Provision for income tax                            2,708        3,111              9,008          10,189
                                                                    -----        -----           --------        --------
                Net income                                         $7,445     $ 12,372           $ 21,008        $ 20,790
                                                                    =====       ======           ========        ========

See accompanying notes to consolidated financial statements

                  INDEPENDENCE SAVINGS BANK AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY





                                                                    For the Nine Months Ended December 31, 1997 and 1996
                                                                                        (Unaudited)
                                                   ---------------------------------------------------------------------------------
                                                                                                           Net Unrealized
                                                                                                           Gains (Losses) on
                                                       Common      Contributed                Undivided   Securities
                                                       Stock (a)     Capital      Surplus      Profits   Available-for-Sale   Total
                                                    -------------  -----------  -----------   ---------  ------------------ --------
                                                                              (In Thousands)
 Balance-March 31, 1996                               $       --       $52,670      $53,791     $185,105      $ (1,747)     $289,819
 Changes in net unrealized gains in securities
    available-for-sales, net of tax                           --            --           --           --           552           552
 Net income for the nine months ended December
    31, 1996                                                  --            --        2,021       18,769            --        20,790
                                                       ---------     ---------    ---------    ---------       -------      --------

 Balance-December 31, 1996                            $       --       $52,670      $55,812     $203,874      $ (1,195)     $311,161
                                                       =========      ========    =========    =========      ========      ========

 Balance-March 31, 1997                               $       --       $52,670      $55,812     $200,264      $    368      $309,114
 Change in net unrealized gains in securities
    available-for-sales, net of tax                           --            --           --           --         4,361         4,361
 Net income for the nine months ended December
    31, 1997                                                  --            --        1,740       19,268            --        21,008
                                                       ---------     ---------    ---------    ---------     ---------      --------
 Balance-December 31, 1997                             $      --       $52,670      $57,552     $219,532       $ 4,729      $334,483
                                                        ========        ======     ========      =======        ======       =======



(a) $1.00 par value, 100 shares common stock authorized, issued and outstanding.


See accompanying notes to consolidated financial statements

                   INDEPENDENCE SAVINGS BANK AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                   December 31,
                                                        ------------------------------
                                                             1997             1996
                                                        --------------  --------------
                                                                  (Unaudited)
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $ 21,008           $  20,790
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Provision for loan losses                                 7,680               2,785
 Net gain on sale of loans and securities                    (63)               (784)
 Amortization of deferred income and premiums             (3,312)            (10,175)
 Amortization of intangibles                               6,571               6,055
 Depreciation and amortization                             5,078               4,372
 Deferred income tax benefit                              (5,235)             (4,331)
 Increase in accrued interest receivable                  (6,363)             (2,394)
 Decrease in accounts receivable-securities
   transactions                                          104,451                  22
 Decrease in due to banks                                    ---                (215)
 Increase (decrease) in accrued expenses
    and other liabilities                                 36,084             (55,043)
 Other, net                                              (25,702)                293
                                                        ---------          ----------
 Net cash provided by (used in) operating
   activities                                            140,197             (38,625)
                                                        --------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Loan originations and purchases                        (495,529)           (422,796)
 Principal payments on loans                             252,113             192,231
 Proceeds from sale of loans                              11,141              74,501
 Proceeds from sale of securities
   available-for-sale                                    200,774             252,312
 Proceeds from maturities of securities
   available-for-sale                                    164,089             787,800
 Principal collected on securities
   available-for-sale                                     50,137             116,789
 Purchases of securities available-for-sale             (613,116)           (793,610)
 Proceeds from sales of other real estate                    273                 768
 Redemption of Federal Home Loan Bank stock                   --               2,110
 Net additions to premises, furniture and
   equipment                                              (5,811)            (10,632)
                                                      -----------          ----------
 Net cash (used in) provided by investing
    activities                                          (435,929)            199,473
                                                        ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Deposits sold, net of premium                                --             (47,661)
 Deposits purchased, net of premium                       65,972                  --
 Net increase (decrease) in demand and savings
  deposits                                                 8,527             (15,838)
 Net increase (decrease) in time deposits                  2,780             (33,622)
 Net decrease in other borrowings                           (474)            (39,304)
 Net decrease in escrow and other deposits               (17,818)            (22,685)
                                                       ----------          ----------
 Net cash provided by (used in) financing
   activities                                             58,987            (159,110)
                                                        --------           ----------
 Net (decrease) increase in cash and cash
   equivalents                                          (236,745)              1,738
 Cash and cash equivalents at beginning of
   period                                                374,636             103,192
                                                        --------            --------
 Cash and cash equivalents at end of period             $137,891            $104,930
                                                         =======             =======
 Income taxes paid                                      $ 14,962            $ 23,600
                                                         =======             =======
 Interest paid                                          $108,542            $105,534
                                                         =======             =======

See accompanying notes to consolidated financial statements.

                           INDEPENDENCE SAVINGS BANK
                         NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

Independence Community Bank Corp. (the "Company") is a Delaware corporation organized in June 1997 by Independence Savings Bank (the "Bank") in connection with the reorganization of the Bank and its mutual holding company parent to the stock holding company form of organization (the "Conversion"). For purposes of this Form 10-Q, the financial statements of the Company have been omitted because as of December 31, 1997, the Company had not yet issued any stock to the public, had no assets (other than advance subscription proceeds) or liabilities, and had not yet conducted any business other than of an organizational nature. In addition, the unaudited financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank as a predecessor entity to the Company. No pro forma effect has been given to the sale of the Company's common stock in the Conversion.

The accompanying financial statements were prepared in accordance with instructions to Form-10Q and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending March 31, 1998. These interim financial statements should be read in conjunction with the Bank's audited financial statements and note disclosures contained in the Company's Prospectus dated December 31, 1997.

Business

The Company's principal business is conducted through the Bank which is a traditional, full service, community oriented savings bank located in Brooklyn, New York. The Bank operates 34 full service offices located within the greater New York City metropolitan area of which 28 are located in the boroughs of Brooklyn and Queens with the remaining offices located in Manhattan, the Bronx, Staten Island and Nassau County, New York. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the "FDIC"), which is the Bank's primary federal regulator, and the New York State Banking Department (the "Department"), which is the Bank's chartering authority and its primary state regulator. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (the "FRB") and is a member of the Federal Home Loan Bank (the "FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

2. LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.





                                                                    At                                       At
                                                                December 31,                             March 31,
                                                                    1997                                   1997
                                                        ---------------------------------      ---------------------------------
                                                                              Percent of                           Percent of
                                                          Amount                Total               Amount           Total
                                                        ------------        -------------      -------------     ---------------
                                                                                (Dollars in Thousands)
      Mortgage loans:
        Single-family residential                        $  519,308                18.7%         $  552,745                21.8%
        Multi-family residential                          1,567,361                56.6           1,365,124                53.7
        Commercial and other real
          estate                                            168,201                 6.1             158,336                 6.2
                                                         ----------               -----           ---------                 ---
           Total mortgage loans                           2,254,870                81.4           2,076,205                81.7

       Other loans:
        Cooperative apartment loans                         386,756                14.0             348,029                13.7
        Student loans (guaranteed)                           43,421                 1.6              45,262                 1.8
        Home equity loans and lines                          16,729                 0.6              19,545                 0.7
        Commercial business loans                            36,994                 1.3              25,249                 1.0
        Consumer and other loans                             31,152                 1.1              27,005                 1.1
                                                             ------                ----              ------                 ---
           Total other loans                                515,052                18.6             465,090                18.3
                                                         ----------                ----         -----------                ----
           Total loans receivable                         2,769,922               100.0%          2,541,295               100.0%
                                                                                  =====                                   =====
      Less:
        Discount on loans purchased
          and deferred fees                                   9,930                                  11,182
        Allowance for loan losses                            34,126                                  27,024
                                                          ---------                               ---------
           Total loans, net                              $2,725,866                              $2,503,089
                                                          =========                               =========

3. NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Bank, including non-performing loans and other real estate owned at the dates indicated.

                                                            At December 31, 1997              At March 31, 1997
                                                           -----------------------          ---------------------
                                                                            (Dollars in Thousands)
             Non-accrual loans
               Mortgage loans:
                 Single-family residential.............             $4,531                               $2,474
                 Multi-family residential..............                991                                1,918
                 Commercial and other..................              4,756                               11,155
               Other loans:
               Cooperative apartment loans.............                384                                  427
               Consumer and commercial
                  business loans(1)....................                437                                  956
                                                                   -------                              -------
                    Total non-accruing loans...........             11,099                               16,930
                                                                    ------                               ------
             Loans past due 90 days or more as to:
               Interest and accruing...................              1,806                                1,718
               Principal and accruing(2)...............             13,919                                8,442
                                                                    ------                               ------
                     Total past due loans and
                       accruing........................             15,725                               10,160
                                                                    ------                               ------
                     Total non-performing loans........             26,824                               27,090
                                                                    ------                               ------
             Other real estate owned, net(3)...........                192                                  540
                                                                    ------                               ------
             Total non-performing assets(4)............            $27,016                              $27,630
                                                                    ======                               ======
             Allowance for loan losses as a
               percent of total loans..................               1.23%                                1.06%
             Allowance for loan losses as a
               percent of non-performing loans.........             127.22                                99.76
             Non-performing loans as a percent of
               total loans.............................               0.97                                 1.07
             Non-performing assets as a percent
               of total assets.........................               0.70                                 0.74

--------------------


(1) Consists primarily of commercial business loans and home equity lines of credit.

(2) Reflects loans more than 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)  Net of related loss allowances.

(4) Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of non-accrual loans, loans 90 days or more past due as to interest and principal and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

4.  ALLOWANCE FOR LOAN LOSSES.    It is management's policy to maintain an
allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Bank, general economic conditions, the level of past due and non- accrual loans, and the number of loans requiring heightened management oversight. The Bank will continue to monitor and modify its allowance for possible loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances will be given that the Bank's level of allowance for loan losses will be sufficient to absorb future possible loan losses incurred by the Bank or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future further increase the level of its allowance for loan losses as a percentage of total loans and non-performing loans in the event the level of multi-family residential and commercial real estate loans (which generally are considered to have a greater risk of loss than single-family residential mortgage loans) as a percentage of its total loan portfolio continues to increase. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to make additional provisions for estimated possible loan losses based upon judgments different from those of management.

5. EARNINGS PER SHARE. Earnings per share for the three and nine months ended December 31, 1997 has not been presented since the Conversion has not been completed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-backed and mortgage-related securities and debt and equity securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Net interest income is determined by an institution's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amount of interest-earning assets and interest-bearing liabilities.

The Bank's results of operations also are affected by the provision for loan losses, resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense, data processing services and income tax expense.

The Bank is a community-oriented savings bank which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Bank generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Bank has adopted a business strategy emphasizing controlled growth, residential lending, retail deposit products and customer service while maintaining asset quality and stable liquidity.

Certain information in this Form 10-Q may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's and the Bank's investments and operations.

CHANGES IN FINANCIAL CONDITION

GENERAL. Total assets increased $124.5 million, or 3.3%, from $3.73 billion at March 31, 1997 to $3.86 billion at December 31, 1997. Increases in net loans and securities available for sale were offset partially by decreases in cash and cash equivalents and other assets. The $222.8 million increase in the net loan portfolio consisted primarily of a $212.1 million increase in multi-family residential and commercial real estate loans. The restructuring of the Bank's securities available for sale portfolio which began in March 1997 was completed with the investment of the proceeds of the sales undertaken in March. As a result, the Bank's debt and equity securities increased from $357.5 million at March 31, 1997 to $618.8 million at December 31, 1997. Such increase was accompanied by a $236.7 million decrease in cash and cash equivalents and $104.5 million decrease in accounts receivable-securities as the funds received or to be received from such sales were reinvested in debt and equity securities, primarily U.S. Treasury notes and bills.

CASH, CERTIFICATES OF DEPOSIT, COMMERCIAL PAPER AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS"). Cash and cash equivalents decreased from $374.6 million at March 31, 1997 to $137.9 million at December 31, 1997 reflecting primarily the investment in April 1997 of a substantial portion of the remaining proceeds received from the sales of investment and mortgage-backed and mortgage-related securities effected in March 1997. In addition, at March 31, 1997, the Bank had receivables totaling $107.6 million relating to securities transactions executed in connection with the restructuring which had not settled as of such date. Substantially all of these funds were invested in early April 1997, primarily in U.S. Treasury notes and bills with maturities of two years or less.

SECURITIES AVAILABLE FOR SALE. The aggregate securities available for sale portfolio (which includes debt and equity securities and mortgage-backed and mortgage-related securities) increased from $548.5 million at March 31, 1997 to $760.5 million at December 31, 1997 reflecting primarily the investment of the proceeds from the sales effected in connection with the restructuring of these portfolios. The Bank determined in fiscal 1997 to restructure these portfolios in order to improve the overall yield and reduce the Bank's exposure to interest rate risk. In connection with this restructuring, the Bank sold approximately $397.3 million of its securities available for sale (including collateralized mortgage obligations ("CMOs")) in March 1997. The Bank reinvested substantially all of the proceeds of the sales in U.S. Treasury notes and bills, most of which have maturities of two years or less. As of December 31, 1997 and March 31, 1997, the Bank's debt and equity securities totaled $618.8 million and $357.5 million, respectively, all of which were classified as available for sale.

The Bank's mortgage-backed and mortgage-related securities, a substantial portion of which at December 31, 1997 consisted of CMOs secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), decreased from $191.0 million at March 31, 1997 to $141.7 million (all of which were classified as available for sale) at December 31, 1997. The reduction from March 31, 1997 to December 31, 1997 reflected repayments and prepayments. The Bank has not reinvested the proceeds from such repayments and prepayments in mortgage-backed and mortgage-related securities in order to maintain liquidity and due to a desire to reinvest such funds in generally shorter term debt securities.

At December 31, 1997, the Bank had a $10.2 million net unrealized gain on available-for-sale investment and mortgage-backed and mortgage-related securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115.

LOANS RECEIVABLE, NET. Loans receivable, net, increased by $222.8 million or 8.9% from March 31, 1997 to December 31, 1997 due to the continued emphasis by the Bank on the origination of multi-family residential mortgage loans. Such loans increased 14.8% from $1.37 billion at March 31, 1997 to $1.57 billion at December 31, 1997.

NON-PERFORMING ASSETS. The Bank's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof decreased by $614,000 or 2.2% to $27.0 million at December 31, 1997 from $27.6 million at March 31, 1997. The decrease in non-performing assets from March 31, 1997 to December 31, 1997 was primarily due to the repayment in full of two non-accrual commercial real estate loans aggregating $6.7 million. As a result, non-accrual commercial real estate loans declined to $4.8 million at December 31, 1997. However, offsetting such decrease was a $5.5 million increase to $13.9 million in loans contractually past due maturity but which are continuing to pay interest in accordance with their original repayment schedule. At December 31, 1997, the Bank's non-performing assets amounted to

 .70% of total assets and consisted of $11.1 million of non-accrual loans, $1.8 million of loans past due 90 days or more as to interest and accruing, $13.9 million of loans past due 90 days or more as to principal and accruing ($1.8 million of which were multi-family loans and $12.1 million of which were commercial and other real estate loans) and $192,000 of other real estate owned.

ALLOWANCE FOR LOAN LOSSES. The Bank's allowance for loan losses amounted to $34.1 million at December 31, 1997 as compared to $27.0 million at March 31, 1997. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Bank, industry standards, past due loans (as to either interest or principal), general economic conditions and other factors related to the collectibility of the loan portfolio. The Bank's allowance increased during the nine months ended December 31, 1997 primarily due to a $7.7 million provision for loan losses made in the nine month period. The Bank increased its provisions for loan losses in the nine months ended December 31, 1997 as a result of, among other factors, the increased investment in multi-family residential loans (all of which are secured by properties in the New York City metropolitan area) and the increased number of larger multi-family and individual cooperative apartment loans. At December 31, 1997, the Bank's allowance for loan losses amounted to 127.2% of total non-performing loans as compared to 99.8% of total non-performing loans at March 31, 1997. The Bank utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

INTANGIBLE ASSETS. The Bank's intangible assets consist of goodwill and other intangibles resulting primarily from the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At December 31, 1997, intangibles totaled $58.0 million and consisted primarily of $22.3 million related to the acquisition of Bay Ridge and $32.1 million primarily related to the Branch Acquisitions. The Bank's intangible assets decreased by $2.5 million to $58.0 million at December 31, 1997 from $60.5 million at March 31, 1997 as a result of the amortization of $6.6 million of expense related to intangible assets during the nine months ended December 31,1997 which was partially offset by approximately $4.0 million of premium resulting from the completion of a branch acquisition in April 1997. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized.

DEPOSITS. Deposits increased $81.3 million or 2.4% to $3.41 billion at December 31, 1997 from $3.33 billion at March 31, 1997 primarily as a result of the assumption of $70.0 million of deposits in the branch purchase completed in April 1997 combined with interest credited of $106.7 million, offset partially by $95.4 million of deposit outflows. The deposit outflows reflect disintermediation as a result of the performance of the equities markets during the nine month period.

BORROWINGS. The Bank has historically used borrowing only to a limited extent although it may increase such use in the future. The Bank's borrowings consist primarily of advances from the FHLB of New York. At December 31, 1997, FHLB advances totaled $14.3 million, compared to $14.6 million at March 31, 1997.

EQUITY. At December 31, 1997, total equity amounted to $334.5 million, compared to $309.1 million at March 31, 1997. This $25.4 million or 8.2% increase was primarily the result of net income of $21.0 million for the nine months ended December 31, 1997 combined with a $4.4 million increase in the unrealized gain on securities available for sale, net of tax.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID. The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods and is annualized where appropriate.



                                              For the Three Months Ended December 31,
                                   -------------------------------------------------------------------------
                                                    1997                                1996
                                   -------------------------------------  ----------------------------------
                                                               Average                             Average
                                       Average                 Yield/      Average                  Yield/
                                       Balance     Interest     Cost       Balance     Interest      Cost
                                       -------     --------     ----       -------     --------      ----
                                                            (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1):
    Mortgage loans                    $2,229,176     $43,849      7.87%   $2,045,037    $ 42,099       8.23%
    Other loans:
      Cooperative apartment loans        391,987       6,892      7.03       366,655       6,702       7.31
      Consumer and commercial
       business loans (2)                125,581       2,687      8.56       106,673       2,434       9.13
                                         -------       -----                 -------       -----
         Total loans                   2,746,744      53,428      7.78     2,518,365      51,235       8.14
 Mortgage-backed and mortgage-related
 securities                              158,762       2,656      6.69       440,895       7,042       6.39
 Debt and equity securities              540,753       8,660      6.41       394,583       5,452       5.53
 Other interest-earning assets (3)       189,249       2,464      5.21       118,107       1,611       5.46
                                       ---------      ------               ---------       -----
  Total interest-earning assets        3,635,508      67,208      7.39     3,471,950      65,340       7.53
                                                     -------      ----                   -------       ----
Non-interest-earning assets              163,927                             211,397
                                       ---------                           ---------
  Total assets                        $3,799,435                          $3,683,347
                                       =========                           =========
Interest-bearing liabilities:
  Deposits:
    Demand deposits(4)                $  501,716     $ 3,424      2.73    $  476,968    $  3,299       2.77
    Savings deposits                   1,012,001       7,142      2.82     1,027,541       7,535       2.93
    Certificates of deposit            1,790,662      25,411      5.68     1,720,272      23,868       5.55
                                       ---------      ------               ---------      ------
      Total deposits                   3,304,379      35,977      4.36     3,224,781      34,702       4.30
                                       ---------      ------               ---------      ------
  Total borrowings                        15,683         293      7.47        17,889         308       6.89
                                          ------         ---                  ------         ---
      Total interest-bearing
        liabilities                    3,320,062      36,270      4.37     3,242,670      35,010       4.32
                                       ---------      ------      ----                    ------       ----
Non-interest-bearing
   liabilities(5)                        154,533                             138,229
                                       ---------                            --------
      Total liabilities                3,474,595                           3,380,899
Total equity                             324,840                             302,448
                                       ---------                           ---------
      Total liabilities and
        equity                        $3,799,435                          $3,683,347
                                       =========                           =========
Net interest-earning assets           $  315,446                          $  229,280
                                       =========                           =========
Net interest income/interest rate
spread                                               $30,938      3.02%                  $30,330       3.21%
                                                      ======      ====                    ======       ====
Net interest margin                                               3.40%                                3.49%
                                                                  ====                                 ====
Ratio of average interest-earning
assets to average interest-bearing
liabilities                                                       1.10x                                1.07x
                                                                  ====                                 ====

                                                         For the Nine Months Ended December 31,
                                      -------------------------------------------------------------------------
                                                    1997                                 1996
                                      -------------------------------------  ----------------------------------
                                                                    Average                             Average
                                       Average                      Yield/      Average                 Yield/
                                        Balance         Interest     Cost       Balance     Interest     Cost
                                        -------         --------     ----       -------     --------     ----
                                                                   (Dollars in Thousands)
Interest-earning assets:
  Loans receivable (1):
    Mortgage loans                    $ 2,172,579       $ 130,538      8.01%   $1,995,755   $123,095        8.22%
    Other loans:
      Cooperative apartment loans         379,866          20,472      7.19       366,163     20,409        7.43
      Consumer and commercial
       business loans (2)                 122,585           8,277      9.00       106,787      7,055        8.81
                                        ---------       ---------              ----------    -------
         Total loans                    2,675,030         159,287      7.94     2,468,705    150,559        8.13
 Mortgage-backed and mortgage-related
 securities                               169,221           8,888      7.00       503,696     23,674        6.27
 Debt and equity securities               607,430          27,734      6.09       408,197     16,505        5.39
 Other interest-earning assets (3)        185,504           6,901      4.96       120,471      4,814        5.33
                                      -----------       ---------              ----------    -------
  Total interest-earning assets         3,637,185         202,810      7.43     3,501,069    195,552        7.45
                                                        ---------      ----                  -------        ----
Non-interest-earning assets               169,020                                 181,733
                                      -----------                              ----------
  Total assets                        $ 3,806,205                              $3,682,802
                                       ==========                               =========
Interest-bearing liabilities:
  Deposits:
    Demand deposits(4)                 $  497,693          10,047      2.69    $  462,952      9,263        2.67
    Savings deposits                    1,025,395          21,863      2.84     1,068,418     23,605        2.95
    Certificates of deposit             1,786,463          75,903      5.67     1,731,849     71,672        5.52
                                       ----------       ---------               ---------    -------
      Total deposits                    3,309,551         107,813      4.34     3,263,219    104,540        4.27
                                       ----------        --------               ---------    -------
  Total borrowings                         16,293             891      7.29        18,777      1,037        7.36
                                       ----------       ---------               ---------    -------
      Total interest-bearing
        liabilities                     3,325,844         108,704      4.36     3,281,996    105,577        4.29
                                                        ---------      ----                  -------        ----
Non-interest-bearing
   liabilities(5)                         158,644                                 102,937
                                        ---------                               ---------
      Total liabilities                 3,484,488                               3,384,933
Total equity                              321,717                                 297,869
                                      -----------                               ---------
      Total liabilities and
        equity                         $3,806,205                              $3,682,802
                                        =========                               =========
Net interest-earning assets            $  311,341                              $  219,073
                                        =========                               =========

Net interest income/interest rate
spread                                                  $  94,106      3.07%                 $89,975        3.16%
                                                          =======      ====                   ======        ====
Net interest margin                                                    3.45%                                3.43%
                                                                       ====                                 ====
Ratio of average interest-earning
assets to average interest-bearing
liabilities                                                            1.09x                                1.07x
                                                                       ====                                 ====

-------------------------

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans, personal loans and commercial business loans.

(3) Includes federal funds sold, interest-earning bank deposits, FHLB stock, overnight commercial paper and certificates of deposit.

(4)      Includes NOW and money market accounts.

(5)      Includes escrow accounts for the payment of taxes.

RATE/VOLUME ANALYSIS. The following table sets forth the effects of changing rates and volumes on net interest income of the Bank. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                         Three Months Ended December 31, 1997 Compared   Nine Months Ended December 31,1997 Compared
                                            to Three Months Ended December 31, 1996        to Nine Months Ended December 31, 1996
                                         ---------------------------------------------   -------------------------------------------

                                         Increase (decrease) due to        Total Net       Increase (decrease) due to    Total Net
                                         ----------------------------      Increase       ----------------------------   Increase
                                            Rate           Volume          (Decrease)          Rate        Volume        (Decrease)
                                            ----           ------          ----------       ----------   -----------     ----------

                                                                                 (In Thousands)
      Interest-earning assets:
        Loans receivable:
          Mortgage loans                    $(9,338)        $11,088       $1,750             $(4,840)      $12,283           $7,443
          Other loans:
            Cooperative apartment
              loans                          (1,254)          1,444          190                (914)          977               63
            Consumer and commercial
              business loans (1)               (833)          1,086          253                 156         1,066            1,222
                                           ---------         -------      -------            -------         -----          -------
            Total loans receivable          (11,425)         13,618        2,193              (5,598)       14,326            8,728

      Mortgage-backed and
      mortgage-related securities             2,165          (6,551)      (4,386)              4,051       (18,837)         (14,786)
      Debt and equity securities                964           2,244        3,208               2,360         8,869           11,229
      Other interest-earning assets            (488)          1,341          853                (552)        2,639            2,087
                                           ---------         -------      -------           --------         -----          -------
      Total net change in income on
         interest-earning assets             (8,784)         10,652        1,868                 261         6,997            7,258

      Interest-bearing liabilities:
        Deposits:
          Demand deposits                      (272)            397          125                  71           713              784
          Savings deposits                     (280)           (113)        (393)               (838)         (904)          (1,742)
          Certificates of deposit               562             981        1,543               1,958         2,273            4,231
                                            -------           -------      -------           -------         -----          -------
            Total deposits                       10           1,265        1,275               1,191         2,082            3,273
        Borrowings                              117            (132)         (15)                (10)         (136)            (146)
                                            -------          --------      ------            -------         -----          -------
      Total net change in expense on
        interest-bearing liabilities            127           1,133        1,260               1,181         1,946            3,127
                                            -------          -------      ------             -------        ------          -------
      Net change in net interest income     $(8,911)         $9,519      $   608              $ (920)       $5,051           $4,131
-------------                                =======          =====       ======              ======         =====            =====

(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans, personal loans, and commercial business loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

GENERAL. The Bank reported net income of $7.4 million and $12.4 million for the three months ended December 31, 1997 and 1996, respectively, and $21.0 million and $20.8 million for the nine months ended December 31, 1997 and 1996, respectively. The $4.9 million decrease in net income during the three months ended December 31, 1997 compared to the same period in the prior year was primarily due to a $4.2 million increase in non-interest expense combined with a $1.4 million increase in the provision for loan losses, partially offset by a $608,000 increase in net interest income. The primary component of the increase in non-interest expense was a $1.7 million increase in data processing fees related primarily to expenses incurred in connection with the conversion of the Bank's data processing systems. The increase in the provision for loan losses in the 1997 period compared to the same quarter in 1996 reflected the Bank's determination to increase its allowance for loan losses in view of, among other things, increased emphasis on originating multi-family residential loans, the increased number of larger multi-family residential and individual cooperative loans as well as the increased amount of loans contractually past due 90 days or more as to principal (but which continue to pay interest in accordance with their terms), the substantial majority of which consist of multi-family residential and commercial real estate loans. The slight increase in net income for the nine months ended December 31, 1997 as compared to the same period in 1996 was primarily due to a $4.1 million increase in net interest income and a $1.9 million increase in non- interest income offset partially by a $4.9 million increase in the provision for loan losses combined with a $2.1 million increase in non-interest expense.

NET INTEREST INCOME. The Bank's net interest income is determined by its interest rate spread (i.e., the difference between yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities). The Bank's interest rate spread was 3.02% and 3.21% for the three months ended December 31, 1997 and 1996, respectively, and was 3.07% and 3.16% for the nine months ended December 31, 1997 and 1996, respectively. The Bank's net interest margin for the three months ended December 31, 1997 and 1996 was 3.40% and 3.49%, respectively, while such figures were 3.45% and 3.43% for the nine months ended December 31, 1997 and 1996, respectively.

Net interest income increased by $608,000 or 2.0% to $30.9 million for the three months ended December 31, 1997 as compared to the same period in 1996. The increase was due to a $1.9 million increase in interest income offset in part by a $1.3 million increase in interest expense. The modest growth in net interest income reflected primarily the continued growth in the Bank's interest-earning assets, in particular, loans, and, to a lesser degree, an increase in the yield earned on its debt, mortgage-backed and mortgage- related securities. Net interest income increased by $4.1 million or 4.6% to $94.1 million for the nine month period ended December 31, 1997 as compared to the same period in 1996. As with the quarterly results, such increase reflected the effects of a $7.3 million increase in interest income partially offset by a $3.1 million increase in interest expense. The increase in interest income in the 1997 period was the result of the growth in the Bank's interest-earning assets, primarily loans, combined with improvements in the yield earned on its debt, mortgage-backed and mortgage-related securities.

Interest income increased by $1.9 million for the three months ended December 31, 1997 as compared to the same period in 1996 primarily due to an increase in the average balance of the Bank's interest-earning assets, offset in large part by a decline in the weighted average yield earned thereon from 7.53% to 7.39%. The composition of the Bank's interest income for the quarter ended December 31, 1997 reflected the changes in the Bank's asset structure effected during fiscal 1997. Interest income on loans and debt and equity securities increased $2.2 million and $3.2 million, respectively, while interest income on mortgage-backed and mortgage-related securities declined $4.4 million during the 1997 period as compared to the same period in 1996. The increase in interest income on loans and debt and equity securities reflected both the effect of the asset restructuring (which increased the Bank's yield on its debt securities) effected in the later part of fiscal 1997 as well as the Bank's continued emphasis on multi-family and commercial real estate lending.
However, offsetting the increased average balances was a decline in the yield earned on loans from 8.14% for the 1996 period to 7.78% for the 1997 period reflecting the effects of originations at lower current interest rates combined with a lower repricing rate with respect to some of the Bank's adjustable-rate loans. Likewise, interest income for the nine month period ended December 31, 1997 increased by comparison to the same period in 1996, increasing $7.3 million to $202.8 million for the 1997 period. As with the quarterly period, the improvement in net interest income was primarily the result of increases in the average balances of loans and debt and equity securities offset in part by decline in the average balance of mortgage-backed and mortgage-related securities which reflected the asset restructuring and the Bank's continued emphasis on expanding its loan portfolio.

Interest expense increased modestly by $1.3 million or 3.6% for the three months ended December 31, 1997 as compared to the same period in the prior year, with the increase due primarily to a $1.3 million increase in interest paid on deposits. The increase in interest expense reflected primarily the effects of a $79.6 million increase in the average balance of the Bank's deposits, which increase reflected, in part, the assumption of approximately $70.0 million of deposits in April 1997 upon consummation of a branch office acquisition. Interest expense increased by $3.1 million or 3.0% to $108.7 million for the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996 primarily due to a $46.3 million increase in the average balance of deposits combined with a 7 basis point increase in the average rate paid thereon to 4.34%. The increase in the average balance of deposits during the nine-month period reflected, in part, the effects of the branch office acquisition effected in April 1997.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased by $1.4 million or 156.0% from $909,000 for the three months ended December 31, 1996, to $2.3 million for the three months ended December 31, 1997. For the nine months ended December 31, 1997, the Bank's provision for possible loan losses increased by $4.9 million or 175.8% to $7.7 million as compared to $2.8 million for the same period in 1996. The increase in the provision primarily reflected the Bank's determination in fiscal 1997 to increase its allowance for loan losses. In management's judgment it was prudent to increase the allowance for loan losses based upon, among other factors, the Bank's continuing emphasis on multi-family residential loans secured by properties located in the New York City metropolitan area and the increased number of larger multi-family residential and individual cooperative apartment loans. At December 31, 1997, the allowance for loan losses represented 1.2% of total loans and 127.2% of total non-performing loans as compared to 1.1% and 99.8%, respectively, at March 31, 1997.

NON-INTEREST INCOME. Non-interest income decreased $363,000 or 12.0% from $3.0 million for the three months ended December 31, 1996 to $2.7 million for the same period in 1997. The decline reflected a $32,000 gain received on the sale of loans and securities during the 1997 period as compared to a $1.1 million gain experienced with respect to such sales during the 1996 period offset in part by increases of $209,000 and $472,000 in service fees and other non-interest income, respectively. The increase in service fees reflected primarily the increased volume of deposits resulting from the Branch Acquisition combined with increased fees. For the nine months ended December 31, 1997, non-interest income increased $1.9 million or 36.6% to $7.1 million from $5.2 million for the same period in 1996. The increase reflected primarily the effects of a $1.9 million increase in other non-interest income combined with a $724,000 increase in service fees partially offset by a $721,000 decline in gain on sale of loans and securities. The increase in other non-interest income during the 1997 period reflected the recognition during the 1996 period of the $1.7 million loss incurred on the transfer of deposits related to a branch office acquired in the Branch Acquisitions.

NON-INTEREST EXPENSES. Non-interest expenses increased $4.2 million or 24.5% to $21.1 million for the three months ended December 31, 1997 from $17.0 million for the same period in 1996. Such increase was primarily due to increased data processing fees ($1.7 million), primarily due to costs incurred in connection with the Bank's conversion of its data processing systems, and increased occupancy expense ($333,000) reflecting the increase in the Bank's branch network resulting primarily from the Bay Ridge acquisition and the Branch Acquisition. In addition, the Bank had accrued in fiscal 1997 $10.0 million in anticipation of the imposition of the SAIF special assessment, which assessment was determined to be $8.6 million upon enactment of legislation, thus resulting in a reversal in part of the prior accrual. Such reversal reduced non-interest expense during the three months ended December 31, 1996 by $1.4 million. For the nine months ended December 31, 1997, non-interest expense increased by $2.1 million or 3.4% to $63.5 million primarily due to increases in compensation and employee benefits expense ($1.6 million), data processing fees ($5.4 million), and occupancy expense ($1.2 million), offset partially by a $981,000 decrease in FDIC insurance premiums. In addition, non-interest expense was substantially increased during the 1996 period as a result of the imposition of the one-time SAIF special assessment which totaled $8.6 million. It is expected that non-interest expenses will increase due to the increased costs involved in operating as a public company as well as to the expenses related to the various proposed stock benefit plans expected to be implemented subsequent to completion of the conversion, subject to receipt of stockholder approval.

Compensation and employee benefits expense decreased by $104,000 or 1.5% to $7.1 million during the three months ended December 31, 1997 as compared to the same period in 1996 but increased $1.6 million or 7.7% to $22.1 million for the nine months ended December 31, 1997 as compared to the same period in 1996.
The increase in the nine months ended December 31, 1997 reflected primarily expenses incurred from increased staffing resulting from the pending Conversion and data processing systems conversion.

Occupancy costs increased $333,000 to $3.2 million and $1.2 million to $9.4 million for the three and nine months ended December 31, 1997, respectively, from $2.9 million and $8.2 million for the same periods in 1996 due to both the expanded branch network resulting from the acquisitions effected in fiscal 1996 as well as the Bank's on-going branch renovation and improvement program.

Data processing service expenses increased by $1.7 million or 149.5% to $2.8 million during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. Such expenses increased $5.4 million or 166.0% to $8.7 million during the nine months ended December 31, 1997 as compared to the same period in 1996. These increases reflected primarily expenses being incurred in connection with the conversion of the Bank's data processing systems. Such expenses amounted to $1.2 million and $4.7 million during the three and nine months ended December 31, 1997, respectively. The Bank has recognized substantially all the expenses expected to be incurred in connection with completion of the first phase of the conversion of the Bank's data processing systems which was completed in the third quarter of fiscal 1998. However, additional expenses will be incurred in connection with the second (and final) phase of the conversion which is not expected to be completed until fiscal 1999. In connection with the data processing systems conversion, the Bank is in the process of planning the program changes necessary in order to be ready for the year 2000 (the "Year 2000 Issue). The Bank's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Bank is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e. securities safekeeping services, securities pricing information, et cetera). The Bank is currently working with these third party vendors to assess their year 2000 readiness. Based upon the initial assessment, the Bank presently believes that with planned modifications to existing software and planned conversions to new software, the Bank's third party vendors are taking the appropriate steps to ensure critical systems will function properly. The Bank currently expects such modifications and conversions and related testing to be completed by December 31, 1998. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Bank. The cost of such modifications and conversions is being absorbed by the third party vendors. The Bank's cost is not anticipated to be material.

The Bank's advertising expenses amounted to $1.3 million and $1.1 million for the three months ended December 31, 1997 and 1996, respectively, and to $3.2 million and $2.7 million for the nine months ended December 31, 1997 and 1996, respectively. The increase in the 1997 periods reflected the Bank's determination to increase its market presence through, in part, increased advertising in print media and radio.

FDIC insurance premiums declined in the nine months ended December 31, 1997 from the level experienced in same period in 1996 even though the level of insurable deposits increased during the period. For the nine months ended December 31, 1997, such expenses amounted to $913,000 as compared to $1.9 million for the same period in the prior year. The decrease reflects the reduction in the rate paid to the FDIC for deposit insurance premiums combined with a refund from the FDIC in the third quarter of fiscal 1997 totaling $961,000 related to the recapitalization of the SAIF. The Bank's FDIC insurance premiums increased during the three months ended December 31, 1997 as compared to the same period in 1996. However, the 1996 period included a $961,000 refund of previously paid FDIC insurance premiums as a result of the SAIF recapitalization. Excluding such refund, FDIC insurance premiums for the three months ended December 31, 1996 would have been $948,000 as compared to $292,000 for the same period in 1997.

As a result of certain of its past acquisitions, the Bank is deemed to have SAIF-insured deposits. During fiscal 1997, the FDIC imposed a one-time special assessment in order to recapitalize the SAIF fund which, for BIF-insured institutions like the Bank which also have deposits deemed to be SAIF-insured, amounted to 65.7 basis points on the balance of SAIF deposits as of March 31, 1995. As a result, the Bank was assessed $8.6 million in the third quarter of fiscal 1997. The level of deposit insurance expense for the Bank is and will remain higher than that of an insured institution with a comparable amount of BIF-only insured deposits due to the significant amount of the Bank's deposits deemed to be SAIF-insured. The Bank's deposits deemed SAIF-insured are assessed at a rate of 6.3 basis points compared to 1.3 basis points for the Bank's BIF-insured deposits. At December 31, 1997 and at March 31, 1997, $1.61 billion of the Bank's deposits were deemed to be SAIF insured.

During the three and nine months ended December 31, 1997, the amortization of intangibles increased by $369,000 and $516,000, respectively, from the same periods in 1996. Amortization expense increased during the 1997 periods due to the completion of a branch purchase transaction in April 1997 which resulted in a $4.0 million premium.

Other non-interest expenses, including miscellaneous items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees, decreased slightly for the three months ended December 31, 1997 compared to the same period in 1996. However, during the nine month period ended December 31, 1997, such expenses increased by $2.5 million or 24.0% primarily as a result of the significantly expanded branch operations resulting from the purchase transactions completed in 1996.

INCOME TAXES. Income tax expense amounted to $2.7 million and $3.1 million for the three months ended December 31, 1997 and 1996, respectively, and $9.0 million and $10.2 million during the nine months ended December 31, 1997 and 1996, respectively. The decrease experienced in the 1997 periods reflected in part the decrease in the Bank's income before income taxes. In addition, the Bank's effective tax rate was substantially reduced due to the establishment of a real estate investment trust, Independence Community Realty Corp. during fiscal 1997. The Bank's effective tax rate for the nine months ended December 31, 1997 was 30.0%.

As of December 31, 1997, the Bank had a net deferred tax asset of $17.9 million. No valuation allowance was deemed necessary with respect to such asset.


REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at December 31, 1997.

                                               Required                    Actual                    Excess
                                         ----------------------   ------------------------   ------------------------
                                          Percent      Amount       Percent      Amount        Percent    Amount
                                         ---------  ----------    ------------  ----------   ----------  ------------

                                                                     (Dollars in Thousands)
             Tier I leverage capital
               ratio(1)                   4.0%      $149,656          7.3%      $271,450         3.3%    $121,794

             Risk-based capital
               ratios:
               Tier I                     4.0        101,897         10.7        271,450         6.7      169,553
               Total                      8.0        203,794         11.9        303,321         3.9       99,527


---------------
 (1) Reflects the 4.0% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations.

LIQUIDITY AND COMMITMENTS

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-backed and mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-backed and mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds during the past five years. Such advances amounted to $14.3 million at December 31, 1997.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and debt and equity securities. At December 31, 1997, there were outstanding commitments and unused lines of credit by the Bank to originate or acquire mortgage loans and other loans aggregating $93.9 million and $14.7 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve months ended December 31, 1998. Certificates of deposit scheduled to mature in one year or less at December 31, 1997, totaled $1.43 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.


  Part II                OTHER INFORMATION
              Item 1     Legal Proceedings
                         Not applicable

              Item 2     Changes in Securities
                         Not applicable

              Item 3     Defaults Upon Senior Securities
                         Not applicable

              Item 4     Submission of Matters to a Vote of Security Holders
                         Not applicable

              Item 5     Other Information
                         Not applicable

              Item 6     Exhibits and Reports on Form 8-K
                         a) Not applicable
                         b) No Form 8-K reports were filed during the quarter.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INDEPENDENCE COMMUNITY BANK CORP.


Date:    February 13, 1998                 By:/s/Charles J. Hamm
                                              ----------------------------------
                                              Charles J. Hamm
                                              Chairman, President and
                                               Chief Executive Officer


Date:    February 13, 1998                 By:/s/John B. Zurell
                                              ----------------------------------
                                              John B. Zurell
                                              Executive Vice President and Chief
                                                Financial Officer