Form 10-K
period 1998-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 1998-06-26
CIK 945734

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                     FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      FOR THE TRANSACTION PERIOD FROM                   TO

                                    0-23229
                            (COMMISSION FILE NUMBER)

                       INDEPENDENCE COMMUNITY BANK CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        13-3387931
 (STATE OR OTHER JURISDICTION OF INCORPORATION
                OR ORGANIZATION)                     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
    195 MONTAGUE STREET, BROOKLYN, NEW YORK                           11201
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)

                                 (718) 722-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this 10-K [ ]

     As of June 24, 1998, there were 76,043,750 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock (based on closing price quoted on June 24, 1998) held by non-affiliates was approximately $1,101,561,064.

================================================================================

PART I

ITEM 1.   BUSINESS

INDEPENDENCE COMMUNITY BANK CORP.

     Independence Community Bank Corp. (the "Holding Company") is a Delaware corporation organized in June 1997 by Independence Savings Bank (the "Bank") for the purpose of becoming a savings and loan holding company of the Bank. The Bank's reorganization to the stock form of organization and the concurrent offer and sale of the Holding Company's common stock was completed on March 13, 1998 (the "Conversion"). The only significant assets of the Holding Company are the capital stock of the Bank, the loan to the Employee Stock Ownership Plan ("ESOP"), and the portion of the net Conversion proceeds retained by the Holding Company. The business and management of the Holding Company consists primarily of the business and management of the Bank (collectively the "Company"). The Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Holding Company does not intend to employ any persons other than officers of the Bank, and the Holding Company will utilize the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Holding Company expands or changes its business in the future.

     The Company's executive office is located at 195 Montague Street, Brooklyn, New York 11201, and its telephone number is (718) 722-5300.

INDEPENDENCE SAVINGS BANK

     The Bank's principal business is gathering deposits from customers within its market area and investing those deposits, primarily in multi-family residential mortgage loans, single-family residential loans (including cooperative apartment loans), commercial real estate loans, consumer loans, commercial business loans, mortgage-backed and mortgage-related securities and investment securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios while its primary sources of funds are deposits, loan amortization and prepayments and maturities of mortgage-backed and mortgage-related securities and investment securities. The Bank offers a variety of loan and deposit products to its customers. Though not currently being offered, the Bank has in the past, and may in the future make available other financial instruments, such as annuity products and mutual funds, through arrangements with a third party.

MARKET AREA AND COMPETITION

     The Company has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market area. The Company oversees its 34 branch office network through its headquarters located in downtown Brooklyn. The Company operates 18 branch offices in the borough of Brooklyn and another 10 in the borough of Queens with the remainder spread among Manhattan, the Bronx, Staten Island and Nassau County. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. Although the Company lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in the boroughs of Brooklyn and Queens and, to a lesser extent, Manhattan. The Company's customer base, like the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and to a lesser degree, low to moderate income households. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. As part of the Company's competitive strategy to attract loyal deposit customers, the Company has historically been a low service fee provider of a variety of savings and checking account products. The Company believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty which is essential to the Company's ability to compete effectively.

     In the past several years, the New York City metropolitan area has benefited from the resurgence and growth in employment and profitability experienced by national securities and investment banking firms, many of which are domiciled in Manhattan, as well as the growth and profitability of other financial service companies, such as money center banks. The strength of the national economy and of the United States equities markets has contributed significantly to the recent growth and increased profitability of Wall Street securities and investment banking firms. Historically, the metropolitan area has also benefited from being the corporate headquarters of many large industrial and commercial companies which have, in turn, attracted many smaller companies, particularly within the service industry. The metropolitan area also offers well developed transportation and communication systems and a highly skilled and educated work force. In spite of its size and diversity, the New York City metropolitan area economy is affected by the level of business activity and profitability within the securities and financial services industries. During the late 1980s and early 1990s, the securities and financial services industries experienced a significant decline in business activity and profitability which, when combined with a period of weakness in the national economy, resulted in higher levels of unemployment in the New York City metropolitan area. These conditions and other factors contributed to an overall decline in the value of commercial and residential real estate. While real estate values have substantially recovered, no assurance can be given that such conditions could not reoccur.

     The Company faces significant competition both in making loans and in attracting deposits. There are a significant number of financial institutions located within the Company's market area, many of which have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, savings associations, insurance companies and mortgage-banking companies. Management anticipates that competition for both multi-family residential mortgage loans and single-family residential loans will continue to increase in the future. Accordingly, no assurance can be given that the Company will be able to maintain the volume of originations of such loans at current levels. The Company's most direct competition for deposits has historically come from savings associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, direct purchases of government securities, and from other financial institutions such as brokerage firms and insurance companies. Competition may also increase as a result of the elimination of restrictions on interstate operations of financial institutions.

FORWARD LOOKING INFORMATION

     Statements contained herein which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission ("SEC") from time to time. Such factors include, but are not limited to, changes in general economic and market conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

LENDING ACTIVITIES

     GENERAL. At March 31, 1998, the Company's net loan portfolio totaled $2.75 billion, which represented 52.6% of the Company's $5.22 billion of total assets. The single largest category of loans in the Company's portfolio is multi-family residential mortgage loans, which are secured primarily by apartment buildings and which totaled $1.61 billion or 57.6% of the total loan portfolio at March 31, 1998. The second and third largest categories are single-family residential mortgage loans and cooperative apartment loans which totaled $505.1 million or 18.2% and $380.9 million or 13.7%, respectively, of the total loan portfolio at such date. These three categories accounted for 89.5% of the Company's total loan portfolio at March 31, 1998. The remainder of the loan portfolio was comprised primarily of $178.5 million of commercial and other real estate loans, $43.9 million of student loans, $31.6 million of commercial business loans, $15.6 million of home equity loans and lines of credit and $30.9 million of consumer and other loans.

     The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                                        AT MARCH 31,
                                  ----------------------------------------------------------------------------------------
                                           1998                      1997                      1996                1995
                                  ----------------------    ----------------------    ----------------------    ----------
                                                PERCENT                   PERCENT                   PERCENT
                                    AMOUNT      OF TOTAL      AMOUNT      OF TOTAL      AMOUNT      OF TOTAL      AMOUNT
                                  ----------    --------    ----------    --------    ----------    --------    ----------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential       $  505,051      18.2%     $  552,745      21.8%     $  534,539      22.8%     $  376,047
  Multi-family residential(1)      1,605,058      57.6       1,365,124      53.9       1,208,039      51.6       1,076,969
  Commercial and other real
    estate                           178,463       6.4         158,336       6.3         162,799       6.9         119,890
                                  ----------     -----      ----------     -----      ----------     -----      ----------
  Total principal balance --
    mortgage loans                 2,288,572      82.2       2,076,205      82.0       1,905,377      81.3       1,572,906
Less:
  Net deferred fees                    9,403       0.3           9,645       0.4          10,451       0.4          11,206
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Total mortgage loans               2,279,169      81.9       2,066,560      81.6       1,894,926      80.9       1,561,700
Other loans:
  Cooperative apartment loans        380,866      13.7         348,029      13.7         340,507      14.5         360,434
  Student loans                       43,946       1.6          45,262       1.8          45,947       1.9          47,823
  Home equity loans and lines         15,625       0.6          19,545       0.8          23,458       1.0          27,232
  Consumer and other loans            30,869       1.1          27,005       1.1          20,611       0.9          18,151
  Commercial business loans           31,550       1.1          25,249       1.0          18,003       0.8          16,866
                                  ----------     -----      ----------     -----      ----------     -----      ----------
  Total principal balance --
    other loans                      502,856      18.1         465,090      18.4         448,526      19.1         470,506
Less:
  Unearned discount and net
    deferred fees                        138       0.0             130       0.0             116       0.0              95
                                  ----------     -----      ----------     -----      ----------     -----      ----------
  Total other loans                  502,718      18.1         464,960      18.4         448,410      19.1         470,411
  Total loans receivable           2,781,887     100.0%      2,531,520     100.0%      2,343,336     100.0%      2,032,111
                                  ----------     =====      ----------     =====      ----------     =====      ----------
Less:
  Allowance for loan losses           36,347                    27,024                    20,528                    11,849
                                  ----------                ----------                ----------                ----------
Loans receivable, net             $2,745,540                $2,504,496                $2,322,808                $2,020,262
                                  ==========                ==========                ==========                ==========

                                             AT MARCH 31,
                                  ----------------------------------
                                    1995               1994
                                  --------    ----------------------
                                  PERCENT                   PERCENT
                                  OF TOTAL      AMOUNT      OF TOTAL
                                  --------    ----------    --------
                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential         18.5%     $  308,960      18.1%
  Multi-family residential(1)       53.0         896,605      52.7
  Commercial and other real
    estate                           5.9          95,172       5.6
                                   -----      ----------     -----
  Total principal balance --
    mortgage loans                  77.4       1,300,737      76.4
Less:
  Net deferred fees                  0.6          10,529       0.6
                                   -----      ----------     -----
Total mortgage loans                76.8       1,290,208      75.8
Other loans:
  Cooperative apartment loans       17.8         288,381      16.9
  Student loans                      2.4          47,609       2.8
  Home equity loans and lines        1.3          31,875       1.9
  Consumer and other loans           0.9          28,100       1.7
  Commercial business loans          0.8          17,694       1.0
                                   -----      ----------     -----
  Total principal balance --
    other loans                     23.2         413,659      24.3
Less:
  Unearned discount and net
    deferred fees                    0.0           1,103       0.1
                                   -----      ----------     -----
  Total other loans                 23.2         412,556      24.2
  Total loans receivable           100.0%      1,702,764     100.0%
                                   =====      ----------     =====
Less:
  Allowance for loan losses                        8,770
                                              ----------
Loans receivable, net                         $1,693,994
                                              ==========

---------------
(1) Includes at March 31, 1998 and March 31, 1997, $354.1 million and $294.9 million, respectively, of loans secured by mixed-use (combined residential and commercial use)properties.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Company's loans at March 31, 1998, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                   PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN YEAR(S) ENDED MARCH 31,
                                       -----------------------------------------------------------------------------------------
                                        TOTAL AT
                                       MARCH 31,                                                 2003-      2009-
                                          1998        1999       2000       2001       2002       2008       2014     THEREAFTER
                                       ----------   --------   --------   --------   --------   --------   --------   ----------
                                                                            (IN THOUSANDS)
Mortgage loans:
  Single-family residential(1)         $  472,342   $    737   $    996   $    950   $  2,553   $ 92,174   $110,069    $264,863
  Multi-family residential              1,605,058     92,122    125,438    231,112    368,356    736,519     50,821         690
  Commercial and other real estate        178,463     20,790     15,379     24,913     31,947     76,963      3,409       5,062
Other loans:
  Cooperative apartment loans             380,866         58         73        276      1,118     32,293     42,956     304,092
  Consumer and commercial business
    loans(2)                              121,990     54,154     13,110     10,976     11,354     23,294      5,461       3,641
                                       ----------   --------   --------   --------   --------   --------   --------    --------
        Total(3)                       $2,758,719   $167,861   $154,996   $268,227   $415,328   $961,243   $212,716    $578,348
                                       ==========   ========   ========   ========   ========   ========   ========    ========

---------------
(1) Does not include $32.7 million of single-family residential loans serviced by others.

(2) Includes student loans, home equity loans and lines of credit, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

(3) Of the $2.59 billion of loan principal repayments contractually due after March 31, 1999, $1.92 billion have fixed rates of interest and $672.8 million have adjustable rates of interest.

     LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Company originates both adjustable-rate mortgage loans and fixed-rate mortgage loans, the volume of which is dependent upon customer demand and market rates of interest. The Company generally retains all adjustable-rate loans and fixed-rate residential mortgage loans with contractual terms of 15 years or less for its portfolio. In the past, the Company generally did not purchase whole mortgage loans or loan participations. However, during the fourth quarter of fiscal 1996 the Company entered into an agreement with a local mortgage-banking firm to purchase conventional (loans not fully or partially guaranteed by the Federal Housing Administration ("FHA") or the Department of Veterans' Affairs ("VA")), single-family residential mortgage loans and cooperative apartment loans originated by such mortgage banking firm on the Company's behalf. During the year ended March 31, 1998, the Company purchased $11.3 million and $12.7 million, respectively, of conventional single-family residential mortgage loans and cooperative loans from such mortgage banker. The Company generally sells (with servicing retained by the Company) newly originated fixed-rate, single-family residential mortgage loans with contractual terms of more than 15 years in the secondary market to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"). It has also, on occasion, sold cooperative apartment loans and multi-family residential mortgage loans. As of March 31, 1998, the Company serviced $211.2 million of loans for others. The Company generally receives an annual fee equal to .25% to .375% of the outstanding principal balance for servicing loans sold.

     In connection with the review of the Company's application for conversion by the state banking regulators, the Company has undertaken to make a good faith effort, consistent with safe and sound banking practices, to provide housing related financing to borrowers and/or projects located in the Bronx and in upper Manhattan totaling $22.0 million and $16.0 million, respectively, over the two year period commencing January 1, 1998 of which $14.0 million and $9.0 million, respectively, are to consist of loans secured by properties in low and moderate income ("LMI") census tracts, loans to LMI borrowers, loans to community development projects or qualified investments (subject to certain limitations). The commitment can be satisfied by originations, purchases or refinancing of permanent or construction loans for housing related projects or by community development loans or other "qualified investments" as defined in federal regulations promulgated pursuant to the Community Reinvestment Act ("CRA"). The Company will use its good faith efforts to achieve at least one-third of the lending commitments during the year ended December 31, 1998. In addition, the Company agreed to expand its CRA assessment area to include Manhattan, the Bronx and Nassau County in their entirety. The time frame for compliance with the commitment is contingent upon the financial capability of the Company, prevailing market and economic conditions and compliance with safe and sound banking practices. In addition, in December 1997 the Company entered into an agreement (the "ICP Agreement") with Inner City Press/Community on the Move, a local community group ("ICP"), pursuant to which it agreed to use its best efforts to lend in the Bronx and upper Manhattan at least $27.0 million and $20.0 million, respectively, over the two year period commencing January 1, 1998, of which at least $18.0 million and $16.0 million, respectively, are to consist of loans secured by properties in LMI census tracts. For purposes of the ICP Agreement, "lend" means loans, community development loans or qualified investments as defined in federal regulations implementing the CRA. In addition, under the terms of the ICP Agreement the Company is required to use its best efforts to lend in certain specified LMI areas of Brooklyn an aggregate of at least $15.0 million in the two year period commencing January 1, 1998. In addition, during this two year period, the Company agreed to open two automatic teller machines ("ATM") in LMI census tracts in the Bronx and/or upper Manhattan or a new branch office within certain specified areas of the Bronx or upper Manhattan. In connection with the review of the Company's application by Federal regulators, the Company agreed, subject to principles of safety and soundness, to meet certain lending requirements substantially identical to those set forth in the ICP Agreement. Management does not believe that compliance with the foregoing commitments will have a material effect on the results of operations or financial condition of the Company.

     LOAN ACTIVITY. The following table shows the activity in the Company's loan portfolio during the periods indicated.

                                                                  YEAR ENDED MARCH 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Total loans held at beginning of period                  $2,541,295    $2,353,903    $2,043,412
Originations of loans:
  Single-family residential                                  45,476       106,688        31,296
  Multi-family residential                                  410,106       225,906       144,560
  Commercial and other real estate                           35,679        49,924        18,055
  Other loans:
     Cooperative apartment loans                             82,006       115,685        23,862
     Consumer and commercial business loans(1)               47,320        43,009        41,195
                                                         ----------    ----------    ----------
          Total originations                                620,587       541,212       258,968
Purchases of loans:
  Single-family residential                                  11,346        19,097       171,608
  Multi-family residential                                       --            --        31,126
  Commercial and other real estate                               --            --        67,084
  Other loans:
     Cooperative apartment loans                             12,658        11,724         2,317
     Consumer and commercial business loans(1)                   --            --         3,864
                                                         ----------    ----------    ----------
          Total purchases                                    24,004        30,821       275,999(2)
                                                         ----------    ----------    ----------
          Total originations and purchases                  644,591       572,033       534,967
Loans sold:
  Single-family residential                                  17,470         4,066         5,693
  Commercial and other real estate                               --         1,494(3)         --
  Other loans:
     Cooperative apartment loans                              1,668        67,658         1,123
                                                         ----------    ----------    ----------
          Total sold                                         19,138        73,218         6,816
Repayments(4)                                               375,320       311,423       217,660
                                                         ----------    ----------    ----------
Net loan activity                                           250,133       187,392       310,491
                                                         ----------    ----------    ----------
          Total principal balance loans held at end of
            period                                        2,791,428     2,541,295     2,353,903
Less:
  Discount on loans purchased and net deferred fees at
     end of period                                            9,541         9,775        10,567
                                                         ----------    ----------    ----------
          Total loans receivable at end of period        $2,781,887    $2,531,520    $2,343,336
                                                         ==========    ==========    ==========

---------------
(1) Includes student loans, home equity loans and lines of credit, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

(2) Includes $274.1 million of loans acquired in connection with the acquisition of Bay Ridge Bancorp, Inc. ("Bay Ridge") in January 1996.

(3) Reflects sale of certain non-performing loans acquired in the Bay Ridge acquisition.

(4) Includes loans charged off or transferred to other real estate owned.

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. The Company originates multi-family (five or more units) residential mortgage loans which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located in the Company's market area. At March 31, 1998, the Company had multi-family residential mortgage loans totaling $1.61 billion in its portfolio, comprising 57.6% of the total loan portfolio. Historically, the Company has been an active multi-family residential mortgage lender and this portion of the Company's loan portfolio has grown substantially during the last several years, reflecting the Company's emphasis on such lending. The Company intends to continue to emphasize multi-family residential mortgage lending within its market area. The main competitors for loans in this market tend to be other local banks and savings institutions as well as insurance companies. Multi-family residential mortgage loans in the Company's portfolio generally range in amount from $500,000 to $3.0 million and have an average size of approximately $1.0 million. The Company's multi-family residential mortgage loans are comprised primarily of middle-income housing located in the boroughs of Brooklyn, Queens, and to a lesser extent, Manhattan.

     When approving new multi-family residential mortgage loans, the Company follows a set of underwriting standards which it believes are conservative, and which generally permit a maximum loan-to-value ratio of 75% based on an appraisal performed by either one of the Company's in-house licensed and certified appraisers or by a Company-approved licensed and certified appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.3 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property and the Company's lending experience with the borrower. The Company's current lending policy requires that loans in excess of $300,000 be approved by two non-officer directors of the Credit Committee of the Board of Directors.

     The Company's multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 65% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At March 31, 1998, the Company had $370.5 million of loans, located primarily in Manhattan, secured by cooperative apartment buildings.

     The Company's typical multi-family residential mortgage loan is originated with a term to maturity of 5 to 10 years (with principal due in full at such time). These loans have a fixed-rate of interest and may be extended by the borrower, upon payment of an additional fee, for five additional years at an interest rate based on the 5-year Federal Home Loan Bank of New York ("FHLB") advance rate plus a margin, which rate may not be below the initial interest rate of the loan. The Company recently has been offering loans which have fixed-rates for the first five years then adjust at the end of the fifth year and again at the end of the seventh or eighth year to pre-set rates established at the time of origination. Under the terms of the Company's multi-family residential mortgage loans, the principal balance generally is amortized at the rate of 1% per year. Prepayment penalties are generally assessed on these loans.

     In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans which, at March 31, 1998, amounted to $178.5 million or 6.4% of total loans. This portfolio is comprised primarily of loans secured by commercial and industrial properties, nursing homes, funeral homes, churches and synagogues, schools and small shopping centers located within the Company's market area. The Company's commercial real estate loans generally range in amount from $50,000 to $1.5 million, and have an average size of approximately $700,000. The Company originates commercial real estate loans following similar underwriting standards as applied to multi-family residential mortgage loans. In addition, the Company reviews rent or lease income, rent rolls, business receipts, the borrower's credit history and business experience, and comparable values when underwriting commercial real estate loans.

     Loans secured by apartment buildings and other multi-family residential and commercial properties generally are larger and considered to involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation or management of the properties and are subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which generally limit origination of such loans to the Company's market area and require such loans to be qualified on, among other things, the basis of the property's income and debt service ratio. Such loans accounted for 20.1% of total non-performing loans at March 31, 1998.

     SINGLE-FAMILY RESIDENTIAL AND COOPERATIVE APARTMENT LENDING. The Company offers residential first mortgage loans secured primarily by owner-occupied single family (one to four units) residences. The Company also originates loans to individuals secured by shares of individual cooperative apartments. At March 31, 1998, $505.1 million or 18.2% and $380.9 million or 13.7% of the Company's total loan portfolio consisted of single-family residential mortgage loans and cooperative apartment loans, respectively. The substantial majority of these loans are secured by properties located in the boroughs of Brooklyn, Queens and Manhattan. The Company offers conforming and non-conforming fixed-rate and adjustable-rate mortgage loans ("ARMS") with maturities of up to 30 years and a maximum loan amount generally not exceeding $1.0 million. At March 31, 1998, adjustable-rate loans represented $615.2 million of the aggregate total of single-family residential mortgage loans and cooperative apartments loans.

     The Company's residential loan originations are generally obtained from existing or past loan customers, depositors of the Company, members of the local community and referrals from attorneys, realtors and independent mortgage brokers who refer members of the communities located in the Company's market area. The Company has agreements with mortgage-banking firms and with mortgage brokers with respect to the origination of single-family residential mortgage loans and cooperative apartment loans for the Company. Under the terms of the agreements with the mortgage bankers, the mortgage bankers originate and sell loans to the Company. However, the mortgage brokers process loan applications on the Company's behalf using the Company's loan documents. In both cases, the loans are originated and underwritten in accordance with the Company's underwriting policies, and the Company retains approval authority with respect to loans it considers for its portfolio. The Company also conducts extensive print and radio advertising, the majority of which is for its mortgage products. The Company is a participating seller/servicer with the FNMA and the FHLMC, and generally underwrites its fixed-rate single-family residential mortgage loans to conform with standards required by these agencies. Included in single-family residential loans is a modest amount of loans partially or fully guaranteed by the FHA or the VA.

     The Company continues to place a portion of its lending emphasis in the cooperative apartment loan market. Although the collateral for cooperative apartment loans consists of shares in a cooperative housing corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as single-family residential mortgage loans. At March 31, 1998, such loans amounted to $380.9 million or 13.7% of the Company's total loan portfolio. Although the Company's cooperative apartment loans have in the past related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan, with a significant number of such loans having original loan balances in excess of $300,000.

     The Company's single-family residential mortgage loans and cooperative apartment loans include ARMs and fixed-rate loans. The Company currently offers a variety of ARMs, all of which have a 30 year term to maturity, certain of which can convert to fixed-rate loans. The Company's ARMs currently include loans which adjust every one or three years as well as loans with an established rate for the initial five or seven years and which adjust every three years thereafter. The interest rate on the Company's ARMs fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Board of Governors of the Federal Reserve System. In addition, ARMs generally are subject to limitations on interest increases or decreases of 2% per adjustment period and an interest rate cap during the life of the loan established at the time of origination.

     The retention of ARMs in the Company's loan portfolio helps reduce the Company's exposure to increases in interest rates. However, ARMs generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for defaults. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risks, ARM borrowers are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Company has not in the past, nor does it currently, originate negative amortization ARMs.

     The Company's fixed-rate, single-family residential mortgage loans and cooperative apartment loans have terms of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions. The Company generally originates fixed-rate loans with terms and in amounts conforming to the maximum guidelines of the FNMA and the FHLMC.

     The Company generally sells its newly originated fixed-rate, single-family residential mortgage loans with contractual terms of more than 15 years in the secondary market to agencies such as the FNMA and the FHLMC. The Company generally retains the servicing rights on all such loans sold. For the year ended March 31, 1998 the Company sold single-family residential mortgage loans totaling $17.5 million.

     Under the Company's underwriting guidelines, ARMs can be originated with loan-to-value ratios of up to 80%. Fixed-rate, single-family residential mortgage loans can be originated with loan-to-value ratios of up to 90%, provided, however, that private mortgage insurance is required for loans with loan-to-value ratios in excess of 80%.

     In order to provide financing for low and moderate income home buyers, the Company participates in residential mortgage programs and products sponsored by, among others, the State of New York Mortgage Authority, the Community Preservation Corporation, Neighborhood Housing Services and the New York City Co-op Pilot Program. Various programs sponsored by these groups provide low and moderate income households with fixed-rate mortgage loans which are generally below prevailing fixed market rates and which allow below market down payments.

     Substantially all of the Company's mortgage loans include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. It is the Company's policy to enforce due-on-sale provisions within the applicable regulations and guidelines imposed by New York law.

     CONSUMER LENDING ACTIVITIES. The Company offers a variety of consumer loans including student loans, home equity loans and lines of credit, automobile loans, passbook loans and credit card loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At March 31, 1998, $90.4 million or 3.3% of the Company's total loan portfolio was comprised of consumer loans.

     The largest component of the Company's consumer loan portfolio is student loans. The Company has been and continues to be an active originator of student loans. Substantially all of these loans are originated under the auspices of the New York State Higher Education Service Corporation ("NYSHESC"). Under the terms of these loans, no repayment is due until the student's graduation, with 98% of the principal guaranteed by the NYSHESC. The term and rates of these loans are established by the NYSHESC. At March 31, 1998, such loans amounted to $43.9 million or 1.6% of the total loan portfolio.

     The second largest component of the Company's consumer loan portfolio is automobile loans. Automobile loans are originated directly with the Company's customer, rather than through an automobile dealer. The car collateralizes the loan, with the Company lending up to 80% of the value of the car. The loans generally amortize over a two to five year period and can be used to purchase either a new or used car. At March 31, 1998 87.7% of the outstanding balance of $16.9 million represents loans for the purchase of a new automobile. The Company generally does not participate in indirect automobile lending.

     The third largest component of the Company's consumer loan portfolio is home equity loans and lines which consist primarily of home equity lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower's primary or secondary residence. The Company's home equity lines of credit have interest rates that adjust or float based on the Wall Street Journal Prime Rate ("WSJ Prime"), loan-to-value ratios of 75% or less, and are generally for amounts of less than $100,000 but can be as high as $300,000. Interest only payments are made during the first five years with repayment of principal and interest required during the final 15 years. The Company offers fixed-rate, fixed-term home im-provement loans, which are also secured by the underlying equity in the borrower's primary or secondary residence. At March 31, 1998, home equity lines and loans amounted to $15.6 million, or 0.6% of the Company's total loan portfolio and the Company had $3.5 million of unused commitments pursuant to such equity lines of credit.

     At March 31, 1998, the remaining $14.0 million of the Company's consumer loan portfolio, which amounted to 0.5% of the Company's total loan portfolio, was comprised primarily of loans secured by passbook loans and credit card loans (the Company offers VISA cards on an issuer basis). Passbook loans, which are loans secured by the borrower's deposits in the Company, totaled $8.8 million at March 31, 1998, while credit card loans amounted to $1.8 million at such date.

     Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio, however, because a high percentage of the portfolio is comprised of home equity loans and lines of credit which are secured by real estate and underwritten in a manner such that they result in a lending risk which is similar to single-family residential mortgage loans.

     COMMERCIAL BUSINESS LENDING ACTIVITIES. The Company makes commercial business loans directly to businesses located in its market area. The Company targets small and medium sized businesses with the bulk of the loans being originated for amounts less than $750,000. Applications for commercial business loans are obtained primarily from existing customers, branch referrals and direct inquiry. As of March 31, 1998 commercial business loans totaled $31.6 million or 1.1%, of the Company's total loan portfolio.

     Commercial business loans originated by the Company generally have terms of five years or less and adjustable interest rates tied to the WSJ Prime plus a margin. Such loans are generally secured by real estate, receivables or inventory and are backed by the personal guarantees of the principals of the borrower. Commercial business loans generally have shorter terms to maturity and provide higher yields than residential mortgage loans. Although commercial business loans generally are considered to involve greater credit risk then certain other types of loans, management intends to continue to offer commercial business loans to small and medium sized businesses in its market area. Furthermore, the Company intends to expand moderately its commercial business lending program. In furtherance of such strategy, the Company recently increased advertising and direct mail solicitations with respect to commercial business loans and is in the process of increasing the number of commercial business loan officers.

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Board of Directors of the Bank establishes lending authorities for individual officers as to its various types of loan products. For multi-family residential mortgage loans, commercial real estate loans, single-family residential mortgage loans and cooperative apartment loans, the Executive Vice President and Mortgage Officer and a Vice President have the authority to approve loans in amounts up to $300,000. Any mortgage loan or cooperative apartment loan in excess of $300,000, however, must also be approved by the President and at least two members of the Credit Committee of the Board of Directors, which consists of various directors, the composition of which is changed periodically. Consumer loans and commercial business loans of less than $50,000 can be approved by an individual loan officer, while loans between $50,000 and $300,000 must be approved by a Vice President and an Executive Vice President. Any commercial business loan in excess of $300,000 must also be approved by at least two members of the Credit Committee of the Board of Directors.

     The Company's policy limits the amount of credit related to mortgage loans and cooperative share loans that can be extended to any one borrower to 15% of the Bank's stockholder's equity. In addition, the Company's policy limits the amount of commercial business loans that can be extended to any one borrower to the greater of $2.0 million, 5% of the Bank's stockholder's equity or 10% of total commercial business loans. With certain limited exceptions, a New York State-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank's stockholder's equity if the loan is unsecured, or 25% of stockholder's equity if the loan is secured.

     For all single-family residential mortgage loans and cooperative apartment loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, assets and certain other information are verified by an independent credit agency, and if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate is required, which is performed by an independent appraiser except with respect to multi-family residential and commercial real estate loans for which the appraisals are primarily conducted by licensed and certified in-house appraisers. In addition, appraisals conducted by independent appraisers are reviewed by the Company's in-house licensed and certified appraisers. It is the Company's policy to require appropriate insurance protection, including title and hazard insurance, on all mortgage loans prior to closing. Other than cooperative apartment loans, borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

     LOAN ORIGINATION AND LOAN FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company currently offers a number of residential loans products on which no points are charged.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated which originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At March 31, 1998, the Company had $9.5 million of such net deferred loan fees.

ASSET QUALITY

     With the exception of guaranteed student loans and FHA or VA loans, the Company generally places loans on non-accrual status when they are more than 90 days past due as to interest. Loans may be placed on non-accrual status earlier if management believes that collection of interest is doubtful. For periods prior to fiscal 1997, the Company continued to accrue interest on loans more than 90 days past due if, in management's judgment, the full collection of interest was probable. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

     Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned ("OREO") until sold. Pursuant to Statement of Position ("SOP") 92-3, such assets are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

     DELINQUENT LOANS The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                AT MARCH 31, 1998                             AT MARCH 31, 1997
                                   -------------------------------------------   -------------------------------------------
                                        60-89 DAYS          90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                   --------------------   --------------------   --------------------   --------------------
                                              PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL
                                    NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE
                                   OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                   --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential           42       $3,908        84       $4,298        13       $  535        56       $ 3,311
  Multi-family residential             4          960         8        1,190        --           --         3         1,918
  Commercial and other mortgage
     loans                             5          590         5        1,009        --           --         5         9,209
Other loans:
  Cooperative apartment loans          8          316        19          509         4          196        13           427
  Consumer and commercial
     business loans(1)               226        1,271       481        2,019       225        1,004       300         1,757
                                     ---       ------       ---       ------       ---       ------       ---       -------
          Total                      285       $7,045       597       $9,025       242       $1,735       377       $16,622
                                     ===       ======       ===       ======       ===       ======       ===       =======
Delinquent loans to total loans(3)               0.25%                  0.32%                  0.07%                   0.65%
                                               ======                 ======                 ======                 =======

                                                AT MARCH 31, 1996
                                   -------------------------------------------
                                        60-89 DAYS          90 DAYS OR MORE
                                   --------------------   --------------------
                                              PRINCIPAL              PRINCIPAL
                                    NUMBER     BALANCE     NUMBER     BALANCE
                                   OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                   --------   ---------   --------   ---------
                                             (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential           19       $1,007        53       $ 3,504
  Multi-family residential             4          486         4         3,379
  Commercial and other mortgage
     loans                             1          200        15        19,277
Other loans:
  Cooperative apartment loans          3          183         8           355
  Consumer and commercial
     business loans(1)               204          888       243         1,571
                                     ---       ------       ---       -------
          Total                      231       $2,764       323       $28,086(2)
                                     ===       ======       ===       =======
Delinquent loans to total loans(3                0.12%                   1.19%
                                               ======                 =======

---------------
(1) Includes student loans, home equity loans and lines of credit, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

(2) Includes $9.5 million of loans acquired in the Bay Ridge acquisition.

(3) Total loans includes loans receivable less deferred loan fees and unamortized discounts, net.

     NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. The Company did not have any troubled debt restructuring at any of the dates presented.

                                                              AT MARCH 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential             $ 4,423    $ 2,474    $ 2,890    $ 2,074    $ 2,438
     Multi-family residential                1,190      1,918      3,379      2,018      2,095
     Commercial and other                    4,782     11,155     12,600      1,975      2,033
  Other loans:
     Cooperative apartment loans               509        427        355        451        606
     Consumer and commercial business
       loans(1)                                431        956      1,135      1,590      1,621
                                           -------    -------    -------    -------    -------
          Total non-accruing loans          11,335     16,930     20,359(2)   8,108      8,793
Loans past due 90 days or more as to:
  Interest and accruing(3)                   1,607      1,718      8,737      7,564      4,715
  Principal and accruing(4)                 16,804      8,442      6,413      5,591      7,535
                                           -------    -------    -------    -------    -------
          Total past due loans and
            accruing                        18,411     10,160     15,150     13,155     12,250
                                           -------    -------    -------    -------    -------
          Total non-performing loans        29,746     27,090     35,509     21,263     21,043
                                           -------    -------    -------    -------    -------
Other real estate owned, net(5)                192        540        973      1,691      2,024
                                           -------    -------    -------    -------    -------
Total non-performing assets(6)             $29,938    $27,630    $36,482    $22,954    $23,067
                                           =======    =======    =======    =======    =======
Allowance for loan losses as a percent of
  total loans                                 1.31%      1.07%      0.88%      0.58%      0.52%
Allowance for loan losses as a percent of
  non-performing loans                      122.19      99.76      57.81      55.73      41.68
Non-performing loans as a percent of
  total loans                                 1.07       1.07       1.52       1.05       1.24
Non-performing assets as a percent of
  total assets                                0.57       0.74       0.94       0.88       0.90

---------------
(1) Consists primarily of commercial business loans and home equity lines of credit.

(2) Includes $9.5 million of loans acquired in the Bay Ridge acquisition.

(3) Consists primarily of student loans guaranteed by the NYSHESC.

(4) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(5) Net of related loss allowances.

(6) Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

     The $2.3 million, or 8.4%, increase in non-performing loans from March 31, 1997 to March 31, 1998 was due in large part to an $8.3 million or 81.2% increase in loans past due and accruing, offset partially by a $5.6 million or 33.0% decrease in non-accruing loans. The increase in non-performing assets from March 31, 1997 to March 31, 1998 was the result of a $2.7 million increase in non-performing loans offset in part by $348,000 decline in OREO. The decrease in non-accruing loans in fiscal 1998 is primarily due to the repayment of two non-accrual commercial real estate loans aggregating $6.7 million extended to one borrower.

     At March 31, 1998, the Company's $16.8 million of loans past due 90 days or more as to principal consisted of loans which were contractually past their maturity but which continue to make payments on a basis consistent with the loans' original amortization schedule. The amount of such loans increased by $8.4 million to $16.8 million at March 31, 1998, which is primarily due to the increased number of loans which have matured and have not been renegotiated. Such loans consisted primarily of $10.4 million of multi-family residential loans and $4.8 million of commercial real estate loans. At March 31, 1998, the $10.4 million of contractually past due maturity multi-family residential loans consisted of 36 loans with an average principal balance of approximately $289,000 while the $4.8 million of commercial real estate loans consisted of 23 loans with an average principal balance of approximately $209,000. The Company's multi-family residential and commercial real estate loans are generally structured as a five or ten year balloon loan with the ability of the borrower to extend the term of the loan for an additional five years. At the contractual maturity date of these particular loans, the borrowers have failed to repay in full the principal due. The borrowers, however, have continued to make payments on the loans consistent with the loans' payment terms based on the original amortization schedule. Although the Company has contacted the borrowers requesting that they refinance their loans, the borrowers have not yet taken such steps. The majority of such loans bear interest rates which are above those charged currently on newly originated multi-family residential and commercial real estate loans. Furthermore, the Company inspects each of such properties at least annually. In addition, in many cases, based on current financial information provided to the Company, the properties are producing sufficient cash flow to service the debt. Based upon management's review of these credits, the Company does not believe that any material losses will be incurred with respect to such properties. However, the delinquency of such loans has been and continues to be considered in establishing the level of the Companys' allowance for loan losses. The Company is continuing its efforts to have such loans either be refinanced or have the term extended.

     The interest income that would have been recorded during the years ended March 31, 1998 and March 31, 1997, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods was $758,000 and $1.7 million, respectively.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Department"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meets the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for possible loan losses, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase, at that time, its allowance for possible loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the allowances for loan losses may become necessary. In addition, if the Company's involvement in multi-family residential and commercial real estate lending continues to increase (which is expected), additional provisions may be required due to the generally greater risk involved in such lending.

     CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

     At March 31, 1998, the Company had classified an aggregate of $16.1 million of assets (a substantial portion of which consisted of non-accrual loans). In addition, at such date the Company had $69.3 million of assets which were designated by the Company as special mention. At March 31, 1998, a major component of the Company's assets deemed special mention was a $14.8 million loan to the partnership which owns the building in which the Company's executive offices are located. The loan was originated in 1993 in the amount of $5.0 million to help fund the partnership's purchase of the building. Due to a variety of factors, there were delays in fully leasing out the building due in part to the need to effect extensive renovations and tenant improvements, including asbestos removal. As a consequence, payments on the initial loan were not made and the loan was placed on non-accrual status in fiscal 1996. The Company refinanced the loan in early 1997 and increased the principal balance to $15.0 million. The $10.0 million of additional funds were used in part to repay advances (plus interest) made to the partnership by Wiljo Development Corporation ("Wiljo"), a wholly-owned subsidiary of the Company, for construction costs and other expenses. The Company's executive offices and a branch office occupy approximately 40% of the building. As of March 31, 1998, all the remaining space in the building is leased with lease terms generally of ten years or more, and the new loan is performing in accordance with its terms. Also included in assets deemed special mention were $16.1 million of loans which were 90 days or more past due maturity which continued to make payments on a basis consistent with the original repayment schedule.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $36.3 million at March 31, 1998 as compared to $27.0 million at March 31, 1997. At March 31, 1998, the Company's allowance amounted to 1.3% of total loans and 122.2% of total non-performing loans. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

     The Company's allowance for loan losses increased $9.3 million from March 31, 1997 to March 31, 1998 due to provisions of $10.0 million, partially offset by charge-offs, net of recoveries, of $688,000. The increase during the period was due to several factors, including the Company's increased investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area, an increase in the number of larger multi-family residential and individual cooperative apartment loans as compared to prior years, an increase in the number of loans, which, while not delinquent, exhibit risk characteristics which require heightened management oversight, including loans which are contractually past due maturity 90 days or more and an increase of $6.3 million or 25.0% in commercial business loans, which, though conservatively underwritten in management's view are considered to have a greater risk of loss.

     The Company will continue to monitor and modify its allowance for possible loan losses as conditions dictate. While management believes that, based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances will be given that the Company's level of allowance for loan losses will be sufficient to absorb future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future further increase the level of its allowance for loan losses as a percentage of total loans and non-performing loans in the event the level of multi-family residential, commercial real estate and commercial business loans (which generally are considered to have a greater risk of loss than single-family residential mortgage loans) as a percentage of its total loan portfolio continues to increase. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to make additional provisions for estimated possible loan losses based upon judgments different from those of management.

     The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                          YEAR ENDED MARCH 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
Allowance at beginning of period           $27,024    $20,528    $11,849    $ 8,770    $ 6,415
                                           -------    -------    -------    -------    -------
Allowance from acquisition(1)                   --         --      6,910         --         --
Provision:
  Mortgage loans(2)                          7,894      8,425      3,300      3,300      3,075
  Consumer and commercial business
     loans(3)                                2,117       (465)(4)     379       292        750
                                           -------    -------    -------    -------    -------
          Total provision                   10,011      7,960      3,679      3,592      3,825
Charge-offs:
  Mortgage loans(2)                          1,047      1,636      1,634        842      1,049
  Consumer and commercial business
     loans(3)                                  263        509        751        220      1,259
                                           -------    -------    -------    -------    -------
          Total charge-offs                  1,310      2,145      2,385      1,062      2,308
                                           -------    -------    -------    -------    -------
Recoveries:
  Mortgage loans(2)                            415        545        176        294         28
  Consumer and commercial business
     loans(3)                                  207        136        299        255        810
                                           -------    -------    -------    -------    -------
          Total recoveries                     622        681        475        549        838
                                           -------    -------    -------    -------    -------
Net loans charged-off                         (688)    (1,464)    (1,910)      (513)    (1,470)
                                           -------    -------    -------    -------    -------
Allowance at end of period                 $36,347    $27,024    $20,528    $11,849    $ 8,770
                                           =======    =======    =======    =======    =======
Net loans charged off to allowance for
  loan losses                                 1.89%      5.42%      9.30%      4.33%     16.76%
Allowance for possible loan losses as a
  percent of total loans                      1.31%      1.07%      0.88%      0.58%      0.52%
Allowance for possible loan losses as a
  percent of total non-performing
  loans(5)                                  122.19%     99.76%     57.81%     55.73%     41.68%

---------------
(1) Reflects allowance for loan losses acquired in the Bay Ridge acquisition in January 1996.

(2) Includes individual cooperative apartment loans.

(3) Includes student loans, home equity loans and lines of credit, automobile loans, secured and unsecured personal loans, and commercial business loans.

(4) Reflects adjustment to allowance related to commercial business loans.

(5) Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                                 AT MARCH 31,
                                 ----------------------------------------------------------------------------
                                         1998                   1997                   1996            1995
                                 --------------------   --------------------   --------------------   -------
                                           PERCENT OF             PERCENT OF             PERCENT OF
                                            LOANS IN               LOANS IN               LOANS IN
                                              EACH                   EACH                   EACH
                                            CATEGORY               CATEGORY               CATEGORY
                                            TO TOTAL               TO TOTAL               TO TOTAL
                                 AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT
                                 -------   ----------   -------   ----------   -------   ----------   -------
                                                            (DOLLARS IN THOUSANDS)
Mortgage loans(1)                $30,631      95.6%     $23,370      95.4%     $16,036      95.4%     $ 7,284
Consumer and commercial
  business loans(2)                5,716       4.4        3,654       4.6        4,492       4.6        4,565
                                 -------     -----      -------     -----      -------     -----      -------
Total                            $36,347     100.0%     $27,024     100.0%     $20,528     100.0%     $11,849
                                 =======     =====      =======     =====      =======     =====      =======

                                           AT MARCH 31,
                                 --------------------------------
                                    1995             1994
                                 ----------   -------------------
                                 PERCENT OF            PERCENT OF
                                  LOANS IN              LOANS IN
                                    EACH                  EACH
                                  CATEGORY              CATEGORY
                                  TO TOTAL              TO TOTAL
                                   LOANS      AMOUNT     LOANS
                                 ----------   ------   ----------
                                      (DOLLARS IN THOUSANDS)
Mortgage loans(1)                   94.6%     $4,532      92.7%
Consumer and commercial
  business loans(2)                  5.4       4,238       7.3
                                   -----      ------     -----
Total                              100.0%     $8,770     100.0%
                                   =====      ======     =====

---------------
(1) Includes individual cooperative apartment loans.

(2) Includes student loans, home equity loans and lines of credit, automobile loans, secured and unsecured personal loans and commercial business loans.

ENVIRONMENTAL ISSUES

     The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it uneconomic for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes security property unsuitable for use. This could also have a negative effect on nearby property values. The Company attempts to control its risk by requiring a phase one environmental assessment be completed as part of its underwriting review for all non-residential mortgage applications.

     The Company believes its procedures regarding the assessment of environmental risks are adequate and the Company is unaware of any environmental issues which would subject it to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

INVESTMENT ACTIVITIES

     INVESTMENT POLICIES. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company's investment and mortgage-backed and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company's goals with respect to interest rate risk management. The Company's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, including collateralized mortgage obligations ("CMOs"), commercial paper, and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At March 31, 1998, these equity investments totaled $185.6 million of which $168.1 million consisted of adjustable-rate preferred stocks of public companies which reprice every 49 days.

     The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving use of off-balance sheet derivative financial instruments. Similarly, the Company does not invest in mortgage-related securities which are deemed to be "high risk," or purchase bonds which are not rated investment grade.

     MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

     Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. However, the existence of the insurance or guarantees generally results in such securities bearing yields which are less than the loans underlying such securities.

     The FHLMC is a publicly traded corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. The FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investment with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low-and middle-income housing, there are limits to the maximum size of loans that qualify for these programs.

     The Company adopted SFAS No. 115, as of April 1, 1994. In accordance with this statement, the Company segregated its mortgage-backed and mortgage-related investment securities into two categories: those held to maturity and those available for sale. Held to maturity securities are recorded at amortized cost and available-for sale securities are recorded at fair value, with unrealized gains and losses, net of related tax effects, excluded from earnings and reported as a separate component of stockholders' equity. The effect of the adoption was to increase equity by $2.7 million at April 1, 1994. In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which allowed institutions to effect a one-time reclassification of its securities from held to maturity to available for sale without requiring that all securities held to maturity be reclassified to available for sale. As a result, in December 1995, the Company reclassified $169.1 million of securities from held to maturity to available for sale, resulting in net unrealized losses of $1.8 million in fiscal 1996. Upon further consideration, the Company determined during the fourth quarter of fiscal 1997 to reclassify the remainder of its mortgage-related and investment securities held to maturity (which at the time totaled $129.8 million) as available for sale. The Company subsequently sold in March 1997 $397.3 million of these securities at a net loss of $4.5 million in order to improve the yield on and reduce the interest rate volatility of the Company's investment securities and mortgage-backed and mortgage-related securities. The Company reinvested the proceeds primarily into U.S. Treasury notes and bills with maturities of two years or less, resulting initially in an increase in the yield of approximately 60 basis points by comparison to the securities sold.

     At March 31, 1998, the Company's $84.6 million of mortgage-backed and mortgage-related securities, which represented 1.6% of the Company's total assets, were comprised of $83.5 million of mortgage-backed securities, which were issued or guaranteed by the FHLMC, the FNMA or the GNMA, and $1.1 million of CMOs, substantially all of which are secured by FNMA and FHLMC mortgage-backed securities. The portfolio decreased $106.4 million during fiscal 1998 primarily due to repayments and prepayments of the underlying loans collateralizing such securities. The proceeds received due to such repayments and prepayments were reinvested primarily in mortgage loans.

     At March 31, 1998, the contractual maturity of approximately 19.2% of the Company's mortgage-backed and mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is less than its stated maturity due to repayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly effect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in a loss of any premium paid, thus reducing the net yield on such security. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed and mortgage-related securities amortize or repay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following table sets forth the activity in the Company's aggregate mortgage-backed and mortgage-related securities portfolio during the periods indicated.

                                                               YEAR ENDED MARCH 31,
                                                        ----------------------------------
                                                         1998(1)      1997(1)     1996(1)
                                                        ---------    ---------    --------
                                                                  (IN THOUSANDS)
Mortgage-backed and mortgage-related securities at
  beginning of period                                   $ 190,979    $ 516,023    $305,545
Purchases                                                  14,517      132,587     276,777(2)
Sales                                                     (14,522)    (310,252)         --
Repayments, prepayments and maturities                   (108,644)    (146,836)    (60,920)
Accretion of premium                                         (592)      (4,307)     (2,624)
Amortization of discounts                                     147          385         189
Unrealized gains (losses) on available-for-sale
  mortgage-backed and mortgage-related securities           2,725        3,379      (2,944)
                                                        ---------    ---------    --------
Mortgage-backed and mortgage-related securities at end
  of period                                             $  84,610    $ 190,979    $516,023
                                                        =========    =========    ========

---------------
(1) All mortgage-backed and mortgage-related securities at March 31, 1998 and March 31, 1997 were classified available for sale. At March 31, 1996, $160.7 million were classified as held to maturity.

(2) Includes $81.1 million of mortgage-backed and mortgage-related securities acquired from Bay Ridge.

     INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Federal agencies and of state and municipal governments, mutual funds, equity securities and corporate obligations. At March 31, 1998, the Company had U.S. Government and federal agency obligations totaling $1.09 billion or 20.9% of total assets at such date. Of such amount, $571.0 million consisted of U.S. Treasury bills with a maturity of less than one year and $487.2 million consisted of U.S. Treasury notes with maturities of three years or less (of which $396.6 million had maturities of one year or less). The portfolio increased to $1.28 billion at March 31, 1998 primarily due to the initial investment of the stock offering proceeds in investment securities pending deployment of such assets primarily into loans in accordance with the Company's operating plan.

     The following table sets forth the activity in the Company's aggregate investment securities portfolio during the periods indicated.

                                                                 YEAR ENDED MARCH 31,
                                                        --------------------------------------
                                                          1998(1)       1997(1)      1996(1)
                                                        -----------    ---------    ----------
                                                                (DOLLARS IN THOUSANDS)
Investment securities at beginning of period            $   357,487    $ 723,823    $   91,245
Purchases                                                 2,228,433      785,334     1,154,428(2)
Sales                                                      (273,740)    (339,842)     (213,010)
Maturities and repayments                                (1,050,965)    (823,825)     (307,512)
Accretion of premium                                           (475)         (85)          (25)
Amortization of discounts                                    13,619       11,551         5,945
Unrealized gains (losses) on available-for-sale
  investment securities                                       7,713          531        (7,248)
                                                        -----------    ---------    ----------
Investment securities at end of period                  $ 1,282,072    $ 357,487    $  723,823
                                                        ===========    =========    ==========

---------------
(1) All investment securities at March 31, 1998 and March 31, 1997 were deemed available for sale. At March 31, 1996, $39.9 million were classified as held to maturity.

(2) Includes $178.2 million of investment securities acquired from Bay Ridge.

     The following table sets forth information regarding the amortized cost and market value of the Company's investment and mortgage-backed and mortgage-related securities at the dates indicated.

                                                                AT MARCH 31
                               -----------------------------------------------------------------------------
                                         1998                      1997                       1996
                               ------------------------    ---------------------    ------------------------
                               AMORTIZED       MARKET      AMORTIZED     MARKET     AMORTIZED       MARKET
                                  COST         VALUE         COST        VALUE         COST         VALUE
                               ----------    ----------    ---------    --------    ----------    ----------
                                                              (IN THOUSANDS)
Held to maturity:
Investment securities:
  U.S. Government and federal
    agency obligations         $       --    $       --    $     --     $     --    $   38,890    $   38,803
  Municipal securities                 --            --          --           --         1,105         1,128
Mortgage-backed and mortgage-
  related securities:
  FNMA                                 --            --          --           --         5,492         5,486
  GNMA                                 --            --          --           --        98,303        99,859
  FHLMC                                --            --          --           --        16,907        16,353
                               ----------    ----------    --------     --------    ----------    ----------
         Total                 $       --    $       --    $     --     $     --    $  160,697    $  161,629
                               ==========    ==========    ========     ========    ==========    ==========
Available for sale:
  Investment securities:
    U.S. Government and
      federal agency
      obligations              $1,087,219    $1,089,952    $345,229     $345,144    $  670,224    $  669,281
    Corporate securities              226           224         363          358         3,220         3,685
    Municipal securities            1,104         1,104       1,104        1,104            --            --
    Stocks:
      Preferred                   168,100       168,100         281          280           450           445
      Common                       17,533        22,692      10,333       10,601        10,288        10,417
  Mortgage-related
    securities:
    FNMA                            5,294         5,415       7,319        7,175         3,108         3,091
    GNMA                           63,566        66,473      79,684       80,757            --            --
    FHLMC                          11,500        11,611      18,780       18,594        60,493        59,819
    CMOs                            1,090         1,111      84,761       84,453       334,664       332,411
                               ----------    ----------    --------     --------    ----------    ----------
         Total                 $1,355,632    $1,366,682    $547,854     $548,466    $1,082,447    $1,079,149
                               ==========    ==========    ========     ========    ==========    ==========

     The following table sets forth certain information regarding the maturities of the Company's investment and mortgage-backed and mortgage-related securities at March 31, 1998, all of which were classified as available-for-sale.

                                                      AT MARCH 31, 1998, CONTRACTUALLY MATURING
                           ------------------------------------------------------------------------------------------------
                                      WEIGHTED              WEIGHTED             WEIGHTED             WEIGHTED
                           UNDER 1    AVERAGE      1-5      AVERAGE     6-10     AVERAGE    OVER 10   AVERAGE
                             YEAR      YIELD      YEARS      YIELD      YEARS     YIELD      YEARS     YIELD       TOTAL
                           --------   --------   --------   --------   -------   --------   -------   --------   ----------
                                                                (DOLLARS IN THOUSANDS)
Investment Securities:
  U.S. Government
    obligations            $967,659     5.73%    $ 90,682     5.98%    $   180     8.29%    $    --       --%    $1,058,521
  Agency securities          10,422     6.52       21,009     6.67          --       --          --       --         31,431
  Corporate securities          107     8.22          117     8.22          --       --          --       --            224
  Municipal securities           --       --        1,104     7.25          --       --          --       --          1,104
Mortgage-backed and
  mortgage-related
  securities:
    FNMA                      4,144     6.97        1,228     6.60          41     8.54           2     9.35          5,415
    GNMA                      9,499     8.45       25,360     8.40      15,547     8.42      16,067     8.48         66,473
    FHLMC                     6,205     7.36        4,312     8.42         898     8.26         196     7.85         11,611
    CMOs                        423     7.06          581     6.82          96     6.31          11     5.84          1,111
                           --------              --------              -------              -------              ----------
        Total              $998,459              $144,393              $16,762              $16,276              $1,175,890
                           ========              ========              =======              =======              ==========

SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal and interest payments and repayments, maturities and sales of securities, interest on securities, advances from the FHLB of New York and certain other borrowings. Loan payments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     DEPOSITS. The Company's deposit products include NOW accounts (including the "Active Management" NOW account), money market accounts, non-interest-bearing checking accounts, passbook and statement savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     The Company's deposits are obtained primarily from the areas in which its branch offices are located, and management of the Company estimates that only a minimal amount of the Company's deposits are obtained from customers residing elsewhere. The Company does not pay fees to brokers to solicit funds for deposit with the Company or actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

     The Company attracts deposits through a network of convenient office locations by offering a variety of accounts and services, competitive interest rates and convenient customer hours. Currently the offices of the Company consist of 34 traditional full-service offices.

     In addition to the Company's branch network, the Company currently maintains 43 ATMs in or at its branch offices and plans to install an additional five ATMs in its offices by the end of fiscal 1999.

     Deposit account terms offered by the Company vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Company is not limited with respect to the rates it may offer on deposit accounts. In determining the characteristics of its deposit accounts, consideration is given to the profitability to the Company, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by the Company's competitors.

     The Company's focus on customer service has facilitated its retention of lower-costing NOW accounts, money market accounts, non-interest bearing checking accounts and savings accounts, which generally have rates substantially less than certifi-cates of deposit. At March 31, 1998, these types of deposits amounted to $1.67 billion or 49.2% of the Company's total deposits. During the fiscal year ended March 31, 1998 the weighted average rate paid on the Company's demand deposits and passbook savings deposits amounted to 2.66% and 2.86%, respectively, as compared to a weighted average rate of 5.60% paid on the Company's certificates of deposit during this period.

     The Company's deposits increased $68.3 million or 2.1% to $3.39 billion at March 31, 1998 from $3.33 billion at March 31, 1997 primarily as a result of the assumption of $70.0 million of deposits in a branch purchase completed in April 1997 combined with interest credited of $144.5 million, offset by $146.2 million of deposit outflows. The deposit outflows reflect disintermediation primarily as a result of the continued strong performance of the equities markets during the year ended March 31, 1998.

     The following table sets forth the activity in the Company's deposits during the periods indicated.

                                                                  YEAR ENDED MARCH 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Beginning balance                                        $3,325,558    $3,396,890    $2,236,422
Increase due to acquisitions                                 69,997            --     1,058,984
Decrease due to disposition                                      --       (51,407)
Other net decrease before interest credited                (146,205)     (158,765)       (4,895)
Interest credited                                           144,489       138,840       106,379
                                                         ----------    ----------    ----------
Net increase (decrease) in deposits                          68,281       (71,332)    1,160,468
                                                         ----------    ----------    ----------
Ending balance                                           $3,393,839    $3,325,558    $3,396,890
                                                         ==========    ==========    ==========

     The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

                                                                      AT MARCH 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
2.00% to 3.99%                                           $    1,141    $    2,666    $    6,775
4.00% to 4.99%                                              201,598       215,992       413,348
5.00% to 5.99%                                            1,309,923     1,260,417       798,536
6.00% to 6.99%                                              128,527       174,972       457,039
7.00% to 8.99%                                               79,814        89,701       121,542
9.00% to 10.99%                                               1,622             8             8
                                                         ----------    ----------    ----------
                                                         $1,722,625    $1,743,756    $1,797,248
                                                         ==========    ==========    ==========

     The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at March 31, 1998.

                                      OVER          OVER          OVER
                         SIX       SIX MONTHS     ONE YEAR      TWO YEARS        OVER
                        MONTHS       THROUGH       THROUGH       THROUGH         THREE
                       AND LESS     ONE YEAR      TWO YEARS    THREE YEARS       YEARS         TOTAL
                       --------    -----------    ---------    -----------    -----------    ----------
                                                        (IN THOUSANDS)
2.00% to 3.99%         $  1,141     $     --      $     --       $    --        $    --      $    1,141
4.00% to 4.99%          195,929        4,910           633            12            114         201,598
5.00% to 5.99%          782,198      341,487       104,393        40,416         41,429       1,309,923
6.00% to 6.99%           14,372       14,002        34,703        25,986         39,464         128,527
7.00% to 8.99%            1,365        3,755        62,930        11,522            242          79,814
9.00% to 10.99%             595          123           904            --             --           1,622
                       --------     --------      --------       -------        -------      ----------
Total                  $995,600     $364,277       203,563       $77,936        $81,249      $1,722,625
                       ========     ========      ========       =======        =======      ==========

     As of March 31, 1998, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $192.4 million. The following table presents the maturity of these time certificates of deposit at such date.

                                      AMOUNT
                                  --------------
                                  (IN THOUSANDS)
3 Months or less                     $ 60,882
Over 3 months through 6 months         47,846
Over 6 months through 12 months        34,813
Over 12 months                         48,863
                                     --------
                                     $192,404
                                     ========

     BORROWINGS. The Company may obtain advances from the FHLB based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. At March 31, 1998, the Company had $14.3 million of advances from the FHLB of New York with maturities ranging between less than one year and seven years with the majority having a maturity of less than five years. Borrowings outstanding at March 31, 1998 also included two mortgages extended to the Company in connection with the purchase of two of its branch offices. At March 31, 1998, the Company had $701.2 million of borrowings relating to securities lending activities. The Company in the future may utilize other forms of borrowings such as repurchase agreements as an additional source of funds. For further discussion See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Business Strategy-Controlled growth" in Item 7 hereof.

EMPLOYEES

     The Company had 737 full-time employees and 99 part-time employees at March 31, 1998. None of these employees are represented by a collective bargaining agent and the Company considers its relationship with its employees to be good.

SAVINGS BANK LIFE INSURANCE

     The Company, through its Savings Bank Life Insurance ("SBLI") department, engages in group life insurance coverage per individual under SBLI's Financial Institution Group Life Insurance policy. The SBLI Department's activities are segregated from the Company and, while they do not directly affect the Company's earnings, management believes that offering SBLI is beneficial to the Company's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Company for expenses incurred on its behalf. At March 31, 1998, the SBLI Department had policies totaling $413.5 million in force.

SUBSIDIARIES

     At March 31, 1998, the Holding Company's only active subsidiary was the Bank, and the Bank's two active subsidiaries were Independence Community Realty Corp. ("ICRC") and Wiljo.

     INDEPENDENCE COMMUNITY REALTY CORP. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Company transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC's common stock and all 10,000 shares of ICRC's 8% junior preferred stock. In January 1997, 111 officers and employees of the Company each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At March 31, 1998, ICRC held $794.1 million of loans, $37.7 million of commercial paper and $14.5 million of U.S. Treasury bills.

     WILJO DEVELOPMENT CORP. The assets of Wiljo consist primarily of the office space in the building in which the Company's executive offices are located and its limited partnership interest in the partnership which owns the remaining portion of the building. At March 31, 1998, Wiljo had total assets of $7.6 million and the Company's equity investment in Wiljo amounted to $6.9 million.

REGULATION

     Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

     GENERAL. Upon consummation of the Conversion, the Holding Company became subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended ("HOLA"), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because the Bank made an election under Section 10(1) of HOLA to be treated as a "savings association" for purposes of Section 10(e) of HOLA. As a result, the Holding Company was required to register with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Department and the SEC. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. With the consummation of the Conversion, the Bank is the sole savings association subsidiary of the Holding Company. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, he may impose such restrictions as are deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, as discussed under "-- Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See
"-- Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At March 31, 1998 approximately 76.5% of the Bank's assets were invested in QTLs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

     LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

     In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensa-tion program that (i) is widely available to employees of the institution and
(ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 1998, the Bank was in compliance with the above restrictions.

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     FEDERAL SECURITIES LAWS. The Company's Common Stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

THE BANK

     GENERAL. The Bank is subject to extensive regulation and examination by the Department, as its chartering authority, and by the FDIC, as the insurer of its deposits, and is subject to certain requirements established by the OTS as a result of the Holding Company's savings and loan holding company status. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Company, the Bank and their operations.

     CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System.

     The FDIC's capital regulations establish a minimum 3.0% Tier 1 leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 1998, the Bank met each of its capital requirements.

     In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. However, the agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

     ACTIVITIES AND INVESTMENTS OF NEW YORK-CHARTERED SAVINGS BANKS. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. See "-- Activities and Investments of FDIC Insured State-Chartered Banks." These New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York Banking Law and regulations which set forth specific investment authority. A New York-chartered stock savings bank may also exercise trust powers upon approval of the Department.

     Under recently enacted legislation, the Department has been granted the authority to maintain the power of state-chartered banks reciprocal with those of a national bank.

     New York-chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the savings bank's assets, and such investments, together with the savings bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

     With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

     ACTIVITIES AND INVESTMENTS OF FDIC-INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

     Excluded from the foregoing proscription is the provision of savings bank life insurance by an FDIC-insured, state-chartered bank that is located in New York or certain other states and is otherwise authorized to sell such insurance, provided that (i) the FDIC does not alter its determination pursuant to the FDIA that such activities do not pose a significant risk to the insurance fund of which the Bank is a member, (ii) the insurance underwriting is conducted through a division of the bank that meets the definition of "department" contained in FDIC regulations and (iii) the bank discloses to purchasers of life insurance policies and other products that they are not insured by the FDIC, among other things. At March 31, 1998, the Bank's SBLI Department had $413.5 million of insurance in force.

     Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank's tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of March 31, 1998, the book value of the Bank's investments under this exception was $22.4 million, which equaled 3.6% of its tier one capital. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank coverts its charter or undergoes a change in control.

     REGULATORY ENFORCEMENT AUTHORITY. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

     Under the New York Banking Law, the Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Department to discontinue such practices, such director, trustee or officer may be removed from office by the Department after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Department against the Bank or any of its directors or officers. The Department also may take possession of a banking organization under specified statutory criteria.

     PROMPT CORRECTIVE ACTION. Section 38 of the Federal Deposit Insurance Act("FDIA") provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized' if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized' institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

     As March 31, 1998, the Bank had capital levels which qualified it as a "well-capitalized" institution.

     FDIC INSURANCE PREMIUMS. The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC but has accounts insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases and amounted to $1.53 billion as of March 31, 1998. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

     On September 30, 1996, President Clinton signed into law legislation to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio of 1.25% of insured deposits. The legislation provided that the holders of SAIF-assessable deposits pay a one-time special assessment to recapitalize the SAIF.

     Effective October 8, 1996, the FDIC imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. Certain BIF members, including the Bank, qualified for a 20% reduction of its SAIF-assessable deposits for purposes of calculating the one-time special assessment. The Bank's one-time special assessment amounted to $8.6 million, $5.63 million net of related tax benefits. The payment of the special assessment reduced the Bank's capital by the amount of the assessment.

     Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points which is the same range of premiums as the BIF rates. From 1997 through 1999, FDIC-insured institutions will pay 6.4 basis points of their SAIF-assessable deposits and approximately 1.3 basis points of their BIF-assessable deposits to fund the Financing Corporation. Based upon the $1.87 billion of BIF-assessable deposits and $1.53 billion of SAIF-assessable deposits at March 31, 1998, the Bank would expect to pay $296,000 in insurance premiums per quarter during calendar 1998.

     BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had no brokered deposits outstanding at March 31, 1998.

     COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, the Company is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and the CRA.

     The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Company, the FDIC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Company's latest federal CRA rating based upon its last examination is "outstanding."

     The Company is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Department to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Company's latest NYCRA rating received from the Department was "satisfactory."

     LIMITATIONS ON DIVIDENDS. The Holding Company is a legal entity separate and distinct from the Bank. The Holding Company's principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements including a requirement, as a result of the Holding Company's savings and loan holding company status, that the Bank notify the Director not less than 30 days in advance of any proposed declaration by its directors of a dividend.

     Under New York Banking Law, a New York-chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Department is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

     MISCELLANEOUS. The Bank is subject to certain restrictions on loans to the Holding Company or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company or its non-bank subsidiaries. The Bank also is subject to certain restrictions on most types of transactions with the Holding Company or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $14.3 million of FHLB advances at March 31, 1998.

     As a FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 1998, the Bank had approximately $25.8 million in FHLB stock, which resulted in its compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of March 31, 1998, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

TAXATION

FEDERAL TAXATION

     GENERAL. The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Bank's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1993.

     METHOD OF ACCOUNTING. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective taxable years beginning after 1995.

     BAD DEBT RESERVE. Prior to the 1996 Act, the Company was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1997 is approximately $3.6 million.

     As discussed more fully below, the Company and subsidiaries file combined New York State Franchise and New York City Financial Corporation tax returns. The basis of the determination of each tax is the greater of a tax on entire net income (or on alternative entire net income) or a tax computed on taxable assets. However, for state purposes, New York State enacted legislation in 1996, which among other things, decoupled the Federal and New York State tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt reserve method under section 593 of the Code. Thus, provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to use the special reserve method for bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method").

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Company fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a bank charter.

     At December 31, 1997, the Company's total federal pre-1988 reserve was approximately $30.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.

     MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable in-come" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. For the years beginning after August 5, 1997, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 1997, the Bank had no net operating loss carryforwards for federal income tax purposes.

     CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE AND LOCAL TAXATION

     NEW YORK STATE AND NEW YORK CITY TAXATION. The Company reports income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

     A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1997, the surcharge rate is 17% of the State franchise tax liability.

     Bad debt reserves maintained for New York State and New York City tax purposes as of March 31, 1998 for which deferred taxes are not required to be recognized, amounted to approximately $89.8 million.

     DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

ITEM 2.   PROPERTIES

OFFICES AND PROPERTIES

     At March 31, 1998, the Company conducted its business from its executive offices in Brooklyn and 34 full service branch offices:

                                                                       NET BOOK
                                                                       VALUE OF
                                                                     PROPERTY AND
                                                                       LEASEHOLD
                                                        LEASE       IMPROVEMENTS AT    DEPOSITS AT
                                          OWNED OR    EXPIRATION       MARCH 31,        MARCH 31,
LOCATION                                   LEASED        DATE            1998             1998
--------                                  --------    ----------    ---------------    -----------
                                                                            (IN THOUSANDS)
EXECUTIVE AND ADMINISTRATIVE OFFICES:
195 Montague Street
Brooklyn, New York 11201(1)                 Owned                       $16,748        $   75,311

BRANCH OFFICES:
130 Court Street
Brooklyn, New York 11201(2)                 Owned                         4,351           184,066
6424-18th Avenue
Brooklyn, New York 11204                    Owned                           977           338,279
23 Newkirk Plaza
Brooklyn, New York 11226                    Owned                         2,320           122,727
443 Hillside Avenue
Williston Park, New York 11596              Owned                         2,204           198,620
23-56 Bell Boulevard
Bayside, New York 11360                    Leased      9/30/1998(3)         218           207,275
250 Lexington Avenue
New York, New York 10016                   Leased     12/31/2001(4)          88            64,913
1416 East Avenue
Bronx, New York 10462                      Leased               (5)         406           116,674
1420 Northern Boulevard
Manhasset, New York 11030                  Leased      9/30/2017            889            74,889
1769-86th Street
Brooklyn, New York 11214                    Owned                         1,563           165,089
Pratt Institute Campus
200 Willoughby Avenue
Brooklyn, New York 11205                   Leased               (6)          --             3,316
2357-59 86th Street
Brooklyn, New York 11214                    Owned                         1,930            84,525
4514 16th Avenue
Brooklyn, New York 11204                    Owned                         2,052           144,053
37-10 Broadway
Long Island City, New York 11103            Owned                         1,138           124,887
22-59 31st Street
Long Island City, New York 11105            Owned                           657            95,595
24-28 34th Avenue
Long Island City, New York 11106           Leased      6/30/2007            314            68,168
51-12 31st Avenue
Woodside, New York 11377                   Leased      6/30/2007            307            42,976
83-20 Roosevelt Avenue
Jackson Heights, New York 11372            Leased      1/31/2005          1,045            59,669
75-15 31st Avenue
Jackson Heights, New York 11370            Leased      4/30/2004            368            82,303
89-01 Northern Boulevard
Jackson Heights, New York 11372            Leased      7/31/2004            316            78,118

                                                                       NET BOOK
                                                                       VALUE OF
                                                                     PROPERTY AND
                                                                       LEASEHOLD
                                                        LEASE       IMPROVEMENTS AT    DEPOSITS AT
                                          OWNED OR    EXPIRATION       MARCH 31,        MARCH 31,
LOCATION                                   LEASED        DATE            1998             1998
--------                                  --------    ----------    ---------------    -----------
                                                                            (IN THOUSANDS)
150-28 Union Turnpike
Flushing, New York 11367                   Leased      5/31/2012            197            49,433
234 Prospect Park West
Brooklyn, New York 11215                    Owned                         3,173            41,621
7500 Fifth Avenue
Brooklyn, New York 11209                    Owned                           582            66,388
440 Avenue P
Brooklyn, New York 11223                    Owned                           768            83,573
4703 13th Avenue
Brooklyn, New York 11219                    Owned                         1,123            89,353
301 Avenue U
Brooklyn, New York 11223                    Owned                         1,025            73,939
8808 Fifth Avenue
Brooklyn, New York 11209                    Owned                         2,151            58,947
1310 Kings Highway
Brooklyn, New York 11229                    Owned                           406            70,885
4823 13th Avenue
Brooklyn, New York 11219                    Owned                         1,488           120,951
1302 Avenue J
Brooklyn, New York 11230                    Owned                           782           114,506
1550 Richmond Road
Staten Island, New York 10304               Owned                         1,079           135,133
1460 Forest Avenue
Staten Island, New York 10302              Leased      8/27/2011             19           124,412
35-06 Broadway(7)
Astoria, New York 11106                    Leased      6/13/2002            722            32,568
498 Columbia Street
Brooklyn, New York 11231                   Leased     12/31/2002            502               677
                                                                        -------        ----------
  Totals                                                                $51,908        $3,393,839
                                                                        =======        ==========

---------------
(1) The Bank operates a full-service branch on the ground floor of the building.

(2) Designated as the Bank's main office.

(3) The Bank has an option to extend this lease for an additional 10 year term.

(4) The Bank has an option to extend this lease for two additional 10 year terms.

(5) Consists of two leases. The original lease executed March 1972 expires in March 2002. In February 1987, the Bank entered into a lease for additional space in the adjacent store which expires in November 2002.

(6) The Bank executed a "Memorandum of Understanding" with the Pratt Institute to occupy the space; no expiration date was stated in the Memorandum.

(7) The Bank notified the Department by letter dated March 10, 1998 of its intention to close this bank office. The Branch was closed on June 12, 1998 and the accounts transferred to the Bank's branch office located at 37-10 Broadway, Long Island City, New York 11103.

ITEM 3.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the opinion of management, in the aggregate, will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.

     On May 17, 1995 and October 19, 1995, the purported class actions captioned Simon v. Bay Ridge Bancorp., Inc., Dicunto, Ayoub, Christiansen, Canade, Kasler, Mihailos, Apel and Cordano, and Pinkowitz v. Bay Ridge Bancorp., Inc., Dicunto, Ayoub, Christansen, Canade, Kasler, Mihilos, Apel, Cordano, Independence Community Bank Corp. and Hamm were filed in the Court of Chancery of the State of Delaware in and for New Castle County. Such actions allege, among other things, that the directors of Bay Ridge breached their fiduciary duties in connection with the acquisition of Bay Ridge by the Mutual Holding Company. In addition, the Pinkowitz complaint alleges that the Mutual Holding Company aided and abetted the breaches of fiduciary duty allegedly committed by the directors of Bay Ridge. The Plaintiffs did not specify or claim a particular amount of damages in such actions. The Mutual Holding Company and the Company (as the successor to Bay Ridge) intend to vigorously defend against the claims against the Mutual Holding Company. The Company believes plaintiffs' claims are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     The Board may establish a dividend policy in the future, based upon the Company's earnings, financial condition and other factors. See "Liquidity and Commitments" and Notes 1 and 16 of the Notes to Consolidated Financial Statements for a discussion of restrictions on the Company's ability to pay dividends. On March 13, 1998, the conversion and reorganization of the Bank and its mutual holding company parent was completed. In connection with the consummation of the reorganization, the Holding Company issued 76,043,750 shares of common stock, including 5,632,870 shares contributed to the Independence Community Foundation. As of April 30, 1998, there were 21,375 stockholders of record of the Company. The following table sets forth for the fourth quarter of fiscal 1998 the high and low stock prices of the Company's common stock as reported by the Nasdaq National Market under the symbol "ICBC". The common stock only began trading on the Nasdaq National Market on March 17, 1998. Price information appears in major newspapers under the symbols "IndepCmntyBk" or "IndpCm".

     Stock price per common share for the quarter ended March 31, 1998:

High                   18 3/16
Low                     17 1/4
Closing                 17 7/8

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                          AT MARCH 31,
                               ------------------------------------------------------------------
                                  1998          1997          1996          1995          1994
                               ----------    ----------    ----------    ----------    ----------
                                                         (IN THOUSANDS)
SELECTED FINANCIAL CONDITION
  DATA:
Total assets                   $5,222,996    $3,734,723    $3,869,782    $2,619,935    $2,549,180
Cash and cash equivalents         857,251       374,636       103,192       110,394        37,667
Investment securities
  held-to-maturity                     --            --        39,995        29,427       355,886
Mortgage-backed and mortgage-
  related securities held-to-
  maturity                             --            --       120,702       305,545       376,704
Mortgage-backed and mortgage-
  related securities
  available-for-sale               84,610       190,979       395,321            --            --
Investment securities
  available-for-sale            1,282,072       357,487       683,828        61,818            --
Loans receivable, net           2,745,540     2,504,496     2,322,808     2,020,262     1,693,994
Intangible assets(1)               55,873        60,499        80,268         1,023         1,728
Deposit accounts                3,393,839     3,325,558     3,396,890     2,236,422     2,207,441
FHLB advances                      14,300        14,550        56,045        67,462        60,489
Borrowings-securities loaned      701,160            --            --            --            --
Other borrowings                    2,381         2,682         1,250         1,286         1,100
Total equity                      949,124       309,114       289,819       259,197       220,690

                                                    FOR THE YEAR ENDED MARCH 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest income                       $293,043    $255,303    $213,100    $191,539    $179,697
Interest expense                       160,943     140,187     110,619      80,562      75,633
                                      --------    --------    --------    --------    --------
Net interest income                    132,100     115,116     102,481     110,977     104,064
                                      --------    --------    --------    --------    --------
Provision for loan losses               10,011       7,960       3,679       3,592       5,014
                                      --------    --------    --------    --------    --------
Net interest income after provision
  for loan losses                      122,089     107,156      98,802     107,385      99,050
Net gain (loss) on sales of loans
  and securities                           115      (3,347)     12,222      (3,952)        849
Other non-interest income               10,233       6,256       7,860       6,416       6,873
Amortization of intangible assets        8,740       8,278       1,842         905         864
Charitable contribution to
  Independence Community Foundation     56,422          --          --          --          --
Other non-interest expenses(2)          80,713      73,875      50,288      46,713      41,176
                                      --------    --------    --------    --------    --------
(Loss) income before (benefit)
  provision for income taxes           (13,438)     27,912      66,754      62,231      64,732
(Benefit) provision for income taxes    (3,482)     10,732      30,782      27,327      25,808
Cumulative effect of change in
  accounting principle(3)                   --          --          --          --       3,321
                                      --------    --------    --------    --------    --------
Net (loss) income                     $ (9,956)   $ 17,180    $ 35,972    $ 34,904    $ 42,245
                                      ========    ========    ========    ========    ========

                                                      AT OR FOR THE YEAR ENDED MARCH 31,
                                                ----------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
KEY OPERATING RATIOS AND OTHER DATA:

PERFORMANCE RATIOS:(4)
Return on assets(2)                               0.64%     0.46%     1.27%     1.37%     1.71%
Return on equity(2)                               7.59      5.69     13.13     14.81     21.80
Interest-earning assets to interest-bearing
  liabilities                                   108.71    105.80    109.28    110.55    107.97
Interest rate spread(5)                           2.91      3.09      3.39      4.18      4.13
Net interest margin(5)                            3.26      3.32      3.77      4.52      4.38
Non-interest expense, exclusive of
  amortization of intangible assets, to total
  assets(2)                                       1.90      1.99      1.77      1.83      1.67
Efficiency ratio(6)                              56.71     53.82     45.58     39.79     37.12

ASSET QUALITY RATIOS:
Non-performing loans as a percent of total
  loans at end of period                          1.07%     1.07%     1.52%     1.05%     1.24%
Non-performing assets to total assets at end
  of period(7)                                    0.57      0.74      0.94      0.88      0.90
Allowance for loan losses to non-performing
  loans at end of period                        122.19     99.76     57.81     55.73     41.68
Allowance for loan losses to total loans at
  end of period                                   1.31      1.07      0.88      0.58      0.52

CAPITAL AND OTHER RATIOS:(4)
Equity to assets at end of period                18.17%     8.28%     7.49%     9.89%     8.66%
Leverage capital                                 11.16      6.83      6.13      9.54      8.52
Tangible equity to risk-weighted assets at end
  of period                                      22.25     10.05      9.82     13.76     13.85
Total capital to risk-weighted assets at end
  of period                                      23.50     11.15     10.82     14.43     14.41
Number of full service offices at end of
  period                                            34        32        33        21        20

---------------
(1) Represents the excess of cost over fair value of net assets acquired which consists of goodwill and other intangibles which amounted to $21.8 million and $34.1 million, respectively, at March 31, 1998. The reduction from March 31, 1996 to March 31, 1997 reflected, in addition to the amortization of such intangible assets, certain adjustments relating to the acquisition in 1996 of Bay Ridge as well as the acquisition of five branch offices (the "1996 Branch Acquisition"). The goodwill resulting from the Bay Ridge acquisition decreased during fiscal 1997 due primarily to the repayment of the Bay Ridge ESOP loan and the receipt of tax refunds. The intangible related to the 1996 Branch Acquisition was affected by the sale of the deposits related to one of the offices acquired, resulting in a $5.3 million decrease in the remaining premium related to this branch office. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Acquisitions" in Item 7 hereof.

(2) At and for the year ended March 31, 1998, excludes the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for the funding of the Independence Community Foundation. At and for the year ended March 31, 1997, reflects the effects of a special one-time assessment imposed on institutions which had deposits insured by the SAIF. The Bank, as a result of the various acquisitions it has completed, is deemed to have SAIF deposits. As a consequence, during fiscal 1997, it paid $8.6 million in satisfaction of the special assessment. Had this amount not been paid for the year ended March 31, 1997, the Bank's returns on assets and equity would have been 0.61% and 7.44%, respectively, and the Bank's ratio of non-interest expenses, exclusive of amortization of intangible assets, to total assets would have been 1.76%.

(3) Reflects adoption of SFAS No. 109.

(4) With the exception of end of period ratios and the efficiency ratio, all ratios are based on average daily balances during the respective periods and are annualized where appropriate.

(5) Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

(6) Reflects adjusted operating expense (net of amortization of intangibles and, special SAIF assessment and contribution to the Independence Community Foundation ("Foundation") as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on the sales of loans and securities).

(7) Non-performing assets consist of non-accrual loans, loans past due 90 days or more as to interest or principal repayment and accruing and real estate acquired through foreclosure or by deed-in-lieu therefore.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-backed and mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Net interest income is determined by an institution's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amount of interest-earning assets to interest-bearing liabilities.

     The Company's results of operations also are affected by the provision for loan losses, resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense and FDIC insurance premiums, data processing services and income tax expense.

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

BUSINESS STRATEGY

     CONTROLLED GROWTH. In recent years, the Company has sought to increase its assets and expand its operations. The Company purchased Bay Ridge in January 1996 as well as consummated in March 1996 the 1996 Branch Acquisition which involved the purchase of five branch offices located in Brooklyn and Staten Island from a savings institution which was withdrawing from the market area. In addition, in earlier periods, the Company also completed several other acquisitions. The Company's assets increased by $1.49 billion or 39.8% from $3.73 billion at March 31, 1997 to $5.22 billion at March 31, 1998. The increase in total assets was the result primarily of the receipt of the net proceeds of the stock offering of $685.7 million conducted in connection with the reorganization of the Bank, as well as the impact of adopting new accounting rules relating to the Company's ongoing securities lending activities. These accounting rules required the Company to recognize $701.2 million in cash and cash equivalents and an equal amount as borrowed funds. The Company has for many years "lent" a portion of its securities, primarily U.S. Treasury Notes and Bills, generally to money center banks and national securities firms. The securities lent are collateralized generally by cash in an amount slightly in excess of the value of the securities lent. Under the new accounting rules, the obligation to return the cash upon receipt of the lent securities is deemed a borrowing while the cash, which has been invested in cash equivalents, is reflected as an asset. As a result of the influx of proceeds upon completion of the conversion and subsequent investment in U.S. Treasury Securities, the Company increased its activity in security lending transactions pending deployment of such assets into loans and other earning assets. Prior to January 1, 1998 these transactions were not recorded in the statement of financial condition.

     EMPHASIS ON RESIDENTIAL LENDING. Management believes that the Company is more likely to achieve its goals of long-term financial strength and profitability by continuing to emphasize residential loan products and services. Given the concentration of multi-family housing units in the New York City metropolitan area, the Company's primary lending emphasis is on the origination of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. Multi-family residential loans totaled $1.61 billion or 57.6% of the total loan portfolio at March 31, 1998 compared to $1.37 billion at March 31, 1997, which represents a 17.6% increase. The Company also originates single-family (one-to-four units) residential mortgage loans, which totaled $505.1 million or 18.2% of the total loan portfolio at March 31, 1998 as compared to $552.7 million at March 31, 1997, representing a

8.6% decline, and cooperative apartment loans (loans secured by an individual's shares in a cooperative housing corporation), which loans totaled $380.9 million or 13.7% of the total loan portfolio at March 31, 1998 as compared to $348.0 million at March 31, 1997, or a 9.4% increase.

     MAINTAIN ASSET QUALITY. Management believes that high asset quality is a key to long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of mortgage loans to its market area. Total non-performing assets have remained relatively stable even as the Company's assets have grown significantly. The Company's ratio of non-performing assets to total assets at March 31, 1998 was 0.57% and its allowance for loan losses to non-performing loans was 122.19%, while at March 31, 1997 the percentages were 0.74% and 99.76%, respectively.

     STABLE SOURCE OF LIQUIDITY. The Company purchases short to medium-term investment securities and mortgage-backed and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to primarily achieve a managed and predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. These portfolios, which totaled in the aggregate $1.37 billion at March 31, 1998, compared to $548.5 million at March 31, 1997, are comprised primarily of obligations of the U.S. Government and federal agencies totaling $1.09 billion (of which $1.06 billion consists of U.S. Treasury Notes and Bills) and mortgage-backed and mortgage-related securities totaling $84.6 million (of which $83.5 million consists of mortgage-backed securities and $1.1 million of CMO's). Additionally the Company held $168.1 million in adjustable-rate (Dutch auction) preferred stocks at March 31, 1998. It did not own any of such securities at March 31, 1997. In accordance with the Company's policy, investments purchased by the Company generally must be rated at least "investment grade" upon purchase.

     EMPHASIS ON RETAIL DEPOSITS AND CUSTOMER SERVICE. The Company, as a traditional community-based savings bank, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, low service fees on various deposit and other products, customer convenience, an experienced staff and a commitment to the communities which it serves. Lower costing deposits, which exclude time deposits, totaled $1.67 billion or 49.2% of the Company's total deposits at March 31, 1998, as compared to $1.58 billion at March 31, 1997 a $89.4 million or 5.65% increase. In addition, the Company does not accept brokered deposits as a source of funds and has no plans to do so in the future.

ACQUISITIONS

     The Company significantly increased its asset size during fiscal 1996 through two acquisitions. In January 1996, the Company completed the acquisition of Bay Ridge, acquiring $558.6 million of assets and six branch offices located in Brooklyn with total deposits of $445.2 million. As a result of such acquisition, the Company recorded goodwill totaling $26.1 million, as adjusted, which is being amortized on a straight-line basis over a 14 year period. The amount of goodwill related to the Bay Ridge acquisition was adjusted downward during fiscal 1997 by $4.8 million primarily as the result of the receipt of proceeds from the repayment of the Bay Ridge ESOP loan and the receipt of tax refunds, offset in part by an additional accrual related to a Bay Ridge qualified retirement plan. As of March 31, 1998, the Company had $21.8 million of goodwill remaining related to this acquisition.

     In March 1996, the Company completed the 1996 Branch Acquisition, providing the Company with three additional branch offices in Brooklyn and two branch offices in Staten Island. In connection with the transaction, the Company assumed approximately $615.6 million of deposits and other liabilities and recorded $49.5 million of intangible assets. In consideration for the assumption of deposits and other liabilities, the Company received approximately $557.9 million in cash and branch offices and other fixed assets valued at approximately $8.1 million. In September 1996, the Company discontinued operations at one of the branch offices acquired in the 1996 Branch Acquisition and sold deposits totaling $51.4 million. The intangible related to the 1996 Branch Acquisition, as adjusted, which totaled $30.6 million at March 31, 1998, is being amortized on a straight line basis over seven years.

     In April 1997, the Company continued its growth by completing a branch acquisition in Queens. The Company assumed $70.0 million of deposits, receiving $64.9 million in cash, the branch office and other fixed assets with an aggregate value of approximately $886,000. In connection with such acquisition, the Company recorded an intangible asset in the amount of $4.0 million which is being amortized on a straight line basis over seven years. At March 31, 1998, the remaining intangible resulting from the deposit acquisition amounted to $3.5 million.

CHANGES IN FINANCIAL CONDITION

     Total assets increased by $1.49 billion, or 39.8%, from $3.73 billion at March 31, 1997 to $5.22 billion at March 31, 1998. The increase in total assets was the result of the receipt of the net proceeds of the stock offering of $685.7 million, as well as the impact of adopting new accounting rules relating to the Company's ongoing securities lending activities. These accounting rules required the Company to recognize $701.2 million in cash and cash equivalents and an equal amount as borrowed funds. See "-- Business Strategy -- Controlled Growth." The $1.49 billion growth in fiscal 1998 assets was primarily reflected in cash and cash equivalents which increased by $482.6 million or 128.8% to $857.3 million, a $924.6 million or 258.6% increase in debt and equity securities, a $106.4 million or 55.7% decline in mortgage-backed and mortgage related securities and a $212.6 million increase in mortgage loans to $2.28 billion at March 31, 1998 while other loans increased by 8.12% or $37.8 million to $502.7 million at March 31, 1998. Other assets at March 31, 1998 were $111.8 million, a decline of $57.1 million or 33.8%, which is primarily attributable to the reduction of receivables of $93.7 million related to securities sales, the proceeds of which were not received and invested until April, 1997, offset primarily by an increase in net deferred tax assets of $18.9 million, which increased mostly as the result of the contribution to the Foundation.

     NON-PERFORMING ASSETS. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof increased by $2.3 million or 8.4% to $29.9 million at March 31, 1998 from $27.6 million at March 31, 1997. The increase in non-performing assets from March 31, 1997 to March 31, 1998 was primarily due to an $8.4 million increase to $16.8 million in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At March 31, 1998, the Company's non-performing assets amounted to 0.57% of total assets and consisted of $11.3 million of non-accrual loans ($1.2 million of which were multi-family residential loans and $4.8 million of which were commercial and other real estate loans), $1.6 million of loans past due 90 days or more as to interest and accruing, $16.8 million of loans past due 90 days or more as to principal and accruing ($10.4 million of which were multi-family loans and $4.8 million of which were commercial and other real estate loans) and $192,000 of other real estate owned.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $36.3 million at March 31, 1998 as compared to $27.0 million at March 31, 1997. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans (as to either interest or principal), general economic conditions and other factors related to the collectibility of the loan portfolio. The Company's allowance increased during the twelve months ended March 31, 1998 primarily due to a $10.0 million provision for loan losses made in fiscal 1998. The Company increased its provision for loan losses by $2.1 million in the twelve months ended March 31, 1998 as a result of, among other factors, the increased investment in multi-family residential and commercial real estate loans (all of which are secured by properties in the New York City metropolitan area), the increased number of larger multi-family residential and individual cooperative apartment loans, the increased amount and number of commercial business loans and consumer loans and the increased number of loans which exhibit risk characteristics which were determined to require closer oversight (including the amount of loans which were 90 days or more past due as to principal). At March 31, 1998, the Company's allowance for loan losses amounted to 122.2% of total non-performing loans as compared to 99.8% of total non-performing loans at March 31, 1997. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

     DEPOSITS. Deposits increased $68.3 million or 2.1% to $3.39 billion at March 31, 1998 from $3.33 billion at March 31, 1997 primarily as a result of the assumption of $70.0 million of deposits in a branch purchase completed in April 1997 combined with interest credited of $144.5 million, offset by $146.2 million of deposit outflows. The deposit outflows reflect disintermediation primarily as a result of the continued strong performance of the equities markets during the twelve month period.

     BORROWINGS. The Company has historically used borrowing only to a limited extent although it may increase such use in the future. The Company's borrowings consist primarily of advances from the FHLB of New York. At March 31, 1998, FHLB advances totaled $14.3 million, a decrease of $250,000 as compared to March 31, 1997. As the result of the previously described accounting change, securities lending transactions, totaling $701.2 million at March 31, 1998, which were prior to January 1, 1998, not reflected in the statement of condition, are included in borrowings.

     EQUITY. At March 31, 1998, total equity equaled $949.1 million, compared to $309.1 million at March 31, 1997. This $640.0 million increase was primarily the result of net proceeds received in the stock conversion, adjusted for the contribution of stock to the Foundation, partially offset by the issuance of a $98.9 million loan to the Company's Employee Stock Ownership Plan (ESOP) to fund the ESOP's purchase of 5,632,870 shares of common stock in the open market in accordance with the Bank's Plan of Conversion.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

     The table on the following page sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated period.

                                                                                  YEAR ENDED MARCH 31,
                                                         ----------------------------------------------------------------------
                                                                       1998                                 1997
                                                         ---------------------------------    ---------------------------------
                                                                                   AVERAGE                              AVERAGE
                                                          AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                                          BALANCE      INTEREST     COST       BALANCE      INTEREST     COST
                                                         ----------    --------    -------    ----------    --------    -------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans                                       $2,193,557    $175,269     7.99%     $2,007,670    $161,638     8.05%
    Other loans:
      Cooperative apartment loans                           380,737      27,562     7.24         361,011      26,687     7.39
      Consumer and commercial business loans(2)             122,872      10,871     8.85         108,608       9,502     8.75
                                                         ----------    --------               ----------    --------
    Total loans                                           2,697,166     213,702     7.92       2,477,289     197,827     7.99
  Mortgage-backed and mortgage-related securities           157,452      10,992     6.98         475,967      28,856     6.06
  Investment securities                                     783,134      45,689     5.83         395,677      22,356     5.65
  Other interest-earning assets(3)                          413,343      22,660     5.48         114,490       6,264     5.47
                                                         ----------    --------               ----------    --------
    Total interest-earning assets                         4,051,095     293,043     7.23       3,463,423     255,303     7.37
                                                                       --------     ----                    --------     ----
    Non-interest-earning assets                             192,107                              244,567
                                                         ----------                           ----------
    Total assets                                         $4,243,202                           $3,707,990
                                                         ==========                           ==========
Interest-bearing liabilities:
  Deposits:
    Demand deposits(4)                                   $  531,056    $ 14,118     2.66      $  469,833    $ 12,459     2.65
    Savings deposits(5)                                   1,200,369      34,288     2.86       1,055,807      30,728     2.91
    Certificates of deposit                               1,795,859     100,560     5.60       1,729,185      95,653     5.53
                                                         ----------    --------               ----------    --------
        Total deposits                                    3,527,284     148,966     4.22       3,254,825     138,840     4.27
                                                         ----------    --------               ----------    --------
  Total borrowings                                          199,329      11,977     6.01          18,581       1,347     7.25
                                                         ----------    --------               ----------    --------
        Total interest-bearing liabilities                3,726,613     160,943     4.32       3,273,406     140,187     4.28
                                                                       --------     ----                    --------     ----
  Non-interest-bearing liabilities(5)                       157,934                              132,807
                                                         ----------                           ----------
        Total liabilities                                 3,884,547                            3,406,213
Total equity                                                358,655                              301,777
                                                         ----------                           ----------
        Total liabilities and equity                     $4,243,202                           $3,707,990
                                                         ==========                           ==========
Net interest-earning assets                              $  324,482                           $  190,017
                                                         ==========                           ==========
Net interest income/interest rate spread                               $132,100     2.91%                   $115,116     3.09%
                                                                       ========     ====                    ========     ====
Net interest margin                                                                 3.26%                                3.32%
                                                                                    ====                                 ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities                                                      1.09x                                1.06x
                                                                                    ====                                 ====

                                                               YEAR ENDED MARCH 31,
                                                         ---------------------------------
                                                                       1996
                                                         ---------------------------------
                                                                                   AVERAGE
                                                          AVERAGE                  YIELD/
                                                          BALANCE      INTEREST     COST
                                                         ----------    --------    -------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans                                       $1,648,009    $140,435     8.52%
    Other loans:
      Cooperative apartment loans                           352,440      26,389     7.49
      Consumer and commercial business loans(2)             108,661       9,773     8.99
                                                         ----------    --------
    Total loans                                           2,109,110     176,597     8.37
  Mortgage-backed and mortgage-related securities           286,317      17,779     6.21
  Investment securities                                     204,862      11,635     5.68
  Other interest-earning assets(3)                          120,791       7,089     5.87
                                                         ----------    --------
    Total interest-earning assets                         2,721,080     213,100     7.83
                                                                       --------     ----
    Non-interest-earning assets                             118,944
                                                         ----------
    Total assets                                         $2,840,024
                                                         ==========
Interest-bearing liabilities:
  Deposits:
    Demand deposits(4)                                   $  350,395    $  9,362     2.67
    Savings deposits(5)                                     834,374      25,097     3.01
    Certificates of deposit                               1,235,755      71,920     5.82
                                                         ----------    --------
        Total deposits                                    2,420,524     106,379     4.39
                                                         ----------    --------
  Total borrowings                                           69,402       4,240     6.11
                                                         ----------    --------
        Total interest-bearing liabilities                2,489,926     110,619     4.44
                                                                       --------     ----
  Non-interest-bearing liabilities(5)                        76,075
                                                         ----------
        Total liabilities                                 2,566,001
Total equity                                                274,023
                                                         ----------
        Total liabilities and equity                     $2,840,024
                                                         ==========
Net interest-earning assets                              $  231,154
                                                         ==========
Net interest income/interest rate spread                               $102,481     3.39%
                                                                       ========     ====
Net interest margin                                                                 3.77%
                                                                                    ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities                                                      1.09x
                                                                                    ====

---------------
(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans, personal loans and commercial business loans.

(3) Includes federal funds sold, interest-earning bank deposits, FHLB stock, overnight commercial paper and certificates of deposit.

(4) Includes NOW and money market accounts.

(5) Includes interest paid on funds received for stock subscriptions in connection with the Bank's Conversion.

RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                            FISCAL 1998 COMPARED TO             FISCAL 1997 COMPARED TO
                                                  FISCAL 1997                         FISCAL 1996
                                        --------------------------------    --------------------------------
                                             INCREASE                            INCREASE
                                        (DECREASE) DUE TO     TOTAL NET     (DECREASE) DUE TO     TOTAL NET
                                        ------------------     INCREASE     ------------------     INCREASE
                                         RATE      VOLUME     (DECREASE)     RATE      VOLUME     (DECREASE)
                                        -------    -------    ----------    -------    -------    ----------
                                                                   (IN THOUSANDS)
Interest-earning assets:
  Loans receivable:
    Mortgage loans                      $(1,215)   $14,846     $13,631      $(8,088)   $29,291     $21,203
    Other loans:
      Cooperative apartment loans          (553)     1,428         875         (349)       647         298
      Consumer and commercial business
         loans(1)                           110      1,259       1,369         (266)        (5)       (271)
                                        -------    -------     -------      -------    -------     -------
      Total loans receivable             (1,658)    17,533      15,875       (8,703)    29,933      21,230
Mortgage-backed and mortgage-related
  securities                              3,835    (21,699)    (17,864)        (439)    11,516      11,077
Investment securities                       735     22,598      23,333          (61)    10,782      10,721
Other interest-earning assets                11     16,385      16,396         (467)      (358)       (825)
                                        -------    -------     -------      -------    -------     -------
Total net change in income on
  interest-earning assets                 2,923     34,817      37,740       (9,670)    51,873      42,203
Interest-bearing liabilities:
  Deposits:
    Demand deposits                          47      1,612       1,659          (70)     3,167       3,097
    Savings deposits                       (541)     4,101       3,560         (856)     6,487       5,631
    Certificates of deposit               1,212      3,695       4,907       (3,739)    27,472      23,733
                                        -------    -------     -------      -------    -------     -------
         Total deposits                     718      9,408      10,126       (4,665)    37,126      32,461
Borrowings                                 (269)    10,899      10,630          673     (3,566)     (2,893)
                                        -------    -------     -------      -------    -------     -------
         Total net change in expense
           on interest-bearing
           liabilities                      449     20,307      20,756       (3,992)    33,560      29,568
                                        -------    -------     -------      -------    -------     -------
Net change in net interest income       $ 2,474    $14,510     $16,984      $(5,678)   $18,313     $12,635
                                        =======    =======     =======      =======    =======     =======

---------------
(1) Includes home equity lines of credit and loans, student loans, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

     GENERAL. The Company reported a net loss of $10.0 million and net income of $17.2 million for the years ended March 31, 1998 and 1997, respectively. Results of operations for fiscal 1998 reflect the effect of a non-recurring contribution to the Foundation in connection with the conversion and reorganization of the Bank and its mutual holding company parent in March, 1998. Excluding the effect of this contribution, net income was $27.2 million for fiscal 1998, a 21.3% increase over fiscal 1997, compared to net income of $22.4 million in fiscal 1997 after excluding the net effect of the one-time SAIF assessment.

     NET INTEREST INCOME. Net interest income is determined by interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets to interest-bearing liabilities. The Company's interest rate spread was 2.91% and 3.09% for the years ended March 31, 1998 and 1997, respectively, while its net interest margin was

3.26% and 3.32% for the years ended March 31, 1998 and 1997, respectively. Net interest income increased by $17.0 million or 14.8% to $132.1 million for the fiscal year ended March 31, 1998 as compared to fiscal 1997. The increase was due to a $37.7 million increase in interest income offset by a $20.7 million increase in interest expense. The increase in net interest income reflected the continued growth in interest-earning assets, in particular, loans, and the improved yield on and growth of its investment securities. The increase in net interest income includes approximately $3.6 million earned on stock subscription funds submitted during the offering period which were invested in short term securities until the consummation of the offering, at which time the funds received in excess of the consideration for the common stock issued in the conversion were refunded.

     Interest income increased by $37.7 million to $293.0 million for the fiscal year ended March 31, 1998 as compared to the same period in 1997 primarily due to an increase in the average balance of the Company's interest earning-assets, offset by a decline in the weighted average yield earned thereon from 7.37% for fiscal 1997 to 7.23% for fiscal 1998. The average yield on assets was negatively impacted by two factors -- the stock conversion and a recently effective accounting standard. During the initial public offering period, the Company received approximately $2.1 billion which was invested in short-term securities and cash equivalents pending deployment into higher yielding assets, primarily loans. Upon the completion of the offering, approximately $1.4 billion was refunded to subscribers, with the balance remaining invested in short-term securities and cash equivalents. The second factor was an accounting pronouncement, which requires that transactions, which the Company had previously not reported on its statement of financial condition but had reported the net earnings of the transactions in other non-interest income, be reported on the statement of financial condition as borrowings with corresponding amounts in an appropriate asset category. Interest income and interest expense related to the securities lending transaction were reported on a gross basis of $11.1 million and $10.8 million, respectively. The composition of the Company's interest income for the fiscal year ended March 31, 1998 reflected the changes in the Company's asset structure effected during fiscal 1997, when the Bank restructured a portion of its securities portfolio to enhance the overall yield and reduce exposure to interest rate risk by selling $397.3 million of its investment securities and mortgage-backed and mortgage-related securities and reinvesting substantially all of the proceeds of the sales in U.S. Treasury Notes and Bills, most of which had maturities of two years or less. The weighted average yield, on a fully taxable basis on the securities purchased was approximately 60 basis points higher than the weighted yield on the securities sold. Interest income earned on mortgage-backed and mortgage-related securities declined by $17.9 million primarily as a result of the decline in the average balance of such assets from $476.0 million during the 1997 period to $157.5 million for the 1998 period. However, offsetting such decline were $23.3 million, $13.6 million and $16.4 million increases in interest earned during the fiscal year ended March 31, 1998 on investment securities, mortgage loans and other interest-earning assets respectively, reflecting the asset restructuring effected in fiscal 1997 as well as the Company's continued emphasis on multi-family residential lending.

     Interest expense increased by $20.7 million or 14.8% from $140.2 million for the fiscal year ended March 31, 1997 to $160.9 million for the fiscal year ended March 31, 1998 with the increase due to a $10.1 million increase in interest paid on deposits and stock subscription accounts and a $10.6 million increase in borrowing costs. The Company's average balance of deposits increased to $3.53 billion for the 1998 period from $3.25 billion for the 1997 period reflecting deposit inflows related to the stock offering.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased by $2.0 million or 25.8% from $8.0 million for the fiscal year ended March 31, 1997 to $10.0 million for the fiscal year ended March 31, 1998. The increase in the provision primarily reflected the Company's determination in fiscal 1998 to increase its allowance for loan losses based upon, among other factors, the Company's continuing emphasis on multi-family residential, commercial real estate and commercial business loans secured by properties or other collateral located in the New York City metropolitan area, the increased number of larger multi-family residential and commercial real estate loans, individual cooperative apartment loans, the increased amount and number of commercial business loans and consumer loans and an increased amount of loans which exhibit risk characteristics which require increased management oversight (including loans contractually past due maturity). At March 31, 1998 and March 31, 1997, the allowance for loan losses as a percentage of total non-performing loans was 122.2% and 99.8%, respectively.

     NON-INTEREST INCOME. Non-interest income increased $7.4 million from $2.9 million for the fiscal year ended March 31, 1997 to $10.3 million for the same period in 1998. The increase reflected a $667,000 increase in service fees, a $115,000 gain received on the sale of loans and securities during the 1998 period as compared to a $3.3 million loss incurred on such sales during fiscal 1997 plus a $3.3 million increase in other non-interest income. The loss on the sale of loans and securities incurred in fiscal 1997 was the result of the decision to restructure the mortgage-backed and mortgage-related and investment portfolios. The $3.3 million increase in other non-interest income is primarily the result of a $1.2 million increase in prepayment fees on mortgages to $2.0 million in fiscal 1998.

     NON-INTEREST EXPENSES. Non-interest expenses increased $63.7 million or 77.6% to $145.9 million for the fiscal year ended March 31, 1998 from $82.2 million for the same period in 1997. Exclusive of the $56.4 million contribution to the Foundation non-interest expenses were $89.5 million in fiscal 1998 compared to $82.2 million in fiscal 1997, an increase of $7.3 million or 8.9%. Such increase was primarily due to increased data processing fees ($4.5 million), reflecting in large part costs incurred in connection with the Company's conversion of its data processing systems, increased compensation and employee benefits expense ($4.8 million), reflecting the increase in the Company's work force resulting from the data and stock conversions, increased other non-interest expense ($4.8 million), primarily due to the Company's growth and structural changes. Such increases were partially offset by a $1.0 million decrease in FDIC insurance premiums reflecting the lower premium rate assessed during the 1998 period, and the non-recurrence of the one-time SAIF special assessment in fiscal 1997.

     Total salaries and benefits increased by $4.8 million in fiscal 1998 to $31.7 million, primarily as the result of the growth of the Company during fiscal years 1996, 1997 and 1998 and the related expansion of staff plus the necessity to add staff due to the data and stock conversions, which also caused overtime pay to increase by $940,000, with the result that related employee benefits cost also increased, which was further increased by the fourth quarter of fiscal 1998 recognition of $1.3 million in ESOP contribution expense reflecting the first payment on the ESOP loan.

     Occupancy costs increased by $1.6 million to $12.6 million in fiscal 1998, primarily as the result of a branch acquisition in April, 1997 and increased costs related to branch renovation and upgrading.

     Data processing service expenses increased by $4.5 million or 64.2% to $11.5 million during the fiscal year ended March 31, 1998 as compared to the fiscal year ended March 31, 1997. The increase reflected primarily expenses incurred in connection with the conversion of the Company's data processing systems. Such expenses amounted to $5.7 million during the fiscal year ended March 31, 1998. The Company has recognized substantially all the expenses expected to be incurred in connection with completion of the first phase of the conversion of the Company's data processing systems which was completed in the third quarter of fiscal 1998. However, additional expenses of approximately $6.0 million will be incurred in connection with the second (and final) phase of the conversion which is expected to be completed by the end of fiscal 1999.

     The Company's advertising expenses amounted to $4.3 million and $3.6 million for the fiscal year ended March 31, 1998 and 1997, respectively. The increase in fiscal years 1998 and 1997 reflected the Company's determination to increase its market presence through, in part, increased advertising in print media and radio.

     FDIC insurance premiums declined in the fiscal year ended March 31, 1998 from $2.2 million during fiscal 1997 to $1.2 million in fiscal 1998. The decrease reflects the reduction in the rate paid to the FDIC for deposit insurance.

     As a result of past acquisitions, the Company is deemed to have SAIF-insured deposits. During fiscal 1997, the FDIC imposed a one-time special assessment in order to recapitalize the SAIF fund which, for BIF-insured institutions like the Company which also have deposits deemed to be SAIF-insured, amounted to 65.7 basis points on the balance of SAIF deposits as of March 31, 1995. As a result, the Company was assessed $8.6 million in fiscal 1997. The level of deposit insurance expense is and will remain higher than that of an insured institution with a comparable amount of BIF-only insured deposits due to the significant amount of the Company's deposits deemed to be SAIF-insured. The deposits deemed SAIF-insured are assessed at a rate of 6.3 basis points compared to 1.3 basis points for the BIF-insured deposits. At March 31, 1998, $1.53 billion of the Company's deposits were deemed to be SAIF insured while at March 31, 1997, SAIF insured deposits were $1.61 billion.

     During the twelve months ended March 31, 1998, the amortization of intangibles increased by $462,000 or 5.6% from the same period in fiscal 1997. The amortization of intangibles increased in fiscal 1998 due to the acquisition of a branch office for a premium of $4.0 million, which is being expensed over a seven year period.

     Other non-interest expenses, including miscellaneous items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees, increased $4.8 million or 32.8% to $19.4 million for the fiscal year ended March 31, 1998 compared to the same period in 1997, primarily as a result of the Company's growth and structural changes.

     INCOME TAXES. For fiscal 1998 the Company, as a result of the $56.4 million contribution to the Foundation, had a $3.5 million tax benefit as compared to a $10.7 million tax provision for the fiscal 1997. Excluding the effect of the Foundation, the Company's tax expense would have been $15.8 million. In addition, the Company's effective tax rate was substantially reduced due to the establishment of a real estate investment trust, Independence Community Realty Corp., during fiscal 1997.

     As of March 31, 1998, net deferred tax assets were $36.8 million. No valuation allowance was deemed necessary with respect to such asset.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

     GENERAL. Net income declined by $18.8 million from fiscal 1996 to fiscal 1997 due primarily to the recognition in fiscal 1996 of a $12.2 million net gain on the sale of securities and loans as compared to a net loss on the sale of securities and loans totaling $3.3 million in fiscal 1997. The Bank sold $16.8 million of investment securities in fiscal 1996, recording a gain of $12.1 million. Net income was also affected by the $6.4 million increase in amortization of intangibles, reflecting a full year of amortization of the intangible assets recorded in connection with the Bay Ridge acquisition and in the 1996 Branch Acquisition. The decrease in net income in fiscal 1997 was also the result, in part, of the increase in the Company's provision for loan losses from $3.7 million for the year ended March 31, 1996 to $8.0 million for the year ended March 31, 1997 as the Company increased its allowance for loan losses primarily in light of its increased investment in multi-family residential and commercial business loans, the increased number of larger multi-family residential loans and individual cooperative apartment loans and an increase in the number of loans which exhibit risk characteristics which management determined would require closer oversight. Net income was also adversely affected by the $8.6 million special SAIF assessment. Net income for fiscal 1997 was favorably affected by a reduction in the provision for income taxes due to a reduction in the Company's effective tax rate for the fiscal year.

     NET INTEREST INCOME. Net interest income increased by $12.6 million or 12.3% to $115.1 million in fiscal 1997 as compared to fiscal 1996 primarily due to a significant increase in the Company's average interest-earning assets as a result of the Bay Ridge acquisition and the re-investment of the cash received in the 1996 Branch Acquisition completed during the fourth quarter of fiscal 1996.

     Interest income increased by $42.2 million from fiscal 1996 to fiscal 1997 reflecting the increase in the average balance of the Company's interest-earning assets as a result of the completion of the Bay Ridge acquisition and the 1996 Branch Acquisition. The average balance of the loan portfolio increased by $368.2 million both as a result of the acquisition of loans from Bay Ridge as well as to a lesser extent the Company's investment of a portion of the funds received in the 1996 Branch Acquisition in new loans. Offsetting in part the effects of the increase in the average balance of loans was the 38 basis point decline in the average yield earned on the loan portfolio reflecting in part the repricing downward of adjustable-rate loans as well as general market conditions which resulted in loans with lower yields at the time of origination. Investment of cash received in the 1996 Branch Acquisition as well as investment securities and mortgage-backed and mortgage-related securities acquired from Bay Ridge were responsible for the significant increase in the aggregate average balance of investment securities and mortgage-backed and mortgage-related securities which increased from $491.2 mil-lion in fiscal 1996 to $871.6 million in fiscal 1997. Partially offsetting the increase in the average balances of these portfolios was a decline in the average yield earned thereon from 5.99% to 5.88%.

     Interest expense increased by $29.6 million or 26.7% to $140.2 million from fiscal 1996 to fiscal 1997 reflecting a 34.5% increase in the average balance of deposits, particularly certificates of deposit, as a result of the Bay Ridge acquisition and the 1996 Branch Acquisition. The growth in the average balance of deposits was offset in part by the decline in average rates paid thereon from 4.39% to 4.27%. In particular, the average rate paid on certificates of deposit decreased 29 basis points to 5.53% for fiscal 1997. Such decline reflected in part both the effect of deposit outflows as certain higher costing deposits were not reinvested with the Company, as well as the transfer to another institution of $51.4 million of deposits.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased by $4.3 million to $8.0 million in fiscal 1997. The increase in the provision primarily reflected the Company's determination in fiscal 1997 to increase its allowance as described previously. See "Business -- Allowance for Loan Losses" in Item 1 hereof.

     NON-INTEREST INCOME. Non-interest income decreased by $17.2 million or 85.5% to $2.9 million from fiscal 1996 to fiscal 1997. The decline reflected in large part the $12.2 million net gain in fiscal 1996 on the sale of loans and investment securities and mortgage-backed and mortgage-related securities as compared to a $3.3 million net loss incurred in fiscal 1997. The net gain was primarily due to a $12.1 million gain on the sale of $16.8 million of investment securities which were sold in fiscal 1996 in anticipation of the requirement to fund the SAIF special assessment while the net loss incurred in fiscal 1997 resulted from a $3.9 million net loss on the sale of $652.3 million of investment securities and mortgage-backed and mortgage-related securities effected primarily as part of the Company's asset restructuring. The loss on loan and securities sales was partially offset by an increase in service fees on deposit accounts and other depositor and borrower services provided by the Company from $4.1 million to $5.7 million.

     NON-INTEREST EXPENSES. Non-interest expenses increased substantially by $30.0 million or 57.6% to $82.2 million from fiscal 1996 to fiscal 1997. This increase was primarily due to the effects of the Bay Ridge acquisition and the 1996 Branch Acquisition (including amortization of intangible assets ($6.4 million), the imposition of the special SAIF assessment ($8.6 million) on that portion of the Company's deposits deemed to be SAIF-insured deposits and increased data processing costs ($3.9 million) due, in part, to the data processing systems conversion. As a result of the two acquisitions in 1996, the Bank added ten offices to its branch network and increased its work force by approximately 20%.

     Compensation and employee benefits expense increased by $4.6 million or 20.5% to $26.9 million in fiscal 1997 from $22.3 million in fiscal 1996. The increase in fiscal 1997 reflected in large part the effects of the Bay Ridge acquisition and the 1996 Branch Acquisition, resulting in an increase of approximately 20% in the number of employees.

     Occupancy costs increased by $3.3 million or 43.4% to $11.0 million in fiscal 1997 from fiscal 1996 due to the addition of ten additional branch offices as a result of the Bay Ridge acquisition and the 1996 Branch Acquisition. The increased cost also reflected expenses incurred in connection with an on-going branch renovation and improvement program.

     Data processing service expenses also increased during fiscal 1997, increasing 125.2% from $3.1 million for the year ended March 31, 1996 to $7.0 million for the year ended March 31, 1997. The primary reason for the increase was the determination by the Company to convert its data processing systems. As a consequence, the Company expensed $2.5 million during fiscal 1997 in connection with such conversion. In addition, such expense was affected by the significant increase in the number of customer accounts at the Bank as a result of the Bay Ridge acquisition and the 1996 Branch Acquisition.

     The amortization of intangibles increased by $6.4 million to $8.3 million in fiscal 1997 from fiscal 1996 reflecting a full year of amortization of the intangibles recorded in the Bay Ridge acquisition and the 1996 Branch Acquisition compared to amortization expense related to such intangibles only during the fourth quarter of fiscal 1996.

     Other non-interest expense increased by $3.2 million or 28.0% to $14.6 million in fiscal 1997 as compared to fiscal 1996 primarily as a result of the significantly expanded branch operations result-ing from the purchase transactions completed in 1996.

     INCOME TAXES. Income tax expense amounted to $10.7 million and $30.8 million during fiscal 1997 and 1996. The decrease was primarily the result of $27.9 million of taxable income in fiscal 1997 as compared to $66.8 million of taxable income in fiscal 1996.

ASSET AND LIABILITY MANAGEMENT

     GENERAL. The Company's asset and liability management strategy is established by the Asset/ Liability Committee of the Company and reviewed by the Company's Board of Directors periodically. The Asset/Liability Committee meets monthly. Currently, the Company manages the imbalance between its interest-earning assets and interest-bearing liabilities within shorter maturities to ensure that such relationships are within acceptable ranges given the Company's business strategies and objectives and its analysis of market and economic conditions. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap' provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.

     DISCUSSION OF MARKET RISK. As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. All significant interest rate risk management procedures are performed at the Company level. Based upon the Company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company's real estate loan portfolio, concentrated primarily within the New York metropolitan area, is subject to risks associated with the local economy. The Company does not own any trading assets.

     The Company's strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (five to ten years) balloon loans, (ii) selling most newly originated fixed-rate, single-family residential mortgage loans with original terms to maturity of more than 15 years, (iii) originating relatively short-term or adjustable-rate consumer and commercial business loans, (iv) maintaining a high level of investment securities and mortgage-backed and mortgage-related securities with maturities or estimated average lives of less than five years, (v) promoting stable savings, demand and other transaction accounts and (vi) maintaining a strong capital position.

     The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. For deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates as due in one year or less at March 31, 1998.

                                                                                                                          FAIR
                                                                                              THERE-                     VALUE
                                  1999         2000        2001        2002        2003       AFTER        TOTAL        3/31/98
                               ----------    --------    --------    --------    --------    --------    ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate mortgage
  loans(1)                     $  315,880    $279,060    $247,869    $220,160    $121,417    $759,299    $1,943,685    $1,940,175
  Average interest rate              7.98%       7.86%       7.78%       7.82%       7.04%       7.60%
Variable interest rate
  mortgage loans(1)            $   56,248    $ 44,337    $ 36,608    $ 30,413    $ 38,611    $105,961    $  312,178    $  312,024
  Average interest rate              7.90%       8.02%       7.97%       8.05%       9.14%       7.98%
Fixed interest rate other
  loans                        $   19,752    $ 17,462    $ 21,977    $ 13,588    $ 11,955    $  7,456    $   92,190    $   92,133
  Average interest rate              7.04%       6.83%       7.67%       8.89%       7.99%       7.63%
Variable interest rate other
  loans                        $   82,741    $ 68,065    $ 49,490    $ 46,203    $ 38,117    $126,050    $  410,666    $  410,091
  Average interest rate              7.96%       6.01%       6.66%       5.76%       5.74%       6.66%
Fixed interest rate
  securities                   $  967,260    $102,872    $  9,355    $ 18,266    $ 20,032    $ 64,752    $1,182,537    $1,193,427
  Average interest rate              5.72%       6.12%       7.58%       6.44%       6.23%       7.02%
Variable interest rate
  securities                           --          --          --          --          --    $173,095    $  173,095    $  173,255
  Average interest rate                --          --          --          --          --        4.12%
Other interest-bearing assets  $  837,602          --          --          --          --                $  837,602    $  837,602
  Average interest rate              5.69%         --          --          --          --          --
RATE SENSITIVE LIABILITIES:
Non interest-bearing checking  $  100,935    $     --    $     --    $     --    $     --    $     --    $  100,935    $  100,935
  Average interest rate                --          --          --          --          --          --
Savings and interest-bearing
  checking                     $1,570,279    $     --    $     --    $     --    $     --    $     --    $1,570,279    $1,570,279
  Average interest rate              2.72%         --          --          --          --          --
Time deposits                  $1,359,877    $203,563    $ 77,936    $ 33,703    $ 47,190    $    356    $1,722,625    $1,732,361
  Average interest rate              5.37%       6.27%       6.16%       6.04%       5.98%       6.09%
Fixed interest rate
  borrowings                   $  701,860    $  1,119    $  1,425    $  5,125    $  6,262    $  2,050    $  717,841    $  718,472
  Average interest rate              7.78%       8.04%       7.37%       7.07%       7.51%       7.31%

---------------
(1) Does not include $32.7 million of single-family residential loans serviced by others.

     Management believes that the assumptions utilized by it to evaluate the vulnerability of the Company's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the cash flows of the Company's assets and liabilities in the above table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

     Although market risk disclosure is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Bank's historical experience. The following sets forth the Bank's NPV as of March 31, 1998.

                                                                                   NPV AS % OF
                                                                                    PORTFOLIO
                                                                                 VALUE OF ASSETS
                                                  NET PORTFOLIO VALUE           ------------------
CHANGE (IN BASIS POINTS)                   ---------------------------------      NPV    CHANGE IN
IN INTEREST RATES                          AMOUNT(1)    $ CHANGE    % CHANGE    RATIO    NPV RATIO
------------------------                   ---------    --------    --------    -----    ---------
+400                                        526,547     (143,564)    (21.42)%   12.87%     (2.08)%
+300                                        571,061      (99,050)    (14.78)    13.61      (1.34)
+200                                        609,840      (60,271)     (8.99)    14.20      (0.75)
+100                                        642,462      (27,649)     (4.13)    14.63      (0.31)
    0                                       670,111           --         --     14.95         --
-100                                        689,039       18,927       2.82     15.09       0.14
-200                                        714,578       44,466       6.64     15.35       0.40

---------------
(1) Excludes the NPV of the Holding Company.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution which results in the imposition of regulatory restrictions. See Note 14 of the Notes to Consolidated Financial Statements for the Bank's regulatory capital requirements at March 31, 1998 and 1997 set forth in Item 8 hereto.

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-backed and mortgage-related securities, the maturity of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-backed and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds during the past five years. Such advances have ranged from $67.5 million at March 31, 1995 to $14.3 million at March 31, 1998. In addition, the net proceeds of the stock offering were primarily invested in short-term investment securities, substantially enhancing the Company's liquidity.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities and Dutch Auction Rate Treasury Securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage-related securities and investment securities. At March 31, 1998, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans and other loans aggregating $138.6 million and $18.0 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve-months ended March 31, 1999. Certificates of deposit scheduled to mature in one year or less at March 31, 1998, totaled $1.36 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

     Following the completion of the conversion and reorganization of the Bank and the Holding Company's stock offering in March 1998, the Company's principal business was that of its subsidiary, the Bank. The Holding Company invested 50% of the net proceeds from the stock offering in the Bank and initially invested the remaining proceeds in short-term securities and money market investments. The Bank can pay dividends to the Holding Company to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity.

     The Holding Company's liquidity is available to, among other things, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock.

     Restrictions on the amount of dividends the Holding Company and the Bank may declare can affect the Company's liquidity and cash flow needs. Under Delaware law, the Holding Company is generally limited to paying dividends to the extent of the excess of net assets of the Holding Company (the amount by total assets exceed total liabilities) over its statutory capital or, if no such excess exists, from its net profits for the current and/or immediately preceding year.

     The Bank's ability to pay dividends to the Holding Company is also subject to certain restrictions. Under the New York Banking Law, dividends may be declared and paid only out of the net profits of the Bank. The approval of the Superintendent is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, less any required transfers. In addition, no dividends may be declared, credited or paid if the effect thereof would cause the Bank's capital to be reduced below the amount required by the Superintendent or the FDIC.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

THE YEAR 2000 ISSUE

     The Company's banking operations are, by their nature, dependent upon its own computer systems as well as those of other companies. The Company has conducted a review of its computer systems to identify systems that could be affected by the "Year 2000" issue and management has developed an implementation plan to respond to this issue. The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations.

     The Company utilizes a third party computer service bureau for most of its computer processing. All other computer systems used by the Company are PC based systems which operate using industry standard software systems that have been developed and are supported by third party software companies. Accordingly, the Company's costs to resolve Year 2000 issues are not expected to be material. The Year 2000 issue, however, creates risk for the Company from unforeseen problems in its computer processing and from the computer processing problems of other third parties with whom the Company conducts financial transactions. As a result, incomplete or untimely resolution of such Year 2000 problems may have an adverse impact on the operations of the Company.

     The FDIC and other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. Any institution's failure to address appropriately the Year 2000 problem could result in supervisory action.

     As part of its implementation plan, management is monitoring the Year 2000 progress of its vendors and will be participating in the testing of systems during 1998. Management is also developing appropriate contingency plans to deal with problems as they may arise. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. Under existing accounting standards other comprehensive income is separately classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however is currently applicable to the Company. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management has determined the impact this statement will have on the Bank is not material.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It also requires geographic by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. SFAS is limited to additional disclosure and, accordingly the adoption of the statement will not have an impact on the Company's financial condition or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to measure compensation cost of such plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. The Company has determined to continue to use the intrinsic value based methodology provided by APB Opinion No. 25.

     In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." As amended, SFAS No 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 except that its provisions with respect to securities lending, repurchase agreements and dollar-roll transaction are effective for transfers occurring after December 31, 1997. The adoption of SFAS No. 125, as amended, caused the Bank to record on its statement of financial condition securities lending transactions commencing January 1, 1998, which resulted in the Company recording $701.2 million in cash and cash equivalents and an equal amount as borrowed funds at March 31, 1998.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management" in Item 7 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
INDEPENDENCE COMMUNITY BANK CORP.

     We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

Ernst & Young, LLP
New York, New York
June 2, 1998

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998            1997
                                                              ----------      ----------
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                       $  747,868      $  310,429
Commercial paper                                                  37,676          39,866
Federal funds sold                                                71,707          24,341
                                                              ----------      ----------
          Total cash and cash equivalents                        857,251         374,636
Securities available-for-sale:
  Investment securities                                        1,282,072         357,487
  Mortgage-backed and mortgage related                            84,610         190,979
                                                              ----------      ----------
          Total securities                                     1,366,682         548,466
Mortgage loans on real estate                                  2,279,169       2,066,560
Other loans                                                      502,718         464,960
                                                              ----------      ----------
          Total loans                                          2,781,887       2,531,520
Less allowance for possible loan losses                          (36,347)        (27,024)
                                                              ----------      ----------
          Total loans, net                                     2,745,540       2,504,496
Premises, furniture and equipment, net                            61,443          60,367
Accrued interest receivable                                       24,395          17,384
Intangible assets, net                                            55,873          60,499
Other assets                                                     111,812         168,875
                                                              ----------      ----------
          Total assets                                        $5,222,996      $3,734,723
                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                      $3,393,839      $3,325,558
Borrowings on securities loaned                                  701,160              --
Other borrowings                                                  16,681          17,232
Escrow and other deposits                                         45,868          41,034
Accrued expenses and other liabilities                           116,324          41,785
                                                              ----------      ----------
          Total liabilities                                    4,273,872       3,425,609
Stockholders' equity:
  Common stock ($.01 par value, 125,000,000 shares
     authorized, 76,043,750 shares outstanding)                      760              --
  Additional paid-in-capital                                     741,277              --
  Retained earnings-substantially restricted                     298,876         256,076
  Unallocated common stock held by ESOP                          (97,636)             --
  Contributed capital                                                 --          52,670
  Net unrealized gain on securities available-for-sale, net
     of tax                                                        5,847             368
                                                              ----------      ----------
          Total stockholders' equity                             949,124         309,114
                                                              ----------      ----------
          Total liabilities and stockholders' equity          $5,222,996      $3,734,723
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEAR ENDED MARCH 31,
                                                             -----------------------------------
                                                               1998         1997         1996
                                                             ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
  Mortgage loans on real estate                              $175,269     $161,638     $140,435
  Consumer and commercial business loans                       38,433       36,189       36,162
  Investment securities                                        45,689       22,356       11,635
  Mortgage-backed and mortgage-related securities              10,992       28,856       17,779
  Other                                                        22,660        6,264        7,089
                                                             --------     --------     --------
     Total interest income                                    293,043      255,303      213,100
                                                             --------     --------     --------

INTEREST EXPENSE:
  Deposit accounts                                            144,489      138,840      106,379
  Stock subscription account                                    4,477           --           --
  Borrowings                                                   11,977        1,347        4,240
                                                             --------     --------     --------
     Total interest expense                                   160,943      140,187      110,619
                                                             --------     --------     --------
     Net interest income                                      132,100      115,116      102,481
                                                             --------     --------     --------
Provision for loan losses                                      10,011        7,960        3,679
                                                             --------     --------     --------
     Net interest income after provision for loan losses      122,089      107,156       98,802
                                                             --------     --------     --------
NON-INTEREST INCOME:
  Net gain (loss) on sale of loans and securities                 115       (3,347)      12,222
  Service fees                                                  6,375        5,708        4,086
  Other                                                         3,858          548        3,774
                                                             --------     --------     --------
     Total non-interest income                                 10,348        2,909       20,082
                                                             --------     --------     --------
NON-INTEREST EXPENSE:
  General and administrative expense:
     Compensation and employee benefits                        31,695       26,879       22,311
     Occupancy costs                                           12,622       10,981        7,656
     Data processing services                                  11,524        7,020        3,117
     Advertising                                                4,275        3,625        3,229
     FDIC insurance premiums                                    1,186        2,199        2,558
     Amortization of intangibles                                8,740        8,278        1,842
     Other                                                     19,411       14,618       11,417
                                                             --------     --------     --------
       Total general and administrative expense                89,453       73,600       52,130
  SAIF special assessment                                          --        8,553           --
  Contribution to Foundation                                   56,422           --           --
                                                             --------     --------     --------
     Total non-interest expense                               145,875       82,153       52,130
                                                             --------     --------     --------
  (Loss) income before (benefit) provision for income taxes   (13,438)      27,912       66,754
  (Benefit) provision for income taxes                         (3,482)      10,732       30,782
                                                             --------     --------     --------
  Net (loss) income                                          $ (9,956)    $ 17,180     $ 35,972
                                                             ========     ========     ========

  Basic loss per share since conversion                      $  (0.52)         N/A          N/A
                                                             ========

  Diluted loss per share since conversion                    $  (0.52)         N/A          N/A
                                                             ========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                                   NET UNREALIZED
                                                                                       GAINS        UNALLOCATED
                                                                                    (LOSSES) ON       COMMON
                                             ADDITIONAL                              SECURITIES        STOCK
                                    COMMON    PAID IN     CONTRIBUTED   RETAINED     AVAILABLE-       HELD BY
                                    STOCK     CAPITAL       CAPITAL     EARNINGS      FOR-SALE         ESOP        TOTAL
                                    ------   ----------   -----------   --------   --------------   -----------   --------
                                                            (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Balance -- March 31, 1995            $ --     $     --     $ 52,670     $202,924      $ 3,603        $     --     $259,197
Net unrealized loss on securities
  transferred from
  held-to-maturity to
  available-for-sale, net of tax       --           --           --           --       (1,826)             --       (1,826)
Changes in net unrealized losses
  on securities
  available-for-sale, net of tax       --           --           --           --       (3,524)             --       (3,524)
Net income for the year ended
  March 31, 1996                       --           --           --       35,972           --              --       35,972
                                     ----     --------     --------     --------      -------        --------     --------
Balance -- March 31, 1996              --           --       52,670      238,896       (1,747)             --      289,819
Net unrealized gain on securities
  transferred from
  held-to-maturity to
  available-for-sale, net of tax       --           --           --           --          269              --          269
Changes in net unrealized gains on
  securities available-for-sale,
  net of tax                           --           --           --           --        1,846              --        1,846
Net income for the year ended
  March 31, 1997                       --           --           --       17,180           --              --       17,180
                                     ----     --------     --------     --------      -------        --------     --------
Balance -- March 31, 1997              --           --       52,670      256,076          368              --      309,114
Merge Independence Community Bank
  Corp. Mutual Holding Company
  into Independence Savings Bank       --           --      (52,670)      52,756           --              --           86
Issuance of 70,410,880 shares of
  $.01 par value common stock in
  initial public offering at
  $10.00 per share net of
  conversion related expenses
  ($18,417)                           704      684,988           --           --           --              --      685,692
Issuance of 5,632,870 shares of
  $.01 par value common stock to
  the Independence Community
  Foundation                           56       56,272           --           --           --              --       56,328
Open market purchases of 5,632,870
  shares of Independence Community
  Bank Corp. common stock by ESOP
  trustee (Avg. price of $17.5527)     --           --           --           --           --         (98,872)     (98,872)
ESOP shares committed to be
  released                             --           17           --           --           --           1,236        1,253
Changes in net unrealized gains on
  securities available-for-sale,
  net of tax                           --           --           --           --        5,479              --        5,479
Net (loss) for the year ended
  March 31, 1998                       --           --           --       (9,956)          --              --       (9,956)
                                     ----     --------     --------     --------      -------        --------     --------
Balance -- March 31, 1998            $760     $741,277     $     --     $298,876      $ 5,847        $(97,636)    $949,124
                                     ====     ========     ========     ========      =======        ========     ========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MARCH 31,
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------    ---------    -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                             $    (9,956)   $  17,180    $    35,972
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
Contribution of stock to Independence Community Foundation         56,272           --             --
Provision for loan losses                                          10,011        7,960          3,679
Net (gain) loss on sale of loans and securities                      (115)       3,347        (12,222)
Amortization of deferred income and premiums                      (12,938)     (11,164)        (6,631)
Amortization of intangibles                                         8,740        8,278          1,842
Depreciation and amortization                                       6,862        5,972          3,545
Deferred income tax benefit                                       (23,901)      (7,137)        (1,416)
Change in assets and liabilities net of effects from
  purchase of Bay Ridge Bancorp, Inc.
(Increase) decrease in accrued interest receivable                 (7,011)       3,687         (1,291)
Decrease (increase) in accounts receivable -- securities
  transactions                                                     93,718     (107,624)            --
Decrease in due to banks                                               --         (215)          (729)
Increase (decrease) in accrued expenses and other
  liabilities                                                      74,539      (49,588)        62,732
Other, net                                                        (15,836)      (6,625)          (858)
                                                              -----------    ---------    -----------
Net cash provided by (used in) operating activities               180,385     (135,929)        84,623
                                                              -----------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases                                  (644,591)    (503,153)      (232,485)
Principal payments on loans                                       373,734      261,161        189,064
Proceeds from sale of loans                                        19,219       76,002          8,686
Proceeds from sale of securities                                  288,303      648,416        175,691
Proceeds from maturities of securities                          1,073,291      823,825        306,966
Principal collected on securities                                  86,318      148,013         61,466
Purchases of securities                                        (2,242,950)    (927,977)    (1,178,896)
Proceeds from sales of other real estate owned                        273        1,308          2,512
Purchases of Federal Home Loan Bank stock                              (4)      (3,579)            --
Net additions to premises, furniture and equipment                 (7,938)     (14,433)        (6,242)
Payment for purchase of Bay Ridge Bancorp, Inc. net of cash
  acquired                                                             --           --        (74,731)
                                                              -----------    ---------    -----------
Net cash (used in) provided by investing activities            (1,054,345)     509,583       (747,969)
                                                              -----------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits sold, net of premium                                          --      (47,661)            --
Deposits purchased, net of premiums                                65,972           --        560,948
Net increase (decrease) in demand and savings deposits             66,129        2,276        (14,291)
Net (decrease) increase in time deposits                          (67,845)     (22,199)       120,861
Net increase (decrease) in other borrowings                       700,609      (40,063)       (11,453)
Net increase in escrow and other deposits                           4,834        5,437             79
Issuance of Common Stock                                          685,748           --             --
Loan to ESOP for purchase of shares                               (98,872)          --             --
                                                              -----------    ---------    -----------
Net cash provided by (used in) financing activities             1,356,575     (102,210)       656,144
                                                              -----------    ---------    -----------
Net increase (decrease) in cash and cash equivalents              482,615      271,444         (7,202)
Cash and cash equivalents at beginning of year                    374,636      103,192        110,394
                                                              -----------    ---------    -----------
Cash and cash equivalents at end of period                    $   857,251    $ 374,636    $   103,192
                                                              ===========    =========    ===========
Income taxes paid                                             $    15,196    $  25,200    $    30,383
                                                              ===========    =========    ===========
Interest paid                                                 $   160,838    $ 138,823    $   110,586
                                                              ===========    =========    ===========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998, 1997 AND 1996

1. ORGANIZATION/FORM OF OWNERSHIP

     Independence Savings Bank was originally founded as a New York chartered savings bank in 1850. In April 1992 the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly-owned stock savings bank subsidiary of the Mutual Holding Company.

     On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted the Plan of conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled.

     The Bank provides financial services primarily to individuals and small businesses within the New York metropolitan area. The Bank is subject to regulation by the FDIC and New York Banking Department.

     As part of the conversion, the Company was incorporated under Delaware law in June 1997. The Company is regulated by the OTS. The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of stock resulting in proceeds of $685.7 million, net of expenses totaling $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the ESOP which purchased 5,632,870 shares of the Company's stock in the open market.

     As part of the Plan of Conversion, the Company formed the Independence Community Foundation and donated 5,632,870 shares of the Company valued at $56.3 million. The Company recorded a contribution expense charge and a corresponding deferred tax benefit of $19.2 million. The formation of this private charitable foundation is to further the Bank's commitment to the communities that it serves.

     Additionally, the Bank established, in accordance with the requirements of the OTS a liquidation account for $319.7 million which was equal to its capital as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the Final prospectus in connection with the reorganization and conversion of the Bank and the Mutual Holding Company. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

     In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

2. ACQUISITIONS

     On January 3, 1996 the Company acquired, via a cash acquisition, the stock of Bay Ridge Bancorp, Inc. and its thrift subsidiary, Bay Ridge Federal Savings Bank. The purchase price paid was approximately $127.8 million, and as a result the Company acquired approximately $558.6 million in assets and $445.2 million in liabilities, with the transaction recorded on a purchase accounting basis. The cost in excess of the net assets acquired is being amortized on a straight-line basis over approximately 14 years.

     On March 15, 1996, the Company assumed approximately $615.6 million of deposits and acquired $8.1 million of assets from a financial institution. The Company also received approximately $557.9 million in cash to fund the assumption of these deposit liabilities. The Company subsequently sold, in September of 1996, approximately $51.4 million of these deposits. The adjusted cost in excess of the assets received and the deposits assumed is being amortized on a straight-line basis over 7 years.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On April 25, 1997, the Company assumed approximately $70.0 million of deposits and acquired $1.1 million in assets from a financial institution. The Company also received approximately $64.9 million in cash to fund the assumption of these deposit liabilities. The adjusted cost in excess of the assets received and the deposits assumed is being amortized on a straight-line basis over 7 years.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of the Company and its subsidiaries. These policies conform to generally accepted accounting principles.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include all majority-owned subsidiaries, after elimination of intercompany transactions and accounts.

RISKS AND UNCERTAINTIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at fair value. Unrealized gains or losses on securities available-for-sale are included as a separate component of stockholders' equity, net of tax. Gains or losses on the sale of such securities are recognized using the specific identification method.

LOANS

     Loans are stated at unpaid principal balances, net of deferred net loan origination and commitment fees. Interest income on loans is credited as earned. Accrual of interest income is discontinued and uncollected interest is reversed for loans on which a default on interest has existed for a period in excess of 90 days, or for loans which management believes, after giving consideration to economic and business conditions and collection efforts, the collection of interest is doubtful.

     Loan origination and commitment fees and certain direct costs incurred in connection with loan originations are deferred and amortized to interest income, using a method which approximates the interest method, over the life of the related loans as an adjustment to yield.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is determined based upon management's evaluation of the Company's loan portfolio considering past loan loss experience, assessment of current and prospective economic conditions, the size and composition of the loan portfolio, and other relevant factors.

     Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in the Company's loan portfolios.

PREMISES, FURNITURE AND EQUIPMENT

     Land is carried at cost. Buildings and improvements, leasehold improvements, furniture, automobiles and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Buildings                 10 to 30 years
Furniture and
  equipment                3 to 10 years
Automobiles                      3 years

     Leasehold improvements are amortized on a straight-line basis over the lives of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

     Earnings per share is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income since conversion by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. There were no dilutive common stock equivalents for the year ended March 31, 1998. Employee Stock Ownership Plan (ESOP) shares that have been allocated to participants' accounts or are committed to be released for allocation are considered outstanding for EPS calculation. Since the conversion on March 13, 1998, basic and diluted weighted average common shares outstanding was 72,442,558 shares, (adjusted for unallocated ESOP shares). Net loss since conversion was $37.5 million.

EMPLOYEE BENEFITS

     The Company follows the provisions of the AICPA's Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires that compensation expense be recognized in an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the common stock during the year. The difference between the average fair value and the $17.55 weighted average per share cost of shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the consolidated statements of cash flows, the Company defines cash and cash equivalents as highly liquid investments with original maturities of three months or less.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which provides accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishments of liabilities. The standard requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with criteria provided in SFAS No. 125. SFAS
No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights" and is to be applied to transactions occurring after December 31, 1996. The adoption of SFAS No. 125 as amended resulted in a $701.2 million increase in cash and cash equivalents and borrowings at March 31, 1998 related to the Company's securities loaned activities.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and other Postretirement Benefits." Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in previously issued accounting standards. Statement No. 132 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 132 in fiscal 1998 and restated the fiscal 1997 disclosure accordingly.

4. CASH AND DUE FROM BANKS

     Cash and due from banks at March 31, 1998 includes $701.2 million of cash received as collateral, which has been invested in cash equivalents, for securities loaned under a securities lending agreement with the Federal Home Loan Bank of New York (the "FHLB").

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                                                   MARCH 31, 1998
                                                ----------------------------------------------------
                                                                GROSS         GROSS       ESTIMATED
                                                 CARRYING     UNREALIZED    UNREALIZED       FAIR
                                                  VALUE         GAINS         LOSSES        VALUE
                                                ----------    ----------    ----------    ----------
                                                                   (IN THOUSANDS)
Investment securities:
Debt securities:
  U.S. government and agencies                  $1,087,219     $ 2,906        $(173)      $1,089,952
     Municipals                                      1,104          --           --            1,104
     Corporate                                         226          --           (2)             224
                                                ----------     -------        -----       ----------
  Total debt securities                          1,088,549       2,906         (175)       1,091,280
                                                ----------     -------        -----       ----------
  Equity securities:
     Preferred                                     168,100          --           --          168,100
     Common                                         17,533       5,265         (106)          22,692
                                                ----------     -------        -----       ----------
  Total equity securities                          185,633       5,265         (106)         190,792
                                                ----------     -------        -----       ----------
  Total investment securities                    1,274,182       8,171         (281)       1,282,072
                                                ----------     -------        -----       ----------
Mortgage-backed and mortgage related
  securities:
  FNMA pass through certificates                     5,294         124           (3)           5,415
  GNMA pass through certificates                    63,566       2,939          (32)          66,473
  FHLMC pass through certificates                   11,500         179          (68)          11,611
  Collateralized mortgage obligation bonds           1,090          21           --            1,111
                                                ----------     -------        -----       ----------
Total mortgage-backed and mortgage related
  securities                                        81,450       3,263         (103)          84,610
                                                ----------     -------        -----       ----------
Total securities available-for-sale             $1,355,632     $11,434        $(384)      $1,366,682
                                                ==========     =======        =====       ==========

                                                                    MARCH 31, 1997
                                                   -------------------------------------------------
                                                                 GROSS         GROSS       ESTIMATED
                                                   CARRYING    UNREALIZED    UNREALIZED      FAIR
                                                    VALUE        GAINS         LOSSES        VALUE
                                                   --------    ----------    ----------    ---------
                                                                    (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies                  $345,229      $  346       $  (431)     $345,144
     Municipals                                       1,104          --            --         1,104
     Corporate                                          363          --            (5)          358
                                                   --------      ------       -------      --------
  Total debt securities                             346,696         346          (436)      346,606
                                                   --------      ------       -------      --------
  Equity securities:
     Preferred                                          281          --            (1)          280
     Common                                          10,333         268            --        10,601
                                                   --------      ------       -------      --------
  Total equity securities                            10,614         268            (1)       10,881
                                                   --------      ------       -------      --------
Total investment securities                         357,310         614          (437)      357,487
                                                   --------      ------       -------      --------
Mortgage-backed and mortgage related securities:
  FNMA pass through certificates                      7,319          18          (162)        7,175
  GNMA pass through certificates                     79,684       1,433          (360)       80,757
  FHLMC pass through certificates                    18,780          90          (276)       18,594
  Collateralized mortgage obligation bonds           84,761          22          (330)       84,453
                                                   --------      ------       -------      --------
Total mortgage-backed mortgage related securities   190,544       1,563        (1,128)      190,979
                                                   --------      ------       -------      --------
Total securities available-for-sale                $547,854      $2,177       $(1,565)     $548,466
                                                   ========      ======       =======      ========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. SECURITIES AVAILABLE-FOR-SALE -- (CONTINUED)

     Sales of available-for-sale securities are summarized as follows:

                                           YEAR ENDED MARCH 31,
                                     --------------------------------
                                       1998        1997        1996
                                     --------    --------    --------
                                              (IN THOUSANDS)
Proceeds from sales                  $288,303    $648,416    $175,691
Gross gains                                42       1,042      12,681
Gross losses                                1       4,905          41

     The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                   MARCH 31, 1998
                                              ------------------------
                                               CARRYING        FAIR
                                                VALUE         VALUE
                                              ----------    ----------
                                                   (IN THOUSANDS)
One year or less                              $  975,869    $  978,188
One year through five years                      112,500       112,912
Five years through ten years                         180           180
                                              ----------    ----------
                                              $1,088,549    $1,091,280
                                              ==========    ==========

     The amortized cost and estimated fair value of mortgage-backed and mortgage-related securities by contractual maturity are as follows:

                                                     MARCH 31, 1998
                                                   -------------------
                                                   CARRYING     FAIR
                                                    VALUE       VALUE
                                                   --------    -------
                                                     (IN THOUSANDS)
One year or less                                   $ 19,710    $20,271
One year through five years                          30,341     31,481
Five years through ten years                         15,836     16,582
Over ten years                                       15,563     16,276
                                                   --------    -------
                                                   $ 81,450    $84,610
                                                   ========    =======

     On November 15, 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that Special Report, the Company chose to reclassify securities from held-to-maturity to available-for-sale. At the date of transfer (December, 1995) the amortized cost of those securities was $169.1 million and the net unrealized losses were $3.5 million.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. LOANS RECEIVABLE, NET

                                                           MARCH 31,
                                                  ----------------------------
                                                     1998              1997
                                                  ----------        ----------
Loans are summarized as follows:                         (IN THOUSANDS)
Mortgage Loans on Real Estate:
Single-family residential                         $  505,051        $  552,745
Multi-family                                       1,605,058         1,365,124
Commercial and other real estate                     178,463           158,336
                                                  ----------        ----------
Total principal balance -- mortgage loans          2,288,572         2,076,205
  Less net deferred fees                               9,403             9,645
                                                  ----------        ----------
Total mortgage loans on real estate                2,279,169         2,066,560
Other loans:
Cooperative apartment loans                          380,866           348,029
Student loans (guaranteed)                            43,946            45,262
Home equity lines and loans                           15,625            19,545
Commercial business loans                             31,550            25,249
Consumer loans                                        20,268            15,241
Passbook loans                                         8,833             9,710
Credit card loans                                      1,768             2,054
                                                  ----------        ----------
Total principal balance -- other loans               502,856           465,090
Less unearned discount and net deferred fees             138               130
                                                  ----------        ----------
Total other loans                                    502,718           464,960
Less allowance for loan losses                       (36,347)          (27,024)
                                                  ----------        ----------
Total loans, net                                  $2,745,540        $2,504,496
                                                  ==========        ==========

     At March 31, 1998, 1997 and 1996 the Company was servicing loans on behalf of others which are not included in the consolidated financial statements of $211.2 million, $314.6 million and $275.3 million respectively.

     At March 31, 1998, 1997, and 1996 included in mortgage loans on real estate are $10.4 million, $15.5 million, and $18.9 million, respectively, of nonaccrual loans. If interest on the nonaccrual loans had been accrued, such income would have approximated $.7 million, $1.6 million and $.7 million for the three years in the period ended March 31, 1998, respectively.

     At March 31, 1998, 1997, 1996, included in other loans are $.9 million, $1.4 million, and $1.5 million, respectively, of nonaccrual loans. If interest on the nonaccrual loans had been accrued, such income would have approximated $29,000, $117,800 and $78,800 for the three years in the period ended March 31, 1998, respectively.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the changes in the allowance for loan losses is as follows:

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Balance at beginning of period                          $27,024    $20,528    $11,849
Allowance from acquisition                                   --         --      6,910
Provision charged to operations                          10,011      7,960      3,679
Charge-offs, net of recoveries                             (688)    (1,464)    (1,910)
                                                        -------    -------    -------
Balance at end of period                                $36,347    $27,024    $20,528
                                                        =======    =======    =======

     The Company's loan portfolio is primarily comprised of secured loans made to individuals and small businesses located in the New York City Metropolitan area.

7. PREMISES, FURNITURE AND EQUIPMENT

     A summary of premises, furniture and equipment, net of accumulated depreciation and amortization is as follows:

                                                               MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Land                                                       $ 3,232    $ 3,303
Buildings and improvements                                  44,395     44,284
Leasehold improvements                                       4,281      3,591
Furniture and equipment                                      9,535      9,189
                                                           -------    -------
          Total premises, furniture and equipment          $61,443    $60,367
                                                           =======    =======

     Depreciation and amortization expense amounted to $6.9 million, $6.0 million and $3.5 million for the years ended March 31, 1998, 1997 and 1996, respectively.

8. OTHER ASSETS

     A summary of other assets is as follows:

                                                              MARCH 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
FHLB stock                                               $ 25,756    $ 25,752
Net deferred tax asset                                     36,774      17,830
Prepaid expenses                                            2,399       1,604
Other real estate                                             192         540
Accounts receivable                                        35,989     112,116
Other                                                      10,702      11,033
                                                         --------    --------
          Total other assets                             $111,812    $168,875
                                                         ========    ========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. DEPOSITS

     The amounts due to depositors and the weighted average interest rates at March 31, 1998 and March 31, 1997 are as follows:

                                                     MARCH 31,
                                   ----------------------------------------------
                                           1998                     1997
                                   ---------------------    ---------------------
                                    DEPOSIT      AVERAGE     DEPOSIT      AVERAGE
                                   LIABILITY      RATE      LIABILITY      RATE
                                   ----------    -------    ----------    -------
                                                   (IN THOUSANDS)
Savings                            $1,011,597     2.75%     $1,018,199     2.80%
Money Market                          214,182     2.96         218,230     3.00
NOW                                   344,500     2.46         268,681     2.49
Checking                              100,935       --          76,692       --
Time Deposits                       1,722,625     5.48       1,743,756     5.50
                                   ----------               ----------
     Total deposits                $3,393,839               $3,325,558
                                   ==========               ==========

     Scheduled maturities of time deposits are as follows:

                                                             MARCH 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                           (IN THOUSANDS)
One year                                              $1,359,877    $1,333,075
Two years                                                203,563       212,451
Three years                                               77,936       110,601
Four years                                                33,704        52,008
Thereafter                                                47,545        35,621
                                                      ----------    ----------
     Total time deposits                              $1,722,625    $1,743,756
                                                      ==========    ==========

     Time deposit accounts in denominations of $100,000 or more totaled approximately $192.4 million, $189.8 million and $180.1 million at March 31, 1998, March 31, 1997 and March 31, 1996, respectively.

10. BORROWINGS

     A summary of borrowings is as follows:

                                                         MARCH 31,
                                               ------------------------------
                                                 1998       1997       1996
                                               --------    -------    -------
                                                       (IN THOUSANDS)
Securities loaned                              $701,160    $    --    $    --
FHLB borrowings                                  14,300     14,550     56,045
Other                                             2,381      2,682      1,250
                                               --------    -------    -------
     Total borrowings                          $717,841    $17,232    $57,295
                                               ========    =======    =======

     The Company has for many years "lent" a portion of its securities, primarily U.S. Treasury Notes and Bills, generally to money center banks and national securities firms. The securities lent are collateralized generally by cash in an amount slightly in excess of the value of the securities lent. Effective January 1, 1998, the obligation to return the cash upon receipt of the lent securities is deemed a borrowing while the cash, which has been invested in cash equivalents, is reflected as an asset. As a result of the influx of proceeds upon completion of the conversion and subsequent investment in U.S. Treasury securities, the Company increased its activity in securities lending transactions pending deployment of such assets into loans and other earning

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assets. Prior to January 1, 1998 these transactions were not recorded in the statement of financial condition. The fees from these transactions were recorded in other non-interest income in the statement of operations.

     The $701.2 million of securities loaned at March 31, 1998 had a weighted average interest rate of 5.79%. The average balance of securities lending transactions from January 1, 1998 through March 31, 1998 was $743.0 million with an average cost of 5.34%. The maximum amount outstanding at any month end was $1.36 billion.

     Advances from the FHLB are made at fixed rates with remaining maturities between one and fifteen years, summarized as follows:

                                                                  MARCH 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Less than one year                                      $   700    $    --    $    --
After one year through five years                        11,550      8,350      5,185
After five years through seven years                      2,050      4,900     45,195
After seven years through fifteen years                      --      1,300      5,665
                                                        -------    -------    -------
     Total FHLB borrowings                              $14,300    $14,550    $56,045
                                                        =======    =======    =======

     Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 12).

     The average cost of borrowings for the years ended March 31, 1998, March 31, 1997 and March 31, 1996 was 6.0%, 7.6% and 6.2%, respectively.

11. BENEFIT PLANS

     The Company has a noncontributory defined benefit pension plan (the "Plan") covering substantially all of its full-time employees and certain part-time employees who qualify. The Company makes annual contributions to the Plan equal to the amount necessary to satisfy the funding requirements of ERISA.

     The Company also has a Supplemental Executive Retirement Plan (the "Supplemental Plan"). The Supplemental Plan is a nonqualified, unfunded plan of deferred compensation covering those senior officers of the Company whose benefits under the Plan would be limited by Internal Revenue Code Sections 415 and 401(a)(17).

     The following table sets forth the Plan's change in benefit obligation:

                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Benefit obligation at beginning of year                       $25,577    $22,312
Service cost                                                    1,097        924
Interest cost                                                   1,986      1,818
Acquisition                                                        --      3,232
Actuarial loss/(gain)                                           3,504     (1,796)
Benefits paid                                                    (990)      (913)
                                                              -------    -------
Benefit obligation at end of year                             $31,174    $25,577
                                                              =======    =======

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the Plan's change in Plan Assets:

                                                                   MARCH 31,
                                                              --------------------
                                                               1998         1997
                                                              -------      -------
                                                                 (IN THOUSANDS)
Fair value of Plan assets at beginning of year                $24,547      $21,283
Actual return on Plan assets                                    4,745        2,529
Acquisition                                                        --        1,581
Employer contribution                                              --           63
Benefits paid                                                    (987)        (909)
                                                              -------      -------
Fair value of Plan assets at end of year                      $28,305      $24,547
                                                              =======      =======
Funded status                                                 $(2,869)     $(1,030)
Unrecognized net asset                                         (1,621)      (1,823)
Unrecognized prior service cost                                   557          581
Unrecognized actuarial gain                                      (337)      (1,230)
                                                              -------      -------
Accrued pension cost at December 31, 1997 and 1996             (4,270)      (3,502)
Net adjustment                                                   (309)        (134)
                                                              -------      -------
Accrued pension cost                                          $(4,579)     $(3,636)
                                                              =======      =======

     Net pension expense included the following components:

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Service cost-benefits earned during the period          $ 1,097    $   924    $   759
Interest cost on projected benefit obligation             1,986      1,818      1,483
Expected return on Plan assets                           (2,167)    (2,075)    (1,510)
Amortization of net asset                                  (202)      (209)      (221)
Amortization of prior service cost                           24         24         97
Recognized net actual loss                                   33         58         67
Settlement gain                                              --       (344)        --
                                                        -------    -------    -------
Net pension expense for the years ended December 31,
  1997, 1996 and 1995                                       771        196        675
Net adjustment                                              172        (63)      (117)
                                                        -------    -------    -------
Net pension expense                                     $   943    $   133    $   558
                                                        =======    =======    =======

     At December 31, 1997 and 1996, the projected benefit obligation for the Plans was determined using an assumed discount rate of 7.0% and 7.50%, respectively, and an assumed rate of compensation increase of 4% for the Plan and 7% for the Supplemental Plan. At December 31, 1997 and 1996, the weighted average assumed rate of return on plan assets was 9%. Plan assets consist mainly of investments in U.S. government and agency obligations, mortgage-backed securities and common stocks.

     The Company also sponsors an incentive savings plan ("401(k) Plan") whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of employee compensation, or $3,000. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year. Contributions to the 401(k) Plan by the

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company aggregated approximately $577,000, $508,400 and $459,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

     Effective April 1, 1995, the Company adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions." In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods.

     Status of the postretirement benefit obligation is as follows:

                                                                    MARCH 31,
                                                              ---------------------
                                                                1998         1997
                                                              --------      -------
                                                                 (IN THOUSANDS)
Benefit obligation at beginning of year                       $  8,843      $11,396
Service cost                                                       322          457
Interest cost                                                      690          850
Amendments                                                          --       (3,475)
Acquisition                                                         --          955
Actuarial loss/(gain)                                            1,303         (920)
Benefits paid                                                     (500)        (420)
                                                              --------      -------
Benefit obligation at end of year                             $ 10,658      $ 8,843
                                                              ========      =======

Funded status                                                 $(10,658)     $(8,843)
Unrecognized transition obligation being recognized over 20
  years                                                          4,549        4,817
Unrecognized net loss due to past experience difference from
  assumption made                                                2,611        1,409
Unrecognized prior service cost                                     21           30
                                                              --------      -------
Accrued postretirement benefit cost at December 31, 1997 and
  1996                                                          (3,477)      (2,587)
Net adjustment                                                    (393)        (393)
                                                              --------      -------
Accrued postretirement benefit cost                           $ (3,870)     $(2,980)
                                                              ========      =======

                                                                   YEAR ENDED MARCH 31
                                                              ------------------------------
                                                               1998        1997        1996
                                                              ------      ------      ------
                                                                      (IN THOUSANDS)
Components of postretirement benefit cost:
  Service cost-benefits earned during the period              $  322      $  457      $  295
  Interest cost on accumulated postretirement benefit
     obligation                                                  690         850         681
  Amortization of net obligation                                 267         410         409
  Amortization of prior service cost                              10         147          --
  Recognized net actuarial loss                                  102         127          --
                                                              ------      ------      ------
Postretirement benefit expense-years ended December 31, 1997
  and 1996                                                     1,391       1,991       1,385
Net adjustment                                                    --         152         348
                                                              ------      ------      ------
Net postretirement benefit expense                            $1,391      $2,143      $1,733
                                                              ======      ======      ======

     The assumptions used in arriving at the above include the initial rate of increase in health care costs of 9% decreasing gradually to 6% by the year 2001. At December 31, 1997 and 1996, discount rates of 7.0% and 7.5%, respectively, were used.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in each year would increase the accumulated postretirement benefit obligation as of December 31,

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1997 by $1.4 million and the aggregate of the service and interest cost components of the net periodic postretirement benefits expense for the year then ended by $151,300.

EMPLOYEE STOCK OWNERSHIP PLAN

     To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. The collateral for the loan is the common stock of the Company purchased by the ESOP. At March 31, 1998, the loan from the Company had an outstanding balance of $96.7 million.

     Shares held by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the current and all remaining scheduled future principal and interest payments. Shares allocated will first be used for the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the participants based upon compensation, as described in the 401 (k) Plan, in the year of allocation. The vesting schedule will be the same as the Bank's current 401(k) plan. Forfeitures from the 401(k) match portions will be used to reduce the employer 401(k) match expense while forfeitures from shares allocated to the participants will be allocated among the participants. For the year ended March 31, 1998 70,411 shares were committed to be released and 5,562,459 shares remain unallocated. No shares had been specifically allocated as of March 31, 1998. The fair value of unearned ESOP shares was $99.4 million at March 31, 1998.

     In accordance with SOP 93-6, the Company recorded compensation expense of $1.3 million for the year ended March 31, 1998 which was equal to the shares committed to be released by the ESOP multiplied by the average estimated fair value of the common stock during the year. The average quoted price of a share of the Company's common stock was $17.79 for the year ended March 31, 1998.

12. COMMITMENTS AND CONTINGENCIES

     At March 31, 1998 and March 31, 1997, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans on real estate aggregating $138.6 million and $96.9 million, respectively, and other loans aggregating $18.0 million and $33.2 million, respectively. Substantially all of these loans were fixed and adjustable rate residential loans and fixed rate commercial loans that are expected to close during the next twelve months. The difference between the estimated fair value and the estimated book value of commitments and unused lines of credit is not significant.

     The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

                                                     AMOUNT
                                                 --------------
                                                 (IN THOUSANDS)
Year ended March 31:
       1999                                          $1,415
       2000                                           1,386
       2001                                           1,382
       2002                                           1,311
       2003 and thereafter                            8,652

     The rent expense for the years ended March 31, 1998, 1997 and 1996 was $1.4 million, $1.1 million and $1.0 million, respectively.

     The Bank is a member of the FHLB, and owns FHLB stock with a carrying value of $25,756,300 and $25,752,100 at March 31, 1998 and March 31, 1997,
respectively. As a member, the Bank is able to borrow on

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from six months to fifteen years (see Note 10). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.

     In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position of the Bank will not be affected materially by the outcome of such legal proceedings and claims.

13. INCOME TAXES

     The components of deferred tax assets and liabilities are summarized as follows:

                                                                       MARCH 31,
                                                                  --------------------
                                                                   1998         1997
                                                                  -------      -------
                                                                     (IN THOUSANDS)
Deferred tax assets:
  Contribution to Foundation(1)                                   $17,677      $    --
  Allowance for loan losses                                        18,879       11,271
  Deferred loan fees                                                6,007        5,311
  Amortization of intangible assets                                 5,371        3,088
  Nonaccrual interest                                                 924        1,330
  Employee benefits                                                 4,542        3,367
  Other                                                               356          792
                                                                  -------      -------
Gross deferred tax asset                                           53,756       25,159
                                                                  -------      -------
Less Valuation allowance                                               --           --
                                                                  -------      -------
Deferred tax assets                                                53,756       25,159
                                                                  -------      -------
Deferred tax liabilities:
  Securities available-for-sale                                     5,203          244
  Bad Debt Recapture Under Section 593                              1,850        1,930
  Acquisition premium on mortgage-backed and
     mortgage-related securities                                    1,689        1,017
  Acquisition premium on mortgages                                  3,407        3,414
  Depreciation                                                        795          698
  Other                                                             4,038           26
                                                                  -------      -------
Gross deferred tax liabilities                                     16,982        7,329
                                                                  -------      -------
Net deferred tax asset                                            $36,774      $17,830
                                                                  =======      =======

(1) The contribution to the Foundation resulted in a utilization of approximately $2 million of deferred tax asset during fiscal 1998.

     The Company has reported taxable income for Federal, State and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings trend, such net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at March 31, 1998 and March 31, 1997.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the (benefit) provision for income taxes attributable to continuing operations are as follows:

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current
  Federal                                       $18,462    $14,832    $22,645
  State and local                                 1,957      3,037      9,553
                                                -------    -------    -------
                                                 20,419     17,869     32,198
                                                -------    -------    -------
Deferred:
  Federal                                       (21,365)    (4,873)      (518)
  State and local                                (2,536)    (2,264)      (898)
                                                -------    -------    -------
                                                (23,901)    (7,137)    (1,416)
                                                -------    -------    -------
Total                                           $(3,482)   $10,732    $30,782
                                                =======    =======    =======

     The table below presents a reconciliation between the reported tax (benefit) provision and the tax (benefit) provision computed by applying the statutory Federal income tax rate to (loss) income before (benefit) provision for income taxes:

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Federal income tax (benefit) provision at
  statutory rates                               $(4,703)   $ 9,769    $23,364
(Reduction) increase in tax resulting from:
  State and Local taxes, net of federal income
     tax effect                                    (376)       502      5,626
  Other                                           1,597        461      1,792
                                                -------    -------    -------
                                                $(3,482)   $10,732    $30,782
                                                =======    =======    =======

     The Company files a consolidated Federal income tax return on a calendar year basis. For Federal income tax purposes, prior to 1996, if certain definitional tests and other conditions were met, the Company was allowed a special bad debt deduction in determining its taxable income. The deduction was based on either specified experience formulas or a percentage of taxable income. Federal tax legislation enacted during 1996 repealed the special bad debt deduction provisions. As a result, a large thrift institution such as the Company is required to use the specific charge-off method in computing its federal bad debt deduction for tax years beginning after December 31, 1995. However, New York State enacted legislation which, among other things, would permit a large thrift institution such as the Company to continue to use the bad debt reserve method for both New York State and New York City tax purposes.

     The 1996 Federal tax legislation also provided that a large thrift institution such as the Company is required to recapture the excess of its tax bad debt reserves at December 31, 1995 over the balance of such reserves as of December 31, 1987 (the "base year"), whether the additions were made under the percentage of taxable income method or the experience method. The Company is required to recapture its excess bad debt reserves, for which deferred taxes have been recognized, over a six year period on a straight line basis beginning in 1998. The base year reserve will remain subject to recapture in the case of certain excess distributions to and redemptions of shareholders or if the subsidiary ceases to be a bank. The New York State

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

legislation provides that the recapture of excess bad debt reserves is not required for either New York State or New York City tax purposes.

     At March 31, 1998 the base year bad debt reserve for federal income tax purposes was approximately $30 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of March 31, 1998 for which deferred taxes are not required to be recognized, amounted to approximately $89.8 million. Accordingly, deferred tax liabilities of approximately $21 million have not been recognized as of March 31, 1998.

14. REGULATORY REQUIREMENT

     As New York-chartered stock form savings bank, the deposits of which are insured by the FDIC, the Bank is subject to certain FDIC capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Based on its regulatory capital ratios at March 31, 1998 and March 31, 1997, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the table.

     The Bank's actual capital amounts and ratios are presented in the tables below as of March 31, 1998 and March 31, 1997:

                                                                                            TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY     FDIC GUIDELINES AT
                                      ACTUALS AS OF 3/31/98     PURPOSES AT 3/31/98          3/31/98
                                      ---------------------    ---------------------    ------------------
                                        AMOUNT       RATIO       AMOUNT       RATIO      AMOUNT      RATIO
                                      ----------    -------    ----------    -------    ---------    -----
Tier 1 Leverage                        $622,827      11.16%     $223,139       4.0%     $278,924      5.0%
Tier 1 Risk-Based                       622,827      22.25%      111,991       4.0%      167,987      6.0%
Total Risk-Based                        657,841      23.50%      223,982       8.0%      279,978     10.0%

                                                                                            TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY     FDIC GUIDELINES AT
                                      ACTUALS AS OF 3/31/97     PURPOSES AT 3/31/97          3/31/97
                                      ---------------------    ---------------------    ------------------
                                        AMOUNT       RATIO       AMOUNT       RATIO      AMOUNT      RATIO
                                      ----------    -------    ----------    -------    ---------    -----
Tier 1 Leverage                        $247,520       6.83%     $145,064       4.0%     $181,330      5.0%
Tier 1 Risk-Based                       247,520      10.05%       98,525       4.0%      147,788      6.0%
Total Risk-Based                        274,544      11.15%      197,050       8.0%      246,313     10.0%

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 requirements exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The book values and estimated fair values of the Company's financial instruments are summarized as follows:

                                             MARCH 31, 1998                  MARCH 31, 1997
                                        ------------------------        ------------------------
                                           BOOK          FAIR              BOOK          FAIR
                                          VALUE         VALUE             VALUE         VALUE
                                        ----------    ----------        ----------    ----------
                                                             (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and due from banks                 $  747,868    $  747,868        $  310,429    $  310,429
Commercial paper                            37,676        37,676            39,866        39,866
Federal funds sold                          71,707        71,707            24,341        24,341
Securities available-for-sale            1,366,682     1,366,682           548,466       548,466
Mortgage loans on real estate            2,288,572     2,284,688         2,076,205     2,025,243
Consumer and commercial business loans     502,856       502,224           465,090       466,757
Accrued interest receivable                 24,395        24,395            17,384        17,384
FHLB stock                                  25,756        25,756            25,752        25,752

FINANCIAL LIABILITIES:
Deposits and escrow                      1,717,082     1,717,082         1,622,836     1,622,836
Time deposit accounts                    1,722,625     1,732,361         1,743,756     1,748,692
Borrowings                                 717,841       718,472            17,232        15,487

     The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

     The carrying values of cash and due from banks, commercial paper, Federal funds sold, accrued interest receivable and deposits and escrow all approximate their fair values primarily due to their liquidity and short-term nature.

     Securities available-for-sale: The estimated fair values are based on quoted market prices.

     Mortgage loans or real estate: The Company's mortgage loans on real estate were segregated into two categories, residential loans and commercial/multi-family loans. These were stratified further based upon historical delinquency and loan to value ratios. The fair value for each loan was then calculated by discounting the projected mortgage cash flow to a yield target equal to a spread, which is commensurate with the loan quality and type, over the U.S. Treasury curve at the average life of the cash flow.

     Consumer and commercial business loans: The co-op loan portfolio was priced using the same methodology as the mortgage loans on real estate. The fair value of the remaining other loan category has been estimated to approximate its carrying value. This is based on the short-term duration of these loans and the fact that the majority of these loans reprice frequently.

     FHLB stock: Carrying amount approximates fair value since it is redeemable at cost, with the issuer only.

     Time deposit accounts: The estimated fair value for time deposits is based on a discounted cash flow calculation that applies interest rates currently being offered by the Company to its current deposit portfolio.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Borrowings: The estimated fair value of FHLB borrowings is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLB for advances of similar remaining maturities. The estimated fair value of borrowings as a result of securities lending transactions, which are short term durations, were assumed to approximate their carrying value.

16. ASSET AND DIVIDEND RESTRICTIONS

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The required reserve balance was $1.3 million and $1.5 million at March 31, 1998 and March 31, 1997, respectively.

     Limitations exist on the availability of the Bank's undistributed earnings for the payment of dividends to the Holding Company without prior approval of the Bank's regulatory authorities.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                               YEAR ENDED MARCH 31, 1998
                                                --------------------------------------------------------
                                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                -----------    -----------    -----------    -----------
Interest income                                   $66,591        $69,011        $67,208       $ 90,233
Interest expense                                   35,680         36,754         36,270         52,239
                                                  -------        -------        -------       --------
Net interest income                                30,911         32,257         30,938         37,994
Provision for loan losses                           2,230          3,123          2,327          2,331
                                                  -------        -------        -------       --------
Net interest income after provision for loan
  losses                                           28,681         29,134         28,611         35,663
Non-interest income                                 2,183          2,243          2,670          3,252
                                                  -------        -------        -------       --------
Total income                                       30,864         31,377         31,281         38,915
                                                  -------        -------        -------       --------
General and administrative expense                 20,838         21,540         21,128         25,947
Contribution to Independence Community
  Foundation                                           --             --             --         56,422
                                                  -------        -------        -------       --------
Income (loss) before provision (benefit) for
  income taxes                                     10,026          9,837         10,153        (43,454)
Provision (benefit) for income taxes                2,956          3,344          2,708        (12,490)
                                                  -------        -------        -------       --------
Net income (loss)                                 $ 7,070        $ 6,493        $ 7,445       $(30,964)
                                                  =======        =======        =======       ========
Basic earnings (loss) per common share since
  conversion                                          N/A            N/A            N/A          (0.52)
                                                  =======        =======        =======       ========
Diluted earnings (loss) per common share since
  conversion                                          N/A            N/A            N/A          (0.52)
                                                  =======        =======        =======       ========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               YEAR ENDED MARCH 31, 1997
                                                --------------------------------------------------------
                                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                -----------    -----------    -----------    -----------
Interest income                                   $65,635        $64,577        $65,340        $59,751
Interest expense                                   35,351         35,216         35,010         34,610
                                                  -------        -------        -------        -------
Net interest income                                30,284         29,361         30,330         25,141
Provision for loan losses                             930            946            909          5,175
                                                  -------        -------        -------        -------
Net interest income after provision for loan
  losses                                           29,354         28,415         29,421         19,966
Non-interest income                                 2,312           (150)         3,033         (2,286)
                                                  -------        -------        -------        -------
Total income                                       31,666         28,265         32,454         17,680
                                                  -------        -------        -------        -------
General and administrative expense                 17,729         16,706         18,418         20,747
SAIF assessment                                        --         10,000         (1,447)            --
                                                  -------        -------        -------        -------
Income (loss) before provision (benefit) for
  income taxes                                     13,937          1,559         15,483        ( 3,067)
Provision for income taxes                          5,507          1,571          3,111            543
                                                  -------        -------        -------        -------
Net income (loss)                                 $ 8,430        $   (12)       $12,372        $(3,610)
                                                  =======        =======        =======        =======
Basic earnings (loss) per common share                N/A            N/A            N/A            N/A
                                                  =======        =======        =======        =======
Diluted earnings (loss) per common share              N/A            N/A            N/A            N/A
                                                  =======        =======        =======        =======

18. PARENT COMPANY DISCLOSURE

     The following Condensed Statement of Financial Condition, as of March 31, 1998 and Condensed Statement of Operations and Cash Flows for the period March 13, 1998 through March 31, 1998, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                              MARCH 31, 1998
                                                              --------------
                                                              (IN THOUSANDS)
ASSETS:
  Deposits with the Bank                                         $236,805
  Investment in subsidiaries                                      684,816
  Deferred tax asset(1)                                            17,677
  Accounts receivable                                              12,268
                                                                 --------
          Total assets                                           $951,566
                                                                 ========
LIABILITIES:
  Accounts payable                                               $  2,442
                                                                 --------
          Total liabilities                                         2,442
Stockholders' equity:                                             949,124
                                                                 --------
Total liabilities and stockholders' Equity                       $951,566
                                                                 ========

---------------
(1) The contribution to the Foundation resulted in a utilization of approximately $2 million of deferred tax asset during fiscal 1998.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONDENSED STATEMENT OF OPERATIONS

                                                              MARCH 31, 1998
                                                              --------------
                                                              (IN THOUSANDS)
Interest income                                                  $     --
                                                                 --------
Expenses:
  Contribution to Independence Community Foundation                56,422
  Shareholder expense                                                 200
                                                                 --------
                                                                   56,622
                                                                 --------
Loss before income taxes and undistributed earnings of
  subsidiaries                                                    (56,622)
Benefit for income taxes, net                                     (19,581)
                                                                 --------
Loss before undistributed earnings of subsidiaries                (37,041)
Equity in undistributed earnings of subsidiaries                     (417)
                                                                 --------
          Net loss                                               $(37,458)
                                                                 ========

CONDENSED STATEMENT OF CASH FLOWS

                                                              MARCH 31, 1998
                                                              --------------
                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net loss                                                       $(37,458)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Contribution of stock to Independence Community
      Foundation                                                   56,272
     (Increase) in deferred income taxes                          (17,677)
     (Increase) in other assets                                   (12,268)
     Increase in other liabilities                                  2,442
     Undistributed earnings of subsidiary bank                        417
                                                                 --------
       Net cash used by operating activities                       (8,272)
Cash flows from investing activities:
  (Increase) in investment in subsidiaries                       (343,052)
                                                                 --------
       Net cash used in investing activities                     (343,052)
Cash flows from financing activities:
  Net proceeds from issuance of common stock in initial
     public offering                                              685,748
  Loan made to ICBC Employee Stock Ownership Plan                 (98,872)
  ESOP shares committed to be released                              1,253
                                                                 --------
       Net cash provided by financing activities                  588,129
                                                                 --------
       Net increase in cash                                       236,805
       Cash at beginning of year                                       --
                                                                 --------
       Cash at end of year                                       $236,805
                                                                 ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following table presents information concerning the directors of the Company.

DIRECTOR
NAME                  AGE(1)      PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS       SINCE(2)
--------              ------    ----------------------------------------------------    --------
Willard N. Archie       54      Director, certified public accountant and Chief           1994
                                Executive Officer and Managing Partner of Mitchell &
                                Titus, LLP, an accounting and management consulting
                                firm in New York City.
Robert B. Catell        61      Director, President and Chief Operating Officer of        1984
                                Market Span Corporation since May, 1998, Chairman,
                                President and Chief Executive Officer of Keyspan
                                Energy Corporation since October, 1997, Chairman and
                                Chief Executive Officer of Brooklyn Union, Brooklyn,
                                New York; Director of the Houston Exploration
                                Company and Taylor Gas.
Rohit M. Desai          59      Director, Chairman and President of Desai Capital         1992
                                Management; Director of the Rouse Company, Sunglass
                                Hut, Finlay Fine Jewelry, Eye Care Centers of
                                America, Penn National Insurance, American Horizons
                                Holdings and Telecorp PCS.
Chaim Y. Edelstein      55      Director, self-employed retail consultant since           1991
                                1995; Consultant to Federated Department Stores from
                                March 1994 until April 1995; Chairman and Chief
                                Executive Officer of A&S/Jordan Marsh, Brooklyn, New
                                York from 1992 until February 1994; Director of Hill
                                Stores, Inc.
Donald H. Elliott       65      Director, member of the law firm of Hollyer Brady         1973
                                Smith Troxell Rocket Hines & More LLP since
                                September 1995; previously partner with Mudge Rose
                                Guthrie Alexander & Ferdon LLP; Director of the
                                Brooklyn Union Gas Company.
Robert W. Gelfman       66      Director, Partner with the law firm of Battle Fowler      1988
                                LLP, New York, New York.
Charles J. Hamm         59      Chairman of the Board, President and Chief Executive      1975
                                Officer; President of the Bank Since 1985, Chief
                                Executive Officer of the Bank since 1986.
Scott M. Hand           56      Director, President and Director of Inco Limited, a       1987
                                mining company headquartered in Ontario, Canada.
                                Director of P.T. International Nickel Indonesia
Donald E. Kolowsky      65      Director, retired.                                        1989
Janine Luke             59      Director, Director of Windrove Service Corporation,       1976
                                an investment advisory firm in New York City since
                                1996; previously President of Breecom Corp., an
                                investment advisory firm.
Malcolm MacKay          57      Director, Managing Director of Russell Reynolds           1977
                                Associates, Inc., an executive placement firm in New
                                York City. Director of Empire Fidelity Life
                                Insurance Company, Inc., a subsidiary of Fidelity
                                Investment Co.

DIRECTOR
NAME                  AGE(1)      PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS       SINCE(2)
--------              ------    ----------------------------------------------------    --------
Joseph S. Morgano       66      Director, Executive Vice President and Mortgage           1996
                                Officer; served in various capacities in the
                                mortgage area since joining the Bank in 1972.
Wesley D. Ratcliff      55      Director, President and Chief Executive Officer of        1994
                                Advanced Technological Solutions, Inc., an
                                electronics service provider located in Brooklyn,
                                New York since October 1993; previously served as
                                plant manager of IBM Corporation.

---------------
(1) As of June 1, 1998.

(2) Includes service as Director of the Bank

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     Set forth below is information with respect to the principal occupations during the last five years for the five executive officers of the Company and the Bank who do not serve as directors of the Company.

     Terence J. Mitchell. Age 46 years. Mr. Mitchell has been Executive Vice President-Director of Marketing and Retail Banking of the Bank since February 1995. Previously, Mr. Mitchell served as a Senior Vice President for Marketing and Retail Banking.

     John B. Zurell. Age 56 years. Mr. Zurell, a certified public accountant, served as Executive Vice President-Financial Systems and Director of Commercial and Consumer Lending from February 1994 until July 1997. In July 1997, he was appointed Chief Financial Officer. Prior to February 1994, he served as a Senior Vice President of the Bank.

     Thomas J. Brady. Age 64 years. Mr. Brady has been Senior Vice President of the Bank since March 1993 and Treasurer of the Bank since September 1991. Previously, Mr. Brady served in various positions since joining the Bank in 1971.

     John K. Schnock. Age 54 years. Mr. Schnock has been Senior Vice President, Secretary and Counsel of the Bank since February 1996. Previously, Mr. Schnock served as a Vice President and then First Vice President since joining the Bank's Secretary and Counsel department in June 1992. Prior thereto, Mr. Schnock was an attorney with the law firm of Bleakley Platt Remsen Millham & Curran, New York, New York, from April 1990 to June 1992.

     Frank S. Muzio. Age 45 years. Mr. Muzio, a certified public accountant, has been Senior Vice President and Controller since April 1998. Previously, Mr. Muzio served as Senior Vice President, Planning and Analysis of Dime Bancorp, Inc. since its merger with Anchor Bancorp., Inc., in January, 1995. Prior to the merger he served as Senior Vice President and Controller of Anchor Bancorp, Inc., and other senior financial positions since joining the Company in 1986.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the NASDAQ Stock Market. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company knows of no person who owns 10% or more of the Company's Common Stock.

     Based solely on review of the copies of such forms furnished to the company, or written representations from its officers and directors, the Company believes that with respect to the year ended March 31, 1998, the Company's officers and directors satisfied the reporting requirements promulgated under
Section 16(a) of the 1934 Act except that one report, covering one transaction, and another report, covering two transactions, were filed late by Messrs. Edelstein and Brady, respectively.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of certain information concerning the compensation paid by the Bank (including amounts deferred to future periods by the officers) for services rendered in all capacities during the two fiscal years ended March 31, 1998 and 1997 to the President and Chief Executive Officer of the Bank and the four other most highly compensated officers of the Bank. Said officers, who serve as executive officers of the Company, do not receive any separate compensation from the Company.

                                  ANNUAL COMPENSATION                                LONG TERM COMPENSATION
                             -----------------------------                     ----------------------------------
                                                                                       AWARDS            PAYOUTS
                                                                               -----------------------   --------
                                                                  OTHER                     SECURITIES
         NAME AND            FISCAL                              ANNUAL        RESTRICTED   UNDERLYING    ELTIP      ALL OTHER
    PRINCIPAL POSITION        YEAR    SALARY(1)    BONUS     COMPENSATION(2)     STOCK       OPTIONS     PAYOUTS    COMPENSATION
    ------------------       ------   ---------   --------   ---------------   ----------   ----------   --------   ------------
Charles J. Hamm               1998    $517,316    $103,000         --             --           --        $     --      $3,000(4)
  Chairman, President         1997     488,463     139,195         --             --           --         145,070(3)     4,700(5)
  and Chief Executive
  Officer

Joseph S. Morgano             1998     250,999      50,000         --             --           --              --       3,000(4)
  Executive Vice              1997     238,500      66,278         --             --           --          42,946(3)     4,700(5)
  President and Mortgage
  Officer

Terence J. Mitchell           1998     166,923      33,000         --             --           --              --       3,257(4)
  Executive Vice              1997     152,327      38,214         --             --           --          23,242(3)     5,117(5)
  President-Director of
  Marketing and Retail
  Banking

John B. Zurell                1998     195,154      29,100         --             --           --              --       3,000(4)
  Executive Vice              1997     193,646      46,746         --             --           --          33,656(3)     4,868(5)
  President and Chief
  Financial Officer

Thomas J. Brady               1998     118,846      23,500         --             --           --              --       2,957(4)
  Senior Vice President       1997     111,308      30,010         --             --           --          19,159(3)     4,841(5)
  and Treasurer

---------------
(1) Does not include amounts deferred by an officer in prior years and received by such officer in the current fiscal year.

(2) Does not include amounts attributable to miscellaneous benefits received by the named executive officer. In the opinion of management of the Bank, the costs to the Bank of providing such benefits to the named executive officer during the year ended March 31, 1998 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(3) Amount reflects one-third of an award received in April 1997 pursuant to the Bank's Executive Long-Term Incentive Plan ("ELTIP"), which plan was established in 1994 and provided for awards based upon the attainment of certain pre-established performance goals and criteria during the period from January 1, 1994 through December 31, 1996. In April 1997 the Board of Directors determined to exclude the effect of the one-time special SAIF assessment for the purposes of the ELTIP.

(4) Consists of contributions to the Bank's 401(k) profit sharing plan.

(5) Consists of contributions to the Bank's 401(k) profit sharing plan, the receipt of $1,000 face amount of 8% junior preferred stock of the REIT and reimbursement of certain tax payments made by the named executive officers.

CHANGE IN CONTROL AGREEMENTS

     The Company and the Bank collectively (the "Employers") intends to enter into Change in Control Agreements with Messrs. Hamm, Morgano, Mitchell, Zurell, Brady and Schnock (the "Executives"). The Change in Control Agreements have terms of three years, which term shall be extended each year for a successive additional one-year period upon approval by the Board of Directors unless either the Board of Directors or Executive elects, not less than 30 days prior to the annual anniversary date, not to extend the term.

     The Change in Control Agreements provide that if certain adverse actions are taken with respect to the Executive's employment following a change in control, as defined, of the Company or the Bank, the Executive will be entitled to a cash severance amount equal to three times the Executive's annual compensation. In addition, the Executive will be entitled to a continuation of benefits similar to those he is receiving at the time of such termination for the remaining term of the agreement or until he obtains full-time employment with another employer.

     A change in control is generally defined in the Change in Control Agreements to include any change in control of the Company or the Bank required to be reported under the federal securities laws, as well as (i) the acquisition by any person of 20% or more of the Company's outstanding voting securities and
(ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period.

     Each Change in Control Agreement with the Employers provides that if the payments and benefits to be provided thereunder or otherwise upon termination of employment are deemed to constitute a "parachute payment" within the meaning of
Section 280G of the Code, then the Executive would be reimbursed for any excise tax liability pursuant to Sections 280G and 4999 of the Code and for any additional income taxes imposed as a result of such reimbursement. Because the amount of the payments and benefits that could constitute a parachute payment is dependent upon the timing, price and structure of any change in control that may occur in the future, it is not possible at this time to quantify the severance benefits payable to an Executive under the employment agreements.

     The Bank intends to enter into change in control agreements ("Bank Change in Control Agreements") with Senior Vice Presidents, First Vice Presidents and Vice Presidents(the "Officers") which are substantially similar to the Change in Control Agreements except that such agreements will have terms of one, two or three years, provide for severance benefits equal to one or two times the Officer's annual compensation (depending on the terms of the specific agreement) and limit the amount of severance payable to that amount which will not result in any portion of such payment being deemed an excess parachute payment under
Section 280G of the Code (the "280G Limitation"). The Company will also enter into change in control agreements with certain other officers of the Company ("Company Change in Control Agreements") which are substantially similar to the Bank Change in Control Agreements but which are for three year terms and provide severance benefits equal to three times the officers' annual compensation, subject to the 280G Limitation.

     Although the above-described Change in Control Agreements, the Company Change in Control Agreement and the Bank Change in Control Agreements could increase the cost of any acquisition of control of the Company, management of the Company does not believe that the terms thereof would have a significant anti-takeover effect.

BENEFITS

     RETIREMENT PLAN. The Company maintains a non-contributory, tax-qualified defined benefit pension plan (the "Retirement Plan") for eligible employees. All salaried employees at least age 21 who have completed at least one year of service are eligible to participate in the Retirement Plan. The Retirement Plan provides for a benefit for each participant, including executive officers named in the Executive Compensation Table above, equal to 2% of the participant's final average compensation (average W-2 compensation during the highest 60 months of employment) multiplied by the participant's years (and any fraction thereof) of eligible employment (up to a maximum of 30 years).A participant is fully vested in his or her benefit under the Retirement Plan after five years of service. The Retirement Plan is funded by the Bank on a actuarial basis and all assets are held in trust by the Retirement Plan trustee.

     The following table illustrates the annual benefit payable upon normal retirement at age 65 (in single life annuity amounts with no offset for Social Security benefits) at various levels of compensation and years of service under the Retirement Plan and the Supplemental Executive Retirement Plan ("SERP") maintained by the Bank.

                                  YEARS OF SERVICE(1)(2)
                     ------------------------------------------------
REMUNERATION(3)(4)      15        20        25        30        35
------------------   --------  --------  --------  --------  --------
  $125,000           $ 37,500  $ 50,000  $ 62,500  $ 75,000  $ 75,000
   150,000             45,000    60,000    75,000    90,000    90,000
   175,000             52,500    70,000    87,500   105,000   105,000
   200,000             60,000    80,000   100,000   120,000   120,000
   225,000             67,500    90,000   112,500   135,000   135,000
   250,000             75,000   100,000   125,000   150,000   150,000
   300,000             90,000   120,000   150,000   180,000   180,000
   400,000            120,000   160,000   200,000   240,000   240,000
   450,000            135,000   180,000   225,000   270,000   270,000
   500,000            150,000   200,000   250,000   300,000   300,000
   600,000            180,000   240,000   300,000   360,000   360,000

---------------
(1) The annual retirement benefits shown in the table do not reflect a deduction for Social Security benefits and there are no other offsets to benefits.

(2) The maximum years of service credited for benefit purposes is 30 years.

(3) For the fiscal year of the Retirement Plan beginning on January 1, 1997, the average final compensation for computing benefits under the Retirement Plan cannot exceed $160,000 (as adjusted for subsequent years pursuant to Code provisions).Benefits in excess of the limitation are provided through SERP.

(4) For the fiscal year of the Retirement Plan beginning on January 1, 1997, the maximum annual benefit payable under the Retirement Plan cannot exceed $125,000 (as adjusted for subsequent years pursuant to Code provisions).

     The following table sets forth the years of credited service and the average annual earnings (as defined above) determined as of March 31, 1998, for each of the individuals named in the Executive Compensation Table.

                                                      YEARS OF
                                                      CREDITED    AVERAGE ANNUAL
                                                      SERVICE        EARNINGS
                                                      --------    --------------
Charles J. Hamm                                       13 years          $615,882
Joseph S. Morgano                                     25 years           290,424
Terence J. Mitchell                                   23 years           170,990
John B. Zurell                                        25 years           218,149
Thomas J. Brady                                       27 years           133,683

     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Bank has adopted the SERP to provide for eligible employees benefits that would be due under its Retirement Plan if such benefits were not limited under the Code. SERP benefits provided with respect to the Retirement Plan are reflected in the pension table. The Board of Directors of the Bank intends to adopt an amendment to the SERP to provide eligible employees with benefits that would be due under the ESOP if such benefits were not limited under the Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Organization Committee of the Board of Directors of the Company and the Bank determines the salaries and bonuses of the Company's and the Bank's executive officers. Mr. Hamm, Chairman, President and Chief Executive Officer of the Company and the Bank is a member of the Organization Committee. The Committee also reviews and approves the salaries and bonuses for the Company's and the Bank's other officers and employees. The Compensation Committee met three times during fiscal 1998. The report of the Compensation Committee with respect to compensation for the Chief Executive Officer and all other executive officers of the Company and the Bank and employees for the year ended March 31, 1998 is set forth below. The standing Organization Committee consists of Messrs. Archie, Desai, Edelstein, Elliott, Hamm, Hand, Ratcliff and Mrs. Luke. Four other Directors, (Messrs. Catell, Gelfman, Kolowsky and MacKay), serve on a rotating basis.

REPORT OF ORGANIZATION COMMITTEE

     Under the rules of the SEC, the Holding Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's President and Chief Executive Officer and certain other executive officers of the Company for the year ended March 31, 1998. Because the Holding Company did not have any significant assets until March 13, 1998 (the completion of the Bank's and the Mutual Holding Company's reorganization and conversion), the following discussion addresses compensation information relating to the President and Chief Executive Officer and executive officers of the Bank for fiscal 1998 and sets forth the report of the Organization Committee (the "Committee") of the Board of directors of the Bank.

     Compensation Philosophy. The Committee is responsible for administering the compensation of all executive officers. The Committee annually reviews and evaluates the base salary and incentive compensation for all executive officers, including the President and Chief Executive Officer, and in conducting such reviews of the Bank's executive officers other than the President and Chief Executive Officer places primary consideration upon the recommendations of the President and Chief Executive Officer, along with the rationale for such recommendations. The President and Chief Executive Officer does not participate in the Committee's review of his compensation package. The Committee considers the objectives and performance of the Bank, individual performance and surveys of compensation practices at comparable financial institutions in establishing executive compensation. While the Committee does not use strict numerical formulas to determine changes in the compensation of the President and Chief Executive Officer and the other executive officers of the Bank and while it weighs a variety of different factors in its deliberations, it emphasizes earnings, profitability, capital position and income level as factors in setting the compensation of the Bank's executive officers, in particular the President and Chief Executive Officer. It also takes into account non-quantitative factors including such factors as the level of responsibility and general management oversight. While the various quantitative factors approved by the Committee were considered in evaluating individual officer performance, such factors were not assigned a specific weight in evaluating the performance of the President and Chief Executive Officer or the other executive officers.

     The purposes of the Bank's executive compensation policies are to attract and retain qualified individuals; reward high performance by the Bank and the executive; and maintain compensation at levels that are competitive with other financial institutions, particularly those in the New York metropolitan area. The compensation structure is designed to support the achievement of the Bank's performance and strategic objectives and to ensure that the executive officers' interests are aligned with the success of the Bank. The Committee makes use of compensation surveys and has on occasion retained independent consultants to assist in the design of the Bank's executive compensation package. In light of the status of the Holding Company as a public company, it is intended that the compensation policies of the Holding Company and the Bank will incorporate the consolidated financial results of the Holding Company and other factors related to the Holding Company's common stock.

     Incentive Compensation. An important component of the Company's executive compensation package is an incentive compensation plan which provides for cash payments to executive officers based on the performance of the Bank in relation to a set of performance goals and targets. The institutional goals are recommended by management each year and approved by the Committee and the Board of Directors. All officers of the Bank are eligible to participate in the program. The incentive compensation of executive officers is more closely linked to Bank performance, while the incentive compensation of junior officers is more closely linked to personal performance.

     Chief Executive Officer. The Committee recommended and the Board of Directors awarded the Bank's President and Chief Executive Officer a salary increase of 6.2%, or $30,000, for a new annual salary of

$515,000 effective February 1997. The decision to increase the Chief Executive Officer's salary was based on normal cost of living adjustments, an analysis of the salaries of the Chief Executive Officers of peer group financial institutions in the New York metropolitan area and the significant contributions of the Chief Executive Officer to the successful operations of the Bank. No specific formula was used by the Committee to establish the President and Chief Executive Officer's salary for 1997 nor did the Committee set specified salary levels based on the achievement of particular quantitative financial measures or performance targets.

                     THE ORGANIZATION COMMITTEE OF THE BANK

              Willard N. Archie                              Robert B. Catell
               Rohit M. Desai                               Chaim Y. Edelstein
              Donald H. Elliott                              Robert W. Gelfman
               Charles J. Hamm                                 Scott M. Hand
             Donald E. Kolowsky                                 Janine Luke
               Malcolm MacKay                               Wesley D. Ratcliff

PERFORMANCE GRAPH

     Pursuant to the rules and regulations of the SEC, the graph below compares the performance of the Company's Common Stock with that of the Nasdaq Composite Index (U.S. Companies) and the Nasdaq Bank Composite Index (banks and bank holding companies, over 99% of which are based in the United States) from March 17, 1998, the date the Company's common stock began trading on the Nasdaq National Market, through March 31, 1998. The graph is based on an investment of $100 in the Company's Common Stock at its closing price on March 17, 1998.

                                      Independence
        Measurement Period           Community Bank
      (Fiscal Year Covered)               Corp.          Nasdaq Total U.S.      Nasdaq Banks
3/17/98                                  100.00                100.00              100.00
3/31/98                                  103.60                103.40              101.70

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock as of May 31, 1998, and certain other information with respect to (i) persons or entities, including any "group" as that term is used in Section 13(d)(3) of the Exchange Act, who or which is the beneficial owner of more than 5% of the issued and outstanding Common Stock other than the Company Employee Stock Ownership Plan and the Independence Community Foundation, (ii) each director of the Company, and (iii) all directors and executive officers of the Company and the Bank as a group.

                                                              AMOUNT AND NATURE
                     NAME OF BENEFICIAL                         OF BENEFICIAL
                     OWNER OF NUMBER OF                        OWNERSHIP AS OF      PERCENT OF
                      PERSONS IN GROUP                         MAY 31, 1998(1)     COMMON STOCK
                     ------------------                       -----------------    ------------
Independence Community Bank Corp.
  Employee Stock Ownership Plan
  195 Montague Street
  Brooklyn, New York 11201                                        5,632,870(2)         7.4%
Independence Community Foundation
  195 Montague Street
  Brooklyn, New York 11201                                        5,607,870            7.4
DIRECTORS:
  Willard N. Archie                                                      --             --
  Robert B. Catell                                                    5,000              *
  Rohit M. Desai                                                         --             --
  Chaim Y. Edelstein                                                  3,000(3)           *
  Donald H. Elliott                                                     790(4)           *
  Robert W. Gelfman                                                   1,288(5)           *
  Charles J. Hamm                                                     6,947(6)           *
  Scott M. Hand                                                         753              *
  Donald E. Kolowsky                                                  1,449              *
  Janine Luke                                                            --             --
  Malcolm MacKay                                                        300              *
  Joseph S. Morgano                                                  15,191(6)           *
  Wesley D. Ratcliff                                                     --             --
OTHER SENIOR EXECUTIVE OFFICERS:
  Thomas J. Brady                                                    11,831(7)           *
  Terence J. Mitchell                                                   694(6)           *
  Frank S. Muzio                                                         --             --
  John K. Schnock                                                     1,220(6)           *
  John B. Zurell                                                        993(6)           *
All directors and executive officers as a group (18 persons)         49,456              *

---------------
*   Represents less than 1% of the outstanding shares of Common Stock.

(1) Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of Common Stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2) Independence Community Bank Corp. Employee Stock Ownership Plan ("ESOP") was established by an agreement between the Company and Messrs. Catell, Desai and Gelfman as well as Marine Midland Bank, who act as trustees of the plan ("Trustees"). As of the Voting Record Date, none of the shares held by the ESOP had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will generally be voted in the same ratio on any matter as those allocated shares for which instructions are given, subject in each case to the fiduciary duties of the ESOP trustees and applicable law. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by all directors and executive officers as a group does not include the unallocated shares held by the ESOP.

(3) Includes 395 shares owned by Mr. Edelstein's minor child.

(4) Shares are held by the Directors Fee Deferral Plan. Mr. Elliott disclaims beneficial ownership of such shares except to the extent of his personal pecuniary interest therein.
                                         (footnotes continued on following page)

(5) Includes 288 shares owned by Mr. Gelfman's spouse.

(6) All shares are held in the Independence Savings Bank 401(k) Savings Plan ("401(k) Plan").

(7) Includes 750 shares owned by Mr. Brady's spouse, 2,266 shares owned by Mr. Brady's minor children and 7,976 shares held by the Bank's 401(k) Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In accordance with applicable laws and regulations, the Bank offers mortgage loans to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans. These loans are generally made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons. It is the belief of management that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features. All such loans were current as of March 31, 1998.

     Section 22(h) of the Federal Reserve Act generally provides that any credit extended by a savings institution, such as the Bank, to its executive officers, directors and, to the extent otherwise permitted, principal stockholder(s), or any related interest of the foregoing, must be on substantially the same terms, including interest rates collateral, as those prevailing at the time for comparable transactions by the savings institution with no affiliated parties, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Report

     (1) The following financial statements are incorporated by reference from
Item 8 hereof:

     Report of Independent Auditors

     Consolidated Statements of Financial Condition as of March 31, 1998 and
1997.

     Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997 and 1996.

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

     (2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

 3.1*   Certificate of Incorporation of Independence Community Bank
        Corp.
 3.2*   Bylaws of Independence Community Bank Corp.
 4.0*   Specimen Stock Certificate of Independence Community Bank
        Corp.
10.1*   Form of Change of Control Agreement to be entered into among
        Independence Community Bank Corp., Independence Savings Bank
        and certain senior executive officers of the Company and the
        Bank.
10.2*   Form of Change in Control Agreement to be entered into
        between Independence Savings Bank and certain officers
        thereof.
10.3    Form of Change of Control Agreement to be entered into among
        Independence Community Bank Corp., Independence Savings Bank
        and certain executive officers of the Company and the Bank.
10.4    Form of Change of Control Agreement to be entered into
        between Independence Savings Bank and certain executive
        officers thereof.
11.0    Statement re: computation of per share earnings -- Reference is made to Item 8. "Financial Statements and Supplementary
        Data" for the required information.
21.0    Subsidiaries of the Registrant -- Reference is made to Item
        2. "Business" for the required information.
23.1    Consent of Ernst & Young LLP
27.0    Financial Data Schedule

(*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-30757) filed by the Company with the SEC on July 3, 1997.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

     (c) The exhibits listed under (a)(3) of this Item 14 are filed herewith.

     (d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independence Community Bank Corp.

/s/ CHARLES J. HAMM                                       Date:  June 26, 1998
--------------------------------------------------------          ----------------------------------
     Charles J. Hamm
     Chairman of the Board, President and
     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

                          NAME                                               DATE
                          ----                                               ----
/s/ CHARLES J. HAMM                                                     June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Charles J. Hamm
     Chairman of the Board, President and
     Chief Executive Officer

/s/ JOSEPH S. MORGANO                                                   June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Joseph S. Morgano
     Executive Vice President, Mortgage
     Officer and Director

/s/ JOHN B. ZURELL                                                      June 26, 1998
--------------------------------------------------------  ------------------------------------------
     John B. Zurell
     Executive Vice President and
     Chief Financial Officer

/s/ WILLARD N. ARCHIE                                                   June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Willard N. Archie
     Director

/s/
--------------------------------------------------------  ------------------------------------------
     Robert B. Catell
     Director

/s/ ROHIT M. DESAI                                                      June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Rohit M. Desai
     Director

/s/ CHAIM Y. EDELSTEIN                                                  June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Chaim Y. Edelstein
     Director

/s/ DONALD H. ELLIOTT                                                   June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Donald H. Elliott
     Director

                          NAME                                               DATE
                          ----                                               ----
/s/ ROBERT W. GELFMAN                                                   June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Robert W. Gelfman
Director

/s/ SCOTT M. HAND                                                       June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Scott M. Hand
     Director

/s/ DONALD E. KOLOWSKY                                                  June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Donald E. Kolowsky
     Director

/s/ JANINE LUKE                                                         June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Janine Luke
     Director

/s/ MALCOLM MACKAY                                                      June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Malcolm MacKay
     Director

/s/ WESLEY D. RATCLIFF                                                  June 26, 1998
--------------------------------------------------------  ------------------------------------------
     Wesley D. Ratcliff
     Director