Form 10-Q
period 1998-06-30
INDEPENDENCE COMMUNITY BANK CORP
filed 1998-08-14
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

                         Commission File Number 0-23229
                        INDEPENDENCE COMMUNITY BANK CORP.
             (Exact name of registrant as specified in its charter)

                          Delaware                                           13-3387931
--------------------------------------------------------------         ----------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer
                                                                       Identification Number)



                      195 Montague Street
                       Brooklyn, New York                                        11201
--------------------------------------------------------------          ----------------------
              (Address of principal executive office)                          (Zip Code)

                                 (718) 722-5300
               (Registrant's telephone number, including are code)


         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1998, the registrant had 76,043,750 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.

Table of Contents                                                        PAGE

Part I            Financial Information

         Item 1   Financial Statements

                           Consolidated Statements of Condition            3
                           as of June 30, 1998 (unaudited)
                           and March 31, 1998

                           Consolidated Statements of Income for           4
                           the three months ended June 30, 1998
                           and 1997 (unaudited)

                           Consolidated Statements of Changes in           5
                           Stockholders' Equity for the three
                           months ended June 30, 1998 (unaudited)

                           Consolidated Statements of Cash Flows           6
                           for the three months ended June 30,
                           1998 and 1997(unaudited)

                           Notes to Consolidated Financial                 7
                           Statements (unaudited)

         Item 2   Management's Discussion and Analysis                   14
                           of Financial Condition and Results of
                           Operations

         Item 3   Quantitative and Qualitative Disclosures                25
                           About Market Risk

Part II           Other Information

         Item 1   Legal Proceedings                                       26

         Item 2   Changes in Securities                                   26

         Item 3   Defaults upon Senior Securities                         26

         Item 4   Submission of Matters to a Vote of                      26
                           Security Holders

         Item 5   Other Information                                       26

         Item 6   Exhibits and Reports on Form 8-K                        26

Signatures                                                                27

                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)

                                                           JUNE 30,           MARCH 31,
                                                             1998                1998
                                                          -----------        -----------
                                                         (Unaudited)
ASSETS:
Cash and due from banks                                   $   462,788        $   747,868
Commercial paper                                               47,252             37,676
Federal funds sold                                             19,362             71,707
                                                          -----------        -----------
          Total cash and cash equivalents                     529,402            857,251
                                                          -----------        -----------

Securities available-for-sale:
  Investment securities                                       847,006          1,282,072
  Mortgage-backed and mortgage-related                        314,639             84,610
                                                          -----------        -----------
         Total securities available for sale                1,161,645          1,366,682
                                                          -----------        -----------

Mortgage loans on real estate                               2,385,970          2,279,169
Other loans                                                   514,978            502,718
                                                          -----------        -----------
         Total loans                                        2,900,948          2,781,887
Less: Allowance for possible loan losses                      (38,870)           (36,347)
                                                          -----------        -----------
         Total loans, net                                   2,862,078          2,745,540
                                                          -----------        -----------

Premises, furniture and equipment, net                         62,545             61,443
Accrued interest receivable                                    25,685             24,395
Intangible assets, net                                         53,709             55,873
Other assets                                                   91,092            111,812
                                                          -----------        -----------
         Total assets                                     $ 4,786,156        $ 5,222,996
                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                  $ 3,280,403        $ 3,393,839
Borrowings on securities loaned                               383,241            701,160
Other borrowings                                               16,226             16,681
Escrow and other deposits                                      35,641             45,868
Accrued expenses and other liabilities                        110,026            116,324
                                                          -----------        -----------
         Total liabilities                                  3,825,537          4,273,872
                                                          -----------        -----------

Stockholders' equity
  Common stock ($.01 par value, 125,000,000
   shares authorized, 76,043,750 shares
   outstanding)                                                   760                760
  Additional paid-in-capital                                  740,951            741,277
  Unallocated common stock held by ESOP                       (96,400)           (97,636)
  Retained earnings-substantially restricted                  309,785            298,876
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-
    for-sale, net of tax                                        5,523              5,847
                                                          -----------        -----------
         Total stockholders' equity                           960,619            949,124
                                                          -----------        -----------

         Total liabilities and stockholders' equity       $ 4,786,156        $ 5,222,996
                                                          ===========        ===========




         See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)


                                                       FOR THE
                                                 THREE MONTHS ENDED
                                                       JUNE 30,
                                                 ---------------------

                                                   1998         1997
                                                 --------     --------
                                                       (Unaudited)
INTEREST INCOME:
  Mortgage loans on real estate                  $ 45,439     $ 41,908
  Other loans                                       9,641        9,150
  Investment securities                            12,542       10,391
  Mortgage-backed and mortgage-related
    securities                                      2,153        3,223
  Other                                             9,747        1,919
                                                   ------       ------
    Total interest income                          79,522       66,591
                                                   ------       ------
INTEREST EXPENSE:
  Deposits                                         33,715       35,380
  Borrowings                                        4,525          300
                                                   ------       ------
    Total interest expense                         38,240       35,680
                                                   ------       ------
Net interest income                                41,282       30,911
Provision for loan losses                           2,332        2,230
                                                   ------       ------
         Net interest income after provision
                  for loan losses                  38,950       28,681
NON-INTEREST INCOME:
  Net gain on sales of loans and securities            18           11
  Service fees                                      1,264        1,734
  Other                                             1,488          438
                                                   ------       ------
         Total non-interest income                  2,770        2,183

NON-INTEREST EXPENSE:
  Compensation and employee benefits                9,285        7,317
  Occupancy costs                                   3,400        2,805
  Data processing fees                              2,963        2,808
  Advertising                                       1,129          950
  FDIC insurance premiums                             299          314
  Amortization of intangible assets                 2,164        2,232
  Other                                             4,141        4,412
                                                   ------       ------
         Total non-interest expense                23,381       20,838
                                                   ------       ------

Income before provision for income taxes           18,339       10,026
Provision for income taxes                          7,430        2,956
                                                   ------       ------
Net income                                       $ 10,909     $  7,070
                                                   ======       ======

Basic earnings per share                           $ 0.15          N/A
                                                   ======       ======
Diluted earnings per share                         $ 0.15          N/A
                                                   ======       ======


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)




                                                                                                            Accumulated
                                                                   Additional  Unallocated                    Other
                                                                     Paid in    Common Stock   Retained   Comprehensive
                                                     Common Stock    Capital     Held by ESOP  Earnings       Income        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance-March 31, 1998                                    $760      $ 741,277      $(97,636)   $298,876       $ 5,847     $ 949,124
Comprehensive income:
    Net income for the three months ended
      June 30, 1998                                         --             --            --      10,909            --        10,909
    Other comprehensive income, net of tax of $256
       Change in net unrealized gains on securities
       available-for-sale, net of reclassification
       adjustment of $0                                     --             --            --          --          (324)         (324)
                                                          ----      ---------      --------    --------       -------     ---------
Comprehensive income                                        --             --            --     309,785         5,523        10,585
ESOP shares committed to be released                        --             (9)        1,236          --            --         1,227
Other conversion related costs                              --           (317)           --          --            --          (317)
                                                          ----      ---------      --------    --------       -------     ---------
Balance-June 30, 1998                                     $760      $ 740,951      $(96,400)   $309,785       $ 5,523     $ 960,619
                                                          ====      =========      ========    ========       =======     =========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                            --------------------------
                                                               1998             1997
                                                            ---------        ---------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  10,909        $   7,070
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Provision for loan losses                                     2,332            2,230
  Net gain on sale of loans and securities                        (18)             (11)
  Amortization of deferred income and premiums                 (1,666)          (2,765)
  Amortization of intangibles                                   2,164            2,232
  Depreciation and amortization                                 1,787            1,655
  Deferred income tax benefit                                  (2,720)          (1,754)
  Increase in accrued interest receivable                      (1,290)          (7,529)
  Decrease in accounts receivable-securities
   transactions                                                13,906          107,623
  (Decrease) increase in accrued expenses
   and other liabilities                                       (6,298)          11,764
  Other, net                                                   12,263           (1,822)
                                                            ---------        ---------
  Net cash provided by operating activities                    31,369          118,693
                                                            ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES:

  Loan originations and purchases                            (254,608)        (208,816)
  Principal payments on loans                                 120,715          100,252
  Proceeds from sale of loans                                  14,263              818
  Proceeds from sale of securities available-for-sale         158,410          109,416
  Proceeds from maturities of securities
   available-for-sale                                         555,158           72,613
  Principal collected on securities
    available-for-sale                                         19,432           14,701
  Purchases of securities available-for-sale                 (527,662)        (466,898)
  Proceeds from sales of other real estate                         --              217
  Net additions to premises, furniture and equipment           (2,889)          (2,161)
                                                            ---------        ---------
  Net cash provided by (used in) investing activities          82,819         (379,858)
                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Deposits purchased, net of premium                               --           65,972
  Net decrease in demand and savings deposits                 (92,632)         (17,185)
  Net (decrease) increase in time deposits                    (20,804)          10,455
  Net decrease in other borrowings                           (318,374)             (73)
  Net decrease in escrow and other deposits                   (10,227)          (9,313)
                                                            ---------        ---------
  Net cash (used in) provided by financing activities        (442,037)          49,856
                                                            ---------        ---------
  Net decrease in cash and cash equivalents                  (327,849)        (211,309)
  Cash and cash equivalents at beginning of period            857,251          374,636
                                                            ---------        ---------
  Cash and cash equivalents at end of period                $ 529,402        $ 163,327
                                                            =========        =========

SUPPLEMENTAL INFORMATION
  Income taxes paid                                         $  10,302        $   6,000
                                                            =========        =========
  Interest paid                                             $  38,207        $  35,680
                                                            =========        =========

  See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                          NOTES TO FINANCIAL STATEMENTS


1.ORGANIZATION/FORM OF OWNERSHIP

         Independence Savings Bank ("Bank") was originally founded as a New York chartered savings bank in 1850. In April 1992, the Bank organized into the mutual holding company form of organization pursuant to which the Bank became a wholly-owned stock savings bank subsidiary of a mutual holding company ("Mutual Holding Company").

         On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted the Plan of Conversion pursuant to which the Mutual Holding Company would convert to the stock form of organization and simultaneously merge with and into the Bank with all of the outstanding shares of Bank common stock held by the Mutual Holding Company being cancelled in connection therewith.

         As part of the conversion, Independence Community Bank Corp. ("Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS"). The Company completed its initial public offering on March 13, 1998 in connection with the reorganization of the Mutual Holding Company and the Bank and issued 70,410,880 shares of stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Employee Stock Ownership Plan ("ESOP") which purchased 5,632,870 shares of the Company's stock in the open market.

         As part of the Plan of Conversion, the Company formed the Independence Community Foundation ("Foundation") and donated 5,632,870 shares of common stock of the Company. The establishment of the Foundation was in furtherance of the Company's commitment to the communities that it serves.

         Additionally, the Bank established, in accordance with the requirements of the OTS, a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million which was equal to its capital as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the reorganization and conversion of the Bank and the Mutual Holding Company.

         The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The accompanying financial statements were prepared in accordance with instructions to Form-10Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending March 31, 1999. These interim financial statements should be read in conjunction with the Company's audited financial statements and footnote disclosures contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

         Business

         The Company's principal business is conducted through the Bank which is a traditional, full service, community oriented savings bank headquartered in Brooklyn, New York. The Bank operates 33 full service offices located within the greater New York City metropolitan area of which 27 are located in the boroughs of Brooklyn and Queens with the remaining offices located in Manhattan, the Bronx, Staten Island and Nassau County, New York. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation ("FDIC"), which is the Bank's primary federal regulator, and the New York State Banking Department ("Department"), which is the Bank's chartering authority and its primary state regulator. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

3. EARNINGS PER SHARE.

         Earnings per share ("EPS")is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. There were no dilutive common stock equivalents for the quarter ended June 30, 1998. ESOP shares that have been allocated to participants' accounts or are committed to be released for allocation are considered outstanding for EPS calculation. Basic and diluted weighted average common shares outstanding was 70,482,065 shares (adjusted for unallocated ESOP shares) for the first quarter of fiscal 1999.

4. EMPLOYEE STOCK OWNERSHIP PLAN.

         To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. The collateral for the loan is the common stock of the Company purchased by the ESOP.

         Shares held by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the current and all remaining scheduled future principal and interest payments. Shares allocated will first be used for the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon compensation in the year of allocation. ESOP participants will become 100% vested in the plan after three years of service. Forfeitures from the 401(k) Plan match portions will be used to reduce the employer 401(k) Plan match expense while forfeitures from shares allocated to the participants will be allocated among the participants. The compensation expense related to the 70,411 shares committed to be released during the first quarter was $1.2 million.

5. COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. Under existing accounting standards other comprehensive income is separately classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however is currently applicable to the Company. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999. All comparative financial statements provided for earlier periods have been restated to reflect application of the provisions. As the requirements of SFAS No. 130 are disclosure related, its implementation had no impact on the Company's financial condition or results of operations.

6. SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at June 30, 1998 are as follows:

                                                                         GROSS       GROSS         ESTIMATED
                                                       CARRYING        UNREALIZED  UNREALIZED        FAIR
                                                         VALUE           GAINS       LOSSES          VALUE
                                                       ----------      ----------  ----------      ----------
                                                                            (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                        $  741,526       $ 2,386       $(118)       $  743,794
   Municipals                                                 702            --          --               702
   Corporate                                                  226            --          (2)              224
                                                       ----------       -------       -----        ----------
  Total debt securities                                   742,454         2,386        (120)          744,720
                                                       ----------       -------       -----        ----------
 Equity securities:
   Preferred                                               59,600            --          --            59,600
   Common                                                  37,290         5,815        (419)           42,686
                                                       ----------       -------       -----        ----------
Total equity securities                                    96,890         5,815        (419)          102,286
                                                       ----------       -------       -----        ----------
Total investment securities                               839,344         8,201        (539)          847,006
                                                       ----------       -------       -----        ----------

Mortgage-backed and mortgage-related securities:
  FNMA Pass Through Certificates                            4,677           123          --             4,800
  GNMA Pass Through Certificates                           10,087           159         (57)           10,189
  FHLMC Pass Through
   Certificates                                           235,531            26         (12)          235,545
  Collateralized Mortgage
    Obligation Bonds                                       61,566         2,565         (26)           64,105
                                                       ----------       -------       -----        ----------
Total mortgage-backed and
  mortgage-related securities                             311,861         2,873         (95)          314,639
                                                       ----------       -------       -----        ----------
Total securities available-
  for-sale                                             $1,151,205       $11,074       $(634)       $1,161,645
                                                       ==========       =======       =====        ==========


The amortized cost and estimated fair value of securities available-for-sale at March 31, 1998 are as follows:


                                                        GROSS         GROSS        ESTIMATED
                                        CARRYING      UNREALIZED   UNREALIZED        FAIR
                                          VALUE         GAINS        LOSSES          VALUE
                                       ----------     ----------   ----------      ----------
                                                            (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies        $1,087,219      $  2,906       $(173)       $ 1,089,952
   Municipals                               1,104            --          --              1,104
   Corporate                                  226            --          (2)               224
                                       ----------       -------       -----        -----------
  Total debt securities                 1,088,549         2,906        (175)         1,091,280
                                       ----------       -------       -----        -----------
 Equity securities:
   Preferred                              168,100            --          --            168,100
   Common                                  17,533         5,265        (106)            22,692
                                       ----------       -------       -----        -----------
Total equity securities                   185,633         5,265        (106)           190,792
                                       ----------       -------       -----        -----------
Total investment securities             1,274,182         8,171        (281)         1,282,072
                                       ----------       -------       -----        -----------

Mortgage-backed and mortgage-
related securities:
  FNMA Pass Through Certificates            5,294           124          (3)             5,415
  GNMA Pass Through Certificates           63,566         2,939         (32)            66,473
  FHLMC Pass Through
  Certificates                             11,500           179         (68)            11,611
  Collateralized Mortgage
    Obligation Bonds                        1,090            21          --              1,111
                                       ----------       -------       -----        -----------
Total mortgage-backed and
  mortgage related securities              81,450         3,263        (103)            84,610
                                       ----------       -------       -----        -----------
Total securities available-
  for-sale                             $1,355,632       $11,434       $(384)       $ 1,366,682
                                       ==========       =======       =====        ===========

7. LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                            AT                         AT
                                                         JUNE 30,                   MARCH 31,
                                                           1998                       1998
                                      -----------------------------------------------------------------
                                                          PERCENT                             PERCENT
                                                            OF                                   OF
                                        AMOUNT             TOTAL             AMOUNT            TOTAL
                                      -----------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
 Single-family residential            $  499,034           17.2%          $  505,051            18.2%
 Multi-family residential              1,720,487           59.3            1,605,058            57.6
 Commercial and other
  real estate                            176,232            6.0              178,463             6.4
                                      ----------       --------           ----------        --------
 Total principal balance
  mortgage loans                       2,395,753           82.5            2,288,572            82.2
 Less net deferred fees                    9,783            0.3                9,403             0.3
                                      ----------       --------           ----------        --------
Total mortgage loans                   2,385,970           82.2            2,279,169            81.9

Other loans:
 Cooperative apartment loans             393,773           13.6              380,866            13.7
 Student loans (guaranteed)               42,640            1.5               43,946             1.6
 Home equity loans and lines              14,513            0.5               15,625             0.6
 Commercial business loans                32,945            1.1               31,550             1.1
 Consumer and other loans                 31,281            1.1               30,869             1.1
                                      ----------       --------           ----------        --------
Total principal balance
 other loans                             515,152           17.8              502,856            18.1
Less:
 Unearned discount and
  deferred fees                              174            0.0                  138             0.0
                                      ----------       --------           ----------        --------
 Total other loans                       514,978           17.8              502,718            18.1

Total loans receivable                 2,900,948          100.0%           2,781,887           100.0%
                                      ----------       ========           ----------        ========
Less: Allowance for loan losses           38,870                              36,347
                                      ----------                          ----------
Loans receivable, net                 $2,862,078                          $2,745,540
                                      ==========                          ==========


8. NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated.


                                        AT JUNE 30, 1998   AT MARCH 31, 1998
                                        ----------------   -----------------
                                              (DOLLARS IN THOUSANDS)
Non-accrual loans
  Mortgage loans:
   Single-family residential                $ 3,693            $ 4,423
   Multi-family residential                     869              1,190
   Commercial and other                       4,712              4,782
  Other loans:
   Cooperative apartment loans                  344                509
   Consumer and commercial
     business loans(1)                          447                431
                                            -------            -------
     Total non-accruing loans                10,065             11,335
                                            -------            -------
Loans past due 90 days or more as to:
  Interest and accruing                       1,467              1,607
  Principal and accruing(2)                  16,837             16,804
                                            -------            -------
     Total past due loans and
         accruing                            18,304             18,411
                                            -------            -------
     Total non-performing loans              28,369             29,746
                                            -------            -------
Other real estate owned, net(3)                 273                192
                                            -------            -------
Total non-performing assets(4)              $28,642            $29,938
                                            =======            =======
Allowance for loan losses as a
 percent of total loans                        1.34%              1.31%
Allowance for loan losses as a
 percent of non-performing loans             137.02             122.19
Non-performing loans as a percent of
 total loans                                   0.98               1.07
Non-performing assets as a percent
 of total assets                               0.60               0.57


(1) Consists primarily of commercial business loans and home equity lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)      Net of related loss allowances.

(4) Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of non-accrual loans, loans 90 days or more past due as to interest and principal and other loans which have been identified by the Company as presenting uncertainty with respect to the collectiblity of interest or principal.

5.        9. ALLOWANCE FOR LOAN LOSSES.

         It is management's policy to maintain an allowance for loan losses based on total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans, and the number of loans requiring heightened management oversight. While management believes that based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurances will be given that the Company's level of allowance for loan losses will be sufficient to absorb future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses.

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                      THREE MONTHS ENDED JUNE 30,
                                                           1998           1997
                                                         -------        -------
                                                         (DOLLARS IN THOUSANDS)
      Allowance at beginning of period                   $36,347        $27,024
                                                         -------        -------
      Provision:
        Mortgage loans(1)                                  1,800          1,700
        Consumer and commercial business loans               532            530
                                                         -------        -------
        Total provisions                                   2,332          2,230
                                                         -------        -------
      Charge-offs:
         Mortgage loans(1)                                    25             65
         Consumer and commercial business loans(2)            59             51
                                                         -------        -------
         Total charge-offs                                    84            116
                                                         -------        -------
      Recoveries:
         Mortgage loans(1)                                   237            296
         Consumer and commercial business loans               38            128
                                                         -------        -------
         Total recoveries                                    275            424
                                                         -------        -------
      Net recoveries                                         191            308
                                                         -------        -------
      Allowance at end of period                         $38,870        $29,562
                                                         =======        =======

      Allowance for possible loan
         losses as a percent of total loans                 1.34%          1.12%

      Allowance for possible loan
         losses as a percent of total
         non-performing loans(3)                          137.02%         81.00%

(1)      Includes individual cooperative apartment loans.

(2) Includes student loans, home equity loans and lines of credit, automobile loans, secured and unsecured personal loans, and commercial business loans.

(3) Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-backed and mortgage-related securities and debt and equity securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the associated interest rate earned or paid on them.

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

         The Bank is a community-oriented savings bank which emphasizes customer service and convenience. As part of this strategy, the Company offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial strength by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing controlled growth, residential lending, retail deposit products and customer service while maintaining asset quality and stable liquidity.

         Certain information in this Form 10-Q may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's and the Bank's investments and operations.

CHANGES IN FINANCIAL CONDITION

GENERAL.

         Total assets at June 30, 1998 were $4.79 billion, a decrease of $436.8 million, or 8.4%, from $5.22 billion at March 31, 1998. The decrease in total assets was primarily the result of a $327.8 million decrease in cash and cash equivalents principally due to a $318.0 million decrease in securities lending activities. In addition, total securities were reduced by $205.0 million in the first quarter of fiscal 1999 compared to the same quarter in the prior year in order to fund a $119.1 million increase in the loan portfolio as well as satisfy a $113.4 million outflow in deposits.

CASH, CERTIFICATES OF DEPOSIT, COMMERCIAL PAPER AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS").

         Cash and cash equivalents decreased from $857.3 million at March 31, 1998 to $529.4 million at June 30, 1998. The $327.8 million decrease was principally due to a $318.0 million decrease in securities lending activities from $701.2 million at March 31, 1998 to $383.2 million at June 30, 1998. At the completion of the conversion to a public company, the organization initially invested in U.S. Treasury Notes and Bills pending deployment of the conversion proceeds into loans and other higher earning assets. The Bank has for many years "lent" a portion of its U.S. Treasury securities to money center banks receiving cash as collateral. Under new accounting rules effective January 1, 1998, the obligation to return the cash upon receipt of the lent securities is deemed a borrowing while the cash, which is invested in cash equivalents, is reflected as an asset. During the first quarter of fiscal 1999, the Company has systematically shifted its investment from U.S. Treasury securities into higher yielding mortgage loans and mortgage-related securities, and, as a result, reduced its securities lending activities.

SECURITIES AVAILABLE-FOR-SALE.

         The aggregate securities available for sale portfolio (which includes investment securities and mortgage-backed and mortgage-related securities) decreased from $1.37 billion at March 31, 1998 to $1.16 billion at June 30, 1998. As of June 30, 1998 and March 31, 1998, the Company's investment securities totaled $847.0 million and $1.28 billion, respectively, all of which were classified as available for sale. Total securities were reduced during the quarter in order to fund a $119.1 million increase in the loan portfolio as well as satisfy a $113.4 million outflow in deposits.

         The Company's mortgage-backed and mortgage-related securities, a substantial portion of which at June 30, 1998 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), increased from $84.6 million at March 31, 1998 to $314.6 million (all of which were classified as available for sale) at June 30, 1998. During the first quarter of fiscal 1999, the Company shifted its investment from U.S. Treasury securities into higher yielding mortgage loans and mortgage-related securities.

         At June 30, 1998, the Company had a $10.4 million net unrealized gain on available-for-sale investment and mortgage-backed and mortgage-related securities.

LOANS RECEIVABLE, NET.

         Loans receivable, net, increased by $116.5 million or 4.2% to $2.86 billion at June 30, 1998 from $2.75 billion at March 31, 1998 due to the continued emphasis by the Company on the origination of multi-family residential mortgage loans. Such loans increased 7.2% from $1.61 billion at March 31, 1998 to $1.72 billion at June 30, 1998.

NON-PERFORMING ASSETS.

         The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof decreased by $1.3 million or 4.3% to $28.6 million at June 30, 1998 from $29.9 million at March 31, 1998. At June 30, 1998, the Company's non-performing assets amounted to

 .60% of total assets and consisted of $10.1 million of non-accrual loans, $1.5 million of loans past due 90 days or more as to interest and accruing, $16.8 million of loans past due 90 days or more as to principal and accruing ($12.2 million of which were multi-family loans and $4.6 million of which were commercial and other real estate loans) and $273,000 of other real estate owned.

ALLOWANCE FOR LOAN LOSSES.

         The Company's allowance for loan losses amounted to $38.9 million at June 30, 1998 as compared to $36.3 million at March 31, 1998. At June 30, 1998, the Company's allowance amounted to 1.34% of total loans and 137.0% of total non-performing loans compared to 1.31% and 122.2%, at March 31, 1998, respectively. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

         The Company's allowance for loan losses increased $2.6 million from March 31, 1998 to June 30, 1998 due to provisions of $2.3 million, and net recoveries of $.3 million. The increase during the period was due to several factors, including the Company's increased investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area, an increase in the number of larger multi-family residential and individual cooperative apartment loans as compared to prior years and an increase in the number of commercial business loans which though conservatively underwritten in management's view are considered to have a greater risk of loss.


INTANGIBLE ASSETS.

         The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i)the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (ii)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At June 30, 1998, intangibles totaled $53.7 million and consisted primarily of $21.4 million related to the acquisition of Bay Ridge and $32.3 million primarily related to the Branch Acquisitions. The Company's intangible assets decreased by $2.2 million to $53.7 million at June 30, 1998 from $55.9 million at March 31, 1998 as a result of the amortization of the intangible assets during the three months ended June 30, 1998. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized.

DEPOSITS.

         Deposits decreased $113.4 million or 3.3% to $3.28 billion at June 30, 1998 from $3.39 billion at March 31, 1998. The decrease was due to a $147.1 million outflow of deposits partially offset by interest credited of $33.7 million. The deposit outflows reflect disintermediation primarily as a result of transfers to equities markets and, to a lesser extent, to other financial institutions conducting deposit gathering campaigns by paying above market rates.

BORROWINGS.

         Borrowings decreased $318.3 million or 44.4% to $399.5 million at June 30, 1998 compared to $717.8 million at March 31, 1998. The decrease was primarily due to a $318.0 million decrease in securities lending activities from $701.2 million at March 31, 1998 to $383.2 million at June 30, 1998. (See discussion in "Cash, Certificates of Deposit, Commercial Paper and Federal Funds Sold" regarding decline in securities lending activity.) The remainder of the borrowings at June 30, 1998 consisted primarily of $14.3 million of FHLB advances. The Company in the future may utilize other forms of borrowings such as repurchase agreements as an additional source of funds.

EQUITY.

         At June 30, 1998, total equity amounted to $960.6 million, compared to $949.1 million at March 31, 1998. This $11.5 million increase was primarily the result of net income of $10.9 million for the quarter ended June 30, 1998. Tangible book value per share was $11.93 and the tangible equity to assets ratio was 18.95% at June 30, 1998.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID.
         The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Information is based on average daily balances during the indicated periods and is annualized where appropriate.

                                                                  FOR THE THREE MONTHS ENDED

                                                JUNE 30, 1998                                JUNE 30, 1997
                                     --------------------------------------        ----------------------------------
                                                                      (DOLLARS IN THOUSANDS)
                                                                    AVERAGE                                   AVERAGE
                                      AVERAGE                        YIELD/         AVERAGE                    YIELD/
                                      BALANCE        INTEREST         COST          BALANCE         INTEREST    COST
                                     ----------       -------       -------       -----------       -------   -------
Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                     $2,323,455       $45,439         7.82%        $2,097,441       $41,908     7.99%
  Other loans:
   Cooperative apartment
    loans                               385,975         6,985         7.24            357,776         6,520     7.29
   Consumer and commercial
    business loans(2)                   121,185         2,656         8.77            119,479         2,630     8.80
                                     ----------       -------                      ----------       -------
    Total loans                       2,830,615        55,080         7.78          2,574,696        51,058     7.93
Mortgage-backed and mortgage-
 related securities                     118,249         2,153         7.28            180,615         3,223     7.14
Investment securities
                                        951,422        12,542         5.27            698,874        10,391     5.95
Other interest-earning
  assets(3)                             671,221         9,747         5.81            167,861         1,919     4.57
                                     ----------       -------                      ----------       -------
 Total interest-earning assets        4,571,507        79,522         6.96          3,622,046        66,591     7.35
                                                                      ----                           ------     ----
Non-interest-earning assets             208,276                                       187,909
                                     ----------                                    ----------
  Total assets                       $4,779,783                                    $3,809,955
                                     ==========                                    ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                 $  524,015       $ 3,469         2.66         $  500,177       $ 3,299     2.65
  Savings deposits                      989,204         6,644         2.69          1,024,739         7,364     2.88
  Certificates of deposits            1,759,776        23,602         5.38          1,776,713        24,717     5.58
                                     ----------       -------                      ----------       -------
    Total deposits                    3,272,995        33,715         4.13          3,301,629        35,380     4.30
                                     ----------       -------                      ----------       -------
 Total borrowings                       324,404         4,525         5.57             17,199           300     7.00
                                     ----------       -------                      ----------       -------
 Total interest-bearing
  liabilities                         3,597,399        38,240         4.26          3,318,828        35,680     4.31
                                                      -------         ----                          -------     ----
Non-interest-bearing
  liabilities                           229,887                                       178,342
                                     ----------                                    ----------
 Total liabilities                    3,827,286                                     3,497,170
Total equity                            952,497                                       312,785
                                     ----------                                    ----------
 Total liabilities and equity        $4,779,783                                    $3,809,955
                                     ==========                                    ==========

Net interest-earning assets          $  974,108                                    $  303,218
                                     ==========                                    ==========

Net interest income/interest
  rate spread                                         $41,282         2.70%                         $30,911     3.04%
                                                      =======         ====                          =======     ====

Net interest margin                                                   3.61%                                     3.41%
                                                                      ====                                      ====

Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                        1.27x                                     1.09x
                                                                      ====                                      ====

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans credit card loans, personal loans and commercial business loans.

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


                        THREE MONTHS ENDED JUNE 30, 1998
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

                                               Increase             Total Net
                                         (Decrease) due to           Increase
                                         Rate          Volume       (Decrease)
                                       -------        -------       ---------
Interest-earning assets:
Loans receivable:
 Mortgage loans                         (5,374)         8,905          3,531
 Co-op apartment loans                    (292)           757            465
 Consumer and commercial
  business loans (1)                       (53)            79             26
                                       -------        -------        -------
Total loans receivable                  (5,719)         9,741          4,022

Mortgage-backed securities                 421         (1,491)        (1,070)
Investment securities                   (6,704)         8,855          2,151
Other interest-earning assets              649          7,179          7,828
                                       -------        -------        -------

Total net change in income
 on interest-earning assets            (11,353)        24,284         12,931


Interest-bearing liabilities:
 Deposits
  Demand deposits                           12            158            170
  Savings deposits                        (470)          (250)          (720)
  Certificates of deposit                 (881)          (234)        (1,115)
                                       -------        -------        -------
 Total deposits                         (1,339)          (326)        (1,665)
 Borrowings                               (430)         4,655          4,225
                                       -------        -------        -------

Total net change in expense
 on interest-bearing liabilities        (1,769)         4,329          2,560
                                       -------        -------        -------

  Net change in net
   interest income                      (9,584)        19,955         10,371
                                       =======        =======        =======


(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, personal loans, credit card loans, and commercial business loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL.

         The Company reported net income of $10.9 million and $7.1 million for the three months ended June 30, 1998 and 1997, respectively. The $3.8 million increase in net income during the three months ended June 30, 1998 compared to the same period in the prior year was primarily due to a $10.4 million increase in net interest income combined with a $0.6 million increase in non-interest income, partially offset by a $2.5 million increase in non-interest expense and a $4.5 million increase in the provision for income taxes.


NET INTEREST INCOME.

         Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the associated interest rate earned or paid on them. The Company's net interest margin was 3.61% and 3.41% for the three months ended June 30, 1998 and 1997, respectively. The 20 basis point increase in net interest margin is due to the increase in the ratio of average interest-earning assets to average interest-bearing liabilities as a direct result of the investment of the net proceeds received from the Company's subscription offering.

         Net interest income increased by $10.4 million or 33.6% to $41.3 million for the three months ended June 30, 1998 as compared to the period ended June 30, 1997. The increase was due to a $12.9 million increase in interest income offset in part by a $2.5 million increase in interest expense. The growth in net interest income reflects primarily the $949.5 million increase in average interest-earning assets during the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase in average earning assets was primarily due to the investment of the proceeds from the completion of the Company's offering during the fourth quarter of fiscal 1998 as well as, the new accounting treatment for securities lending activity.

         Interest income increased by $12.9 million for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 primarily due to an increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 7.35% to 6.96%. Interest income on loans increased $4.0 million due to a $255.9 million increase in the average balance of loans partially offset by a 15 basis point decline in the yield earned on loans from 7.93% for the fiscal 1998 period to 7.78% for the fiscal 1999 period. The decline in yield reflects the effects of originations at lower current interest rates combined with a lower repricing rate with respect to some of the Company's adjustable-rate loans. Income on investment securities increased $2.2 million due to a $252.5 million increase in average investment securities partially offset by a decrease in the yield earned from 5.95% for the quarter ended June 30, 1997 to 5.27% for the quarter ended June 30, 1998. The decline in yield is primarily attributable to a downward shift in the Treasury yield curve from the prior year quarter, which a significant portion of the Company's investment portfolio is indexed. Income on other interest-earning assets increased $7.8 million in the current quarter compared to the prior year quarter due to $4.3 million of interest income earned from securities lending activities, which in fiscal 1998 was recorded net of its associated interest expense as fee income in other non-interest income, along with a $2.2 million increase in interest on federal funds. This increase was due to the temporary short-term investment of the proceeds received in connection with the stock subscription offering which was completed in the fourth quarter of fiscal 1998. Interest income on mortgage-backed and mortgage-related securities declined $1.1 million during the first quarter of fiscal 1999 compared to the same period in fiscal 1998 as a result of a $62.4 million decline in the average balance of these securities.

         Interest expense increased $2.6 million or 7.2% for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, with the increase due primarily to a $4.2 million increase in interest paid on borrowing related to securities lending activities, which in the prior year was reflected net of its associated interest income as fee income in other non-interest income. This increase was partially offset by a decrease of $1.7 million in interest paid on deposits due to a $28.6 million decrease in the average balance of deposits combined with a 17 basis point decline in the average rate paid on deposits to 4.13% for the quarter ended June 30, 1998 compared to 4.30% for the quarter ended June 30, 1997.


PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses increased slightly from $2.2 million for the three months ended June 30, 1997 to $2.3 million for the three months ended June 30, 1998. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which while not delinquent may be subject to greater risk of loss.


NON-INTEREST INCOME.

         Non-interest income increased $0.6 million or 26.9% from $2.2 million for the three months ended June 30, 1997 to $2.8 million for the three months ended June 30, 1998. The increase was primarily due to a $1.1 million increase in other non-interest income partially offset by a $0.5 million decline in service fee income. The rise in other non-interest income was principally due to a $0.7 million increase in mortgage prepayment fees for the current quarter compared to the prior year quarter. The $0.5 million decline in service fee income is attributable to a $176,000 decline in fees associated with the sales of annuities and mutual funds during the current quarter. The contract with a third party provider to sell these products expired in January 1998 and the Company is currently negotiating a contract with another provider. Sales of these products are expected to resume during fiscal 1999. Service fee income is also lower due to the new accounting rules effective January 1, 1998 regarding the recording of securities lending. For the quarter ended June 30, 1997 income from securities lending was recorded as non-interest income while in the current quarter ended June 30, 1998 it was included as part of net interest income. For the quarter ended June 30, 1997 the Company recorded $177,000 as income relating to securities lending. The remainder of the decline in service fee income is due to lower deposit-based fees.


NON-INTEREST EXPENSES.

         Non-interest expense amounted to $23.4 million for the quarter ended June 30, 1998 compared to $20.8 million for the quarter ended June 30, 1997. The $2.6 million growth in expenses was attributable to increases in personnel costs of

$2.0 million, occupancy costs of $0.6 million and data processing service expenses of $0.2 million partially offset by a $0.3 million decrease in other non-interest expenses.

         Compensation and employee benefits expense increased by $2.0 million or 26.9% to $9.3 million during the three months ended June 30, 1998 as compared to the same period in the prior year. The increase was due to the combined effect of $1.2 million of benefits related to the ESOP as well as staff additions and normal merit increases.

         Occupancy costs increased $0.6 million to $3.4 for the three months ended June 30, 1998 compared to the same period in the prior year due to increased costs related to branch renovations and improvements.

         Data processing service expenses increased by $0.2 million or 5.5% to $3.0 million during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The increase is primarily due to costs associated with Year 2000 compliance issues along with costs associated with the second (and final) phase of the data conversion which is expected to be completed by the end of fiscal 1999.

         The Company's advertising expenses amounted to $1.1 million and $1.0 million for the three months ended June 30, 1998 and 1997, respectively. The increase reflects the Company's determination to increase its market presence through, in part, increased advertising in print media and radio.

         Other non-interest expenses, including miscellaneous items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees, decreased $0.3 million for the three months ended June 30, 1998 compared to the same period in the prior year.


INCOME TAXES.

         Income tax expense amounted to $7.4 million and $3.0 million for the three months ended June 30, 1998 and 1997, respectively. The increase experienced in the fiscal 1999 period reflected in part the increase in the Company's income before income taxes. In addition, the Company's effective tax rate for the three months ended June 30, 1998 was 40.5% compared to 29.5% for the three months ended June 30, 1997.

         As of June 30, 1998, the Company had a net deferred tax asset of $39.8 million. No valuation allowance was deemed necessary with respect to such asset.

REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 1998.

                              REQUIRED                   ACTUAL                     EXCESS

                        PERCENT      AMOUNT      PERCENT        AMOUNT       PERCENT       AMOUNT
                        -------      --------    -------        ------       -------       --------
                                                        (DOLLARS IN THOUSANDS)
Tier I leverage capital
 ratio(1)                 4.0%      $188,531       13.5%       $635,702        9.5%       $447,171

Risk-based capital
 ratios:
 Tier I                   4.0        113,140       22.5         635,702       18.5         522,562
 Total                    8.0        226,280       23.7         671,102       15.7         444,822

(1) Reflects the 4.0% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations.


LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-backed and mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-backed and mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds during the past five years. Such advances amounted to $14.3 million at June 30, 1998.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and debt and equity securities. At June 30, 1998, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans and other loans aggregating $223.5 million and $16.4 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve months ended June 30, 1999. Certificates of deposit scheduled to mature in one year or less at June 30, 1998, totaled $1.3 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.


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

         The Company utilizes a third party computer service bureau for most of its computer processing. All other computer systems used by the Company are PC based systems which operate using industry standard software systems that have been developed and are supported by third party software companies. Accordingly, the Company's costs to resolve Year 2000 issues are currently estimated at $3.0 million and are not considered material. The Year 2000 issue, however, creates risk for the Company from unforeseen problems in its computer processing and from the computer processing problems of other third parties with whom the Company conducts financial transactions. As a result, incomplete or untimely resolution of such Year 2000 problems may have an adverse impact on the operations of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which was filed with the Securities and Exchange Commission on June 26, 1998. There has been no material change in the Company's asset and liability position or the market value of the Bank's portfolio equity since March 31, 1998.

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

                                           INDEPENDENCE COMMUNITY BANK CORP.


Date:  August 12, 1998                      By:/s/ Charles J. Hamm
     -----------------                        --------------------
                                                   Charles J. Hamm
                                                   Chairman, President and
                                                   Chief Executive Officer



Date:  August 12, 1998                      By:/s/ John B. Zurell
      ----------------                        -------------------
                                                   John B. Zurell
                                                   Executive Vice President and
                                                   Chief Financial Officer