Form 10-Q
period 1998-09-30
INDEPENDENCE COMMUNITY BANK CORP
filed 1998-11-10
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ________

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


                195 Montague Street
                Brooklyn, New York                                   11201
           (Address of principal executive office)                 (Zip Code)


                                 (718) 722-5300
               (Registrant's telephone number, including are code)


  Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At October 31, 1998, the registrant had 76,043,750 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.



Table of Contents                                                     PAGE
--------------------------------------------------------------------------------
Part I      Financial Information

    Item 1  Financial Statements

            Consolidated Statements of Condition                        3
            as of September 30, 1998 (unaudited)
            and March 31, 1998

            Consolidated Statements of Income for                       4
            the three and six months ended
            September 30, 1998 and 1997 (unaudited)

            Consolidated Statements of Changes in                       5
            Stockholders' Equity for the six months
            ended September 30, 1998(unaudited)

            Consolidated Statements of Cash Flows                       6
            for the six months ended September 30,
            1998 and 1997(unaudited)

            Notes to Consolidated Financial                             7
            Statements (unaudited)

    Item 2  Management's Discussion and Analysis                        14
            of Financial Condition and Results of
            Operations

    Item 3  Quantitative and Qualitative Disclosures                    30
            About Market Risk

Part II     Other Information

    Item 1  Legal Proceedings                                           31

    Item 2  Changes in Securities                                       31

    Item 3  Defaults upon Senior Securities                             31

    Item 4  Submission of Matters to a Vote of                          31
            Security Holders

    Item 5  Other Information                                           32

    Item 6  Exhibits and Reports on Form 8-K                            32

Signatures                                                              33

                        INDEPENDENCE COMMUNITY BANK CORP.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (In Thousands, Except Share and Per Share Amounts)

                                                         SEPTEMBER 30,        MARCH 31,
                                                              1998              1998
                                                          -----------        -----------
                                                          (Unaudited)

ASSETS:
Cash and due from banks                                   $   299,277        $   747,868
Commercial paper                                               49,881             37,676
Federal funds sold                                            178,383             71,707
                                                          -----------        -----------
    Total cash and cash equivalents                           527,541            857,251
                                                          -----------        -----------

Securities available-for-sale:
  Investment securities                                       836,453          1,282,072
  Mortgage-backed and mortgage-related                        393,519             84,610
                                                          -----------        -----------
     Total securities available for sale                    1,229,972          1,366,682
                                                          -----------        -----------

Mortgage loans on real estate                               2,663,335          2,279,169
Other loans                                                   533,621            502,718
                                                          -----------        -----------
    Total loans                                             3,196,956          2,781,887
Less: Allowance for possible loan losses                       41,087             36,347
                                                          -----------        -----------
  Total loans, net                                          3,155,869          2,745,540
                                                          -----------        -----------

Premises, furniture and equipment, net                         64,342             61,443
Accrued interest receivable                                    27,430             24,395
Intangible assets, net                                         51,554             55,873
Other assets                                                  100,250            111,812
                                                          -----------        -----------
  Total assets                                            $ 5,156,958        $ 5,222,996
                                                          ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                  $ 3,295,112        $ 3,393,839
Borrowings on securities loaned                               266,710            701,160
Other borrowings                                              489,110             16,681
Escrow and other deposits                                      41,419             45,868
Accrued expenses and other liabilities                        124,529            116,324
                                                          -----------        -----------
  Total liabilities                                         4,216,880          4,273,872
                                                          -----------        -----------

Stockholders' equity
  Common stock ($.01 par value, 125,000,000
   shares authorized, 76,043,750 shares
   outstanding)                                                   760                760
  Additional paid-in-capital                                  740,596            741,277
  Unallocated common stock held by ESOP                       (95,164)           (97,636)
  Unearned common stock held by RRP                           (29,034)              --
  Retained earnings-substantially restricted                  320,304            298,876
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-
    for-sale, net of tax                                        2,616              5,847
                                                          -----------        -----------
  Total stockholders' equity                                  940,078            949,124
                                                          -----------        -----------

         Total liabilities and stockholders' equity       $ 5,156,958        $ 5,222,996
                                                          ===========        ===========




         See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                     FOR THE                        FOR THE
                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               ------------------------       -----------------------
                                                 1998            1997           1998           1997
                                               --------        --------       --------       --------

INTEREST INCOME:
  Mortgage loans on real estate                $ 48,000        $ 44,781       $ 93,439       $ 86,689
  Other loans                                     9,852          10,020         19,493         19,170
  Investment securities                          12,041           8,683         24,583         19,074
  Mortgage-backed and mortgage-related
    securities                                    5,364           3,009          7,517          6,232
  Other                                           6,318           2,518         16,065          4,437
                                               --------        --------       --------       --------
    Total interest income                        81,575          69,011        161,097        135,602
                                               --------        --------       --------       --------
INTEREST EXPENSE:
  Deposits                                       32,937          36,456         66,652         71,836
  Borrowings                                      6,793             298         11,318            598
                                               --------        --------       --------       --------
    Total interest expense                       39,730          36,754         77,970         72,434
                                               --------        --------       --------       --------
Net interest income                              41,845          32,257         83,127         63,168
Provision for loan losses                         2,325           3,123          4,657          5,353
                                               --------        --------       --------       --------
  Net interest income after
     provision for loan losses                   39,520          29,134         78,470         57,815
                                               --------        --------       --------       --------
NON-INTEREST INCOME:
  Net (loss) gain on sales of loans
  and securities                                     (8)             20             10             32
  Service fees                                    1,298           1,688          2,562          3,422
  Other                                           1,326             535          2,814            972
                                               --------        --------       --------       --------
  Total non-interest income                       2,616           2,243          5,386          4,426
                                               --------        --------       --------       --------

NON-INTEREST EXPENSE:
  Compensation and employee benefits              9,665           7,762         18,950         15,079
  Occupancy costs                                 3,587           3,342          6,987          6,148
  Data processing fees                            3,211           3,032          6,174          5,840
  Advertising                                     1,317             950          2,446          1,900
  FDIC insurance premiums                           309             307            608            621
  Amortization of intangible assets               2,155           2,170          4,319          4,401
  Other                                           5,059           3,977          9,200          8,389
                                               --------        --------       --------       --------
  Total non-interest expense                     25,303          21,540         48,684         42,378
                                               --------        --------       --------       --------

Income before provision for income taxes         16,833           9,837         35,172         19,863
Provision for income taxes                        6,314           3,344         13,744          6,300
                                               --------        --------       --------       --------
Net income                                     $ 10,519        $  6,493       $ 21,428       $ 13,563
                                               ========        ========       ========       ========

Basic earnings per share                       $   0.15             N/A       $   0.30            N/A
                                               ========        ========       ========       ========

Diluted earnings per share                     $   0.15             N/A       $   0.30            N/A
                                               ========        ========       ========       ========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)





                                                                                                              Accumulated
                                                          Additional  Unallocated    Unearned                   Other
                                                            Paid in   Common Stock  Common Stock   Retained  Comprehensive
                                             Common Stock   Capital   Held by ESOP  Held by RRP    Earnings     Income      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance-March 31, 1998                         $     760   $ 741,277    $ (97,636)   $    --      $ 298,876   $   5,847    $949,124
Comprehensive income:
   Net income for the six months ended
     September 30, 1998                             --          --           --           --         21,428        --        21,428
   Other comprehensive income, net of
     tax of $2,238
   Change in net unrealized gains on
     securities available-for-sale, net of
     reclassification adjustment of $0              --          --           --           --           --        (3,231)     (3,231)
                                               ---------   ---------    ---------    ---------    ---------   ---------    --------
Comprehensive income                                --          --           --           --        320,304       2,616      18,197
ESOP shares committed to be released                --          (236)       2,472         --           --          --         2,236
Issuance of grants under Recognition and
 Retention Plan                                     --          --           --        (29,134)        --          --       (29,134)
Purchase of shares granted under Recognition
 and Retention Plan                                 --           (73)                     --           --          --           (73)
Amortization of earned portion of Recognition
 and Retention Plan                                 --          --           --            100         --          --           100
Other conversion related costs                      --          (372)        --           --           --          --          (372)
                                               ---------   ---------    ---------    ---------    ---------   ---------    --------
Balance-September 30, 1998                     $     760   $ 740,596    $ (95,164)   $ (29,034)   $ 320,304   $   2,616    $940,078
                                               =========   =========    =========    =========    =========   =========    ========





See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               1998             1997
                                                            ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  21,428        $  13,563
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Provision for loan losses                                     4,657            5,353
  Net gain on sale of loans and securities                        (10)             (32)
  Amortization of deferred income and premiums                 (2,493)          (2,694)
  Amortization of intangibles                                   4,319            4,401
  Depreciation and amortization                                 3,712            3,347
  Deferred income tax benefit                                  (3,372)          (4,223)
  Amortization of unearned compensation of
    ESOP and RRP                                                2,337             --
  Increase in accrued interest receivable                      (3,035)          (6,558)
  Decrease in accounts receivable-securities
   transactions                                                 8,930          102,853
  Decrease in accrued expenses and other
   liabilities                                                (21,002)         (16,653)
  Other, net                                                   10,988           (5,068)
                                                            ---------        ---------
  Net cash provided by operating activities                    26,459           94,289
                                                            ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES:

  Loan originations and purchases                            (681,502)        (352,328)
  Principal payments on loans                                 233,659          168,085
  Proceeds from sale of loans                                  31,714            7,610
  Proceeds from sale of securities available-for-sale         173,400          178,610
  Proceeds from maturities of securities
   available-for-sale                                         555,158          116,281
  Principal collected on securities
    available-for-sale                                         47,656           28,225
  Purchases of securities available-for-sale                 (644,446)        (468,698)
  Proceeds from sales of other real estate                       --                197
  Net additions to premises, furniture and equipment           (6,611)          (4,009)
                                                            ---------        ---------
  Net cash used in investing activities                      (290,972)        (326,027)
                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Deposits purchased, net of premium                             --             65,972
  Net decrease in demand and savings deposits                (111,128)          (7,700)
  Net increase in time deposits                                12,401            8,645
  Net increase (decrease) in other borrowings                  37,979             (398)
  Net decrease in escrow and other deposits                    (4,449)          (4,710)
                                                            ---------        ---------
  Net cash (used in) provided by financing activities         (65,197)          61,809
                                                            ---------        ---------
  Net decrease in cash and cash equivalents                  (329,710)        (169,929)
  Cash and cash equivalents at beginning of period            857,251          374,636
                                                            ---------        ---------
  Cash and cash equivalents at end of period                $ 527,541        $ 204,707
                                                            =========        =========

SUPPLEMENTAL INFORMATION
  Income taxes paid                                         $  10,302        $   6,000
                                                            =========        =========
  Interest paid                                             $  38,207        $  35,680
                                                            =========        =========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION/FORM OF OWNERSHIP

         Independence Community Bank ("Bank"), formerly known as Independence Savings Bank, was originally founded as a New York chartered savings bank in 1850. In April 1992, the Bank organized into the mutual holding company form of organization pursuant to which the Bank became a wholly-owned stock savings bank subsidiary of a mutual holding company ("Mutual Holding Company").

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

         As part of the conversion, Independence Community Bank Corp. ("Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS"). The Company completed its initial public offering on March 13, 1998 in connection with the reorganization of the Mutual Holding Company and the Bank and issued 70,410,880 shares of stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Employee Stock Ownership Plan ("ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market.

         As part of the Plan of Conversion, the Company formed the Independence Community Foundation ("Foundation") and donated 5,632,870 shares of common stock of the Company. The establishment of the Foundation was in furtherance of the Company's and the Bank's commitment to the communities that they serve.

         Additionally, the Bank established, in accordance with the requirements of the New York State Banking Department ("Department"), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million which was equal to its capital as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the reorganization and conversion of the Bank and the Mutual Holding Company.

         The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if such declaration and payment would violate regulatory requirements or the provisions of Delaware law.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The accompanying financial statements were prepared in accordance with instructions to Form-10Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending March 31, 1999. These interim financial statements should be read in conjunction with the Company's audited financial statements and footnote disclosures contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

         Business

         The Company's principal business is conducted through the Bank which is a traditional, full service, community oriented savings bank headquartered in Brooklyn, New York. The Bank operates 33 full service offices located within the greater New York City metropolitan area of which 27 are located in the boroughs of Brooklyn and Queens with the remaining offices located in Manhattan, the Bronx, Staten Island and Nassau County, New York. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation ("FDIC"), which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

3.       EARNINGS PER SHARE.

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. ESOP shares that have not been allocated to participants' accounts or are not committed to be released for allocation are not considered outstanding for EPS calculation. Basic and diluted weighted average common shares outstanding were 70,552,467 and 70,576,375 shares, respectively, for the second quarter of fiscal 1999. For the six months ended September 30, 1998 basic and diluted weighted average common shares outstanding were 70,517,458 and 70,529,477 shares, respectively.

4.       BENEFIT PLANS

         Employee Stock Ownership Plan.

         To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. The collateral for the loan is the common stock of the Company purchased by the ESOP.

         Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the current and all remaining scheduled future principal and interest payments. ESOP participants will become 100% vested in the plan after three years of service. The compensation expense related to the 70,411 shares committed to be released during the second quarter was $1.0 million and was $2.2 million with respect to the 140,822 shares committed to be released during the six months ended September 30, 1998.

         Recognition and Retention Plan

         The 1998 Recognition and Retention Plan and Trust Agreement ("RRP") was approved at the September 25, 1998 Annual Shareholders' Meeting. The RRP may grant up to 4% of the Common Stock sold in the conversion, or 2,816,435 shares, to Officers, key employees and non-employee directors of the Company. All of the shares available to be granted will be acquired through open market purchases. On September 25, 1998 (the "anniversary date"), the Board of Directors issued grants of 2,188,517 shares of stock payable over a five year period at a rate of 20% per year, beginning one year from the anniversary date. As a result of the issuance, unearned compensation was recorded as an adjustment to equity for $29.1 million, which represents the 2,188,517 shares granted at the fair value of $13.3125 per share on the date of grant. The purchase of shares in the open market was completed subsequent to September 30, 1998.

         Stock Option Plan

         The 1998 Stock Option Plan ("Option Plan") was approved at the September 25, 1998 Annual Shareholders' Meeting. The Option Plan may grant up to 10% of the Common Stock sold in the conversion, or 7,041,088 shares, to Officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "anniversary date"), the Board of Directors issued options of 6,108,608 shares of stock vesting over a five year period at a rate of 20% per year, beginning one year from the anniversary date. The option price of $13.3125 per share is the fair value on the date of grant. Each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the six months ended September 30, 1998 or its statement of condition at September 30, 1998.


5.       COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial condition. Under existing accounting standards other comprehensive income is separately classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however is currently applicable to the Company. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999. All comparative financial statements provided for earlier periods have been restated to reflect application of the provisions. As the requirements of SFAS No. 130 are solely disclosure related, its implementation had no affect on the Company's financial condition or results of operations.

6. SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at September 30, 1998 are as follows:

                                                                         GROSS              GROSS          ESTIMATED
                                                       CARRYING        UNREALIZED         UNREALIZED         FAIR
                                                         VALUE            GAINS             LOSSES           VALUE
                                                       ----------       ----------       ----------        ----------
                                                                              (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                        $  746,301       $    3,622       $     (104)       $  749,819
   Municipals                                                 699             --               --                 699
   Corporate                                                  154             --                 (1)              153
                                                       ----------       ----------       ----------        ----------
  Total debt securities                                   747,154            3,622             (105)          750,671
                                                       ----------       ----------       ----------        ----------
 Equity securities:
   Preferred                                               44,600             --               --              44,600
   Common                                                  44,113            2,781           (5,712)           41,182
                                                       ----------       ----------       ----------        ----------
Total equity securities                                    88,713            2,781           (5,712)           85,782
                                                       ----------       ----------       ----------        ----------
Total investment securities                               835,867            6,403           (5,817)          836,453
                                                       ----------       ----------       ----------        ----------

Mortgage-backed and mortgage-related securities:
  FNMA Pass Through Certificates                            4,431              119             --               4,550
  GNMA Pass Through Certificates                           56,556            2,456              (16)           58,996
  FHLMC Pass Through
    Certificates                                            8,694              169              (24)            8,839
  Collateralized Mortgage
    Obligation Bonds                                      319,480            1,656               (2)          321,134
                                                       ----------       ----------       ----------        ----------
Total mortgage-backed and
  mortgage-related securities                             389,161            4,400              (42)          393,519
                                                       ----------       ----------       ----------        ----------
Total securities available-
  for-sale                                             $1,225,028       $   10,803       $   (5,859)       $1,229,972
                                                       ==========       ==========       ==========        ==========

The amortized cost and estimated fair value of securities available-for-sale at March 31, 1998 are as follows:


                                                                         GROSS              GROSS          ESTIMATED
                                                       CARRYING        UNREALIZED         UNREALIZED         FAIR
                                                         VALUE            GAINS             LOSSES           VALUE
                                                       ----------       ----------       ----------        ----------
                                                                              (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                        $1,087,219       $    2,906       $     (173)       $1,089,952
   Municipals                                               1,104             --               --               1,104
   Corporate                                                  226             --                 (2)              224
                                                       ----------       ----------       ----------        ----------
  Total debt securities                                 1,088,549            2,906             (175)        1,091,280
                                                       ----------       ----------       ----------        ----------
 Equity securities:
   Preferred                                              168,100             --               --             168,100
   Common                                                  17,533            5,265             (106)           22,692
                                                       ----------       ----------       ----------        ----------
Total equity securities                                   185,633            5,265             (106)          190,792
                                                       ----------       ----------       ----------        ----------
Total investment securities                             1,274,182            8,171             (281)        1,282,072
                                                       ----------       ----------       ----------        ----------

Mortgage-backed and mortgage-related securities:
  FNMA Pass Through Certificates                            5,294              124               (3)            5,415
  GNMA Pass Through Certificates                           63,566            2,939              (32)           66,473
  FHLMC Pass Through
    Certificates                                           11,500              179              (68)           11,611
  Collateralized Mortgage
    Obligation Bonds                                        1,090               21             --               1,111
                                                       ----------       ----------       ----------        ----------
Total mortgage-backed and
  mortgage related securities                              81,450            3,263             (103)           84,610
                                                       ----------       ----------       ----------        ----------
Total securities available-
  for-sale                                             $1,355,632       $   11,434       $     (384)       $1,366,682
                                                       ==========       ==========       ==========        ==========

7. LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                     AT                               AT
                                                SEPTEMBER 30,                       MARCH 31,
                                                    1998                              1998
                                      ------------------------------------------------------------------
                                                          PERCENT                             PERCENT
                                                            OF                                   OF
                                          AMOUNT           TOTAL               AMOUNT           TOTAL
                                      ------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)

Mortgage loans:
 Single-family residential            $    500,254             15.6%       $    505,051             18.2%
 Multi-family residential                1,981,039             62.0           1,605,058             57.6
 Commercial and other
  real estate                              192,120              6.0             178,463              6.4
                                      ------------     ------------        ------------     ------------
 Total principal balance
  mortgage loans                         2,673,413             83.6           2,288,572             82.2
 Less net deferred fees                     10,078              0.3               9,403              0.3
                                      ------------     ------------        ------------     ------------
Total mortgage loans                     2,663,335             83.3           2,279,169             81.9
                                      ------------                         ------------

Other loans:
 Cooperative apartment loans               416,495             13.0             380,866             13.7
 Student loans (guaranteed)                 42,413              1.3              43,946              1.6
 Home equity loans and lines                13,846              0.4              15,625              0.6
 Commercial business loans                  30,337              1.0              31,550              1.1
 Consumer and other loans                   30,709              1.0              30,869              1.1
                                      ------------     ------------        ------------     ------------
Total principal balance
 other loans                               533,800             16.7             502,856             18.1
Less unearned discount and
 deferred fees                                 179              0.0                 138              0.0
                                      ------------     ------------        ------------     ------------
 Total other loans                         533,621             16.7             502,718             18.1

Total loans receivable                   3,196,956            100.0%          2,781,887            100.0%
                                      ------------     ============        ------------     ============
Less: allowance for loan losses             41,087                               36,347
                                      ------------                         ------------
Loans receivable, net                 $  3,155,869                         $  2,745,540
                                      ============                         ============

8. NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of non-accrual loans, loans 90 days or more past due as to interest and principal and other loans which have been identified by the Company as presenting uncertainty with respect to the collectiblity of interest or principal

                                    AT SEPTEMBER 30, 1998      AT MARCH 31, 1998
                                    ---------------------      -----------------
                                                (DOLLARS IN THOUSANDS)

Non-accrual loans
  Mortgage loans:
   Single-family residential                   $ 3,353           $ 4,423
   Multi-family residential                        869             1,190
   Commercial and other                          2,594             4,782
  Other loans:
   Cooperative apartment loans                     504               509
   Consumer and commercial
     business loans(1)                             575               431
                                               -------           -------
     Total non-accrual loans                     7,895            11,335
                                               -------           -------
Loans past due 90 days or more as to:
  Interest and accruing                          1,271             1,607
  Principal and accruing(2)                     25,944            16,804
                                               -------           -------
     Total past due loans and
      accruing                                  27,215            18,411
                                               -------           -------
     Total non-performing loans                 35,110            29,746
                                               -------           -------
Other real estate owned, net(3)                    273               192
                                               -------           -------
Total non-performing assets                    $35,383           $29,938
                                               =======           =======
Allowance for loan losses as a
 percent of total loans                           1.29%             1.31%
Allowance for loan losses as a
 percent of non-performing loans                117.02            122.19
Non-performing loans as a percent of
 total loans                                      1.10              1.07
Non-performing assets as a percent
 of total assets                                  0.69              0.57

---------------
(1) Consists primarily of commercial business loans and home equity lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)   Net of related loss allowances.

9. ALLOWANCE FOR LOAN LOSSES.

      It is management's policy to maintain an allowance for loan losses based on total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans, and the number of loans requiring heightened management oversight. Management believes that based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to absorb future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses.

    The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------
                                                             1998               1997
                                                           --------           --------
                                                              (DOLLARS IN THOUSANDS)
     Allowance at beginning of period                      $ 36,347           $ 27,024
                                                           --------           --------
     Provision:
       Mortgage loans(1)                                      3,800              4,294
       Consumer and commercial business loans                   858              1,058
                                                           --------           --------
       Total provisions                                       4,658              5,352
                                                           --------           --------
     Charge-offs:
       Mortgage loans(1)                                        138                875
       Consumer and commercial business loans(2)                122                129
                                                           --------           --------
       Total charge-offs                                        260              1,004
                                                           --------           --------
     Recoveries:
       Mortgage loans(1)                                        237                299
       Consumer and commercial business loans (2)               105                148
                                                           --------           --------
       Total recoveries                                         342                447
                                                           --------           --------
     Net recoveries (charge-offs)                                82               (557)
                                                           --------           --------
     Allowance at end of period                            $ 41,087           $ 31,819
                                                           ========           ========

     Allowance for possible loan
       losses as a percent of total loans                      1.29%              1.18%

     Allowance for possible loan
       losses as a percent of total
       non-performing loans(3)                               117.02%            129.17%

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


10. RECENT DEVELOPMENTS.

      On October 23, 1998, the Company announced that its Board of Directors declared a quarterly cash dividend of three cents ($.03) per common share. The dividend is payable on November 17, 1998 to shareholders of record as of November 3, 1998.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-backed and mortgage-related securities and debt and equity securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. The Company's results of operations also are affected by the provision for loan losses, resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, gains and losses from the sales of loans and securities, and the level of its non-interest expense, including compensation and employee benefits, occupancy expense, data processing services and income tax expense.

      The Bank is a community-oriented savings bank which emphasizes customer service and convenience. As part of this strategy, the Company offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial strength by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing controlled asset growth, capital management and effective cost control practices while maintaining superior customer service.

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

CHANGES IN FINANCIAL CONDITION

GENERAL.

      Total assets at September 30, 1998 were $5.16 billion, a decrease of $66.0 million, or 1.3%, from $5.22 billion at March 31, 1998. During the first six months of fiscal 1999, Management has realigned the balance sheet by re-deploying shorter term investments (reflecting in large part the initial investment of the conversion proceeds) into higher yielding assets and began in the second quarter to strategically leverage the balance sheet to fund asset growth. This realignment and leveraging is evidenced by decreases during the six month period of $329.8 million in cash and cash equivalents and $136.7 million in securities available for sale while total loans increased $415.1 million.

CASH, CERTIFICATES OF DEPOSIT, COMMERCIAL PAPER AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS").

      Cash and cash equivalents decreased from $857.3 million at March 31, 1998 to $527.5 million at September 30, 1998. The $329.8 million decrease was principally due to a $434.5 million decrease in securities lending activities from $701.2 million at March 31, 1998 to $266.7 million at September 30, 1998. This decrease was partially offset by an increase of $106.7 million in Federal funds sold from $71.7 million at March 31, 1998 to $178.4 million at September 30, 1998. At the completion of the conversion to a public company, the Bank initially invested in U.S. Treasury Notes and Bills pending deployment of the conversion proceeds into loans and other higher earning assets. The Bank has for many years "lent" a portion of its U.S. Treasury securities to money center banks receiving cash as collateral. Under new accounting rules effective January 1, 1998, the obligation to return the cash upon receipt of the lent securities is deemed a borrowing while the cash, which is invested in cash equivalents, is reflected as an asset. During the first six months of fiscal 1999, the Company has systematically shifted a portion of its investments from U.S. Treasury securities into higher yielding mortgage loans and mortgage-related securities, and, as a result, reduced its securities lending activities. The increase in Federal funds sold is due to increased FHLB advances which will be used to fund mortgage loan and mortgage-related security commitments.

SECURITIES AVAILABLE-FOR-SALE.

      The aggregate securities available for sale portfolio (which includes investment securities and mortgage-backed and mortgage-related securities) decreased $136.7 million from $1.37 billion at March 31, 1998 to $1.23 billion at September 30, 1998. As of September 30, 1998 and March 31, 1998, the Company's investment securities totaled $836.5 million and $1.28 billion, respectively, all of which were classified as available for sale. Total securities were reduced during the six months as a result of the Company's determination to systematically shift a portion of its investments from U.S. Treasury securities into higher yielding mortgage loans and mortgage-related securities.

      The Company's mortgage-backed and mortgage-related securities, a substantial portion of which at September 30, 1998 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), increased from $84.6 million at March 31, 1998 to $393.5 million (all of which were classified as available for sale) at September 30, 1998.

      At September 30, 1998, the Company had a $4.9 million net unrealized gain on available-for-sale investment and mortgage-backed and mortgage-related securities.

LOANS, NET.

      Loans, net increased by $410.3 million or 14.9% to $3.16 billion at September 30, 1998 from $2.75 billion at March 31, 1998. During the first six months of fiscal 1999 the Company originated approximately $611.8 million of mortgage loans, compared to $307.2 million in the corresponding period of last year. These mortgage loans, primarily multi-family residential loans, were originated primarily for retention in its loan portfolio. This increased loan production is partially attributable to the current refinance market. The Company's continued emphasis on multi-family residential mortgage loans resulted in a net increase of $376.0 million, or 23.4%, in multi-family loans from $1.61 billion at March 31, 1998 to $1.98 billion at September 30, 1998. These loans currently comprise 62.0% of the loan portfolio compared to 57.6% at March 31, 1998.


NON-PERFORMING ASSETS.

      The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets amounting to 69 basis points at September 30, 1998 compared to 57 basis points at March 31, 1998. At September 30, 1998, the Company's non-performing assets consisted of $7.9 million of non-accrual loans, $1.3 million of loans past due 90 days or more as to interest and accruing, $25.9 million of loans past due 90 days or more as to principal and accruing ($20.5 million of which were multi-family loans and $4.1 million of which were commercial and other real estate loans) and $273,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets increased by $5.5 million to $35.4 million at September 30, 1998 from $29.9 million at March 31, 1998. This increase was primarily due to an increase in loans which are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.


ALLOWANCE FOR LOAN LOSSES.

      The Company's allowance for loan losses amounted to $41.1 million at September 30, 1998 as compared to $36.3 million at March 31, 1998. At September 30, 1998, the Company's allowance amounted to 1.29% of total loans and 117.0% of total non-performing loans compared to 1.31% and 122.2%, at March 31, 1998, respectively. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

      The Company's allowance for loan losses increased $4.8 million from March 31, 1998 to September 30, 1998 due to provisions of $4.7 million, and net recoveries of $0.1 million. The increase during the period was due to several factors, including the Company's increased investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area, an increase in the number of larger multi-family residential and individual cooperative apartment loans as compared to prior years.


INTANGIBLE ASSETS.

      The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i)the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (ii)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At September 30, 1998, intangibles totaled $51.6 million and consisted primarily of $20.9 million related to the acquisition of Bay Ridge and $30.7 million primarily related to the Branch Acquisitions. The Company's intangible assets decreased by $4.3 million to $51.6 million at September 30, 1998 from $55.9 million at March 31, 1998 as a result of the amortization of the intangible assets during the six months ended September 30, 1998. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized.

DEPOSITS.

      Deposits decreased $98.7 million or 2.9% to $3.30 billion at September 30, 1998 from $3.39 billion at March 31, 1998. The decrease was due to a $165.4 million outflow of deposits partially offset by interest credited of $66.7 million. The deposit outflows in the first quarter of the fiscal year were attributable to disintermediation primarily as a result of transfers to equities markets and, to a lesser extent, to other financial institutions conducting deposit gathering campaigns by paying above market rates. The rate of deposit outflow in the second quarter lessened due to the instability that has arisen in the equities market as well as special deposit programs instituted by the Company.

BORROWINGS.

      Borrowings increased $38.0 million or 5.3% to $755.8 million at September 30, 1998 compared to $717.8 million at March 31, 1998. The increase was principally due to a $473.0 million increase in FHLB borrowings primarily to fund the increases in the loan portfolio and mortgage-related securities pursuant to the implementation of the Company's leverage strategy and, to a lesser extent, the outflow of deposits. The increase was partially offset by a $434.5 million decrease in securities lending activities from $701.2 million at March 31, 1998 to $266.7 million at September 30, 1998. (See discussion in "Cash, Certificates of Deposit, Commercial Paper and Federal Funds Sold" regarding the decline in securities lending activity.)

EQUITY.

      At September 30, 1998, total equity amounted to $940.1 million, compared to $949.1 million at March 31, 1998. This $9.0 million decrease was primarily due to a $29.1 million adjustment to capital as a result of the issuance of grants under the recently adopted RRP and a $3.2 million decrease in the unrealized gain on securities available for sale. Such reductions were partially offset by net income of $21.4 million for the first six months of fiscal 1999. Tangible book value per share was $11.68 and the tangible equity to assets ratio was 17.23% at September 30, 1998.

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

                                                                  FOR THE THREE MONTHS ENDED
                                                                  --------------------------
                                               SEPTEMBER 30, 1998                            SEPTEMBER 30, 1997
                                 --------------------------------------------    -------------------------------------------
                                                                    (DOLLARS IN THOUSANDS
                                                                      AVERAGE                                        AVERAGE
                                  AVERAGE                              YIELD/     AVERAGE                             YIELD/
                                  BALANCE        INTEREST               COST      BALANCE        INTEREST              COST
                                 ----------     ----------              ----     ----------     ----------             ----
Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                 $2,502,953     $   48,000              7.67%    $2,144,126     $   44,781             8.35%
  Other loans:
   Cooperative apartment
    loans                           406,796          7,287              7.16        373,772          7,059             7.55
   Consumer and commercial
    business loans(2)               119,497          2,565              8.59        121,078          2,961             9.78
                                 ----------     ----------                       ----------     ----------
    Total loans                   3,029,246         57,852              7.64      2,638,976         54,801             8.31
Mortgage-backed and mortgage-
 related securities                 320,990          5,364              6.68        174,480          3,009             6.90
Investment securities               832,251         12,041              5.79        640,950          8,683             5.42
Other interest-earning
 assets(3)                          459,473          6,318              5.50        183,621          2,518             5.49
                                 ----------     ----------              ----     ----------     ----------             ----
  Total interest-earning
   assets                         4,641,960         81,575              7.03      3,638,027         69,011             7.59
                                                ----------                                      ----------

Non-interest-earning
 assets                             199,702                                         171,237
                                 ----------                                      ----------
  Total assets                   $4,841,662                                      $3,809,264
                                 ==========                                      ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)             $  634,227     $    3,571              2.23     $  495,671     $    3,371             2.73
  Savings deposits                  973,265          6,242              2.54      1,032,129          7,252             2.82
  Certificates of deposit         1,693,061         23,124              5.42      1,689,632         25,833             6.13
                                 ----------     ----------                       ----------     ----------
   Total deposits                 3,300,553         32,937              3.96      3,217,432         36,456             4.54
                                 ----------     ----------                       ----------     ----------
 Total borrowings                   469,168          6,793              5.74         16,599            298             7.20
                                 ----------     ----------                       ----------     ----------
 Total interest-bearing
  liabilities                     3,769,721         39,730              4.18      3,234,031         36,754             4.55
                                                ----------              ----                    ----------             ----
Non-interest-bearing
  liabilities                       110,480                                         248,056
                                 ----------                                      ----------
 Total liabilities                3,880,201                                       3,482,087
Total equity                        961,461                                         327,177
                                 ----------                                      ----------
 Total liabilities and
  equity                         $4,841,662                                      $3,809,264
                                 ==========                                      ==========
Net interest-earning
 assets                          $  872,239                                      $  403,996
                                 ==========                                      ==========
Net interest income/interest
 rate spread                                    $   41,845              2.85%                   $   32,257             3.04%
                                                ==========              ====                    ==========             ====
Net interest margin                                                     3.61%                                          3.55%
                                                                        ====                                           ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                           1.23x                                          1.12x
                                                                        ====                                           ====

                                                                 FOR THE SIX MONTHS ENDED
                                                                 ------------------------
                                             SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                                 -------------------------------------------    -------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
                                                                     AVERAGE                                        AVERAGE
                                  AVERAGE                             YIELD/      AVERAGE                            YIELD/
                                  BALANCE       INTEREST               COST       BALANCE     INTEREST                COST
                                 ----------    ----------              ----     ----------    ----------             ----
Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                 $2,413,693    $   93,439              7.74%    $2,144,126    $   86,689             8.09%
  Other loans:
   Cooperative apartment
    loans                           396,442        14,272              7.20        373,772        13,579             7.27
   Consumer and commercial
    business loans(2)               120,336         5,221              8.68        121,078         5,591             9.24
                                 ----------    ----------                       ----------    ----------
    Total loans                   2,930,471       112,932              7.71      2,638,976       105,859             8.02
Mortgage-backed and mortgage-
 related securities                 220,173         7,517              6.83        174,480         6,232             7.14
Investment securities               888,994        24,583              5.53        640,950        19,074             5.95
Other interest-earning
 assets(3)                          564,768        16,065              5.88        183,621         4,437             4.83
                                 ----------    ----------                       ----------    ----------
  Total interest-earning
   assets                         4,604,406       161,097              7.00      3,638,027       135,602             7.46
                                               ----------              ----                   ----------             ----

Non-interest-earning
 assets                             206,720                                        175,510
                                 ----------                                     ----------
  Total assets                   $4,811,126                                     $3,813,537
                                 ==========                                     ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)             $  658,805    $    7,111              2.15     $  495,671    $    6,728             2.71
  Savings deposits                  981,191        12,886              2.62      1,032,129        14,616             2.82
  Certificates of deposit         1,699,981        46,655              5.47      1,689,632        50,492             5.96
                                 ----------    ----------                       ----------    ----------
   Total deposits                 3,339,977        66,652              3.98      3,217,432        71,836             4.45
                                 ----------    ----------                       ----------    ----------
 Total borrowings                   396,862        11,318              5.69         16,599           598             7.19
                                 ----------    ----------                       ----------    ----------
 Total interest-bearing
  liabilities                     3,736,839        77,970              4.16      3,234,031        72,434             4.46
                                               ----------              ----                   ----------             ----
Non-interest-bearing
  liabilities                       117,189                                        257,582
                                 ----------                                  -------------
 Total liabilities                3,854,028                                      3,491,613
Total equity                        957,098                                        321,924
                                 ----------                                  -------------
 Total liabilities and
  equity                         $4,811,126                                  $   3,813,537
                                 ==========                                  =============
Net interest-earning
 assets                          $  867,567                                  $     403,996
                                 ==========                                  =============
Net interest income/interest
 rate spread                                   $   83,127           2.84%                     $   63,168             3.00%
                                               ==========           ====                      ==========             ====
Net interest margin                                                 3.61%                                            3.47%
                                                                    ====                                             ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                       1.23x                                            1.12x
                                                                    ====                                             ====

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

(4)   Includes NOW, money market and checking accounts.

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

                                       THREE MONTHS ENDED SEPTEMBER 30,1998               SIX MONTHS ENDED SEPTEMBER 30, 1998
                                 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997  COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997
                                 -------------------------------------------------  -----------------------------------------------
                                            Increase              Total Net                    Increase              Total Net
                                        (Decrease) due to          Increase                (Decrease) due to          Increase
                                       Rate          Volume       (Decrease)              Rate          Volume       (Decrease)
                                     --------       --------       --------             --------       --------       --------
Interest-earning assets:
Loans receivable:
 Mortgage loans                      $(18,621)      $ 21,840       $  3,219             $ (9,312)      $ 16,062       $  6,750
 Co-op apartment loans                 (2,236)         2,463            227                 (339)         1,032            693
 Consumer and commercial
  business loans(1)                      (357)           (38)          (395)                (290)           (80)          (370)
                                     --------       --------       --------             --------       --------       --------
Total loans receivable                (21,214)        24,265          3,051               (9,941)        17,014          7,073

Mortgage-backed securities               (633)         2,988          2,355                 (755)         2,040          1,285
Investment securities                     623          2,735          3,358
                                                                                          (3,713)         9,222          5,509
Other interest-earning assets            (184)         3,984          3,800                  925         10,703         11,628
                                     --------       --------       --------             --------       --------       --------

Total net change in income on
 interest-earning assets              (21,408)        33,972         12,564              (13,484)        38,979         25,495

Interest-bearing liabilities:
 Deposits:
  Demand deposits                      (2,892)         3,092            200               (3,241)         3,624            383
  Savings deposits                       (636)          (374)        (1,010)              (1,026)          (704)        (1,730)
  Certificates of deposit              (3,075)           366         (2,709)              (4,721)           884         (3,837)
                                     --------       --------       --------             --------       --------       --------
Total deposits                         (6,603)         3,084         (3,519)              (8,988)         3,804         (5,184)
Borrowings                             (2,910)         9,405          6,495                 (285)        11,005         10,720
                                     --------       --------       --------             --------       --------       --------

Total net change in expense on
 interest-bearing liabilities          (9,513)        12,489          2,976               (9,273)        14,809          5,536
                                     --------       --------       --------             --------       --------       --------

Net change in net interest
 income                              $(11,895)      $ 21,483       $  9,588             $ (4,211)      $ 24,170       $ 19,959
                                     ========       ========       ========             ========       ========       ========

------------------
(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, personal loans, credit card loans, and commercial business loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL.

      The Company reported a 62.0% increase in net income of $10.5 million, or $0.15 per diluted share, for the quarter ended September 30, 1998 compared to $6.5 million for the same quarter in the prior year. Per share amounts are not applicable for the quarter ended September 30, 1997 since the Company's conversion to a public company was not completed until March 1998.

      The $4.0 million increase in net income during the three months ended September 30, 1998 compared to the same period in the prior year was primarily due to a $9.5 million increase in net interest income combined with a $0.8 million decrease in provision for loan losses partially offset by a $3.8 million increase in non-interest expense and a $3.0 million increase in the provision for income taxes.

NET INTEREST INCOME.

      Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the associated interest rate earned or paid on them. The Company's net interest margin was 3.61% and 3.55% for the three months ended September 30, 1998 and 1997, respectively. The 6 basis point increase in net interest margin for the three months was due to the increase in the ratio of average interest-earning assets to average interest-bearing liabilities as a direct result of the investment of the net proceeds received from the Company's subscription offering.

      Net interest income increased by $9.5 million or 29.7% to $41.8 million for the three months ended September 30, 1998 as compared to the period ended September 30, 1997. The increase was due to a $12.5 million increase in interest income offset in part by a $3.0 million increase in interest expense. The growth in net interest income reflects primarily the $1.0 billion increase in average interest-earning assets during the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This was partially offset by a lower interest rate environment resulting from the flattening of the yield curve as well as compression associated with the leveraging of the balance sheet.

      The increase in interest income was primarily due to a $1.0 billion increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 7.59% to 7.03%. Interest income on loans increased $3.1 million due to a $390.3 million increase in the average balance of loans partially offset by a 67 basis point decline in the yield earned on loans from 8.31% for the fiscal 1998 period to 7.64% for the fiscal 1999 period. The decline in yield reflects the effects of originations at lower current interest rates combined with the repricing downward of some of the Company's adjustable-rate loans. Income on investment securities increased $3.4 million due to a $191.3 million increase in the average balance of investment securities along with an increase in the yield earned from 5.42% for the quarter ended September 30, 1997 to 5.79% for the quarter ended September 30, 1998. Interest income on mortgage-backed and mortgage-related securities increased $2.4 million during the second quarter of fiscal 1999 compared to the same period in fiscal 1998 as a result of a $146.5 million increase in the average balance of these securities which was partially offset by a 22 basis point decline in the yield earned. Income on other interest-earning assets increased $3.8 million in the current quarter compared to the prior year quarter due to $4.1 million of interest income earned from securities lending activities, which in fiscal 1998 was recorded net of its associated interest expense as fee income in other non-interest income, along with a $.2 million increase in interest on federal funds. This increase was due to the investment in short-term securities, resulting from increased FHLB advances, in order to fill mortgage loan and mortgage-related security commitments.

      Interest expense increased $3.0 million or 8.1% for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, with the increase due primarily to a $4.1 million increase in interest paid on borrowing related to securities lending activities, which in the prior year was reflected net of its associated interest income as fee income in other non-interest income. Interest expense on borrowings also increased by $2.4 million as a result of an increase in FHLB borrowings associated with the Company's plan to leverage the balance sheet. This increase was partially offset by a decrease of $3.5 million in interest paid on deposits due to a 58 basis point decline in the average rate paid on deposits to 3.96% for the quarter ended September 30, 1998 compared to 4.54% for the quarter ended September 30, 1997 which was partially offset by an $83.1 million increase in the average balance of deposits.

PROVISION FOR LOAN LOSSES.

      The Company's provision for loan losses decreased 25.5% from $3.1 million for the three months ended September 30, 1997 to $2.3 million for the three months ended September 30, 1998. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which while not delinquent may be subject to greater risk of loss as well as the increased level of non-performing assets.


NON-INTEREST INCOME.

      Non-interest income increased $0.4 million or 16.6% from $2.2 million for the three months ended September 30, 1997 to $2.6 million for the three months ended September 30, 1998. The increase was primarily due to a $.8 million increase in other non-interest income partially offset by a $0.4 million decline in service fee income. The rise in other non-interest income was principally due to a $1.0 million increase in mortgage prepayment fees for the current quarter compared to the prior year quarter resulting from the current refinance market. The $0.4 million decline in service fee income is partially attributable to the new accounting rules effective January 1, 1998 regarding the recording of securities lending. For the quarter ended September 30, 1997 income from securities lending was recorded as non-interest income while in the current quarter ended September 30, 1998 it was included as part of net interest income. For the quarter ended September 30, 1997 the Company recorded $142,000 as income relating to securities lending. Service fee income is also lower due to a $43,000 decline in fees associated with the sales of annuities and mutual funds during the current quarter. The contract with a third party provider to sell these products expired in January 1998 and the Company negotiated a contract with a new provider and resumed the sale of these products late in the second quarter of fiscal 1999. The remainder of the decline in service fee income is due to lower deposit-based fees.

NON-INTEREST EXPENSES.

      Non-interest expense amounted to $25.3 million for the quarter ended September 30, 1998 compared to $21.5 million for the quarter ended September 30, 1997. The $3.8 million growth in expenses was attributable primarily to increases in personnel costs of $1.9 million, other non-interest expenses of $1.1 million, occupancy costs of $0.2 million and data processing service expenses of $0.2 million.

      Compensation and employee benefits expense increased $1.9 million or 24.5% to $9.7 million for the three months ended September 30, 1998 as compared to the same period in the prior year. The increase was due to the combined effect of $1.2 million of benefits related to the ESOP and the RRP as well as $0.7 million of staff additions and normal merit increases.

      Data processing service expenses increased by $0.2 million or 5.9% to $3.2 million during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase was primarily due to costs associated with Year 2000 compliance issues.

      The Company's advertising expenses amounted to $1.3 million and $1.0 million for the three months ended September 30, 1998 and 1997, respectively. The increase reflects the Company's determination to increase its market presence through, in part, increased advertising in print media and radio.

      Other non-interest expenses increased $1.1 million for the three months ended September 30, 1998 compared to the same period in the prior year. These expenses included items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security, as well as certain professional fees and expenditures associated with being a public company.


INCOME TAXES.

      Income tax expense amounted to $6.3 million and $3.3 million for the three months ended September 30, 1998 and 1997, respectively. The increase experienced in the fiscal 1999 period reflected in part the increase in the Company's income before income taxes. In addition, the Company's effective tax rate for the three months ended September 30, 1998 was 37.5% compared to 34.0% for the three months ended September 30, 1997.

As of September 30, 1998, the Company had a net deferred tax asset of $43.0 million. No valuation allowance was deemed necessary with respect to such asset.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL.

         The Company's net income for the six months ended September 30, 1998 increased $7.9 million, or 58.0% to $21.4 million, or $0.30 per diluted share, compared to the six months ended September 30, 1997. Per share amounts are not applicable for the six months ended September 30, 1997 since the Company's conversion to a public company was not completed until March 1998.

         The $7.9 million increase in net income during the six months ended September 30, 1998 compared to the same period in the prior year was primarily due to increases of $20.0 million in net interest income and $1.0 million in non-interest income along with a $0.7 million decrease in provision for loan losses. These increases to income were partially offset by a $6.3 million increase in non-interest expense and a $7.4 million increase in the provision for income taxes.

NET INTEREST INCOME.

         The Company's net interest margin was 3.61% and 3.47% for the six months ended September 30, 1998 and 1997, respectively. The 14 basis point increase in net interest margin for the six months was due to the increase in the ratio of average interest-earning assets to average interest-bearing liabilities as a direct result of the investment of the net proceeds received from the Company's subscription offering.

         Net interest income increased by $20.0 million or 31.6% to $83.1 million for the six months ended September 30, 1998 as compared to the same period in 1997. The increase was due to a $25.5 million increase in interest income offset in part by a $5.5 million increase in interest expense. The growth in net interest income reflects primarily the $966.4 million increase in average interest-earning assets during the six months ended September 30, 1998 compared to the six months ended September 30, 1997, which was partially offset by a general compression in interest rate spread due to general declines in market rates of interest. The increase in average earning assets for the six months period was primarily due to the investment of the net proceeds from the Company's conversion to the stock holding company form of organization during the fourth quarter of fiscal 1998 as well as the effect of implementation of a new accounting treatment for securities lending activities, and to a lesser extent, the use of FHLB advances to fund asset growth in mortgage loans and investment securities as part of the Company's leverage strategy.
 .
         The increase in interest income was primarily due to a $966.4 million increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 7.46% to 7.00%. Interest income on loans increased $7.1 million due to a $291.5 million increase in the average balance of loans partially offset by a 31 basis point decline in the yield earned on loans from 8.02% for the fiscal 1998 period to 7.71% for the fiscal 1999 period. The decline in yield reflects the effects of originations at lower current interest rates combined with a lower repricing rate with respect to some of the Company's adjustable-rate loans. Income on investment securities increased $5.5 million due to a $248.0 million increase in the average balance of investment securities which was partially offset by a decline in the yield earned from 5.95% for the six months ended September 30, 1997 to 5.53% for the six months ended September 30, 1998. Interest income on mortgage-backed and mortgage-related securities increased $1.3 million during the first six months of fiscal 1999 compared to the same period in fiscal 1998 as a result of a $45.7 million increase in the average balance of these securities which was partially offset by a 31 basis point decline in the yield earned resulting from the general decline in market rates of interest. Income on other interest-earning assets increased $11.6 million in the current six months compared to the prior year six months primarily due to $8.4 million of interest income earned from securities lending activities, which in fiscal 1998 was recorded net of its associated interest expense as fee income in other non-interest income, along with a $2.5 million increase in interest on federal funds. This increase was due to the build-up of short-term investments, as a result of increased FHLB borrowings, which funds have yet to be re-deployed into higher yielding mortgage loans and mortgage related securities.

         Interest expense increased $5.5 million or 7.6% for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997, with the increase due primarily to a $8.3 million increase in interest paid on borrowings related to the Company's securities lending activities, which in the prior year was reflected, net of its associated interest income, as fee income in other non-interest income. Interest expense on borrowings also increased by $2.4 million as a result of the increased FHLB borrowings. This increase was partially offset by a decrease of $5.2 million in interest paid on deposits due to a 47 basis point decline in the average rate paid on deposits to 3.98% for the six months ended September 30, 1998 compared to 4.45% for the six months ended September 30, 1997 which was partially offset by an $122.5 million increase in the average balance of deposits.


PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses decreased by $0.7 million or 13.0% to $4.7 million as compared to $5.4 million for the same period in the prior year. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which while not delinquent may be subject to greater risk of loss than single-family owner occupied residential loans.


NON-INTEREST INCOME.

         For the six months ended September 30, 1998 non-interest income increased $1.0 million or 21.7% from $4.4 million for the six months ended September 30, 1997 to $5.4 million for the six months ended September 30, 1998. The increase was primarily due to a $1.8 million increase in other non-interest income partially offset by a $0.9 million decline in service fee income. The rise in other non-interest income was principally due to a $1.7 million increase in mortgage prepayment fees for the current year compared to the prior year resulting from an acceleration in refinancings. The $0.9 million decline in service fee income is partially attributable to the new accounting rules effective January 1, 1998 regarding the recording of securities lending. For the six months ended September 30, 1997 income from securities lending was recorded as non-interest income while in the six months ended September 30, 1998 it was included as part of net interest income. For the six months ended September 30, 1997 the Company recorded $319,000 as income relating to securities lending. Service fee income is also lower due to a $219,000 decline in fees associated with the sales of annuities and mutual funds during the current six months. The contract with a third party provider to sell these products expired in January 1998 and the Company negotiated a contract with a new provider and resumed the sale of these products late in the second quarter of fiscal 1999. The remainder of the decline in service fee income is due to lower deposit-based fees.


NON-INTEREST EXPENSES.

         Non-interest expense increased by $6.3 million, or 14.9%, to $48.7 million for the six months ended September 30, 1998. The increase in expenses was attributable to increases in personnel costs of $3.9 million, occupancy costs of $0.8 million, other non-interest expenses of $0.8 million, and data processing service expenses of $0.3 million.

         Compensation and employee benefits expense increased $3.9 million, or 25.7%, to $19.0 million for the six months ended September 30, 1998 as compared to the same period in the prior year. The increase was due to the combined effect of $2.3 million of benefits related to the ESOP and RRP as well as $1.6 million related to staff additions and normal merit increases.

         Occupancy costs increased $0.8 million to $7.0 for the six months ended September 30, 1998 compared to the same period in the prior year. These costs increased due to costs related to branch renovations and improvements

         Data processing service expenses increased $0.3 million, or 5.7%, to $6.2 million during the six months ended September 30, 1998, respectively as compared to the six months ended September 30, 1997. The increase was primarily due to costs associated with Year 2000 compliance issues. See "The Year 2000 Issue".

         For the six months ended September 30, 1998 advertising expense amounted to $2.4 million as compared to $1.9 million for the six months ended September 30, 1997. The increase reflects the Company's determination to increase its market presence through, in part, increased advertising in print media and radio.

         Other non-interest expenses increased $0.8 million for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997. These expenses included items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security, as well as certain professional fees and expenditures associated with being a public company.


INCOME TAXES.

         Income tax expense amounted to $13.7 million and $6.3 million during the six months ended September 30, 1998 and 1997, respectively. The increase experienced in the fiscal 1999 period reflected in part the increase in the Company's income before income taxes. In addition, the Company's effective tax rate for the six months ended September 30, 1998 was 39.1% compared to 31.7% for the six months ended September 30, 1997.

REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 1998.

                                  REQUIRED                  ACTUAL                   EXCESS
                             PERCENT    AMOUNT        PERCENT    AMOUNT        PERCENT    AMOUNT
                             -------    ------        -------    ------        -------    ------
                                                    (DOLLARS IN THOUSANDS)
Tier I leverage capital
 ratio(1)                      4.0%    $193,666        13.3%    $646,099         9.3%    $452,433

Risk-based capital
 ratios:
 Tier I                        4.0      125,691        20.6      646,099        16.6      520,408
 Total                         8.0      251,382        21.8      685,400        13.8      434,018

----------
(1) Reflects the 4.0% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations.


LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-backed and mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-backed and mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. Historically the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds during the past five years. However, due to the increased demand for mortgage loans during the first six months of fiscal 1999 and as part of the Company's recently initiated leverage strategy, the Company has increased its FHLB advances to $477.4 million at September 30, 1998.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and debt and equity securities. At September 30, 1998, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans and other loans aggregating $143.4 million and $18.4 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve months ended September 30, 1999. Certificates of deposit scheduled to mature in one year or less at September 30, 1998, totaled $1.3 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.


THE YEAR 2000 ISSUE

                  The Year 2000 Issue ("Y2K Issue") is the result of computer programs which were written using two digits rather than four to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations.

         In order to be ready for the year 2000 the Company has developed a Year 2000 Testing Assurance Plan(TM) (the "Assurance Plan") which was presented to the Information Technology Committee of the Board of Directors in March 1998. The Assurance Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The Company assigned responsibility for the implementation of the Assurance Plan to the Year 2000 Steering Committee which reports to the Information Technology Committee of the Board of Directors on a quarterly basis. The Steering Committee includes the Company's Chief Executive Officer and other members of executive management. This Committee has engaged an independent consultant to act as project manager of the Y2K project. The Company has established an advisory council as well as both research and implementation support teams, consisting of Company personnel who have relevant expertise in the various application systems, to perform planning and testing for Y2K compliance.

         The Assurance Plan recognizes that the Company's operating, processing and accounting systems are computer reliant and could be affected by the Y2K Issue. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities safekeeping services, securities pricing information, etc.).

         The Assurance Plan is divided into three phases. Phase 1: Risk Assessment and Planning, Phase 2: Development and Testing Preparation and Phase 3: Testing and Validation.

         Phase 1: Risk Assessment and Planning - This phase identified each application and interface, facilities and hardware utilized by the Company and prioritized them by the level of risk (business critical, medium and low) they impose on the operations of the Company. The Company identified 42 business critical systems (operations will be significantly impacted if the system is not Year 2000 compliant), 23 medium risk systems (operations will be impacted mainly from a productivity perspective, but the risk to the Company can be identified and managed) and 15 low risk systems (normal business operations of the Company will be minimally impacted, if at all, if the system is not Year 2000 compliant). Substantially all of the Company's vendors of its business critical and medium risk applications have provided written assurances that their products and services will be Year 2000 compliant. Of the 75 combined business critical and medium risk systems, approximately 34% are provided by the Company's data service processor which has informed the Company that they have completed testing of their systems and are Year 2000 compliant. Based upon initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure business critical systems will function properly. This phase is approximately 100% complete at September 30, 1998.

         Phase 2: Development and Testing Preparation - This phase of the Assurance Plan is the comprehensive preparation for the actual testing and validation of assertions made by third party providers that they are Year 2000 compliant. During this phase, the vendors will prepare their test system environment and the Company will define and document all test scenarios and test cases. This phase is approximately 100% complete at September 30, 1998.

         Phase 3 - Testing and Validation - The third and final phase of the Assurance Plan involves a comprehensive testing process by the Company that employs both unit testing and full integration/confirmation testing. The Company began testing business critical and medium risk applications in September 1998 and expects completion by March 1999.

         The Company has received assurances that third party products and services will be Year 2000 compliant. However, these assurances are not guarantees and may not be enforceable. The contracts with such vendors do not include Year 2000 certification or warranties. Thus, in the event such vendors' products and/or services are not Year 2000 compliant, the Company's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Y2K Issue could have a material impact on the operations of the Company.

         The Y2K Issue also affects certain of the Company's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of April 1998, the Company had contacted all of its large borrowers regarding the customers' awareness of the Y2K Issue. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations, that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

         The Company has completed a Year 2000 contingency plan for 100% of its identified business critical and medium risk applications including contingency plans which address operational policies and procedures in the event of data processing, electrical power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of business critical or medium risk applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. Such plans include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate. Also, the Company has entered into a contingency contract with an independent data service provider in the event that the current data service provider (representing approximately 34% of the business critical and medium risk applications) fails to become Year 2000 compliant by January 1999.

         The costs of modifications to the existing software are being primarily absorbed by the third party vendors. However, the Company recognizes that the need to purchase new hardware and software. Based upon current estimates, the Company has identified approximately $3.0 million in total costs, including hardware, software, and other costs, for completing the Year 2000 project. Of that amount, approximately $0.3 million and $0.7 million was expensed during the fiscal year ended March 31, 1998 and the six months ended September 30, 1998, respectively. The Company has budgeted $0.7 million for the remaining six months of fiscal 1999.

         The FDIC and other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. Any institution's failure to address appropriately the Year 2000 problem could result in supervisory action. The Bank has been examined for Year 2000 compliance by the FDIC and New York State Banking Department and is schedule to be examined again in the first quarter of calendar 1999.

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

         Item 1   Legal Proceedings
                  Not applicable

         Item 2   Changes in Securities
                  Not applicable

         Item 3   Defaults upon Senior Securities
                  Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Stockholders on September 25,1998. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated August 14, 1998. Of the 76,043,750 shares eligible to vote at the meeting, 65,079,818 were represented in person or by proxy.

         (b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected for a three year term expiring in 2001, as follows:

                                           No. of Votes          No. of Votes
                                               For                 Withheld
                                           ------------          ------------
                     Robert B. Catell       63,460,802             1,619,016
                     Rohit M. Desai         63,436,991             1,642,827
                     Robert W. Gelfman      63,445,905             1,633,913
                     Charles J. Hamm        63,345,163             1,734,655
                     Scott M. Hand          63,463,027             1,616,791


            The following directors are serving terms of office that continue through 1999 and 2000, as noted:


                     Director                        Year Term Expires
                     --------                        -----------------
                     Willard N. Archie               1999
                     Donald H. Elliott               1999
                     Janine Luke                     1999
                     Malcolm MacKay                  1999
                     Chaim Edelstein                 2000
                     Donald Kolowsky                 2000
                     Joseph S. Morgano               2000
                     Wesley D. Ratcliff              2000

         (c) Three additional proposals were submitted for a vote, with the following results:

                                     No. of Votes        No. of Votes          No. of Votes       No. of Broker
                                          For               Against             Abstaining          Non-Votes
                                     ------------        ------------          ------------       -------------
      (1) Approval of the
          1998 Stock Option
          Plan                        38,241,609           6,031,965             1,082,897         19,723,347

      (2) Approval of the
          1998 Recognition
          and Retention
          Plan and Trust
          Agreement                   38,151,272           6,674,303             1,247,528         19,006,715

      (3) Ratification of
          the appointment of
          Ernst & Young LLP
          as independent
          auditors for the
          fiscal year ending
          March 31, 1999               63,401,849            966,042               711,927                N/A


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

                                      INDEPENDENCE COMMUNITY BANK CORP.


Date:  November 6, 1998               By:/s/ Charles J. Hamm
       ----------------                  --------------------------------
                                             Charles J. Hamm
                                             Chairman, President and
                                               Chief Executive Officer



Date:  November 6, 1998               By:/s/ John B. Zurell
       ----------------                  --------------------------------
                                             John B. Zurell
                                             Executive Vice President and
                                               CHIEF FINANCIAL OFFICER