Form 10-Q
period 1998-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 1999-02-12
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ____________

                         Commission File Number 0-23229
                        INDEPENDENCE COMMUNITY BANK CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                         13-3387931
             --------                                         ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


         195 Montague Street
         Brooklyn, New York                                      11201
         ------------------                                      -----
(Address of principal executive office)                      (Zip Code)


                                 (718) 722-5300
                                 --------------
               (Registrant's telephone number, including are code)


      Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At February 8, 1999, the registrant had 71,421,563 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.

Table of Contents                                                       PAGE
-----------------                                                       ----
Part I                  Financial Information

            Item 1      Financial Statements

                        Consolidated Statements of Condition            3
                        as of December 31, 1998 (unaudited)
                        and March 31, 1998

                        Consolidated Statements of Income for           4
                        the three and nine months ended
                        December 31, 1998 and 1997 (unaudited)

                        Consolidated Statements of Changes in           5
                        Stockholders' Equity for the nine months
                        ended December 31, 1998(unaudited)

                        Consolidated Statements of Cash Flows           6
                        for the nine months ended
                        December 31, 1998 and 1997(unaudited)

                        Notes to Consolidated Financial                 7
                        Statements (unaudited)

            Item 2      Management's Discussion and Analysis            16
                        of Financial Condition and Results of
                        Operations

            Item 3      Quantitative and Qualitative Disclosures        32
                        About Market Risk

Part II                 Other Information

            Item 1      Legal Proceedings                               33

            Item 2      Changes in Securities                           33

            Item 3      Defaults upon Senior Securities                 33

            Item 4      Submission of Matters to a Vote of              33
                        Security Holders

            Item 5      Other Information                               33

            Item 6      Exhibits and Reports on Form 8-K                34

Signatures                                                              35

                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)


                                                        DECEMBER  31,         MARCH 31,
                                                            1998                1998
                                                        -----------         -----------
                                                        (Unaudited)
ASSETS:
Cash and due from banks                                 $   164,658         $   747,868
Commercial paper                                             18,547              37,676
Federal funds sold                                           96,265              71,707
                                                        -----------         -----------
       Total cash and cash equivalents                      279,470             857,251
                                                        -----------         -----------

Securities available-for-sale:
  Investment securities                                     783,677           1,282,072
  Mortgage-backed and mortgage-related                      736,959              84,610
                                                        -----------         -----------
      Total securities available for sale                 1,520,636           1,366,682
                                                        -----------         -----------

Mortgage loans on real estate                             2,758,826           2,279,169
Other loans                                                 543,707             502,718
                                                        -----------         -----------
      Total loans                                         3,302,533           2,781,887
Less: Allowance for possible loan losses                     44,140              36,347
                                                        -----------         -----------
      Total loans, net                                    3,258,393           2,745,540
                                                        -----------         -----------

Premises, furniture and equipment, net                       65,845              61,443
Accrued interest receivable                                  30,341              24,395
Intangible assets, net                                       49,399              55,873
Other assets                                                109,287             111,812
                                                        -----------         -----------
      Total assets                                      $ 5,313,371         $ 5,222,996
                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                $ 3,412,226         $ 3,393,839
Borrowings on securities loaned                              55,620             701,160
Other borrowings                                            738,446              16,681
Escrow and other deposits                                    33,466              45,868
Accrued expenses and other liabilities                      159,671             116,324
                                                        -----------         -----------
      Total liabilities                                   4,399,429           4,273,872
                                                        -----------         -----------

Stockholders' equity
  Common stock ($.01 par value, 125,000,000
   shares authorized, 76,043,750 shares issued;
   74,124,350 shares and 76,043,750 shares
   outstanding at December 31, 1998 and
   March 31, 1998, respectively)                                760                 760
  Additional paid-in-capital                                739,173             741,277
  Treasury stock at cost; 1,919,400 shares                  (29,919)                 --
  Unallocated common stock held by ESOP                     (93,928)            (97,636)
  Unearned common stock held by RRP                         (35,366)                 --
  Retained earnings-substantially restricted                329,654             298,876
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-
    for-sale, net of tax                                      3,568               5,847
                                                        -----------         -----------
      Total stockholders' equity                            913,942             949,124
                                                        -----------         -----------

      Total liabilities and stockholders' equity        $ 5,313,371         $ 5,222,996
                                                        ===========         ===========


      See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         FOR THE                        FOR THE
                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       DECEMBER 31,                   DECEMBER 31,
                                                ------------------------        ------------------------
                                                  1998            1997            1998            1997
                                                --------        --------        --------        --------
INTEREST INCOME:
  Mortgage loans on real estate                 $ 51,227        $ 43,849        $144,665        $130,538
  Other loans                                      9,953           9,579          29,446          28,749
  Investment securities                           12,574           8,660          37,158          27,734
  Mortgage-backed and mortgage-related
    securities                                     7,477           2,656          14,994           8,888
  Other                                            4,719           2,464          20,784           6,901
                                                --------        --------        --------        --------
    Total interest income                         85,950          67,208         247,047         202,810
                                                --------        --------        --------        --------

INTEREST EXPENSE:
  Deposits                                        33,622          35,977         100,274         107,813
  Borrowings                                       9,862             293          21,180             891
                                                --------        --------        --------        --------
    Total interest expense                        43,484          36,270         121,454         108,704
                                                --------        --------        --------        --------
Net interest income                               42,466          30,938         125,593          94,106
Provision for loan losses                          3,107           2,327           7,764           7,680
                                                --------        --------        --------        --------
      Net interest income after
         provision for loan losses                39,359          28,611         117,829          86,426
NON-INTEREST INCOME:
  Net gain on sales of loans
      and securities                                  37              32              47              63
  Service fees                                     1,374           1,581           3,936           5,003
  Other                                            1,304           1,057           4,118           2,030
                                                --------        --------        --------        --------
      Total non-interest income                    2,715           2,670           8,101           7,096
                                                --------        --------        --------        --------

NON-INTEREST EXPENSE:
  Compensation and employee benefits              10,094           7,068          29,044          22,147
  Occupancy costs                                  3,593           3,229          10,580           9,376
  Data processing fees                             3,075           2,844           9,249           8,684
  Advertising                                      1,041           1,250           3,487           3,150
  FDIC insurance premiums                            279             292             887             913
  Amortization of intangible assets                2,155           2,170           6,474           6,571
  Other                                            4,865           4,275          14,065          12,665
                                                --------        --------        --------        --------
      Total non-interest expense                  25,102          21,128          73,786          63,506
                                                --------        --------        --------        --------

Income before provision for income taxes          16,972          10,153          52,144          30,016
Provision for income taxes                         5,509           2,708          19,253           9,008
                                                --------        --------        --------        --------
Net income                                      $ 11,463        $  7,445        $ 32,891        $ 21,008
                                                ========        ========        ========        ========

Basic earnings per share                        $   0.17             N/A        $   0.47             N/A
                                                ========        ========        ========        ========

Diluted earnings per share                      $   0.17             N/A        $   0.47             N/A
                                                ========        ========        ========        ========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE COMMUNITY BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
                               (In Thousands, Except Share Amounts)
                                  (Unaudited)



                                                                       Additional                      Unallocated
                                                           Common        Paid in        Treasury      Common Stock
                                                           Stock         Capital          Stock       Held by ESOP
                                                         ---------      ---------       ---------       ---------
Balance-March 31,1998                                    $     760      $ 741,277       $      --       $ (97,636)
Comprehensive income:
   Net income for the nine months ended
     December 31, 1998                                          --             --              --              --
   Other comprehensive income, net of tax of $3,174
   Change in net unrealized gains on
     securities available-for-sale, net of
     reclassification adjustment of $0                          --             --              --              --
                                                         ---------      ---------       ---------       ---------
Comprehensive income                                            --             --              --              --
Repurchase of common stock (1,919,400 shares)                   --             --         (29,919)             --
Dividends paid                                                  --             --              --              --
ESOP shares committed to be released                            --           (485)             --           3,708
Other conversion related costs                                  --           (372)             --              --
Issuance of grants and purchase of shares
 under Recognition and Retention
 Plan (2,816,435 shares)                                        --         (1,247)             --              --
Amortization of earned portion of Recognition
 and Retention Plan                                             --             --              --              --
                                                         ---------      ---------       ---------       ---------
Balance-December 31, 1998                                $     760      $ 739,173       $ (29,919)      $ (93,928)
                                                         =========      =========       =========       =========


                                                                                         Accumulated
                                                         Unearned                          Other
                                                       Common Stock      Retained       Comprehensive
                                                        Held by RRP      Earnings          Income          Total
                                                         ---------       ---------       ---------       ---------

Balance-March 31,1998                                    $      --       $ 298,876       $   5,847       $ 949,124
Comprehensive income:
   Net income for the nine months ended
     December 31, 1998                                          --          32,891              --          32,891
   Other comprehensive income, net of tax of $3,174
   Change in net unrealized gains on
     securities available-for-sale, net of
     reclassification adjustment of $0                          --              --          (2,279)         (2,279)
                                                         ---------       ---------       ---------       ---------
Comprehensive income                                            --         331,767           3,568          30,612
Repurchase of common stock (1,919,400 shares)                   --              --              --         (29,919)
Dividends paid                                                  --          (2,113)             --          (2,113)
ESOP shares committed to be released                            --              --              --           3,223
Other conversion related costs                                  --              --              --            (372)
Issuance of grants and purchase of shares
 under Recognition and Retention
 Plan (2,816,435 shares)                                   (36,919)             --              --         (38,166)
Amortization of earned portion of Recognition
 and Retention Plan                                          1,553              --              --           1,553
                                                         ---------       ---------       ---------       ---------
Balance-December 31, 1998                                $ (35,366)      $ 329,654       $   3,568       $ 913,942
                                                         =========       =========       =========       =========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                  ---------------------------
                                                                      1998            1997
                                                                  -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                      $    32,891       $  21,008
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Provision for loan losses                                             7,764           7,680
  Net gain on sale of loans and securities                                (47)            (63)
  Amortization of deferred income and premiums                         (4,673)         (3,312)
  Amortization of intangibles                                           6,474           6,571
  Depreciation and amortization                                         5,633           5,078
  Deferred income tax benefit                                          (3,985)         (5,235)
  Amortization of unearned compensation of
    ESOP and RRP                                                        4,776              --
  Increase in accrued interest receivable                              (5,946)         (6,363)
  Decrease in accounts receivable-securities
   transactions                                                         5,029         104,451
  Increase in accrued expenses and other
   liabilities                                                         43,347          36,084
  Other, net                                                           18,485         (25,702)
                                                                  -----------       ---------
  Net cash provided by operating activities                           109,748         140,197
                                                                  -----------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:

  Loan originations and purchases                                    (959,531)       (495,529)
  Principal payments on loans                                         401,006         252,113
  Proceeds from sale of loans                                          35,317          11,141
  Proceeds from sale of securities available-for-sale                 213,000         200,774
  Proceeds from maturities of securities
   available-for-sale                                                 802,983         164,089
  Principal collected on securities
    available-for-sale                                                145,006          50,137
  Purchases of securities available-for-sale                       (1,317,345)       (613,116)
  Purchase of FHLB stock                                              (10,071)             --
  Proceeds from sales of other real estate                                128             273
  Net additions to premises, furniture and equipment                  (10,035)         (5,811)
                                                                  -----------       ---------
  Net cash used in investing activities                              (699,542)       (435,929)
                                                                  -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Deposits purchased, net of premium                                       --          65,972
  Net decrease in demand and savings deposits                         (72,698)          8,527
  Net increase in time deposits                                        91,086           2,780
  Net increase (decrease) in other borrowings                          76,225            (474)
  Net decrease in escrow and other deposits                           (12,402)        (17,818)
  Purchase of RRP shares                                              (38,166)             --
  Repurchase of common stock                                          (29,919)             --
  Dividends paid                                                       (2,113)             --
                                                                  -----------       ---------
  Net cash provided by financing activities                            12,013          58,987
                                                                  -----------       ---------
  Net decrease in cash and cash equivalents                          (577,781)       (236,745)
  Cash and cash equivalents at beginning of period                    857,251         374,636
                                                                  -----------       ---------
  Cash and cash equivalents at end of period                      $   279,470       $ 137,891
                                                                  ===========       =========

SUPPLEMENTAL INFORMATION
  Income taxes paid                                               $    26,433       $  14,962
                                                                  ===========       =========
  Interest paid                                                   $   115,841       $ 108,542
                                                                  ===========       =========


See accompanying notes to consolidated financial statements

                        INDEPENDENCE COMMUNITY BANK CORP.
                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION/FORM OF OWNERSHIP

      Independence Community Bank (the "Bank"), formerly known as Independence Savings Bank, was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank organized into the mutual holding company form of organization pursuant to which the Bank became a wholly-owned stock savings bank subsidiary of a mutual holding company (the "Mutual Holding Company").

      On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion pursuant to which the Mutual Holding Company would convert to the stock form of organization and simultaneously merge with and into the Bank with all of the outstanding shares of Bank common stock held by the Mutual Holding Company being cancelled in connection therewith.

      As part of the conversion, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS"). In connection with the reorganization of the Mutual Holding Company and the Bank, the Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also used a portion of the net proceeds to loan $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market subsequent to the completion of the conversion.

      As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the "Foundation") and donated 5,632,870 shares of the Company's common stock. The Foundation was established in order to further the Company's and the Bank's commitment to the communities that they serve.

      Additionally, in accordance with the requirements of the New York State Banking Department ("Department"), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million which was equal to the Bank's total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the reorganization and conversion of the Bank and the Mutual Holding Company.

      The Board of Directors declared the Company's second consecutive quarterly cash dividend on January 29, 1999. The dividend amounted to $0.03 per share of common stock and is payable on February 24, 1999 to shareholders of record on February 10, 1999.

      On December 7, 1998 the Company announced that its Board of Directors authorized an initial stock repurchase plan for up to five percent of common shares outstanding or 3,802,187 shares. As of December 31, 1998, 1,919,400 shares had been purchased at a cost of $29.9 million. As of January 14, 1999, the Company completed the repurchase of all such shares at a cost of $60.1 million.

      On January 19, 1999, the Company announced that a second stock repurchase plan was authorized by the Board of Directors for an additional 3.8 million shares, or approximately five percent of the Company's outstanding common stock before the effect of the initial stock repurchase plan. The repurchase program began on January 21, 1999 and may continue through March 13, 1999, the first anniversary of the Company's conversion to stock form, unless extended. The repurchased shares will be held as treasury stock and will be available for issuance pursuant to the Company's benefit plans, including its recently adopted stock option plan, and for general corporate purposes.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Financial Statement Presentation

      The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending March 31, 1999. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report to shareholders for the year ended March 31, 1998.

      Business

      The Company's principal business is conducted through the Bank which is a traditional, full service, community oriented savings bank headquartered in Brooklyn, New York. The Bank operates 33 full service offices located within the greater New York City metropolitan area - twenty seven branch offices are located in the boroughs of Brooklyn and Queens with the remaining offices located in Manhattan, the Bronx, Staten Island and Nassau County, New York. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation ("FDIC"), which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

3. EARNINGS PER SHARE.

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "RRP") shares are not considered to be outstanding for the calculation of basic EPS, however, a portion of which are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 67,609,747 and 67,978,508 shares, respectively, for the quarter ended December 31, 1998. For the nine months ended December 31, 1998 basic and diluted weighted average common shares outstanding were 69,544,260 and 69,675,626 shares, respectively.

4. BENEFIT PLANS

      Employee Stock Ownership Plan.

      To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. The collateral for the loan are the shares of common stock of the Company purchased by the ESOP.

      Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the current and all remaining scheduled future principal and interest payments. ESOP participants will become 100% vested in the ESOP after three years of service. The compensation expense related to the 70,411 shares committed to be released during the third quarter was $1.0 million and was $3.2 million with respect to the 211,233 shares committed to be released during the nine months ended December 31, 1998. Effective December 31, 1998, 281,644 shares were allocated to participant accounts. These shares were committed for release in Fiscal 1998 and 1999, for 70,411 and 211,233 shares, respectively.

      Recognition and Retention Plan

      The RRP was approved at the Annual Shareholders' Meeting held on September 25, 1998. The RRP may grant up to 4% of the Common Stock sold in the conversion, or 2,816,435 shares, to Officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "anniversary date"), the Board of Directors issued grants of 2,188,517 shares of stock payable over a five year period at a rate of 20% per year, beginning one year from the anniversary date. All of the shares available to be granted were acquired through open market purchases. As a result of the issuance of grants and purchase of shares, unearned compensation was recorded as an adjustment to equity for $36.9 million. The compensation expense related to the RRP was $1.5 million and $1.6 million for the three months and nine months ended December 31, 1998, respectively.

      Option Plan

      The 1998 Stock Option Plan (the "Option Plan") also was approved at the September 25, 1998 Annual Shareholders' Meeting. The Option Plan may grant up to 10% of the Common Stock sold in the conversion, or 7,041,088 shares, to Officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "anniversary date"), the Board of Directors issued options of 6,101,608 shares of stock vesting over a five year period at a rate of 20% per year, beginning one year from the anniversary date. The option price of $13.3125 per share was the fair market value of the Company's common stock on the date of grant. Each stock option or portion thereof shall be exercisable at any time on or after it vests and generally is exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the nine months ended December 31, 1998 or its statement of condition at December 31, 1998.

5. COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section, of a statement of financial condition. Under existing accounting standards other comprehensive income is separately classified into foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Only the last of these items, however, is currently applicable to the Company. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999. All comparative financial statements provided for earlier periods have been restated to reflect application of the provisions. As the requirements of SFAS No. 130 are solely disclosure related, its implementation had no affect on the Company's financial condition or results of operations.

6. SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at December 31, 1998 are as follows:

                                                                        GROSS       GROSS       ESTIMATED
                                                       CARRYING      UNREALIZED   UNREALIZED       FAIR
                                                         VALUE         GAINS        LOSSES         VALUE
                                                      ----------      -------      -------       ----------
                                                                             (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                       $  595,415      $ 1,277      $(1,953)      $  594,739
   Municipals                                                699           --           --              699
   Corporate                                                 154           --           (1)             153
                                                      ----------      -------      -------       ----------
  Total debt securities                                  596,268        1,277       (1,954)         595,591
                                                      ----------      -------      -------       ----------
 Equity securities:
   Preferred                                             135,000           --           --          135,000
   Common                                                 47,489        7,070       (1,473)          53,086
                                                      ----------      -------      -------       ----------
Total equity securities                                  182,489        7,070       (1,473)         188,086
                                                      ----------      -------      -------       ----------
Total investment securities                              778,757        8,347       (3,427)         783,677
                                                      ----------      -------      -------       ----------

Mortgage-backed and mortgage-related securities:
  FNMA Pass Through Certificates                           4,049          109           (5)           4,153
  GNMA Pass Through Certificates                          51,463        2,108          (18)          53,553
  FHLMC Pass Through
    Certificates                                           7,708          124          (36)           7,796
  Collateralized Mortgage
    Obligation Bonds                                     671,917          406         (866)         671,457
                                                      ----------      -------      -------       ----------
Total mortgage-backed and
  mortgage-related securities                            735,137        2,747         (925)         736,959
                                                      ----------      -------      -------       ----------
Total securities available-
  for-sale                                            $1,513,894      $11,094      $(4,352)      $1,520,636
                                                      ==========      =======      =======       ==========

The amortized cost and estimated fair value of securities available-for-sale at March 31, 1998 are as follows:

                                                                       GROSS       GROSS       ESTIMATED
                                                       CARRYING     UNREALIZED  UNREALIZED       FAIR
                                                         VALUE         GAINS      LOSSES         VALUE
                                                      ----------      -------      -----       ----------
                                                                             (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                       $1,087,219      $ 2,906      $(173)      $1,089,952
   Municipals                                              1,104           --         --            1,104
   Corporate                                                 226           --         (2)             224
                                                      ----------      -------      -----       ----------
  Total debt securities                                1,088,549        2,906       (175)       1,091,280
                                                      ----------      -------      -----       ----------
 Equity securities:
   Preferred                                             168,100           --         --          168,100
   Common                                                 17,533        5,265       (106)          22,692
                                                      ----------      -------      -----       ----------
Total equity securities                                  185,633        5,265       (106)         190,792
                                                      ----------      -------      -----       ----------
Total investment securities                            1,274,182        8,171       (281)       1,282,072
                                                      ----------      -------      -----       ----------

Mortgage-backed and mortgage-related securities:
  FNMA Pass Through Certificates                           5,294          124         (3)           5,415
  GNMA Pass Through Certificates                          63,566        2,939        (32)          66,473
  FHLMC Pass Through
    Certificates                                          11,500          179        (68)          11,611
  Collateralized Mortgage
    Obligation Bonds                                       1,090           21         --            1,111
                                                      ----------      -------      -----       ----------
Total mortgage-backed and
  mortgage related securities                             81,450        3,263       (103)          84,610
                                                      ----------      -------      -----       ----------
Total securities available-
  for-sale                                            $1,355,632      $11,434      $(384)      $1,366,682
                                                      ==========      =======      =====       ==========

7. LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                        AT DECEMBER 31, 1998              AT MARCH 31, 1998
                                     --------------------------      --------------------------
                                                        PERCENT                         PERCENT
                                                           OF                             OF
                                       AMOUNT            TOTAL         AMOUNT            TOTAL
                                     ----------          -----       ----------          -----
                                                           (DOLLARS IN THOUSANDS)
Mortgage loans:
 Single-family residential           $  491,299           14.9%      $  505,051           18.2%
 Multi-family residential             2,058,594           62.3        1,605,058           57.6
 Commercial and other
  real estate                           220,564            6.7          178,463            6.4
                                     ----------          -----       ----------          -----
 Total principal balance
  mortgage loans                      2,770,457           83.9        2,288,572           82.2
 Less net deferred fees                  11,631            0.4            9,403            0.3
                                     ----------          -----       ----------          -----
Total mortgage loans                  2,758,826           83.5        2,279,169           81.9
                                     ----------                      ----------          -----

Other loans:
 Cooperative apartment loans            425,374           12.9          380,866           13.7
 Student loans (guaranteed)              41,824            1.3           43,946            1.6
 Home equity loans and lines             13,154            0.4           15,625            0.6
 Commercial business loans               33,700            0.9           31,550            1.1
 Consumer and other loans                29,896            1.0           30,869            1.1
                                     ----------          -----       ----------          -----
Total principal balance
 other loans                            543,948           16.5          502,856           18.1
Less unearned discount and
 deferred fees                              241            0.0              138            0.0
                                     ----------          -----       ----------          -----
 Total other loans                      543,707           16.5          502,718           18.1

Total loans receivable                3,302,533          100.0%       2,781,887          100.0%
                                     ----------          =====       ----------          =====
Less: allowance for loan losses          44,140                          36,347
                                     ----------                      ----------
Loans receivable, net                $3,258,393                      $2,745,540
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

                                              AT DECEMBER 31, 1998        AT MARCH 31, 1998
                                              --------------------        -----------------
                                                       (DOLLARS IN THOUSANDS)
Non-accrual loans
  Mortgage loans:
   Single-family residential                        $ 3,360                $ 4,423
   Multi-family residential                           1,128                  1,190
   Commercial and other                               2,202                  4,782
  Other loans:
   Cooperative apartment loans                          450                    509
   Consumer and commercial
     business loans(1)                                  473                    431
                                                    -------                -------
     Total non-accrual loans                          7,613                 11,335
                                                    -------                -------
Loans past due 90 days or more as to:
  Interest and accruing                               1,512                  1,607
  Principal and accruing(2)                          30,738                 16,804
                                                    -------                -------
     Total past due loans and
      accruing                                       32,250                 18,411
                                                    -------                -------
     Total non-performing loans                      39,863                 29,746
                                                    -------                -------
Other real estate owned, net(3)                         319                    192
                                                    -------                -------
Total non-performing assets                         $40,182                $29,938
                                                    =======                =======
Allowance for loan losses as a
 percent of total loans                                1.34%                  1.31%
Allowance for loan losses as a
 percent of non-performing loans                     110.73                 122.19
Non-performing loans as a percent of
 total loans                                           1.21                   1.07
Non-performing assets as a percent
 of total assets                                       0.76                   0.57


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

    The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                   1998                    1997
                                                                 --------                 -------
                                                                      (DOLLARS IN THOUSANDS)
      Allowance at beginning of period                           $ 36,347                 $27,024
                                                                 --------                 -------
      Provision:
        Mortgage loans(1)                                           6,675                   6,094
        Consumer and commercial business loans                      1,089                   1,586
                                                                 --------                 -------
        Total provisions                                            7,764                   7,680
                                                                 --------                 -------
      Charge-offs:
        Mortgage loans(1)                                             162                     896
        Consumer and commercial business loans(2)                     175                     186
                                                                 --------                 -------
        Total charge-offs                                             337                   1,082
                                                                 --------                 -------
      Recoveries:
        Mortgage loans(1)                                             237                     322
        Consumer and commercial business loans (2)                    129                     182
                                                                 --------                 -------
        Total recoveries                                              366                     504
                                                                 --------                 -------
      Net (recoveries) charge-offs                                    (29)                    578
                                                                 --------                 -------
      Allowance at end of period                                 $ 44,140                 $34,126
                                                                 ========                 =======

      Allowance for possible loan
        losses as a percent of total loans                           1.34%                   1.24%

      Allowance for possible loan
        losses as a percent of total
        non-performing loans(3)                                    110.73%                 127.22%

(1) Includes cooperative apartment loans.

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

10. RECENT DEVELOPMENTS.

      Stock Repurchase Program:

      On January 19, 1999, the Company announced that a second stock repurchase plan was authorized by the Board of Directors for up to an additional 3.8 million shares, or approximately five percent of the Company's issued and outstanding common stock before the effect of the initial stock repurchase plan. Repurchases are authorized to be made by the Company from time to time as, in the opinion of management, market conditions warrant. The repurchase program began on January 21, 1999 and may continue through March 13, 1999, the first anniversary of the completion of the Company's conversion and reorganization, unless extended. The repurchased shares will be held as treasury stock and will be available for issuance pursuant to the Company's benefit plans, including its recently adopted stock option plan, and for general corporate purposes.

      Quarterly Cash Dividend:

      On January 29, 1999, the Company announced that its Board of Directors declared a quarterly cash dividend of three cents ($.03) per common share. The dividend is payable on February 24, 1999 to shareholders of record as of February 10, 1999.


      Proposed Acquisition of Broad National Bancorporation, Newark, New
Jersey:

      On February 1, 1999, the Company announced that it had signed a definitive agreement to acquire Broad National Bancorporation. Reference is made to Part II, Item 5, "Other Information".

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-backed and mortgage-related securities and debt and equity securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. The Company's results of operations also are affected by the amount of the provision for loan losses, resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, gains and losses from the sales of loans and securities, and the level of its non-interest expenses, including among other things compensation and employee benefits, occupancy expense, data processing services and income tax expense.

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

CHANGES IN FINANCIAL CONDITION

GENERAL.

      Total assets at December 31, 1998 were $5.31 billion, an increase of $90.4 million, or 1.7%, from $5.22 billion at March 31, 1998. During the first nine months of fiscal 1999, Management realigned the balance sheet by re-deploying shorter term investments (reflecting in a large part the initial investment of the conversion proceeds) into higher yielding assets while continuing to strategically leverage the balance sheet to fund asset growth. This realignment and leveraging was evidenced by decreases during the nine month period of $577.8 million in cash and cash equivalents and $498.4 million in investment securities available-for-sale while the Company's total loan portfolio increased $520.6 million and its mortgage-backed and mortgage-related securities available-for-sale increased $652.3 million during the same period.

CASH, CERTIFICATES OF DEPOSIT, COMMERCIAL PAPER AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS").

      Cash and cash equivalents decreased from $857.3 million at March 31, 1998 to $279.5 million at December 31, 1998. The $577.8 million decrease was principally due to a $645.5 million decrease in securities lending activities from $701.2 million at March 31, 1998 to $55.6 million at December 31, 1998. This decrease was partially offset by an increase of $24.6 million in Federal funds sold from $71.7 million at March 31, 1998 to $96.3 million at December 31, 1998. At the completion of the conversion and reorganization, the Bank initially invested the proceeds of the conversion in U.S. Treasury Notes and Bills pending deployment of the conversion proceeds into loans and other higher earning assets. The Company has for many years "lent" a portion of its U.S. Treasury securities to money center banks receiving cash as collateral. Under new accounting rules effective January 1, 1998, the obligation to return the cash upon receipt of the lent securities is deemed a borrowing while the cash, which is invested in cash equivalents, is reflected as an asset. During the first nine months of fiscal 1999, the Company has systematically shifted a portion of its investments from U.S. Treasury securities into higher yielding mortgage loans and mortgage-related securities, and, as a result, reduced its securities lending activities. The increase in Federal funds sold is due to increased FHLB advances which will be used to fund mortgage loan and mortgage-related security commitments.

SECURITIES AVAILABLE-FOR-SALE.

      The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-backed and mortgage-related securities) increased $154.0 million from $1.37 billion at March 31, 1998 to $1.52 billion at December 31, 1998. As of December 31, 1998 and March 31, 1998, the Company's investment securities totaled $783.6 million and $1.28 billion, respectively, all of which were classified as available for sale. Total securities were reduced during the nine months as a result of the Company's determination to shift a portion of its investments from U.S. Treasury securities into higher yielding mortgage loans and mortgage-related securities.

      The Company's mortgage-backed and mortgage-related securities, a substantial portion of which at December 31, 1998 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), increased from $84.6 million at March 31, 1998 to $737.0 million (all of which were classified as available for sale) at December 31, 1998.

      At December 31, 1998, the Company had a $6.7 million net unrealized gain on available-for-sale investment and mortgage-backed and mortgage-related securities.

LOANS, NET.

      Loans, net increased by $512.9 million or 18.7% to $3.26 billion at December 31, 1998 from $2.75 billion at March 31, 1998. During the first nine months of fiscal 1999 the Company originated approximately $880.0 million of mortgage loans, compared to $436.9 million in the corresponding period of last year. These mortgage loans, primarily multi-family residential loans, were originated primarily for retention in its loan portfolio. This increased loan production is partially attributable to the current refinance market. The Company's continued emphasis on multi-family residential mortgage loans resulted in a net increase of $453.5 million, or 28.3%, in multi-family loans from $1.61 billion at March 31,

1998 to $2.06 billion at December 31, 1998. These loans currently comprise 62.3% of the loan portfolio compared to 57.6% at March 31, 1998.


NON-PERFORMING ASSETS.

      The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets amounting to 76 basis points at December 31, 1998 compared to 57 basis points at March 31, 1998. At December 31, 1998, the Company's non-performing assets consisted of $7.6 million of non-accrual loans, $1.5 million of loans past due 90 days or more as to interest and accruing, $30.7 million of loans past due 90 days or more as to principal and accruing ($25.2 million of which were multi-family loans and $4.7 million of which were commercial and other real estate loans) and $319,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets increased by $10.2 million to $40.2 million at December 31, 1998 from $29.9 million at March 31, 1998. This increase was primarily due to an increase in loans which are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.


ALLOWANCE FOR LOAN LOSSES.

      The Company's allowance for loan losses amounted to $44.1 million at December 31, 1998 as compared to $36.3 million at March 31, 1998. At December 31, 1998, the Company's allowance amounted to 1.34% of total loans and 110.7% of total non-performing loans compared to 1.31% and 122.2%, at March 31, 1998, respectively. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

      The Company's allowance for loan losses increased $7.8 million from March 31, 1998 to December 31, 1998 due to provisions of $7.8 million, and net recoveries of $29,000. The increase during the period was due to several factors, including growth in the size of the Company's loan portfolio, the Company's increased investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area, which loans as a general matter are considered to involve a greater risk of loss than single family residential loans, and an increase in the number of larger multi-family residential and individual cooperative apartment loans as compared to prior years.


INTANGIBLE ASSETS.

      The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i)the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (ii)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At December 31, 1998, intangibles totaled $49.4 million and consisted primarily of $20.4 million related to the acquisition of Bay Ridge and $29.0 million primarily related to the Branch Acquisitions. The Company's intangible assets decreased by $6.5 million to $49.4 million at December 31, 1998 from $55.9 million at March 31, 1998 as a result of the amortization of the intangible assets during the nine months ended December

31, 1998. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized.

DEPOSITS.

      Deposits increased $18.4 million or 0.5% to $3.41 billion at December 31, 1998. The increase was due to interest credited of $105.1 million which was partially offset by deposit outflows totaling $86.7 million. The deposit outflows in the first quarter of the fiscal year were attributable to disintermediation primarily as a result of customer transfers of funds to the equities markets and, to a lesser extent, to other financial institutions conducting deposit gathering campaigns by paying above market rates. The rate of deposit outflow in the second quarter lessened and the Bank experienced a deposit inflow during the third quarter due to the instability that has arisen in the equities market as well as special deposit programs instituted by the Bank.

BORROWINGS.

      Borrowings increased $76.3 million or 10.6% to $794.1 million at December 31, 1998 compared to $717.8 million at March 31, 1998. The increase was principally due to a $722.4 million increase in FHLB borrowings primarily to fund the increases in the loan portfolio and mortgage-related securities pursuant to the implementation of the Company's leverage strategy and, to a lesser extent, the outflow of deposits. The increase was partially offset by a $645.5 million decrease in securities lending activities from $701.2 million at March 31, 1998 to $55.6 million at December 31, 1998. (See discussion in "Cash, Certificates of Deposit, Commercial Paper and Federal Funds Sold" regarding the decline in securities lending activity.)

EQUITY.

      At December 31, 1998, total equity amounted to $913.9 million, compared to $949.1 million at March 31, 1998. This $35.1 million decrease was primarily due to a $35.4 million adjustment to capital as a result of the issuance of grants and purchase of shares to fund the RRP partially offset by the amortization of unearned compensation, a $29.9 million charge to capital due to the purchase of shares in connection with the implementation of the Company's initial 5% stock repurchase program, a $2.1 million decrease for the dividend payment and a $2.3 million decrease in the unrealized gain on securities available for sale. Such reductions were partially offset by net income of $32.9 million for the first nine months of fiscal 1999. Tangible book value per share was $11.66 and the tangible equity to assets ratio was 16.27% at December 31, 1998.

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

                                                                        FOR THE THREE MONTHS ENDED
                                    ---------------------------------------------      ------------------------------------------
                                                    DECEMBER 31, 1998                                 DECEMBER 31, 1997
                                    ---------------------------------------------      ------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
                                                                            AVERAGE                                        AVERAGE
                                      AVERAGE                               YIELD/      AVERAGE                             YIELD/
                                      BALANCE        INTEREST                COST       BALANCE        INTEREST              COST
                                      -------        --------                ----       -------        --------              ----
Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                    $2,715,128      $   51,227               7.55%     $2,229,176      $ 43,849              7.87%
                                    ----------      ----------                         ----------      --------
  Other loans:
   Cooperative apartment loans         421,549           7,512               7.13         391,987         6,892              7.03
   Consumer and commercial
    business loans(2)                  116,361           2,441               8.39         125,581         2,687              8.56
    Total loans                      3,253,038          61,180               7.52       2,746,744        53,428              7.78
Mortgage-backed and mortgage-
 related securities                    465,128           7,477               6.43         158,762         2,656              6.69
Investment securities                  875,993          12,574               5.74         540,753         8,660              6.41

Other interest-earning
 assets(3)                             380,326           4,719               4.96         189,249         2,464              5.21
                                    ----------      ----------                         ----------      --------
  Total interest-earning assets      4,974,485          85,950               6.91       3,635,508        67,208              7.39
                                                    ----------                                         --------
Non-interest-earning
 assets                                193,352                                            163,927
                                    ----------                                         ----------
  Total assets                      $5,167,837                                         $3,799,435
                                    ==========                                         ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4) $                 655,852      $    3,545               2.14      $  608,244      $  3,450              2.28
  Savings deposits                     955,707           5,880               2.44       1,005,241         7,116              2.84
  Certificates of deposit            1,785,614          24,197               5.38       1,790,662        25,411              5.68
                                    ----------      ----------                         ----------      --------
   Total deposits                    3,397,173          33,622               3.93       3,404,147        35,977              4.24
                                    ----------      ----------                         ----------      --------
 Total borrowings                      716,603           9,862               5.46          15,683           293              7.47
                                    ----------      ----------                         ----------      --------
 Total interest-bearing
  liabilities                        4,113,776          43,484               4.19       3,419,830        36,270              4.25
                                                    ----------               ----                      --------              ----
Non-interest-bearing
  liabilities                          121,105                                             54,765
                                    ----------                                         ----------
 Total liabilities                   4,234,881                                          3,474,595
                                    ----------                                         ----------
Total equity                           932,956                                            324,840
                                    ----------                                         ----------
 Total liabilities and
  equity                            $5,167,837                                         $3,799,435
                                    ==========                                         ==========

Net interest-earning
 assets                             $  860,709                                         $  215,678
                                    ==========                                         ==========
Net interest income/interest
 rate spread                                        $   42,466               2.72%                     $ 30,938              3.14%
                                                    ==========               ====                      ========              ====
Net interest margin                                                          3.41%                                           3.40%
                                                                             ====                                            ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                                1.21x                                           1.06x
                                                                             ====                                            ====


                                                                        FOR THE NINE MONTHS ENDED
                                      ------------------------------------------      -------------------------------------------
                                                  DECEMBER 31, 1998                                  DECEMBER 31, 1997
                                      ------------------------------------------      -------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
                                                                           AVERAGE                                          AVERAGE
                                       AVERAGE                             YIELD/      AVERAGE                               YIELD/
                                       BALANCE        INTEREST              COST       BALANCE        INTEREST                COST
                                       -------        --------              ----       -------        --------                ----
Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                      $2,514,537     $144,665               7.67%     $2,172,579     $  130,538              8.01%
                                      ----------     --------                         ----------     ----------
  Other loans:
   Cooperative apartment loans           404,842       21,783               7.17         379,866         20,472              7.19
   Consumer and commercial
    business loans(2)                    119,006        7,663               8.59         122,585          8,277              9.00
    Total loans                        3,038,385      174,111               7.64       2,675,030        159,287              7.94
Mortgage-backed and mortgage-
 related securities                      302,122       14,994               6.62         169,221          8,888              7.00
Investment securities                    884,645       37,158               5.60
                                                                                         607,430         27,734              6.09
Other interest-earning
 assets(3)                               503,064       20,784               5.51         185,504          6,901              4.96
                                      ----------     --------                         ----------     ----------
  Total interest-earning assets        4,728,216      247,047               6.97       3,637,185        202,810              7.43
                                                     --------                                        ----------
Non-interest-earning
 assets                                  202,261                                         169,020
                                      ----------                                      ----------
  Total assets                        $4,930,477                                      $3,806,205
                                      ==========                                      ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                  $  657,817     $ 10,656               2.15      $  589,953     $   10,178              2.29
  Savings deposits                       972,666       18,770               2.56       1,023,134         21,732              2.82
  Certificates of deposit              1,728,629       70,848               5.44       1,786,463         75,903              5.67
                                      ----------     --------                         ----------     ----------
   Total deposits                      3,359,112      100,274               3.96       3,399,550        107,813              4.21
                                      ----------     --------                         ----------     ----------
 Total borrowings                        504,042       21,180               5.58          16,293            891              7.29
                                      ----------     --------                         ----------     ----------
 Total interest-bearing
  liabilities                          3,863,154      121,454               4.17       3,415,843        108,704              4.23
                                                     --------               ----                     ----------              ----
Non-interest-bearing
  liabilities                            118,265                                         68,645
                                      ----------                                      ----------
 Total liabilities                     3,981,419                                       3,484,488
                                      ----------                                      ----------
Total equity                             949,058                                         321,717
                                      ----------                                      ----------
 Total liabilities and
  equity                              $4,930,477                                      $3,806,205
                                      ==========                                      ==========

Net interest-earning
 assets                               $  865,062                                      $  221,342
                                      ==========                                      ==========
Net interest income/interest
 rate spread                                         $125,593               2.80%                    $   94,106              3.20%
                                                     ========               ====                     ==========              ====
Net interest margin                                                         3.54%                                            3.45%
                                                                            ====                                             ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                               1.22x                                            1.06x
                                                                            ====                                             ====


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

                                          THREE MONTHS ENDED DECEMBER 31, 1998              NINE MONTHS ENDED DECEMBER 31, 1998
                                             COMPARED TO THREE MONTHS ENDED                   COMPARED TO NINE MONTHS ENDED
                                                   DECEMBER 31, 1997                                DECEMBER 31, 1997
                                        -----------------------------------------        -----------------------------------------
                                                Increase                                      Increase
                                          (Decrease) due to            Total Net          (Decrease) due to              Total Net
                                        ---------------------          Increase          ---------------------           Increase
                                        Rate           Volume         (Decrease)         Rate           Volume          (Decrease)
                                        ----           ------         ----------         ----           ------          ----------
Interest-earning assets:
Loans receivable:
 Mortgage loans                       $   159         $  7,219         $  7,378         $(5,727)        $ 19,854         $ 14,127
 Co-op apartment loans                     90              530              620             (29)           1,340            1,311
 Consumer and commercial
  business loans(1)                       (52)            (194)            (246)           (377)            (237)            (614)
                                      -------         --------         --------         -------         --------         --------
Total loans receivable                    197            7,555            7,752          (6,133)          20,957           14,824

Mortgage-backed securities                 28            4,793            4,821            (520)           6,626            6,106
Investment securities                      47            3,867            3,914          (2,382)          11,806            9,424
Other interest-earning assets              26            2,229            2,255             845           13,038           13,883
                                      -------         --------         --------         -------         --------         --------

Total net change in income on
 interest-earning assets                  298           18,444           18,742          (8,190)          52,427           44,237

Interest-bearing liabilities:
 Deposits:
  Demand deposits                         (36)             131               95            (642)           1,120              478
  Savings deposits                       (915)            (321)          (1,236)         (1,930)          (1,032)          (2,962)
  Certificates of deposit              (1,154)             (60)          (1,214)         (2,811)          (2,244)          (5,055)
                                      -------         --------         --------         -------         --------         --------
Total deposits                         (2,105)            (250)          (2,355)         (5,383)          (2,156)          (7,539)
Borrowings                                  5            9,564            9,569            (257)          20,546           20,289
                                      -------         --------         --------         -------         --------         --------

Total net change in expense on
 interest-bearing liabilities          (2,100)           9,314            7,214          (5,640)          18,390           12,750
                                      -------         --------         --------         -------         --------         --------

Net change in net interest
 income                               $ 2,398         $  9,130         $ 11,528         $(2,550)        $ 34,037         $ 31,487
                                      =======         ========         ========         =======         ========         ========

(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, personal loans, credit card loans, and commercial business loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

GENERAL.

      The Company reported a 54.0% increase in net income of $11.5 million, or $0.17 per diluted share, for the quarter ended December 31, 1998 compared to $7.4 million for the same quarter in the prior year. Excluding the effect of implementation of certain tax planning initiatives and, to a lesser extent, the Company's stock repurchase program, diluted earnings per share from core operations was $0.15 per share for the three months ended December 31, 1998. Per share amounts are not applicable for the quarter ended December 31, 1997 because the Company's conversion and reorganization was not completed until March 1998.

      The $4.1 million increase in net income during the three months ended December 31, 1998 compared to the same period in the prior year was primarily due to a $11.5 million increase in net interest income partially offset by a $0.8 million increase in provision for loan losses, a $3.9 million increase in non-interest expense and a $2.8 million increase in the provision for income taxes.

NET INTEREST INCOME.

      Net interest income represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income depends upon the relative amount of interest-earning assets and interest-bearing liabilities and the associated interest rate earned or paid on them. The Company's net interest margin was 3.41% and 3.40% for the three months ended December 31, 1998 and 1997, respectively. The 1 basis point increase in net interest margin for the three months was due to the increase in the ratio of average interest-earning assets to average interest-bearing liabilities as a direct result of the investment of the net proceeds received from the Company's subscription offering.

      Net interest income increased by $11.5 million or 37.3% to $42.5 million for the three months ended December 31, 1998 as compared to $30.9 million for the period ended December 31, 1997. The increase was due to a $18.7 million increase in interest income offset in part by a $7.2 million increase in interest expense. The growth in net interest income reflects primarily the $1.3 billion increase in average interest-earning assets during the three months ended December 31, 1998 compared to the three months ended December 31, 1997. This growth was partially offset by a lower interest rate environment resulting from the flattening of the yield curve as well as compression associated with the leveraging of the balance sheet.

      The increase in interest income was primarily due to a $1.3 billion increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 7.39% to 6.91%. Interest income on loans increased $7.8 million due to a $506.3 million increase in the average balance of loans partially offset by a 26 basis point decline in the yield earned on loans from 7.78% for the nine-month fiscal 1998 period to 7.52% for the nine-month fiscal 1999 period. The decline in yield is attributable to the effects of originations at lower current interest rates combined with the repricing downward of some of the Company's adjustable-rate loans. Income on investment securities increased $3.9 million due to a $335.2 million increase in the average balance of investment securities partially offset by a decrease in the yield earned from 6.41% for the quarter ended December 31, 1997 to 5.74% for the quarter ended December 31, 1998. Interest income on mortgage-backed and mortgage-related securities increased $4.8 million during the third quarter of fiscal 1999 compared to the same period in fiscal 1998 as a result of a $306.4 million increase in the average balance of these securities which was partially offset by a 26 basis point decline in the yield earned. Income on other interest-earning assets increased $2.3 million in the current quarter compared to the prior year quarter due to $1.9 million of interest income earned from securities lending activities, which in fiscal 1998 was recorded net of its associated interest expense as fee income in other non-interest income, along with a $0.6 million increase in interest on federal funds. This increase was due to the investment in short-term securities, resulting from increased FHLB advances.

      Interest expense increased $7.2 million to $42.5 million or 19.9% for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. The increased FHLB borrowings associated with the implementation of the Company's leverage strategy resulted in additional interest expense of $7.6 million. The remainder of the increase was due to a $1.8 million increase in interest paid on borrowings related to securities lending activities, which in the prior year was reflected net of its associated interest income as fee income in other non-interest income. This increase was partially offset by a decrease of $2.4 million in interest paid on deposits due to a 31 basis point decline in the average rate paid on deposits to 3.93% for the quarter ended December 31, 1998 compared to 4.24% for the quarter ended December 31, 1997.

PROVISION FOR LOAN LOSSES.

      The Company's provision for loan losses increased 33.5% from $2.3 million for the three months ended December 31, 1997 to $3.1 million for the three months ended December 31, 1998. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which, while not delinquent, may be subject to greater risk of loss, as well as the increased level of non-performing assets.


NON-INTEREST INCOME.

      Non-interest income increased $45,000 or 1.7% for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. This increase was principally due to an increase in mortgage prepayment fees offset by a decline in service fee income resulting from the new accounting rules effective January 1, 1998 regarding the recording of securities lending. For the quarter ended December 31, 1997 income from securities lending was recorded as non-interest income while in the current quarter ended December 31, 1998, it was included as part of net interest income. For the quarter ended December 31, 1997, the Company recorded $92,000 as income relating to securities lending. Service fee income also is lower due to a $96,630 decline in fees associated with the sales of annuities and mutual funds during the current quarter. The contract with a third party provider to sell these products expired in January 1998. The Company negotiated a contract with a new provider and resumed the sale of these products late in the second quarter of fiscal 1999. The remainder of the decline in service fee income is due to lower deposit-based fees.

NON-INTEREST EXPENSES.

      Non-interest expense amounted to $25.1 million for the quarter ended December 31, 1998 compared to $21.1 million for the quarter ended December 31, 1997. The $4.0 million growth in expenses was primarily attributable to increases in personnel costs of $3.0 million, occupancy costs of $0.4 million, data processing service expenses of $0.2 million and other non-interest expenses of $0.6 million. These increases were offset by a $0.2 million decrease in advertising expense resulting from the timing of certain ad campaigns.

      Compensation and employee benefits expense increased $3.0 million or 42.8% to $10.1 million for the three months ended December 31, 1998 as compared to the same period in the prior year. The increase was due to the combined effect of $2.4 million of benefits related to the ESOP and the RRP as well as $0.6 million related to staff additions and normal merit increases.

      Data processing service expenses increased by $0.2 million or 8.1% to $3.1 million during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. The increase was primarily due to costs associated with Year 2000 compliance issues.

      Other non-interest expenses increased $0.6 million for the three months ended December 31, 1998 compared to the same period in the prior year. These expenses included items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security, as well as certain professional fees and expenditures associated with being a public company.


INCOME TAXES.

      Income tax expense amounted to $5.5 million and $2.7 million for the three months ended December 31, 1998 and 1997, respectively. The increase experienced in the fiscal 1999 period reflected in part the increase in the Company's income before income taxes. In addition, the Company's effective tax rate for the three months ended December 31, 1998 was 32.5% compared to 26.7% for the three months ended December 31, 1997.

      As of December 31, 1998, the Company had a net deferred tax asset of $43.8 million. No valuation allowance was deemed necessary with respect to such asset.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

GENERAL.

      The Company's net income for the nine months ended December 31, 1998 increased $11.8 million, or 56.6% to $32.9 million, or $0.47 per diluted share, compared to the nine months ended December 31, 1997. Excluding the effect of implementation of certain tax planning initiatives and, to a lesser extent, the Company's stock repurchase program, diluted earnings per share from core operations was $0.45 per share for the nine months ended December 31, 1998. Per share amounts are not applicable for the nine months ended December 31, 1997 because the Company's conversion and reorganization was not completed until March 1998.

      The $11.8 million increase in net income during the nine months ended December 31, 1998 compared to the same period in the prior year was primarily due to increases of $31.5 million in net interest income and $1.0 million in non-interest income along with an $84,000 increase in provision for loan losses. These increases to income were partially offset by a $10.3 million increase in non-interest expense and a $10.2 million increase in the provision for income taxes.

NET INTEREST INCOME.

      The Company's net interest margin was 3.54% and 3.45% for the nine months ended December 31, 1998 and 1997, respectively. The 9 basis point increase in net interest margin for the nine months was due to the increase in the ratio of average interest-earning assets to average interest-bearing liabilities as a direct result of the investment of the net proceeds received from the Company's subscription offering.

      Net interest income increased by $31.5 million or 33.5% to $125.6 million for the nine months ended December 31, 1998 as compared to the same period in 1997. The increase was due to a $44.2 million increase in interest income offset in part by a $12.7 million increase in interest expense. The growth in net interest income reflects primarily the $1.1 billion increase in average interest-earning assets during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997, which was partially offset by a general compression in interest rate spread due to general declines in market rates of interest. The increase in average earning assets for the nine months period was primarily due to the investment of the net proceeds from the Company's conversion and reorganization which was completed in March 1998, as well as, the effect of the implementation of a new accounting treatment for securities lending activities. To a lesser extent, the increase reflected the use of FHLB advances to fund asset growth in mortgage loans and investment securities as part of the Company's leverage strategy.

      The increase in interest income was primarily due to a $1.1 billion increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 7.43% to 6.97%. Interest income on loans increased $14.8 million due to a $363.4 million increase in the average balance of loans partially offset by a 30 basis point decline in the yield earned on loans from 7.94% for the fiscal 1998 period to 7.64% for the fiscal 1999 period. The decline in yield is due to the effects of originations at lower current interest rates combined with a lower repricing rate with respect to the Company's adjustable-rate loans repricing during the nine months ended

December 31, 1998. Income on investment securities increased $9.4 million due to a $277.2 million increase in the average balance of investment securities which was partially offset by a decline in the yield earned from 6.09% for the nine months ended December 31, 1997 to 5.60% for the nine months ended December 31, 1998. Interest income on mortgage-backed and mortgage-related securities increased $6.1 million during the first nine months of fiscal 1999 compared to the same period in fiscal 1998 as a result of a $132.9 million increase in the average balance of these securities which was partially offset by a 38 basis point decline in the yield earned resulting from the general decline in market rates of interest. Income on other interest-earning assets increased $13.9 million in the current nine months compared to the same period in the prior year primarily due to $10.4 million of interest income earned from securities lending activities, which in fiscal 1998 was recorded net of its associated interest expense as fee income in other non-interest income, together with a $3.0 million increase in interest on federal funds. This increase was due to the build-up of short-term investments, as a result of increased FHLB borrowings, which funds have yet to be re-deployed into higher yielding mortgage loans and mortgage related securities.

      Interest expense increased $12.7 million or 11.7% for the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997, with the increase due primarily to a $10.2 million increase in interest paid on borrowings related to the Company's securities lending activities, which in the prior year was reflected, net of its associated interest income, as fee income in other non-interest income. Interest expense on borrowings also increased by $10.0 million as a result of the increased FHLB borrowings. This increase was partially offset by a decrease of $7.5 million in interest paid on deposits due to a 25 basis point decline in the average rate paid on deposits to 3.96% for the nine months ended December 31, 1998 compared to 4.21% for the nine months ended December 31, 1997 combined with a $40.4 million decrease in the average balance of deposits.


PROVISION FOR LOAN LOSSES.

      The Company's provision for loan losses increased by $84,000 or 1.1% to $7.8 million as compared to $7.7 million for the same period in the prior year. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which while not delinquent may be subject to greater risk of loss than single-family owner occupied residential loans.


NON-INTEREST INCOME.

      For the nine months ended December 31, 1998 non-interest income increased $1.0 million or 14.2% from $7.1 million for the nine months ended December 31, 1997 to $8.1 million for the nine months ended December 31, 1998. The increase was primarily due to a $2.1 million increase in other non-interest income partially offset by a $1.1 million decline in service fee income. The rise in other non-interest income was principally due to a $2.1 million increase in mortgage prepayment fees for the current year compared to the prior year resulting from an acceleration in refinancings. The $1.1 million decline in service fee income is partially attributable to the new accounting rules effective January 1, 1998 regarding the recording of securities lending activities. For the nine months ended December 31, 1997 income from securities lending was recorded as non-interest income while in the nine months ended December 31, 1998 it was included as part of net interest income. For the nine months ended December 31, 1997 the Company recorded $0.4 million as income relating to securities lending. Service fee income is also lower due to a $0.3 million decline in fees associated with the sales of annuities and mutual funds during the current nine months. The contract with a third party provider to sell these products expired in January 1998. The Company negotiated a contract with a new provider and resumed the sale of these products late in the second quarter of fiscal 1999. The remainder of the decline in service fee income is due to lower deposit-based fees.


NON-INTEREST EXPENSES.

      Non-interest expense increased by $10.3 million, or 16.2%, to $73.8 million for the nine months ended December 31, 1998. The increase in expenses was attributable to increases in personnel costs of $6.9 million, occupancy costs of $1.2 million, other non-interest expenses of $1.4 million and data processing service expenses of $0.6 million.

      Compensation and employee benefits expense increased $6.9 million, or 31.1%, to $29.0 million for the nine months ended December 31, 1998 as compared to the same period in the prior year. The increase was due to the combined effect of $4.8 million of benefits related to the ESOP and RRP as well as $2.1 million related to staff additions and normal merit increases.

      Occupancy costs increased $1.2 million to $10.6 million for the nine months ended December 31, 1998 compared to the same period in the prior year. These costs increased due to costs related to branch renovations and improvements.

      Data processing service expenses increased $0.6 million, or 6.5%, to $9.2 million during the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997. The increase was primarily due to costs associated with Year 2000 compliance issues. See "The Year 2000 Issue".

      For the nine months ended December 31, 1998 advertising expense amounted to $3.5 million as compared to $3.2 million for the nine months ended December 31, 1997. The increase reflects the Company's determination to increase its market presence through, in part, increased advertising in print media and radio.

      Other non-interest expenses increased $1.4 million for the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997. These expenses included items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security, as well as certain professional fees and expenditures associated with being a public company.


INCOME TAXES.

      Income tax expense amounted to $19.3 million and $9.0 million during the nine months ended December 31, 1998 and 1997, respectively. The increase experienced in the fiscal 1999 period reflected in part the increase in the Company's income before income taxes. In addition, the Company's effective tax rate for the nine months ended December 31, 1998 was 36.9% compared to 30.0% for the nine months ended December 31, 1997.

REGULATORY CAPITAL REQUIREMENTS

      The following table sets forth the Bank's compliance with applicable regulatory capital requirements at December 31, 1998.

                                      REQUIRED                     ACTUAL                      EXCESS
                               PERCENT      AMOUNT          PERCENT      AMOUNT          PERCENT     AMOUNT
                               -------      ------          -------      ------          -------     ------
                                                            (DOLLARS IN THOUSANDS)
Tier I leverage capital
 ratio(1)                        4.0%      $206,705          12.8%      $660,688           8.8%      $453,975

Risk-based capital
 ratios:
 Tier I                          4.0        128,894          20.5        660,688          16.5        531,794
 Total                           8.0        257,789          21.8        703,369          13.8        445,580

(1) Reflects the 4.0% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations.


LIQUIDITY AND COMMITMENTS

      The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-backed and mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-backed and mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. Historically the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds during the past five years. However, due to the increased demand for mortgage loans during the first nine months of fiscal 1999 and as part of the Company's recently initiated leverage strategy, the Company has increased its FHLB advances to $726.7 million at December 31, 1998.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and debt and equity securities. At December 31, 1998, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans and other loans aggregating $177.4 million and $32.6 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve months ended December 31, 1999. Certificates of deposit scheduled to mature in one year or less at December 31, 1998, totaled $1.4 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.


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

      Phase 1: Risk Assessment and Planning - This phase identified each application and interface, facilities and hardware utilized by the Company and prioritized them by the level of risk (business critical, medium and low) they impose on the operations of the Company. The Company identified 42 business critical systems (operations that will be significantly impacted if the system is not Year 2000 compliant), 23 medium risk systems (operations that will be impacted mainly from a productivity perspective, but the risk to the Company can be identified and managed) and 15 low risk systems (normal business operations of the Company that will be minimally impacted, if at all, if the system is not Year 2000 compliant). Substantially all of the Company's vendors of its business critical and medium risk applications have provided written assurances that their products and services will be Year 2000 compliant. Of the 75 combined business critical and medium risk systems, approximately 34% are provided by the Company's data service processor which has informed the Company that it has completed testing of its systems and such systems are Year 2000 compliant. Based upon initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure that business critical systems will function properly. As of December 31, 1998 Phase I was fully completed.

      Phase 2: Development and Testing Preparation - This phase of the Assurance Plan is the comprehensive preparation for the actual testing and validation of assertions made by third party providers that they are Year 2000 compliant. During this phase, the vendors will prepare their test system environment and the Company will define and document all test scenarios and test cases. This phase has been nearly 100% completed.

      Phase 3 - Testing and Validation - The third and final phase of the Assurance Plan involves a comprehensive testing process by the Company that employs both unit testing and full integration/confirmation testing. The Company began testing business critical and medium risk applications in September 1998 and expects to achieve completion by June 1999.

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

      The Y2K Issue also affects certain of the Company's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of April 1998, the Company had contacted all of its large borrowers regarding such customers' awareness of the Y2K Issue. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations, that the Company's customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

      The Company has completed a Year 2000 contingency plan for 100% of its identified business critical and medium risk applications including contingency plans which address operational policies and procedures in the event of data processing, electrical power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of business critical or medium risk applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. Such plans include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate. Also, the Company has entered into a contingency contract with an independent data service provider in the event that the current data service provider (representing approximately 34% of the business critical and medium risk applications) fails to become Year 2000 compliant by March 1999.

      The costs of modifications to the existing software are being primarily absorbed by the third party vendors. However, the Company recognizes that the need to purchase new hardware and software. Based upon current estimates, the Company has identified approximately $3.0 million in total costs, including hardware, software, and other costs, for completing the Year 2000 project. Of that amount, approximately $0.3 million and $1.1 million were expensed during the fiscal year ended March 31, 1998 and the nine months ended December 31, 1998, respectively. The Company has budgeted $0.3 million for the remaining three months of fiscal 1999.

      The FDIC and other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. Any institution's failure to address appropriately the Year 2000 problem could result in supervisory action. The Bank has been examined for Year 2000 compliance by the FDIC and New York State Banking Department and is scheduled to be examined again in the first quarter of calendar 1999.

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

      Item 1      Legal Proceedings
                  Not applicable

      Item 2      Changes in Securities
                  Not applicable

      Item 3      Defaults upon Senior Securities
                  Not applicable

      Item 4      Submission of Matters to a Vote of Security Holders
                  Not applicable

      Item 5      Other Information

                  On February 1, 1999, the Company announced that it had signed a definitive agreement to acquire Broad National Bancorporation ("Broad"). Pursuant to the agreement, the Company will acquire Broad, a bank holding company headquartered in Newark, New Jersey, in a transaction valued at $26.50 per Broad share. Upon completion of the acquisition, Broad's wholly owned subsidiary, Broad National Bank, will merge into Independence Community Bank, the Company's wholly owned subsidiary.

                  Under the terms of the agreement, which was approved unanimously by both boards of directors, holders of Broad common stock will receive cash or shares of the Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of 50% of the Company's common stock and 50% cash. The number of shares of stock any Broad stockholder receives will be determined based upon an exchange ratio designed to produce a value of $26.50 per share when Independence stock has a market value as calculated in the agreement of between $12.75 and $17.25. To the extent that the market value of Independence common stock during the pricing period exceeds $17.25 or is less than $12.75, the per share value of the consideration to be received by Broad stockholders in the merger, whether in cash or stock, will increase or decrease, respectively. The transaction has an aggregate value of approximately $138 million.

                  The transaction will be accounted for as a purchase and will not affect the Company's ability to repurchase shares of stock. The Company intends to repurchase in the open market all the shares of common stock that will be issued in the transaction. The transaction is expected to close in the third quarter of calendar 1999 and is subject to receipt of various regulatory approvals, approval of Broad's stockholders and certain other conditions.

                  The agreement provides for the payment of a termination fee payable to the Company under certain circumstances. The members of the Board of Directors and certain executive officers of Broad, have agreed to vote their shares in favor of the merger.

                  The Company filed Form 8-K on February 9, 1999, reporting the execution of the Agreement. Reference is made to Item 6 hereof.

      Item 6      Exhibits and Reports on Form 8-K

                  a)    Not applicable

                  b) One Form 8-K report was filed during the quarter and an additional one was filed on February 9, 1999.

                             Item               Date                  Description
                             ----               ----                  -----------
                               5              12/17/98       Reported commencement of
                                                             Company's first stock
                                                             repurchase program.

                               5               2/1/99        Reported Company's entering
                                                             into agreement and plan of
                                                             merger with Broad National
                                                             Bancorporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.


Date:  February 10, 1999                  By:/s/ Charles J. Hamm
     -------------------                    ----------------------------------
                                           Charles J. Hamm
                                           Chairman, President and
                                             Chief Executive Officer



Date:  February 10, 1999                  By:/s/ John B. Zurell
      ------------------                    ----------------------------------
                                           John B. Zurell
                                           Executive Vice President and
                                             Chief Financial Officer