Form 10-K405
period 1999-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 1999-06-28
CIK 945734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                   TO

                                    0-23229
                            (COMMISSION FILE NUMBER)

                       INDEPENDENCE COMMUNITY BANK CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        13-3387931
 (STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                OR ORGANIZATION)
    195 MONTAGUE STREET, BROOKLYN, NEW YORK                           11201
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this 10-K. [X]

     As of June 7, 1999, there were 65,059,876 shares of the Registrant's common stock issued and outstanding. The aggregate market value of the Registrant's common stock (based on the closing price as quoted on June 7, 1999) held by non-affiliates was approximately $749,306,876.

     (1) Portions of the definitive proxy statement for the Annual Meeting of stockholders are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEPENDENCE COMMUNITY BANK CORP.
1999 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM  1.     BUSINESS
             Description of Business                                           1
             Market Area and Competition                                       2
             Lending Activities                                                3
             Asset Quality                                                    13
             Investment Activities                                            19
             Sources of Funds                                                 23
             Employees                                                        25
             Savings Bank Life Insurance                                      25
             Subsidiaries                                                     25
             Regulation of Savings and Loan Holding Companies                 26
             Regulation of State-Chartered Banks                              28
             Federal Taxation                                                 34
             State and Local Taxation                                         35
ITEM  2.     Properties                                                       36
ITEM  3.     Legal Proceedings                                                38
ITEM  4.     Submission of Matters to a Vote of Security Holders              38

PART II

ITEM  5.     Market for Independence Community Bank Corp.'s Common Equity
             and Related Stockholder Matters                                  39
ITEM  6.     Selected Financial Data                                          40
ITEM  7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        42
ITEM  7A.    Quantitative and Qualitative Disclosure About Market Risk        60
ITEM  8.     Financial Statements and Supplementary Data                      61
ITEM  9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         91

PART III

ITEM 10.     Directors and Executive Officers of Independence Community
             Bank Corp.                                                       91
ITEM 11.     Executive Compensation                                           91
ITEM 12.     Security Ownership of Certain Beneficial Owners and
             Management                                                       91
ITEM 13.     Certain Relationship and Related Transactions                    91

PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K                                                              91

SIGNATURES

PART I

ITEM 1.   BUSINESS

INDEPENDENCE COMMUNITY BANK CORP.

     Independence Community Bank Corp. (the "Holding Company") is a Delaware corporation organized in June 1997 by Independence Community Bank (the "Bank"), formerly known as Independence Savings Bank, for the purpose of becoming the parent savings and loan holding company of the Bank. The Bank's reorganization to the stock form of organization and the concurrent offer and sale of the Holding Company's common stock was completed on March 13, 1998 (the "Conversion"). The assets of the Holding Company are primarily the capital stock of the Bank, certain cash and cash equivalents and securities available for sale. The business and management of the Holding Company consists primarily of the business and management of the Bank (the Holding Company and the Bank are collectively referred to herein as the "Company"). The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Holding Company does not intend to employ any persons other than officers of the Bank, and utilizes the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Holding Company expands or changes its business in the future.

     The Company's executive office is located at 195 Montague Street, Brooklyn, New York 11201, and its telephone number is (718) 722-5300.

RECENT DEVELOPMENTS

     On April 13, 1999, the Holding Company announced that it had signed a definitive agreement to acquire Statewide Financial Corp. a New Jersey-chartered savings and loan holding company headquartered in Jersey City, New Jersey ("Statewide"). Pursuant to the agreement, the Holding Company will acquire Statewide, in a transaction valued at the time of execution of the definitive agreement at $25.25 per Statewide share. Upon completion of the acquisition, Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A., a New Jersey-chartered savings and loan association which operates 16 branches in Bergen, Hudson and Union Counties, will merge with and into the Bank. Based upon Statewide's public filings, at March 31, 1999, Statewide had assets totaling $744.2 million, deposits totaling $441.4 million and stockholders' equity of $58.9 million.

     Under the terms of the Statewide agreement, which was approved unanimously by both boards of directors, holders of Statewide common stock will receive cash or shares of the Holding Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 50% paid in the Holding Company's common stock and 50% paid in cash. The number of shares of the Holding Company's common stock that a Statewide stockholder receives for each share of Statewide common stock will be determined in part upon an exchange ratio based on the average closing price of the Holding Company's common stock during a ten consecutive trading day period ending ten business days before the anticipated date of completion of the transaction. The Statewide transaction had an aggregate value as of the date of execution of approximately $108 million.

     The Statewide transaction will be accounted for as a purchase and will not affect the Holding Company's ability to repurchase shares of stock. The Holding Company intends to repurchase in the open market all of the shares of common stock that will be issued in the transaction. The transaction currently is expected to close by January 31, 2000 and is subject to receipt of various regulatory approvals, approval by Statewide's stockholders and certain other conditions. Additional information concerning the agreement and the proposed acquisition is contained in the Holding Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 20, 1999.

     In connection with the execution of the agreement, Statewide granted an option to the Company to purchase under certain circumstances shares of Statewide common stock in an amount up to 19.9% of the number of shares of Statewide common stock currently outstanding.

     On February 1, 1999, the Holding Company announced that it had signed a definitive agreement to acquire Broad National Bancorporation, a New Jersey-chartered bank holding company headquartered in Newark, New Jersey ("Broad"). Pursuant to the agreement, the Holding Company will acquire Broad, in a transaction valued at the time of execution of the definitive agreement at $26.50 per Broad share. Upon completion of the acquisition, Broad's wholly owned subsidiary, Broad National

Bank, which has 16 full-service bank offices located in Bergen, Essex, Hudson, Middlesex and Union counties, will merge with and into the Bank. Based upon Broad's public filings, at March 31, 1999, Broad had total assets of $676.3 million, deposits totaling $576.7 million and stockholders' equity of $45.8 million.

     Under the terms of the Broad agreement, which was approved unanimously by both boards of directors, holders of Broad common stock will receive cash or shares of the Holding Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 50% paid in the Holding Company's common stock and 50% paid in cash. The number of shares of the Holding Company's common stock that a Broad stockholder receives for each share of Broad common stock will be determined based upon an exchange ratio designed to produce a value of $26.50 per Broad share when the Holding Company's common stock has an average closing price during the pricing period of between $12.75 and $17.25 as calculated pursuant to the terms of the agreement. To the extent that the average closing price of the Holding Company's common stock during the pricing period exceeds $17.25 or is less than $12.75, the per share value of the consideration to be received by Broad stockholders in the merger, whether in cash or stock, will increase or decrease, respectively. The Broad transaction has an aggregate value of approximately $138 million assuming an acquisition value of $26.50 per share of Broad common stock.

     The Broad transaction will be accounted for as a purchase and will not affect the Holding Company's ability to repurchase shares of stock. The transaction is expected to close in the third quarter of calendar 1999 and is subject to receipt of various regulatory approvals, approval by Broad's stockholders and certain other conditions. Additional information concerning the agreement and the proposed acquisition is contained in the Holding Company's Current Report on Form 8-K filed with the SEC on February 9, 1999, which report is incorporated by reference.

     The Broad agreement provides for the payment of a termination fee payable to the Holding Company under certain circumstances. The members of the Board of Directors and certain executive officers of Broad have agreed to vote their shares in favor of the merger. On June 24, 1999, Broad shareholders approved the merger agreement.

     These two pending acquisitions will allow the Company to expand into contiguous markets with similar demographics. These markets also provide the Company with the opportunity to further emphasize its focus on multi-family lending, commercial business lending and commercial deposits and accelerates the Company's strategy of becoming more like a commercial bank.

INDEPENDENCE COMMUNITY BANK

     The Bank's principal business is gathering deposits from customers within its market area and investing those deposits, primarily in multi-family residential mortgage loans, single-family residential loans (including cooperative apartment loans), commercial real estate loans, consumer loans, commercial business loans, mortgage-backed and mortgage-related securities and investment securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios while its primary sources of funds are deposits, Federal Home Loan Bank of New York ("FHLB") borrowings, loan amortization and prepayments and maturities of mortgage-backed and mortgage-related securities and investment securities. The Bank offers a variety of loan and deposit products to its customers. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with a third party.

MARKET AREA AND COMPETITION

     The Company has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing within its market area. The Company oversees its 32 branch office network through its headquarters located in downtown Brooklyn. The Company operates 17 branch offices in the borough of Brooklyn and another nine in the borough of Queens with the remaining branches dispersed among Manhattan, the Bronx, Staten Island and Nassau County. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. Although the Company lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in the boroughs of Brooklyn, Queens and Manhattan.

The Company's customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and to a lesser degree, low to moderate income households. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. As part of the Company's competitive strategy to attract loyal deposit customers, the Company historically has been a low service fee provider of a variety of savings and checking account products. The Company believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty which is essential to the Company's ability to compete effectively.

     Over the past several years, the New York City metropolitan area has benefited from the resurgence and growth in employment and profitability experienced by national securities and investment banking firms, many of which are domiciled in Manhattan, as well as the growth and profitability of other financial service companies, such as money center banks. The strength of the national economy and of the United States equities markets has contributed significantly to the recent growth and increased profitability of Wall Street securities and investment banking firms. Historically, the New York City metropolitan area has also benefited from being the corporate headquarters of many large industrial and commercial companies which have, in turn, attracted many smaller companies, particularly within the service industry. The metropolitan area also offers well developed transportation and communication systems and a highly skilled and educated work force. In spite of its size and diversity, the New York City metropolitan area economy is affected by the level of business activity and profitability within the securities and financial services industries. During the late 1980s and early 1990s, the securities and financial services industries experienced a significant decline in business activity and profitability which, when combined with a period of weakness in the national economy, resulted in higher levels of unemployment in the New York City metropolitan area. These conditions and other factors contributed to an overall decline in the value of commercial and residential real estate. While real estate values have substantially recovered, no assurance can be given that such conditions could not reoccur.

     The Company faces significant competition both in making loans and in attracting deposits. There are numerous financial institutions located within the Company's market area, many of which have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, savings associations, insurance companies and mortgage-banking companies. Management anticipates that competition for both multi-family residential mortgage loans and single-family residential loans will continue to increase in the future. Accordingly, no assurance can be given that the Company will be able to maintain the volume of originations of such loans at current levels. The Company's most direct competition for deposits has historically come from savings associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, direct purchases of government securities, and from other financial institutions such as brokerage firms and insurance companies. Competition also may increase as a result of the elimination of restrictions on interstate operations of financial institutions.

FORWARD LOOKING INFORMATION

     Statements contained herein which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the SEC from time to time. Such factors include, but are not limited to, changes in general economic and market conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

LENDING ACTIVITIES

     GENERAL. At March 31, 1999, the Company's net loan portfolio totaled $3.46 billion, which represented 62.5% of the Company's $5.54 billion of total assets. The single largest category of loans in the

Company's portfolio is multi-family residential mortgage loans, which totaled $2.2 billion or 62.6% of the Company's total loan portfolio at March 31, 1999. Such loans are secured primarily by apartment buildings located in the Company's market area. The second and third largest categories are single-family residential mortgage loans and cooperative apartment loans which totaled $491.5 million or 14.0% and $458.2 million or 13.1%, respectively, of the total loan portfolio at such date. These three categories collectively accounted for 89.7% of the Company's total loan portfolio at March 31, 1999. The remainder of the loan portfolio was comprised of $250.1 million of commercial and other real estate loans, $41.6 million of student loans, $39.4 million of commercial business loans, $12.3 million of home equity loans and lines of credit and $28.4 million of consumer and other loans.

     The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors in turn, are affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans at the dates indicated.

                                                                        AT MARCH 31,
                                  ----------------------------------------------------------------------------------------
                                           1999                      1998                      1997                1996
                                  ----------------------    ----------------------    ----------------------    ----------
                                                PERCENT                   PERCENT                   PERCENT
                                    AMOUNT      OF TOTAL      AMOUNT      OF TOTAL      AMOUNT      OF TOTAL      AMOUNT
                                  ----------    --------    ----------    --------    ----------    --------    ----------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential       $  491,523      14.0%     $  505,051      18.2%     $  552,745      21.8%     $  534,539
  Multi-family residential(1)      2,195,879      62.6       1,605,058      57.6       1,365,124      53.9       1,208,039
  Commercial and other real
    estate                           250,105       7.1         178,463       6.4         158,336       6.3         162,799
                                  ----------     -----      ----------     -----      ----------     -----      ----------
  Total principal balance --
    mortgage loans                 2,937,507      83.7       2,288,572      82.2       2,076,205      82.0       1,905,377
Less:
  Net deferred fees                  (10,529)      0.3          (9,403)      0.3          (9,645)      0.4         (10,451)
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Total mortgage loans               2,926,978      83.4       2,279,169      81.9       2,066,560      81.6       1,894,926
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Other loans:
  Cooperative apartment loans        458,165      13.1         380,866      13.7         348,029      13.7         340,507
  Student loans                       41,633       1.2          43,946       1.6          45,262       1.8          45,947
  Home equity loans and lines         12,295       0.4          15,625       0.6          19,545       0.8          23,458
  Consumer and other loans            28,382       0.8          30,869       1.1          27,005       1.1          20,611
  Commercial business loans           39,362       1.1          31,550       1.1          25,249       1.0          18,003
                                  ----------     -----      ----------     -----      ----------     -----      ----------
  Total principal balance --
    other loans                      579,837      16.6         502,856      18.1         465,090      18.4         448,526
Less:
  Unearned discount and net
    deferred fees                       (334)      0.0            (138)      0.0            (130)      0.0            (116)
                                  ----------     -----      ----------     -----      ----------     -----      ----------
  Total other loans                  579,503      16.6         502,718      18.1         464,960      18.4         448,410
  Total loans receivable           3,506,481     100.0%      2,781,887     100.0%      2,531,520     100.0%      2,343,336
                                  ----------     =====      ----------     =====      ----------     =====      ----------
Less:
  Allowance for loan losses          (46,823)                  (36,347)                  (27,024)                  (20,528)
                                  ----------                ----------                ----------                ----------
Loans receivable, net             $3,459,658                $2,745,540                $2,504,496                $2,322,808
                                  ==========                ==========                ==========                ==========

                                             AT MARCH 31,
                                  ----------------------------------
                                    1996               1995
                                  --------    ----------------------
                                  PERCENT                   PERCENT
                                  OF TOTAL      AMOUNT      OF TOTAL
                                  --------    ----------    --------
                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential         22.8%     $  376,047      18.5%
  Multi-family residential(1)       51.6       1,076,969      53.0
  Commercial and other real
    estate                           6.9         119,890       5.9
                                   -----      ----------     -----
  Total principal balance --
    mortgage loans                  81.3       1,572,906      77.4
Less:
  Net deferred fees                  0.4         (11,206)      0.6
                                   -----      ----------     -----
Total mortgage loans                80.9       1,561,700      76.8
                                   -----      ----------     -----
Other loans:
  Cooperative apartment loans       14.5         360,434      17.8
  Student loans                      1.9          47,823       2.4
  Home equity loans and lines        1.0          27,232       1.3
  Consumer and other loans           0.9          18,151       0.9
  Commercial business loans          0.8          16,866       0.8
                                   -----      ----------     -----
  Total principal balance --
    other loans                     19.1         470,506      23.2
Less:
  Unearned discount and net
    deferred fees                    0.0             (95)      0.0
                                   -----      ----------     -----
  Total other loans                 19.1         470,411      23.2
  Total loans receivable           100.0%      2,032,111     100.0%
                                   =====      ----------     =====
Less:
  Allowance for loan losses                      (11,849)
                                              ----------
Loans receivable, net                         $2,020,262
                                              ==========

---------------
(1) Includes at March 31, 1999 and March 31, 1998, $567.8 million and $354.1 million, respectively, of loans secured by mixed-use (combined residential and commercial use) properties.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Company's loans at March 31, 1999, as well as the dollar amount of such loans which are scheduled to mature after one year and which have fixed or adjustable interest rates. Demand loans, overdraft loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less.

                                                  PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN YEAR(S) ENDED MARCH 31,
                                     -------------------------------------------------------------------------------------------
                                      TOTAL AT
                                     MARCH 31,                                                  2004-       2010-
                                        1999        2000       2001       2002       2003        2009        2015     THEREAFTER
                                     ----------   --------   --------   --------   --------   ----------   --------   ----------
                                                                           (IN THOUSANDS)
Mortgage loans:
  Single-family residential(1)       $  467,799   $    299   $    781   $  2,087   $  7,596   $   91,169   $103,064    $262,803
  Multi-family residential            2,195,879     86,578    148,855    266,409    115,904    1,455,382     92,126      30,624
  Commercial and other real estate      250,105     18,169     22,987     27,229     23,143      133,173     21,579       3,825
Other loans:
  Cooperative apartment loans           458,165         38        140        698      3,678       20,422     43,292     389,897
  Consumer and commercial business
    loans(2)                            121,672     53,612     12,070     12,017     12,415       20,306      7,375       3,877
                                     ----------   --------   --------   --------   --------   ----------   --------    --------
        Total(3)                     $3,493,620   $158,696   $184,833   $308,440   $162,736   $1,720,452   $267,436    $691,026
                                     ==========   ========   ========   ========   ========   ==========   ========    ========

---------------
(1) Does not include $23.7 million of single-family residential loans serviced by others.

(2) Includes student loans, home equity loans and lines of credit, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

(3) Of the $3.34 billion of loan principal repayments contractually due after March 31, 2000, $2.60 billion have fixed rates of interest and $730.6 million have adjustable rates of interest.

     LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Company originates both adjustable-rate mortgage loans and fixed-rate mortgage loans, the relative volume of which is dependent upon customer demand and market rates of interest. The Company generally retains all adjustable-rate loans and fixed-rate residential mortgage loans with contractual terms of 15 years or less for its portfolio. In the past, the Company generally did not purchase whole mortgage loans or loan participations. However, during the fourth quarter of fiscal 1996 the Company entered into an agreement with a local mortgage-banking firm to purchase conventional (loans not fully or partially guaranteed by the Federal Housing Administration ("FHA") or the Department of Veterans' Affairs ("VA")), single-family residential mortgage loans and cooperative apartment loans originated by such mortgage banking firm on the Company's behalf. During the year ended March 31, 1999, the Company purchased $3.7 million and $13.7 million, respectively, of conventional single-family residential mortgage loans and cooperative loans from such mortgage banker. During fiscal 1999 the Company purchased an aggregate of $43.1 million of multi-family loans from the Community Preservation Corp. ("CPC"), a provider of financing for low- and moderate-income homebuyers, which loans continue to be serviced by CPC. The Company generally sells (with servicing retained by the Company) newly originated fixed-rate, single-family residential mortgage loans with contractual terms of more than 15 years in the secondary market to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"). It has also, on occasion, sold cooperative apartment loans and multi-family residential mortgage loans. As of March 31, 1999, the Company serviced $206.9 million of loans for others. The Company generally receives an annual fee equal to .25% to .375% of the outstanding principal balance for servicing loans sold.

     The Company has undertaken to make a good faith effort, pursuant to regulatory obligations incurred in connection with the Conversion in 1998, consistent with safe and sound banking practices, to provide housing related financing to borrowers and/ or projects located in the Bronx and in upper Manhattan totaling $22.0 million and $16.0 million, respectively, over the two year period commencing January 1, 1998 of which $14.0 million and $9.0 million, respectively, are to consist of loans secured by properties in low and moderate income ("LMI") census tracts, loans to LMI borrowers, loans to community development projects or other qualified investments (subject to certain limitations). This lending commitment can be satisfied by originations, purchases or refinancing of permanent or construction loans for housing related projects or by community development loans or other "qualified investments" as defined in federal regulations promulgated pursuant to the Community Reinvestment Act ("CRA"). As of March 31, 1999, the Company has exceeded these commitments. In addition, the Company agreed to expand its CRA assessment area to include Manhattan, the Bronx and Nassau County in their entirety. In December 1997, the Company entered into an agreement (the "ICP Agreement") with Inner City Press/ Community on the Move, a local community group ("ICP"), pursuant to which the Company agreed to use its best efforts to lend at least $27.0 million and $20.0 million in the Bronx and upper Manhattan, respectively. Over the two-year period commencing January 1, 1998, at least $18.0 million and $16.0 million, respectively, of such loans, are to consist of loans secured by properties in LMI census tracts in the Bronx and upper Manhattan. For purposes of the ICP Agreement, "lend" means making loans, community development loans or qualified investments as defined in federal regulations implementing the CRA. In addition, under the terms of the ICP Agreement the Company is required to use its best efforts to lend in certain specified LMI areas of Brooklyn an aggregate of at least $15.0 million in the two-year period commencing January 1, 1998. In addition, during this two-year period, the Company agreed to open two automatic teller machines ("ATM") in LMI census tracts in the Bronx and/or upper Manhattan or a new branch office within certain specified areas of the Bronx or upper Manhattan. In connection with the review of the Company's Conversion application by Federal regulators, the Company agreed, subject to principles of safety and soundness, to meet certain lending requirements substantially identical to those set forth in the ICP Agreement. As of March 31, 1999 the Company has exceeded each of these lending commitments. The Company is still in the process of finding suitable locations for the branch office or ATM facilities. Management does not believe that compliance with the commitments related to the selection of a branch office or ATM site will have a material effect on the results of operations or financial condition of the Company.

     LOAN ACTIVITY. The following table shows the activity in the Company's loan portfolio during the periods indicated.

                                                                  YEAR ENDED MARCH 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Total principal balance of loans held at the beginning
  of period                                              $2,791,428    $2,541,295    $2,353,903
Originations of loans:
  Single-family residential                                 109,477        45,476       106,688
  Multi-family residential                                  789,253       410,106       225,906
  Commercial and other real estate                          105,816        35,679        49,924
  Other loans:
     Cooperative apartment loans                            164,062        82,006       115,685
     Consumer and commercial business loans(1)               49,822        47,320        43,009
                                                         ----------    ----------    ----------
          Total originations                              1,218,430       620,587       541,212
                                                         ----------    ----------    ----------
Purchases of loans:
  Single-family residential                                   3,738        11,346        19,097
  Multi-family residential                                   43,126            --            --
  Commercial and other real estate                               --            --            --
  Other loans:
     Cooperative apartment loans                             13,747        12,658        11,724
     Consumer and commercial business loans(1)                   --            --            --
                                                         ----------    ----------    ----------
          Total purchases                                    60,611        24,004        30,821
                                                         ----------    ----------    ----------
          Total originations and purchases                1,279,041       644,591       572,033
Loans sold:
  Single-family residential                                  28,162        17,470         4,066
  Commercial and other real estate                               --            --         1,494(2)
  Other loans:
     Cooperative apartment loans                             11,761         1,668        67,658
                                                         ----------    ----------    ----------
          Total sold                                         39,923        19,138        73,218
Repayments(3)                                               513,202       375,320       311,423
                                                         ----------    ----------    ----------
Net loan activity                                           725,916       250,133       187,392
                                                         ----------    ----------    ----------
          Total principal balance of loans held at the
            end of period                                 3,517,344     2,791,428     2,541,295
Less:
  Discount on loans purchased and net deferred fees at
     end of period                                           10,863         9,541         9,775
                                                         ----------    ----------    ----------
          Total loans receivable at end of period        $3,506,481    $2,781,887    $2,531,520
                                                         ==========    ==========    ==========

---------------
(1) Includes student loans, home equity loans and lines of credit, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

(2) Reflects sale of certain non-performing loans acquired in the acquisition of Bay Ridge Bancorp., Inc. ("Bay Ridge") in January 1996.

(3) Includes loans charged off or transferred to other real estate owned.

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. The Company originates multi-family (five or more units) residential mortgage loans which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located in the Company's market area. At March 31, 1999, the Company had multi-family residential mortgage loans totaling $2.2 billion in its portfolio, comprising 62.6% of the total loan portfolio. Historically, the Company has been an active multi-family residential mortgage lender and this portion of the Company's loan portfolio has grown substantially during the last several years, reflecting the Company's emphasis on such lending. The Company intends to continue to emphasize multi-family residential mortgage lending within its market area. The main competitors for loans in this market tend to be other local banks and savings institutions as well as insurance companies. Multi-family residential mortgage loans in the Company's portfolio generally range in amount from $500,000 to $3.0 million and have an average size of approximately $1.0 million. The Company's multi-family residential mortgage loans are comprised primarily of middle-income housing located in the boroughs of Brooklyn, Queens and Manhattan.

     When approving new multi-family residential mortgage loans, the Company follows a set of underwriting standards which it believes are conservative, and which generally permit a maximum loan-to-value ratio of 75% based on an appraisal performed by either one of the Company's in-house licensed and certified appraisers or by a Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.3 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property and the Company's lending experience with the borrower. The Company's current lending policy requires that loans in excess of $500,000 be approved by two non-officer directors of the Credit Committee of the Board of Directors.

     The Company's multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 65% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At March 31, 1999, the Company had $551.9 million of loans secured by cooperative apartment buildings located primarily in Manhattan.

     The Company's typical multi-family residential mortgage loan is originated with a term to maturity of 5 to 10 years (with principal due in full at such time). These loans have a fixed-rate of interest and may be extended by the borrower, upon payment of an additional fee, for five additional years at an interest rate based on the 5-year FHLB advance rate plus a margin, which rate may not be below the initial interest rate of the loan. The Company has been offering loans which have fixed-rates for the first five years then adjust at the end of the fifth year and again at the end of the seventh or eighth year to pre-set rates established at the time of origination. Under the terms of the Company's multi-family residential mortgage loans, the principal balance generally is amortized at the rate of 1% per year. Prepayment penalties are generally assessed on these loans.

     In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans which, at March 31, 1999, amounted to $250.1 million or 7.1% of total loans. This portfolio is comprised primarily of loans secured by commercial and industrial properties as well as nursing homes, funeral homes, churches and synagogues, schools and small shopping centers located within the Company's market area. The Company's commercial real estate loans generally range in amount from $50,000 to $1.5 million, and have an average size of approximately $700,000. The Company originates commercial real estate loans using similar underwriting standards as applied to multi-family residential mortgage loans. In addition, the Company reviews rent or lease income, rent rolls, business receipts, the borrower's credit history and business experience, and comparable values of similar properties when underwriting commercial real estate loans.

     Loans secured by apartment buildings and other multi-family residential and commercial properties generally are larger and considered to involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation or management of the properties and are subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which generally limit the origination of such loans to the Company's market area and require such loans to be qualified on, among other things, the basis of the property's income and debt service ratio.

     SINGLE-FAMILY RESIDENTIAL AND COOPERATIVE APARTMENT LENDING. The Company offers residential first mortgage loans secured primarily by owner-occupied single family (one to four units) residences. The Company also originates loans to individuals secured by shares of individual cooperative apartments. At March 31, 1999, $491.5 million or 14.0% and $458.2 million or 13.1% of the Company's total loan portfolio consisted of single-family residential mortgage loans and cooperative apartment loans, respectively. The substantial majority of these loans are secured by properties located in the boroughs of Brooklyn, Queens and Manhattan. The Company offers conforming and non-conforming fixed-rate and adjustable-rate mortgage loans ("ARMs") with maturities of up to 30 years and a maximum loan amount generally not exceeding $1.0 million. At March 31, 1999, ARMs represented $678.9 million of the aggregate total of single-family residential mortgage loans and cooperative apartments loans.

     The Company's residential loan originations are generally obtained from existing or past loan customers, depositors of the Company, members of the local community and referrals from attorneys, realtors and independent mortgage brokers who refer members of the communities located in the Company's market area. The Company has agreements with mortgage-banking firms and with mortgage brokers with respect to the origination of single-family residential mortgage loans and cooperative apartment loans for the Company. Under the terms of the agreements with the mortgage bankers, the mortgage bankers originate and sell loans to the Company. However, the mortgage brokers originate loans on the Company's behalf using the Company's loan documents. In both cases, the loans are originated and underwritten in accordance with the Company's underwriting policies, and the Company retains approval authority with respect to loans it considers for its portfolio. The Company also conducts extensive print and radio advertising, the majority of which is for its mortgage products. The Company is a participating seller/servicer with the FNMA and the FHLMC, and generally underwrites its fixed-rate single-family residential mortgage loans to conform with standards required by these agencies. Included in single-family residential loans is a modest amount of loans partially or fully guaranteed by the FHA or the VA.

     The Company continues to place a portion of its lending emphasis in the cooperative apartment loan market. Although the collateral for cooperative apartment loans consists of shares in a cooperative housing corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as single-family residential mortgage loans. At March 31, 1999, such loans amounted to $458.2 million or 13.1% of the Company's total loan portfolio. Although the Company's cooperative apartment loans in the past have related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan, with a significant number of such loans having original loan balances in excess of $300,000.

     The Company's single-family residential mortgage loans and cooperative apartment loans include ARMs and fixed-rate loans. The Company currently offers a variety of ARMs, all of which have a 30 year term to maturity and certain of which can convert to fixed-rate loans. The Company's ARMs currently include loans which adjust every one or three years as well as loans with an established rate for the initial five or seven years of the loan and which adjust every three years thereafter. The interest rate on the Company's ARMs fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Board of Governors of the Federal Reserve System. In addition, ARMs generally are subject to limitations on interest increases or decreases of 2% per adjustment period and an interest rate cap during the life of the loan established at the time of origination.

     The retention of ARMs in the Company's loan portfolio helps reduce the Company's exposure to increases in interest rates. However, ARMs generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for defaults. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risks, ARM borrowers are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. The Company has not in the past, nor does it currently, originate ARMs with negative amortization.

     The Company's fixed-rate, single-family residential mortgage loans and cooperative apartment loans have terms of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions. The Company generally originates fixed-rate loans with terms and in amounts conforming to the maximum guidelines of the FNMA and the FHLMC.

     The Company generally sells its newly originated fixed-rate, single-family residential mortgage loans with contractual terms of more than 15 years in the secondary market to agencies such as the FNMA and the FHLMC. The Company generally retains the servicing rights on all such loans sold. For the year ended March 31, 1999 the Company sold single-family residential mortgage loans totaling $28.2 million.

     Under the Company's underwriting guidelines, ARMS can be originated with loan-to-value ratios of up to 80%. Fixed-rate, single-family residential mortgage loans can be originated with loan-to-value ratios of up to 90%, provided, however, that private mortgage insurance is required for loans with loan-to-value ratios in excess of 80%.

     In order to provide financing for low-and moderate-income home buyers, the Company participates in residential mortgage programs and products sponsored by, among others, the State of New York Mortgage Authority, the CPC, Neighborhood Housing Services and the New York City Co-op Pilot Program. Various programs sponsored by these groups provide low and moderate income households with fixed-rate mortgage loans which are generally below prevailing fixed market rates and which allow below-market down payments.

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

     CONSUMER LENDING ACTIVITIES. The Company offers a variety of consumer loans including student loans, home equity loans and lines of credit, automobile loans and passbook loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At March 31, 1999, $82.3 million or 2.4% of the Company's total loan portfolio was comprised of consumer loans.

     The largest component of the Company's consumer loan portfolio is student loans. The Company has been and continues to be an active originator of student loans. Substantially all of these loans are originated under the auspices of the New York State Higher Education Service Corporation ("NYSHESC"). Under the terms of these loans, no repayment is due until the student's graduation, with 98% of the principal guaranteed by the NYSHESC. The term and rates of these loans are established by the NYSHESC. At March 31, 1999, such loans amounted to $41.6 million or 1.2% of the total loan portfolio.

     The second largest component of the Company's consumer loan portfolio is automobile loans which totaled $15.4 million at March 31, 1999. The vast majority of automobile loans are originated directly with the Company's customer, rather than indirectly through automobile dealers. The car collateralizes the loan, with the Company lending up to 80% of the value of the car. The loans generally amortize over a two to five year period and can be used to purchase either a new or used car. At March 31, 1999, 78.8% of the total amount of automobile loans represent loans for the purchase of a new automobile. The Company generally does not participate in indirect automobile lending.

     The third largest component of the Company's consumer loan portfolio is home equity loans and lines which consist primarily of home equity lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower's primary or secondary residence. The Company's home equity lines of credit have interest rates that adjust or float based on the Wall Street Journal Prime Rate ("WSJ Prime"), loan-to-value ratios of 75% or less, and are generally for amounts of less than $100,000 but can be as high as $300,000. Interest only payments are made during the first five years with repayment of principal and interest required during the final 15 years. The

Company offers fixed-rate, fixed-term home improvement loans, which are also secured by the underlying equity in the borrower's primary or secondary residence. At March 31, 1999, home equity lines and loans amounted to $12.3 million, or 0.4% of the Company's total loan portfolio and the Company had an additional $3.8 million of unused commitments pursuant to such equity lines of credit.

     At March 31, 1999, the remaining $13.0 million of the Company's consumer loan portfolio, which amounted to 0.4% of the Company's total loan portfolio, was comprised primarily of loans secured by passbook loans and credit card loans. Subsequent to March 31, 1999, the Company sold its entire credit card portfolio. The Company has recently entered into an agreement with another financial institution to act as their agent and offer credit cards in the Company's market area for which the Company will receive a per unit fee. The Company will not record an asset or assume any related credit risk. Passbook loans, which are loans secured by the borrower's deposits in the Company, totaled $8.2 million at March 31, 1999, while credit card loans amounted to $1.5 million at such date.

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

     COMMERCIAL BUSINESS LENDING ACTIVITIES. The Company makes commercial business loans directly to businesses located in its market area. The Company targets small and medium sized businesses with the bulk of the loans being originated for amounts less than $750,000. Applications for commercial business loans are obtained primarily from existing customers, branch referrals and direct inquiry. As of March 31, 1999, commercial business loans totaled $39.4 million, or 1.1%, of the Company's total loan portfolio.

     Commercial business loans originated by the Company generally have terms of five years or less and adjustable interest rates tied to the WSJ Prime plus a margin. Such loans are generally secured by real estate, receivables or inventory and are backed by the personal guarantees of the principals of the borrower. Commercial business loans generally have shorter terms to maturity and provide higher yields than residential mortgage loans. Although commercial business loans generally are considered to involve greater credit risk then certain other types of loans, management intends to continue to offer commercial business loans to small and medium-sized businesses in its market area. Furthermore, the Company intends to expand its commercial business lending program. In furtherance of such strategy, the Company continues to increase its advertising and direct mail solicitations with respect to commercial business loans and is in the process of increasing the number of commercial business loan officers.

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Board of Directors of the Bank has established lending authorities for individual officers as to its various types of loan products. For multi-family residential mortgage loans, commercial real estate loans, single-family residential mortgage loans and cooperative apartment loans, the Executive Vice President and Mortgage Officer and a Senior Vice President have the authority to approve loans in amounts up to $500,000. Any mortgage loan or cooperative apartment loan in excess of $500,000, however, must also be approved by the President and at least two members of the Credit Committee of the Board of Directors, which consists of various directors, the composition of which is changed periodically. Consumer loans and commercial business loans of less than $50,000 can be approved by an individual loan officer, while loans between $50,000 and $300,000 must be approved by two loan officers. Any commercial business loan in excess of $300,000 must also be approved by at least two members of the Credit Committee of the Board of Directors.

     The Company's policy limits to 15% of the Bank's stockholder's equity the amount of credit related to mortgage loans and cooperative share loans that can be extended to any one borrower. In addition, the Company's policy limits the amount of commercial business loans that can be extended to any one borrower to the greater of $2.0 million, 5% of the Bank's stockholder's equity or 10% of total commercial business loans. With certain limited exceptions, a New York State-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (in-cluding lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank's stockholder's equity if the loan is unsecured, or 25% of stockholder's equity if the loan is secured.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated which originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At March 31, 1999, the Company had $10.9 million of such net deferred loan fees.

ASSET QUALITY

     The Company generally places loans on non-accrual status when interest payments become more than 90 days past due. However, student, FHA or VA loans continue to accrue interest because their interest payments are guaranteed by various government programs and agencies. Loans may be placed on non-accrual status earlier if management believes that collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

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

     DELINQUENT LOANS The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                AT MARCH 31, 1999                             AT MARCH 31, 1998
                                   -------------------------------------------   -------------------------------------------
                                        60-89 DAYS          90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                   --------------------   --------------------   --------------------   --------------------
                                              PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL
                                    NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE
                                   OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                   --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential           35       $1,665        54       $2,684        42       $3,908        84       $4,298
  Multi-family residential             3          845         4          830         4          960         8        1,190
  Commercial and other mortgage
     loans                            --           --         3          962         5          590         5        1,009
Other loans:
  Cooperative apartment loans          7          365        12          381         8          316        19          509
  Consumer and commercial
     business loans(1)               190          767       420        1,597       226        1,271       481        2,019
                                     ---       ------       ---       ------       ---       ------       ---       ------
          Total                      235       $3,642       493       $6,454       285       $7,045       597       $9,025
                                     ===       ======       ===       ======       ===       ======       ===       ======
Delinquent loans to total loans(2)               0.10%                  0.18%                  0.25%                  0.32%
                                               ======                 ======                 ======                 ======

                                                AT MARCH 31, 1997
                                   -------------------------------------------
                                        60-89 DAYS          90 DAYS OR MORE
                                   --------------------   --------------------
                                              PRINCIPAL              PRINCIPAL
                                    NUMBER     BALANCE     NUMBER     BALANCE
                                   OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                   --------   ---------   --------   ---------
                                             (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential           13       $  535        56       $ 3,311
  Multi-family residential            --           --         3         1,918
  Commercial and other mortgage
     loans                            --           --         5         9,209
Other loans:
  Cooperative apartment loans          4          196        13           427
  Consumer and commercial
     business loans(1)               225        1,004       300         1,757
                                     ---       ------       ---       -------
          Total                      242       $1,735       377       $16,622
                                     ===       ======       ===       =======
Delinquent loans to total loans(2                0.07%                   0.65%
                                               ======                 =======

---------------
(1) Includes student loans, home equity loans and lines of credit, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

(2) Total loans includes loans receivable less deferred loan fees and unamortized discounts, net.

     NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and OREO at the dates indicated. The Company did not have any troubled debt restructuring at any of the dates presented.

                                                              AT MARCH 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential             $ 2,809    $ 4,423    $ 2,474    $ 2,890    $ 2,074
     Multi-family residential                  830      1,190      1,918      3,379      2,018
     Commercial and other                    2,687      4,782     11,155     12,600      1,975
  Other loans:
     Cooperative apartment loans               381        509        427        355        451
     Consumer and commercial business
       loans(1)                                400        431        956      1,135      1,590
                                           -------    -------    -------    -------    -------
          Total non-accruing loans           7,107     11,335     16,930     20,359(2)   8,108
                                           -------    -------    -------    -------    -------
Loans past due 90 days or more as to:
  Interest and accruing(3)                   1,197      1,607      1,718      8,737      7,564
  Principal and accruing(4)                 30,805     16,804      8,442      6,413      5,591
                                           -------    -------    -------    -------    -------
          Total past due loans and
            accruing                        32,002     18,411     10,160     15,150     13,155
                                           -------    -------    -------    -------    -------
          Total non-performing loans        39,109     29,746     27,090     35,509     21,263
                                           -------    -------    -------    -------    -------
Other real estate owned, net(5)                273        192        540        973      1,691
                                           -------    -------    -------    -------    -------
Total non-performing assets(6)             $39,382    $29,938    $27,630    $36,482    $22,954
                                           =======    =======    =======    =======    =======
Allowance for loan losses as a percent of
  total loans                                 1.34%      1.31%      1.07%      0.88%      0.58%
Allowance for loan losses as a percent of
  non-performing loans                      119.72     122.19      99.76      57.81      55.73
Non-performing loans as a percent of
  total loans                                 1.12       1.07       1.07       1.52       1.05
Non-performing assets as a percent of
  total assets                                0.71       0.57       0.74       0.94       0.88

---------------
(1) Consists primarily of commercial business loans and home equity lines of credit.

(2) Includes $9.5 million of loans acquired in the Bay Ridge acquisition.

(3) Consists primarily of student loans guaranteed by the NYSHESC.

(4) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(5) Net of related loss allowances.

(6) Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and accruing.

     The increase in non-performing assets from March 31, 1998 to March 31, 1999 was the result of a $9.4 million increase in non-performing loans along with an $81,000 increase in OREO. The $4.2 million decrease in non-accruing loans in fiscal 1999 was primarily due to the repayment of a $2.0 million non-accrual commercial real estate loan with the remainder due to the repayment of multi-family residential and commercial real estate loans.

     At March 31, 1999, the Company's $30.8 million of loans past due 90 days or more as to principal consisted of loans which were contractually past their maturity but which continued to make payments on a basis consistent with the loans' original amortization schedule. The amount of such loans increased by $14.0 million to $30.8 million at March 31, 1999, which was primarily due to the increased number of loans which matured and have not been renegotiated. Such loans consisted primarily of $24.9 million of multi-family residential loans and $5.3 million of commercial real estate loans. At March 31, 1999, the $24.9 million of contractually past due multi-family residential loans consisted of 67 loans with an average principal balance of approximately $372,000 while the $5.3 million of commercial real estate loans consisted of 14 loans with an average principal balance of approximately $379,000. The Company's multi-family residential and commercial real estate loans are generally structured as a five or ten year balloon loan with the ability of the borrower to extend the term of the loan for an additional five years. At the contractual maturity date of these particular loans, the borrowers failed to repay in full the principal due. The borrowers, however, have continued to make payments on the loans consistent with the loans' payment terms based on the original amortization schedule. Although the Company has contacted the borrowers requesting that they refinance their loans, the borrowers have not yet taken such step. The majority of such loans bear interest rates which are above those being charged currently on newly originated multi-family residential and commercial real estate loans. Furthermore, the Company inspects each of such properties at least annually. In addition, in many cases, based on current financial information provided to the Company, the properties are producing sufficient cash flow to service the debt. Based upon management's review of these credits, the Company does not believe that any material losses will be incurred with respect to such properties. However, the delinquency of such loans has been and continues to be considered in establishing the level of the Company's allowance for loan losses. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.

     The interest income that would have been recorded during the years ended March 31, 1999 and March 31, 1998, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods was $562,000 and $758,000, respectively.

     A New York-chartered savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Department"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for possible loan losses, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for possible loan losses, thereby adversely affecting the Company's financial condition and results of operations at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses depend upon future events and, as such, further additions to the allowances for loan losses may become necessary. In addition, if the Company's involvement in multi-family residential and commercial real estate lending continues to increase (which is expected), additional provisions may be required due to the generally greater inherent risk involved in such lending.

     CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, resulting in a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

     At March 31, 1999, the Company had classified an aggregate of $16.8 million of assets (a portion of which consisted of non-accrual loans). In addition, at such date the Company had $114.2 million of assets which were designated by the Company as special mention. At March 31, 1999, a major component of the Company's assets deemed special mention was a $14.7 million loan to the partnership which owns the building in which the Company's executive offices are located. The loan was originated in 1993 in the amount of $5.0 million to help fund the partnership's purchase of the building. As a result of a variety of factors, there were delays in fully leasing out the building due in part to the need to effect extensive renovations and tenant improvements, including asbestos removal. As a consequence, payments on the initial loan were not made and the loan was placed on non-accrual status in fiscal 1996. The Company refinanced the loan in early 1997 and increased the principal balance to $15.0 million. The $10.0 million of additional funds were used in part to repay advances (plus interest) made to the partnership by Wiljo Development Corporation ("Wiljo"), a wholly-owned subsidiary of the Company, for construction costs and other expenses. The Company's executive offices and a branch office occupy approximately 40% of the building. As of March 31, 1999, all the remaining space in the building is leased with lease terms generally of ten years or more, and the new loan is performing in accordance with its terms. Also included in assets deemed special mention were $30.0 million of loans which were 90 days or more past due maturity which continued to make payments on a basis consistent with the original repayment schedule.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $46.8 million at March 31, 1999 as compared to $36.3 million at March 31, 1998. At March 31, 1999, the Company's allowance amounted to 1.3% of total loans and 119.7% of total non-performing loans. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

     The Company's allowance for loan losses increased $10.5 million from March 31, 1998 to March 31, 1999 due to provisions totaling $10.7 million, partially offset by charge-offs, net of recoveries, of $222,000. The increase during the period was due to several factors, including the Company's continued increased investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area, an increase in the number of larger multi-family residential, commercial real estate and individual cooperative apartment loans as compared to prior years, an increase in the number of loans, which, while not delinquent, exhibit risk characteristics which require heightened management oversight, including loans which are contractually past due maturity 90 days or more, and an increase of $7.8 million or 24.8% in commercial business loans, which, though conservatively underwritten in management's view are considered to have a greater risk of loss.

     The Company will continue to monitor and modify its allowance for possible loan losses as conditions dictate. While management believes that, based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfo-lio at this time, no assurances can be given that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. Management may in the future further increase the level of its allowance for loan losses as a percentage of total loans and non-performing loans in the event the level of multi-family residential, commercial real estate and commercial business loans (which generally are considered to have a greater risk of loss than single-family residential mortgage loans) as a percentage of its total loan portfolio continues to increase. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to make additional provisions for estimated possible loan losses based upon judgments different from those of management.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                          YEAR ENDED MARCH 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
Allowance at beginning of period           $36,347    $27,024    $20,528    $11,849    $ 8,770
                                           -------    -------    -------    -------    -------
Allowance from acquisition(1)                   --         --         --      6,910         --
Provision:
  Mortgage loans(2)                          9,450      7,894      8,425      3,300      3,300
  Consumer and commercial business
     loans(3)                                1,248      2,117       (465)(4)     379       292
                                           -------    -------    -------    -------    -------
          Total provision                   10,698     10,011      7,960      3,679      3,592
                                           -------    -------    -------    -------    -------
Charge-offs:
  Mortgage loans(2)                            194      1,047      1,636      1,634        842
  Consumer and commercial business
     loans(3)                                  403        263        509        751        220
                                           -------    -------    -------    -------    -------
          Total charge-offs                    597      1,310      2,145      2,385      1,062
                                           -------    -------    -------    -------    -------
Recoveries:
  Mortgage loans(2)                            241        415        545        176        294
  Consumer and commercial business
     loans(3)                                  134        207        136        299        255
                                           -------    -------    -------    -------    -------
          Total recoveries                     375        622        681        475        549
                                           -------    -------    -------    -------    -------
Net loans charged-off                         (222)      (688)    (1,464)    (1,910)      (513)
                                           -------    -------    -------    -------    -------
Allowance at end of period                 $46,823    $36,347    $27,024    $20,528    $11,849
                                           =======    =======    =======    =======    =======
Net loans charged off to allowance for
  loan losses                                 0.47%      1.89%      5.42%      9.30%      4.33%
Allowance for possible loan losses as a
  percent of total loans                      1.34%      1.31%      1.07%      0.88%      0.58%
Allowance for possible loan losses as a
  percent of total non-performing
  loans(5)                                  119.72%    122.19%     99.76%     57.81%     55.73%

---------------
(1) Reflects allowance for loan losses acquired in the Bay Ridge acquisition in January 1996.

(2) Includes individual cooperative apartment loans.

(3) Includes student loans, home equity loans and lines of credit, automobile loans, secured and unsecured personal loans, and commercial business loans.

(4) Reflects adjustment to allowance related to commercial business loans.

(5) Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and accruing.

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                          AT MARCH 31,
                         ------------------------------------------------------------------------------
                                 1999                   1998                   1997             1996
                         --------------------   --------------------   --------------------   ---------
                                     PERCENT                PERCENT                PERCENT
                                     OF LOANS               OF LOANS               OF LOANS
                                     IN EACH                IN EACH                IN EACH
                                     CATEGORY               CATEGORY               CATEGORY
                         AMOUNT OF   TO TOTAL   AMOUNT OF   TO TOTAL   AMOUNT OF   TO TOTAL   AMOUNT OF
                         ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE
                         ---------   --------   ---------   --------   ---------   --------   ---------
                                                     (DOLLARS IN THOUSANDS)
Mortgage loans(1)         $40,128      96.5%     $30,361      95.6%     $23,370      95.4%     $16,036
Other loans(2)              6,695       3.5        5,716       4.4        3,654       4.6        4,492
                          -------     -----      -------     -----      -------     -----      -------
Total                     $46,823     100.0%     $36,347     100.0%     $27,024     100.0%     $20,528
                          =======     =====      =======     =====      =======     =====      =======

                                  AT MARCH 31,
                         -------------------------------
                           1996             1995
                         --------   --------------------
                         PERCENT                PERCENT
                         OF LOANS               OF LOANS
                         IN EACH                IN EACH
                         CATEGORY               CATEGORY
                         TO TOTAL   AMOUNT OF   TO TOTAL
                          LOANS     ALLOWANCE    LOANS
                         --------   ---------   --------
                             (DOLLARS IN THOUSANDS)
Mortgage loans(1)          95.4%     $ 7,284      94.6%
Other loans(2)              4.6        4,565       5.4
                          -----      -------     -----
Total                     100.0%     $11,489     100.0%
                          =====      =======     =====

---------------
(1) Includes individual cooperative apartment loans.

(2) Includes student loans, home equity loans, and lines of credit, automobile loans, secured and unsecured personal loans, and commercial business loans.

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

     The Company believes its procedures regarding the assessment of environmental risk are adequate and the Company is unaware of any environmental issues which would subject it to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

INVESTMENT ACTIVITIES

     INVESTMENT POLICIES. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company's investment and mortgage-backed and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company's goals with respect to interest rate risk management. The Company's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment-grade corporate obligations, various types of mortgage-backed and mortgage-related securities, including collateralized mortgage obligations ("CMOs"), commercial paper, and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At March 31, 1999 these equity investments totaled $32.2 million. See "Business-Regulation -- Activities and Investments of FDIC-Insured State-Chartered Banks".

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

     Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. However, the existence of the guarantees or insurance generally results in such securities bearing yields which are less than the loans underlying such securities.

     The FHLMC is a publicly traded corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. The FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low-and middle-income housing, there are limits to the maximum size of loans that qualify for these programs.

     In fiscal 1997 the Company reclassified its mortgage-backed and mortgage-related and investment securities held to maturity (which at the time totaled $129.8 million) as available-for-sale. The Company subsequently sold in March 1997 $397.3 million of these securities, incurring a net loss of $4.5 million in order to improve the yield on and reduce the interest rate volatility of the Company's investment securities and mortgage-backed and mortgage-related securities. The Company reinvested the proceeds primarily in U.S. Treasury notes and bills with maturities of two years or less, resulting initially in an increase in the yield of approximately 60 basis points by comparison to the securities sold.

     At March 31, 1999, the Company's $1.19 billion of mortgage-backed and mortgage-related securities, which represented 21.5% of the Company's total assets, were comprised of $1.13 billion of CMOs, and $59.7 million of mortgage-backed securities, which were issued or guaranteed by the FHLMC, the FNMA or the GNMA. The portfolio increased $1.11 billion during fiscal 1999 primarily due to the Company's determination to invest a greater portion of its assets into higher yielding mortgage-backed and mortgage-related securities.

     At March 31, 1999, the contractual maturity of approximately 88.1% of the Company's mortgage-backed and mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is less than its stated maturity due to repayments of the underlying mortgages. Prepayments at a rate different than that anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles ("GAAP"), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly effect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in a loss due to an acceleration of any unamortized premium. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed and mortgage-related securities amortize or repay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following table sets forth the activity in the Company's aggregate mortgage-backed and mortgage-related securities portfolio during the periods indicated, all of which are available for sale.

                                                                  YEAR ENDED MARCH 31,
                                                          ------------------------------------
                                                           1999(1)       1998(1)      1997(1)
                                                          ----------    ---------    ---------
                                                                     (IN THOUSANDS)
Mortgage-backed and mortgage-related securities at
  beginning of period                                     $   84,610    $ 190,979    $ 516,023
Purchases                                                  1,232,479       14,517      132,587
Sales                                                             --      (14,522)    (310,252)
Repayments, prepayments and maturities                      (118,972)    (108,644)    (146,836)
Amortization of premium                                         (823)        (592)      (4,307)
Accretion of discounts                                            88          147          385
Unrealized gains (losses) on available-for-sale
  mortgage- backed and mortgage-related securities            (7,549)       2,725        3,379
                                                          ----------    ---------    ---------
Mortgage-backed and mortgage-related securities at end
  of period                                               $1,189,833    $  84,610    $ 190,979
                                                          ==========    =========    =========

---------------
(1) All mortgage-backed and mortgage-related securities at March 31, 1999, 1998 and 1997 were classified available-for-sale.

     INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various Federal agencies and of state and municipal governments, mutual funds, equity securities and corporate obligations. The portfolio decreased 74.1% from $1.28 billion at March 31, 1998 to $331.8 million at March 31, 1999 primarily due to the redeployment of the initial investment of the stock offering proceeds from investment securities into higher yielding mortgage loans and mortgage related securities in accordance with the Company's operating plan.

     The following table sets forth the activity in the Company's aggregate investment securities portfolio during the periods indicated.

                                                                YEAR ENDED MARCH 31,
                                                       ---------------------------------------
                                                         1999(1)        1998(1)       1997(1)
                                                       -----------    -----------    ---------
                                                               (DOLLARS IN THOUSANDS)
Investment securities at beginning of period           $ 1,282,072    $   357,487    $ 723,823
Purchases                                                  717,698      2,228,433      785,334
Sales                                                     (456,013)      (273,740)    (339,842)
Maturities and repayments                               (1,207,133)    (1,050,965)    (823,825)
Amortization of premium                                       (464)          (475)         (85)
Accretion of discounts                                       3,488         13,619       11,551
Unrealized gains (losses) on available-for-sale
  investment securities                                     (7,853)         7,713          531
                                                       -----------    -----------    ---------
Investment securities at end of period                 $   331,795    $ 1,282,072    $ 357,487
                                                       ===========    ===========    =========

---------------
(1) All investment securities at March 31, 1999, 1998 and 1997 were deemed available-for-sale.

     The following table sets forth information regarding the amortized cost and market value of the Company's investment and mortgage-backed and mortgage-related securities at the dates indicated.

                                                                AT MARCH 31
                               -----------------------------------------------------------------------------
                                         1999                        1998                      1997
                               ------------------------    ------------------------    ---------------------
                               AMORTIZED       MARKET      AMORTIZED       MARKET      AMORTIZED     MARKET
                                  COST         VALUE          COST         VALUE         COST        VALUE
                               ----------    ----------    ----------    ----------    ---------    --------
                                                              (IN THOUSANDS)
Available-for-sale:
  Investment securities:
    U.S. Government and
      federal agency
      obligations              $  268,524    $  264,223    $1,087,219    $1,089,952    $345,229     $345,144
    Corporate securities               78            78           226           224         363          358
    Municipal securities              699           699         1,104         1,104       1,104        1,104
  Stocks:
    Preferred                      15,000        15,000       168,100       168,100         281          280
    Common                         47,457        51,795        17,533        22,692      10,333       10,601
  Mortgage-backed and
    mortgage-related
    securities:
    FNMA                            3,830         3,875         5,294         5,415       7,319        7,175
    GNMA                           46,981        48,956        63,566        66,473      79,684       80,757
    FHLMC                           6,756         6,820        11,500        11,611      18,780       18,594
    CMOs                        1,136,655     1,130,182         1,090         1,111      84,761       84,453
                               ----------    ----------    ----------    ----------    --------     --------
         Total                 $1,525,980    $1,521,628    $1,355,632    $1,366,682    $547,854     $548,466
                               ==========    ==========    ==========    ==========    ========     ========

     The following table sets forth certain information regarding the maturities of the Company's investment and mortgage-backed and mortgage-related securities at March 31, 1999, all of which were classified as available-for-sale.

                                                      AT MARCH 31, 1999, CONTRACTUALLY MATURING
                           ------------------------------------------------------------------------------------------------
                                     WEIGHTED            WEIGHTED             WEIGHTED                WEIGHTED
                           UNDER 1   AVERAGE     1-5     AVERAGE     6-10     AVERAGE     OVER 10     AVERAGE
                            YEAR      YIELD     YEARS     YIELD      YEARS     YIELD       YEARS       YIELD       TOTAL
                           -------   --------   ------   --------   -------   --------   ----------   --------   ----------
                                                                (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government and
    federal agency
    obligations            $97,800     5.77%    $2,602     6.25%    $20,484     6.37%    $  143,337     6.17%    $  264,223
  Corporate securities          78     7.76         --       --          --       --             --       --             78
  Municipal securities          --       --        699     7.25          --       --             --       --            699
Mortgage-backed and
  mortgage-related
  securities:
  FNMA                          --       --      1,583     7.38          --       --          2,292     6.55          3,875
  GNMA                          --       --      2,598     7.39       6,397     8.00         39,961     7.81         48,956
  FHLMC                         --       --      1,445     5.63       1,424     6.58          3,951     6.77          6,820
  CMOs                          --       --         --       --      38,069     6.29      1,092,113     6.43      1,130,182
                           -------              ------              -------              ----------              ----------
        Total              $97,878              $8,927              $66,374              $1,281,654              $1,454,833
                           =======              ======              =======              ==========              ==========

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

     DEPOSITS. The Company's deposit products include NOW accounts (including the "Active Management" NOW account), money market accounts, non-interest-bearing checking accounts, passbook and statement savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     The Company's deposits are obtained primarily from the areas in which its branch offices are located, and management of the Company estimates that only a minimal amount of the Company's deposits are obtained from customers residing elsewhere. The Company does not pay fees to brokers to solicit funds for deposit or actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

     The Company attracts deposits through a network of convenient office locations offering a variety of accounts and services, competitive interest rates and convenient customer hours. The branch network consists of 32 traditional full-service offices.

     In addition to its branch network, the Company currently maintains 52 ATMs in or at its branch offices and plans to install an additional 5 ATMs in its offices by the end of fiscal 2000.

     Deposit accounts offered by the Company vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company is not limited with respect to the rates it may offer on deposit accounts. In determining the characteristics of its deposit accounts, consideration is given to the profitability to the Company, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by the Company's competitors.

     The Company's focus on customer service has facilitated its retention of lower-costing NOW accounts, money market accounts, non-interest bearing checking accounts and savings accounts, which generally have rates substantially less than certificates of deposit. At March 31, 1999, these types of deposits amounted to $1.63 billion or 47.2% of the Company's total deposits. During the fiscal year ended March 31, 1999 the weighted average rate paid on the Company's demand deposits and passbook savings deposits amounted to 2.14% and 2.52%, respectively, as compared to a weighted average rate of 5.40% paid on the Company's certificates of deposit during this period.

     The Company's deposits increased $53.6 million or 1.6% to $3.45 billion at March 31, 1999 from $3.39 billion at March 31, 1998 primarily as a result of interest credited of $133.1 million, offset by $79.6 million of deposit outflows.

     The following table sets forth the activity in the Company's deposits during the periods indicated.

                                                                  YEAR ENDED MARCH 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Beginning balance                                        $3,393,800    $3,325,558    $3,396,890
Increase due to acquisitions                                     --        69,997            --
Decrease due to disposition                                      --            --       (51,407)
Other net decrease before interest credited                 (79,582)     (146,244)     (158,765)
Interest credited                                           133,146       144,489       138,840
                                                         ----------    ----------    ----------
Net increase (decrease) in deposits                          53,564        68,242       (71,332)
                                                         ----------    ----------    ----------
Ending balance                                           $3,447,364    $3,393,800    $3,325,558
                                                         ==========    ==========    ==========

     The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

                                                                      AT MARCH 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
2.00% to 3.99%                                           $       --    $    1,141    $    2,666
4.00% to 4.99%                                              795,127       201,598       215,992
5.00% to 5.99%                                              842,203     1,309,923     1,260,417
6.00% to 6.99%                                              105,935       128,527       174,972
7.00% to 8.99%                                               76,665        79,814        89,701
9.00% to 10.99%                                                 972         1,622             8
                                                         ----------    ----------    ----------
                                                         $1,820,902    $1,722,625    $1,743,756
                                                         ==========    ==========    ==========

     The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at March 31, 1999.

                                      OVER          OVER          OVER
                         SIX       SIX MONTHS     ONE YEAR      TWO YEARS        OVER
                        MONTHS       THROUGH       THROUGH       THROUGH         THREE
                       OR LESS      ONE YEAR      TWO YEARS    THREE YEARS       YEARS         TOTAL
                       --------    -----------    ---------    -----------    -----------    ----------
                                                        (IN THOUSANDS)
4.00% to 4.99%         $502,058     $219,854      $ 58,710       $ 6,459        $ 8,046      $  795,127
5.00% to 5.99%          383,547      331,248        65,319        17,149         44,940         842,203
6.00% to 6.99%           16,611       19,210        28,170        17,815         24,129         105,935
7.00% to 8.99%            1,516       62,785        12,081           183            100          76,665
9.00% to 10.99%             972           --            --            --             --             972
                       --------     --------      --------       -------        -------      ----------
Total                  $904,704     $633,097      $164,280       $41,606        $77,215      $1,820,902
                       ========     ========      ========       =======        =======      ==========

     As of March 31, 1999, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $232.5 million. The following table presents the maturity of these time certificates of deposit at such date.

                                      AMOUNT
                                      ------
                                  (IN THOUSANDS)
3 Months or less                     $ 65,392
Over 3 months through 6 months         42,848
Over 6 months through 12 months        85,778
Over 12 months                         38,527
                                     --------
                                     $232,545
                                     ========

     BORROWINGS. The Company may obtain advances from the FHLB based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. During fiscal 1999, the Company initiated a leverage strategy which utilized FHLB advances as its primary funding source to support asset growth. The Company, at March 31, 1999, had $1.1 billion of FHLB advances outstanding with maturities ranging between less than one year and seven years with the majority having a maturity of less than five years. Borrowings outstanding at March 31, 1999 also included a $10.0 million repurchase agreement and two mortgages extended to the Company in connection with the purchase of two of its branch offices. For further discussion See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Business Strategy-Controlled growth" in Item 7 hereof and Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

EMPLOYEES

     The Company had 761 full-time employees and 169 part-time employees at March 31, 1999. None of these employees are represented by a collective bargaining agreement or agent and the Company considers its relationship with its employees to be good.

SAVINGS BANK LIFE INSURANCE

     The Company, through its Savings Bank Life Insurance ("SBLI") department, engages in group life insurance coverage for individuals under SBLI's Financial Institution Group Life Insurance policy. The SBLI Department's activities are segregated from the Company and, while they do not directly affect the Company's earnings, management believes that offering SBLI is beneficial to the Company's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Company for expenses incurred on its behalf. At March 31, 1999, the SBLI Department had policies totaling $412.5 million in force.

SUBSIDIARIES

     At March 31, 1999, the Holding Company's two active subsidiaries were the Bank and Mitchamm Corp. ("Mitchamm"). The Bank's three active subsidiaries were Independence Community Investment Corp. ("ICIC"), Independence Community Realty Corp. ("ICRC") and Wiljo.

     MITCHAMM CORP. Mitchamm was established in September 1997 primarily to operate Mail Boxes Etc. ("MBE") franchises, which provides mail services, packaging and shipping services primarily to individuals and small businesses. Mitchamm began operations at one facility during the third quarter of fiscal 1999. The Company anticipates adding two more facilities during fiscal 2000. In addition, Mitchamm is the area franchisee for MBE in Brooklyn, Queens and Staten Island which could provide additional royalty income as the MBE franchise expands within these areas.

     INDEPENDENCE COMMUNITY INVESTMENT CORP. ICIC was established in December 1998 as the Delaware-chartered holding Company for ICRC. On December 18, 1998 the Company transferred 1,000 shares of ICRC's common stock, par value $.01 per share, and 9,889 shares of junior preferred stock, stated value $1,000 per share, to ICIC in return for all 1,000 shares of ICIC's common stock, par value $.01 per share.

     INDEPENDENCE COMMUNITY REALTY CORP. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Company transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC's common stock and all 10,000 shares of ICRC's 8% junior preferred stock. In January 1997, 111 officers and employees of the Company each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At March 31, 1999, ICRC held $1.0 billion of loans and $37.3 million of commercial paper.

     WILJO DEVELOPMENT CORP. The assets of Wiljo consist primarily of the office space in the building in which the Company's executive offices are located and its limited partnership interest in the partnership which owns the remaining portion of the building. At March 31, 1999, Wiljo had total assets of $7.5 million and the Company's equity investment in Wiljo amounted to $6.7 million.

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

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidi-ary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At March 31, 1999 approximately 79.5% of the Bank's assets were invested in QTLs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institu-tion. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 1999, the Bank was in compliance with the above restrictions.

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

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 1999, the Bank met or exceeded each of its capital requirements.

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

     Excluded from the foregoing proscription is the provision of savings bank life insurance by an FDIC-insured, state-chartered bank that is located in New York or certain other states and is otherwise authorized to sell such insurance, provided that (i) the FDIC does not alter its determination pursuant to the FDIA that such activities do not pose a significant risk to the insurance fund of which the Bank is a member, (ii) the insurance underwriting is conducted through a division of the bank that meets the definition of "department" contained in FDIC regulations and (iii) the bank discloses to purchasers of life insurance policies and other products that they are not insured by the FDIC, among other things. At March 31, 1999, the Bank's SBLI Department had $412.5 million of insurance in force.

     Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank's tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of March 31, 1999, the book value of the Bank's investments under this exception was $32.2 million, which equaled 4.8% of its tier one capital. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank coverts its charter or undergoes a change in control.

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

     PROMPT CORRECTIVE ACTION. Section 38 of the Federal Deposit Insurance Act ("FDIA") provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

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

     As March 31, 1999, the Bank had capital levels which qualified it as a "well-capitalized" institution.

     FDIC INSURANCE PREMIUMS. The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC but has accounts insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases involving SAIF-insured deposits, such deposits amounted to $1.54 billion as of March 31, 1999. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

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

     Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates range from zero basis points to 27 basis points which is the same range of premiums as the BIF rates. From 1997 through 1999, almost all FDIC-insured institutions will pay 6.4 basis points of their SAIF-assessable deposits and approximately 1.3 basis points of their BIF-assessable deposits to fund the Financing Corporation. Based upon the $1.91 billion of BIF-assessable deposits and $1.54 billion of SAIF-assessable deposits at March 31, 1999, the Bank would expect to pay $282,000 in insurance premiums per quarter during calendar 1999.

     BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had no brokered deposits outstanding at March 31, 1999.

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

     The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Company, the FDIC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Company's latest federal CRA rating based upon its last examination is "satisfactory."

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $1.1 billion of FHLB advances at March 31, 1999.

     As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 1999, the Bank had approximately $56.2 million in FHLB stock, which resulted in its compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of March 31, 1999, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

TAXATION

FEDERAL TAXATION

     GENERAL. The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below.

     The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Bank's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1994.

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

     BAD DEBT RESERVE. Prior to the 1996 Act, the Company was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1998 is approximately $3.0 million. The Company has an associated deferred tax liability of $1.2 million at December 31, 1998.

     As discussed more fully below, the Company and certain eligible or qualified subsidiaries file combined New York State Franchise and New York City Financial Corporation tax returns. The basis of the determination of each tax is the greater of a tax on entire net income (or on alternative entire net income) or a tax computed on taxable assets. However, for state purposes, New York State enacted legislation in 1996, which among other things, decoupled the Federal and New York State tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt reserve method under section 593 of the Code. Thus, provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to use the special reserve method for bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method").

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

     At December 31, 1998, the Company's total federal pre-1988 reserve was approximately $30.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.

     MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 1998, the Company has no AMT credits available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. For the years beginning after August 5, 1997, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 1998, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

STATE AND LOCAL TAXATION

     NEW YORK STATE AND NEW YORK CITY TAXATION. The Company and certain eligible and qualified subsidiaries report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

     A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1998, the surcharge rate is 17% of the State franchise tax liability.

     Bad debt reserves maintained for New York State and New York City tax purposes as of March 31, 1999, for which deferred taxes are not required to be recognized, amounted to approximately $93 million. Accordingly, deferred tax liabilities of approximately $22 million have not been recognized as of March 31, 1999.

     DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

ITEM 2.   PROPERTIES

OFFICES AND PROPERTIES

     At March 31, 1999, the Company conducted its business from its executive offices in Brooklyn and 32 full service branch offices:

                                                                       NET BOOK
                                                                       VALUE OF
                                                                     PROPERTY AND
                                                                       LEASEHOLD
                                                                     IMPROVEMENTS
                                                        LEASE             AT           DEPOSITS AT
                                          OWNED OR    EXPIRATION       MARCH 31,        MARCH 31,
LOCATION                                   LEASED        DATE            1999             1999
--------                                  --------    ----------    ---------------    -----------
                                                                            (IN THOUSANDS)
EXECUTIVE AND ADMINISTRATIVE OFFICES:
195 Montague Street
Brooklyn, New York 11201(1)                 Owned                       $16,176        $   83,498

BRANCH OFFICES:
130 Court Street
Brooklyn, New York 11201(2)                 Owned                         3,706           182,822
6424-18th Avenue
Brooklyn, New York 11204                    Owned                           995           330,750
23 Newkirk Plaza
Brooklyn, New York 11226                    Owned                         2,317           119,648
443 Hillside Avenue
Williston Park, New York 11596              Owned                         2,140           195,123
23-56 Bell Boulevard
Bayside, New York 11360                    Leased      9/30/2008             55           216,281
250 Lexington Avenue
New York, New York 10016                   Leased     12/31/2001(3)          63            65,612
1416 East Avenue
Bronx, New York 10462                      Leased               (4)         491           117,029
1420 Northern Boulevard
Manhasset, New York 11030                  Leased      9/30/2017            902            98,991
1769-86th Street
Brooklyn, New York 11214                    Owned                         1,516           163,043
Pratt Institute Campus
200 Willoughby Avenue
Brooklyn, New York 11205                   Leased               (5)           7             4,520
2357-59 86th Street
Brooklyn, New York 11214                    Owned                         1,876            89,822
4514 16th Avenue
Brooklyn, New York 11204                    Owned                         1,990           131,212
37-10 Broadway
Long Island City, New York 11103            Owned                         1,903           160,665
22-59 31st Street
Long Island City, New York 11105            Owned                           659           102,026
24-28 34th Avenue
Long Island City, New York 11106           Leased      6/30/2007            324            68,739
51-12 31st Avenue
Woodside, New York 11377                   Leased      6/30/2007            321            44,797
83-20 Roosevelt Avenue
Jackson Heights, New York 11372            Leased      1/31/2005          1,039            59,920
75-15 31st Avenue
Jackson Heights, New York 11370            Leased      4/30/2004            368            84,896

                                                                       NET BOOK
                                                                       VALUE OF
                                                                     PROPERTY AND
                                                                       LEASEHOLD
                                                                     IMPROVEMENTS
                                                        LEASE             AT           DEPOSITS AT
                                          OWNED OR    EXPIRATION       MARCH 31,        MARCH 31,
LOCATION                                   LEASED        DATE            1999             1999
--------                                  --------    ----------    ---------------    -----------
                                                                            (IN THOUSANDS)
89-01 Northern Boulevard
Jackson Heights, New York 11372            Leased      7/31/2004        $   322        $   81,947
150-28 Union Turnpike
Flushing, New York 11367                   Leased      5/31/2012            211            53,176
234 Prospect Park West
Brooklyn, New York 11215                    Owned                         3,122            50,092
7500 Fifth Avenue
Brooklyn, New York 11209                    Owned                           582            67,007
440 Avenue P
Brooklyn, New York 11223                    Owned                         1,357            88,799
301 Avenue U
Brooklyn, New York 11223                    Owned                         1,462            81,000
8808 Fifth Avenue
Brooklyn, New York 11209                    Owned                         2,236            61,959
1310 Kings Highway
Brooklyn, New York 11229                    Owned                           405            72,672
4823 13th Avenue
Brooklyn, New York 11219                    Owned                         4,795           189,693
1302 Avenue J
Brooklyn, New York 11230                    Owned                           805           111,296
1550 Richmond Road
Staten Island, New York 10304               Owned                         1,067           136,431
1460 Forest Avenue
Staten Island, New York 10302              Leased      8/27/2011             31           131,521
498 Columbia Street
Brooklyn, New York 11231                   Leased     12/31/2002            468             2,377
                                                                        -------        ----------
  Totals                                                                $53,711        $3,447,364
                                                                        =======        ==========

---------------
(1) The Bank operates a full-service branch on the ground floor of the building.

(2) Designated as the Bank's main office.

(3) The Bank has an option to extend this lease for two additional 10 year terms.

(4) Consists of two leases. The original lease executed March 1972 expires in March 2002. In February 1987, the Bank entered into a lease for additional space in the adjacent store which expires in November 2002.

(5) The Bank executed a "Memorandum of Understanding" with the Pratt Institute to occupy the space; no expiration date was stated in the Memorandum.

ITEM 3.   LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the opinion of management, in the aggregate, will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.

     On May 17, 1995 and October 19, 1995, the purported class actions captioned Simon v. Bay Ridge Bancorp., Inc., Dicunto, Ayoub, Christiansen, Canade, Kasler, Mihailos, Apel and Cordano, and Pinkowitz v. Bay Ridge Bancorp., Inc., Dicunto, Ayoub, Christansen, Canade, Kasler, Mihilos, Apel, Cordano, Independence Community Bank Corp. and Hamm were filed in the Court of Chancery of the State of Delaware in and for New Castle County. Such actions alleged, among other things, that the directors of Bay Ridge breached their fiduciary duties in connection with the acquisition of Bay Ridge by the Mutual Holding Company. In addition, the Pinkowitz complaint alleged that the Mutual Holding Company aided and abetted the breaches of fiduciary duty allegedly committed by the directors of Bay Ridge. The Plaintiffs did not specify or claim a particular amount of damages in such actions. The Company believes that plaintiffs claims are without merit. In February 1999 the plaintiffs and defendants in both actions entered into stipulations and orders of dismissal to dismiss both actions without prejudice. Although it is possible for these actions to be reopened, the Company does not expect such event to occur.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     On March 13, 1998 the conversion and reorganization of the Bank and its mutual holding company parent was completed. In connection with the consummation of the reorganization, the Company issued 76,043,750 shares of common stock, including 5,632,870 shares which were contributed to the Independence Community Foundation (the "Foundation"). As of March 31, 1999, there were 67,873,876 shares of common stock outstanding. As of May 31, 1999 the Company had 16,379 stockholders of record. The following table sets forth the high and low stock prices of the Company's common stock as reported by the Nasdaq Stock Market under symbol "ICBC". The common stock began trading on the Nasdaq Stock Market on March 17, 1998. Price information appears in major newspapers under the symbols "IndepCmntyBk" or "IndpCm".

                                             1999                   1998
                                        ---------------        ---------------
                                        HIGH        LOW        HIGH        LOW
                                        ----        ---        ----        ---
First Quarter                            19 1/8     14 15/16   N/A         N/A
Second Quarter                           17 5/16    11         N/A         N/A
Third Quarter                            16         11 29/32   N/A         N/A
Fourth Quarter                           16 3/8     12 7/8      18 3/16    17 7/8

The following schedule summarizes the cash dividends paid per common share for fiscal 1999:

                                                              1999
                                                              -----
First Quarter                                                   N/A
Second Quarter                                                  N/A
Third Quarter                                                 $0.03
Fourth Quarter                                                 0.03

     No dividends were declared or paid in fiscal 1998 since the Company was a publicly owned Company only for a small portion of such fiscal year. On April 30, 1999, the Board of Directors declared a quarterly cash dividend of $0.04 per common share, payable on May 25, 1999, to common stockholders of record at the close of business on May 11, 1999.

     See "Liquidity and Commitments" and Notes 1 and 16 of the Notes to Consolidated Financial Statements set forth at Item 8 hereof for discussion of restrictions on the Company's ability to pay dividends.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                          AT MARCH 31,
                               ------------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                               ----------    ----------    ----------    ----------    ----------
                                                         (IN THOUSANDS)
SELECTED FINANCIAL CONDITION
  DATA:
Total assets                   $5,536,978    $5,222,996    $3,734,723    $3,869,782    $2,619,935
Cash and cash equivalents         279,885       857,251       374,636       103,192       110,394
Investment securities
  held-to-maturity                     --            --            --        39,995        29,427
Mortgage-backed and mortgage-
  related securities held-to-
  maturity                             --            --            --       120,702       305,545
Mortgage-backed and mortgage-
  related securities
  available-for-sale            1,189,833        84,610       190,979       395,321            --
Investment securities
  available-for-sale              331,795     1,282,072       357,487       683,828        61,818
Loans receivable, net           3,459,658     2,745,540     2,504,496     2,322,808     2,020,262
Intangible assets(1)               47,244        55,873        60,499        80,268         1,023
Deposit accounts                3,447,364     3,393,800     3,325,558     3,396,890     2,236,422
FHLB advances                   1,106,725        14,300        14,550        56,045        67,462
Borrowings-securities loaned           --       701,160            --            --            --
Other borrowings                   11,639         2,381         2,682         1,250         1,286
Total Stockholders' equity        824,962       949,124       309,114       289,819       259,197

                                                    FOR THE YEAR ENDED MARCH 31,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest income                       $336,415    $293,043    $255,303    $213,100    $191,539
Interest expense                       167,221     160,943     140,187     110,619      80,562
                                      --------    --------    --------    --------    --------
Net interest income                    169,194     132,100     115,116     102,481     110,977
                                      --------    --------    --------    --------    --------
Provision for loan losses               10,698      10,011       7,960       3,679       3,592
                                      --------    --------    --------    --------    --------
Net interest income after provision
  for loan losses                      158,496     122,089     107,156      98,802     107,385
Net gain (loss) on sales of loans
  and securities                           390         115      (3,347)     12,222      (3,952)
Other non-interest income               10,933      10,233       6,256       7,860       6,416
Amortization of intangible assets        8,629       8,740       8,278       1,842         905
Charitable contribution to
  Independence Community Foundation         --      56,422          --          --          --
Other non-interest expenses(2)          89,574      80,713      73,875      50,288      46,713
                                      --------    --------    --------    --------    --------
Income (loss) before provision
  (benefit) for income taxes            71,616     (13,438)     27,912      66,754      62,231
Provision (benefit) for income taxes    26,441      (3,482)     10,732      30,782      27,327
                                      --------    --------    --------    --------    --------
Net income (loss)                     $ 45,175    $ (9,956)   $ 17,180    $ 35,972    $ 34,904
                                      ========    ========    ========    ========    ========
Basic earnings (loss) per share(2)    $   0.67    $  (0.52)        N/A         N/A         N/A
                                      ========    ========    ========    ========    ========
Diluted earnings (loss) per share(2)  $   0.66    $  (0.52)        N/A         N/A         N/A
                                      ========    ========    ========    ========    ========

                                                        (footnotes on next page)

                                                   AT OR FOR THE YEAR ENDED MARCH 31,
                                           ---------------------------------------------------
                                            1999       1998       1997       1996       1995
                                           -------    -------    -------    -------    -------
KEY OPERATING RATIOS AND OTHER DATA:

PERFORMANCE RATIOS:(4)
Return on assets(3)                           0.90%      0.64%      0.46%      1.27%      1.37%
Return on equity(3)                           4.87       7.59       5.69      13.13      14.81
Interest-earning assets to
  interest-bearing liabilities              120.66     105.17     103.59     109.28     110.55
Interest rate spread(5)                       2.79       3.05       3.18       3.39       4.18
Net interest margin(5)                        3.50       3.26       3.32       3.77       4.52
Non-interest expense, exclusive of
  amortization of intangible assets, to
  total assets(3)                             1.78       1.90       1.99       1.77       1.83
Efficiency ratio(6)                          49.73      56.71      53.82      45.58      39.79
Cash dividend declared per common share    $  0.06        N/A        N/A        N/A        N/A

ASSET QUALITY RATIOS:
Non-performing loans as a percent of
  total loans at end of period                1.12%      1.07%      1.07%      1.52%      1.05%
Non-performing assets to total assets at
  end of period(7)                            0.71       0.57       0.74       0.94       0.88
Allowance for loan losses to
  non-performing loans at end of period     119.72     122.19      99.76      57.81      55.73
Allowance for loan losses to total loans
  at end of period                            1.34       1.31       1.07       0.88       0.58

CAPITAL AND OTHER RATIOS:(4)
Equity to assets at end of period            14.90%     18.17%      8.28%      7.49%      9.89%
Leverage capital(8)                          12.85      11.16       6.83       6.13       9.54
Tangible equity to risk-weighted assets
  at end of period(8)                        17.73      22.25      10.05       9.82      13.76
Total capital to risk-weighted assets at
  end of period(8)                           19.03      23.50      11.15      10.82      14.43
Cash earnings(9)                           $58,459    $36,754    $25,458    $37,814    $35,809
Diluted cash earnings per common share     $  0.86        N/A        N/A        N/A        N/A
Number of full service offices at end of
  period                                        32         34         32         33         21

---------------
(1) Represents the excess of cost over fair value of net assets acquired which consists of goodwill and other intangibles which amounted to $19.9 million and $27.3 million, respectively, at March 31, 1999. The reduction from March 31, 1996 to March 31, 1997 reflected, in addition to the amortization of such intangible assets, certain adjustments relating to the acquisition in 1996 of Bay Ridge as well as the acquisition of five branch offices (the "1996 Branch Acquisition"). The goodwill resulting from the Bay Ridge acquisition decreased during fiscal 1997 due primarily to the repayment of the Bay Ridge ESOP loan and the receipt of tax refunds. The intangible related to the 1996 Branch Acquisition was affected by the sale of deposits related to one of the offices acquired, resulting in a $5.3 million decrease in the remaining premium related to this branch office. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Recent Acquisitions" in Item 7 hereof.

(2) The Mutual Holding Company converted to stock form on March 13, 1998. Accordingly, earnings per share for the fiscal year ended March 31, 1998 are presented on an historical basis from March 13, 1998 to March 31, 1998. Includes the one time non-recurring charge of $56.4 million ($37.2 million, net of tax) for funding of the Independence Community Foundation ("Foundation") at the time of The Mutual Holding Company's reorganization to a stock holding company.

(3) At and for the year ended March 31, 1998, excludes the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for the funding of the Foundation. At and for the year ended March 31, 1997, reflects the effects of a special one-time assessment imposed on institutions which had deposits insured by the SAIF. The Bank, as a result of the various acquisitions it has completed, is deemed to have SAIF deposits. As a consequence, during fiscal 1997, it paid $8.6 million in satisfaction of the special assessment. Had this amount not been paid for the year ended March 31, 1997, the Bank's returns on assets and equity would have been 0.61% and 7.44%, respectively, and the Bank's ratio of non-interest expenses, exclusive of amortization of intangible assets, to total assets would have been 1.76%.

(4) With the exception of end of period ratios and the efficiency ratio, all ratios are based on average daily balances during the respective periods.

(5) Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

                                         (footnotes continued on following page)

(6) Reflects adjusted operating expense (net of amortization of intangibles, special SAIF assessment and contribution to the Foundation) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on the sales of loans and securities).

(7) Non-performing assets consist of non-accrual loans, loans past due 90 days or more as to interest or principal repayment and accruing and real estate acquired through foreclosure or by deed-in-lieu therefore.

(8) Ratios reflect the capital position of the Bank only.

(9) Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock related benefit plans, net of tax. For fiscal 1999, cash earnings was also adjusted for the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for funding of the Foundation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-backed and mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Net interest income is determined by an institution's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

     The Company's results of operations also are affected by the provision for loan losses, resulting from management's assessment of the adequacy of the Company's allowance for loan losses, the level of its non-interest income, including service fees and related income, gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense, FDIC insurance premiums, data processing services and income tax expense.

     The Bank is a community-oriented bank which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Bank generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Bank has adopted a business strategy emphasizing controlled growth, residential lending, retail deposit products and customer service, while maintaining asset quality and stable liquidity.

BUSINESS STRATEGY

     CONTROLLED GROWTH. In recent years, the Company has sought to increase its assets and expand its operations. The Company continues to utilize merger and acquisition activities to achieve expansion. The Company announced two acquisitions in February and April 1999 of Broad and Statewide, respectively. Both acquisitions are expected to close during fiscal 2000. These two pending acquisitions will allow the Company to expand into contiguous markets with similar demographics. These markets also provide the Company the opportunity to further emphasize its focus on multi-family lending, commercial business lending and commercial deposits and accelerate the Company's strategy of becoming more like a commercial bank. See "-- Acquisitions".

     The Company purchased Bay Ridge in January 1996 and in March 1996 consummated the 1996 Branch Acquisition which involved the purchase of five branch offices located in Brooklyn and Staten Island from a savings institution which was withdrawing from the market area. The Company also completed several other acquisitions in earlier periods.

     The Company's assets increased by $314.0 million or 6.0% from $5.22 billion at March 31, 1998 to $5.54 billion at March 31, 1999. Total loans and investment securities increased approximately $879.5 million which was funded by increased FHLB borrowings in conjunction with implementation of the Company's leverage strategy. To support asset growth in fiscal 1999, the Company initiated a strategy (i.e. leverage) which utilized FHLB advances as its primary funding source. This increase was partially offset by a $701.2 million decrease in cash and cash equivalents related to securities lending activities. The Company has for many years "lent" a portion of its securities, primarily U.S. Treasury Notes and Bills, generally to money center banks and national securities firms. The securities lent are collateralized generally by cash in an amount slightly in excess of the value of the securities lent. The obligation to return the cash upon receipt of the lent securities is deemed a borrowing, while the cash, which has been invested in cash equivalents, is reflected as an asset. In response to the increased demand for mortgage loans during fiscal 1999, the Company began changing its asset mix by systematically shifting its investments from U.S. Treasury securities into higher yielding mortgage loans and mortgage-related securities, and, as a result, reduced its securities lending activities. There were no securities lending transactions outstanding at March 31, 1999 compared to $701.2 million at March 31, 1998.

     EMPHASIS ON RESIDENTIAL LENDING. Management believes that the Company is more likely to achieve its goals of long-term financial strength and profitability by continuing to emphasize residential loan products and services. Given the concentration of multi-family housing units in the New York City metropolitan area, the Company's primary lending emphasis is on the origination of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. Multi-family residential loans increased $590.8 million or 36.8% to $2.20 billion or 62.6% of the total loan portfolio at March 31, 1999 compared to $1.61 billion or 57.6% at March 31, 1998. The Company also originates single-family (one-to-four units) residential mortgage loans, which totaled $491.5 million or 14.0% of the total loan portfolio at March 31, 1999 as compared to $505.1 million or 18.2% at March 31, 1998. Cooperative apartment loans (loans secured by an individual's shares in a cooperative housing corporation), increased $77.3 million, or 20.3% to $458.2 million or 13.1% of the total loan portfolio at March 31, 1999 as compared to $380.9 million or 13.7% at March 31, 1998.

     MAINTAIN ASSET QUALITY. Management believes that high asset quality is a key to long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of mortgage loans to its market area. Total non-performing assets have remained relatively stable even as the Company's assets have grown significantly. The Company's ratio of non-performing assets to total assets at March 31, 1999 was 0.71% and its allowance for loan losses to non-performing loans was 119.7%, while at March 31, 1998 the percentages were 0.57% and 122.2%, respectively.

     STABLE SOURCE OF LIQUIDITY. The Company purchases short to medium-term investment securities and mortgage-backed and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to primarily achieve a managed and predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. These portfolios, which totaled in the aggregate $1.52 billion at March 31, 1999, compared to $1.37 billion at March 31, 1998, are comprised primarily of mortgage-backed and mortgage-related securities totaling $1.19 billion (of which $1.13 billion consists of CMO's and $59.7 million of mortgage-backed securities) and $264.2 million of obligations of the U.S. Government and federal agencies. In accordance with the Company's policy, investments purchased by the Company generally must be rated at least "investment grade" upon purchase.

     EMPHASIS ON RETAIL DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, low service fees on various deposit and other products, customer convenience, an experienced staff and a commitment to the communities which it serves. Lower costing deposits, which exclude time deposits, totaled $1.63 billion or 47.2% of the Company's total deposits at March 31, 1999, as compared to $1.67 billion at March 31, 1998 a $44.7 million or 2.7% decrease. In addition, the Company does not accept brokered deposits as a source of funds and presently has no plans to do so in the future.

ACQUISITIONS

     On April 13, 1999, the Company announced that it had signed a definitive agreement to acquire Statewide. Pursuant to the agreement, the Company will acquire Statewide, in a transaction valued at the time of execution of the definitive agreement at $25.25 per Statewide share. Upon completion of the acquisition, Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A., a New Jersey-chartered savings and loan association which operates 16 branches in Bergen, Hudson and Union Counties, will merge with and into the Bank. Based upon Statewide's public filings, at March 31, 1999, Statewide had assets totaling $744.2 million, deposits totaling $441.4 million and stockholders' equity of $58.9 million.

     Under the terms of the Statewide agreement, which was approved unanimously by both boards of directors, holders of Statewide common stock will receive cash or shares of the Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 50% paid in the Company's common stock and 50% paid in cash. The number of shares of the Company's common stock that any Statewide stockholder receives will be determined based upon an exchange ratio based on the average closing price of the Company's common stock during a ten consecutive trading day period ending ten business days before the anticipated date of completion of the transaction. The Statewide transaction had an aggregate value as of the date of execution of approximately $108 million.

     The Statewide transaction will be accounted for as a purchase and will not affect the Company's ability to repurchase shares of stock. The Company intends to repurchase in the open market all of the shares of common stock that will be issued in the transaction. The transaction currently is expected to close by January 31, 2000 and is subject to receipt of various regulatory approvals, approval by Statewide's stockholders and certain other conditions. Additional information concerning the agreement and the proposed acquisition is contained in the Company's Current Report on Form 8-K filed with the SEC on April 20, 1999.

     In connection with the merger, Statewide has granted an option to the Company to purchase up to 19.9% of Statewide's common shares currently outstanding under certain circumstances.

     On February 1, 1999, the Company announced that it had signed a definitive agreement to acquire Broad. Pursuant to the agreement, the Company will acquire Broad, in a transaction valued at the time of execution of the definitive agreement at $26.50 per Broad share. Upon completion of the acquisition, Broad's wholly owned subsidiary, Broad National Bank, which has 16 full-service bank offices located in Bergen, Essex, Hudson, Middlesex and Union counties, will merge with and into the Bank. Based upon Broad's public filings, at March 31, 1999, Broad had total assets of $676.3 million, deposits totaling $576.7 million and stockholders' equity of $45.8 million.

     Under the terms of the Broad agreement, which was approved unanimously by both boards of directors, holders of Broad common stock will receive cash or shares of the Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 50% paid in the Company's common stock and 50% paid in cash. The number of shares of the Company's common stock that any Broad stockholder receives will be determined based upon an exchange ratio designed to produce a value of $26.50 per share when the Company's common stock has an average closing price during the pricing period between $12.75 and $17.25 as calculated pursuant to the terms of the agreement. To the extent that the market value of the Company's common stock during the pricing period exceeds $17.25 or is less than $12.75, the per share value of the consideration to be received by Broad stockholders in the merger, whether in cash or stock, will increase or decrease, respectively. The Broad transaction has an aggregate value of approximately $138 million assuming an acquisition value of $26.50 per share of Broad common stock.

     The Broad transaction will be accounted for as a purchase and will not affect the Company's ability to repurchase shares of stock. The Company intends to repurchase in the open market all of the shares of its common stock that will be issued in the transaction. The transaction is expected to close in the third quarter of calendar 1999 and is subject to receipt of various regulatory approvals, approval by Broad's stockholders and certain other conditions. Additional information concerning the agreement and the proposed acquisition is contained in the Company's Current Report on Form 8-K filed with the SEC on February 9, 1999, which report is incorporated by reference.

     The Broad agreement provides for the payment of a termination fee payable to the Company under certain circumstances. The members of the Board of Directors and certain executive officers of Broad have agreed to vote their shares in favor of the merger.

     These two pending acquisitions allow the Company to expand into contiguous markets with similar demographics. These markets also provide the Company with the opportunity to further emphasize its focus on multi-family lending, commercial business loans and commercial deposits and accelerates the Company's strategy of becoming more like a commercial bank.

     In April 1997, the Company continued its growth by completing a branch acquisition in Queens. The Company assumed $70.0 million of deposits, receiving $64.9 million in cash, the branch office and other fixed assets with an aggregate value of approximately $886,000. In June 1998, this branch office was consolidated into another branch office in the same geographic area. In connection with such acquisition, the Company recorded an intangible asset in the amount of $4.0 million which is being amortized on a straight line basis over seven years. At March 31, 1999, the remaining intangible resulting from the deposit acquisition amounted to $2.9 million.

     The Company significantly increased its asset size during fiscal 1996 through two acquisitions. In January 1996, the Company completed the acquisition of Bay Ridge, acquiring $558.6 million of assets and six branch offices located in Brooklyn with total deposits of $445.2 million. As a result of such acquisition, the Company recorded goodwill totaling $26.1 million, as adjusted, which is being amortized on a straight-line basis over a 14 year period. The amount of goodwill related to the Bay Ridge acquisition was adjusted downward during fiscal 1997 by $4.8 million primarily as the result of the receipt of proceeds from the repayment of the Bay Ridge ESOP loan and the receipt of tax refunds, offset in part by an additional accrual related to a Bay Ridge qualified retirement plan. As of March 31, 1999, the Company had $19.9 million of goodwill remaining related to this acquisition.

     In March 1996, the Company completed the 1996 Branch Acquisition, providing the Company with three additional branch offices in Brooklyn and two branch offices in Staten Island. In connection with the transaction, the Company assumed approximately $615.6 million of deposits and other liabilities and recorded $49.5 million of intangible assets. In consideration for the assumption of deposits and other liabilities, the Company received approximately $557.9 million in cash and branch offices and other fixed assets valued at approximately $8.1 million. In September 1996, the Company discontinued operations at one of the branch offices acquired in the 1996 Branch Acquisition and sold deposits totaling $51.4 million. The remaining intangible related to the 1996 Branch Acquisition, as adjusted, which totaled $24.4 million at March 31, 1999, is being amortized on a straight line basis over seven years.

CHANGES IN FINANCIAL CONDITION

     Total assets increased by $314.0 million, or 6.0%, from $5.22 billion at March 31, 1998 to $5.54 billion at March 31, 1999. The increase in total assets was due to the implementation of the Company's leverage strategy partially offset by a decrease in cash and cash equivalents related to securities lending activities. See "-- Business Strategy-Controlled Growth." The $314.0 million of asset growth in fiscal 1999 primarily reflected the combined effects of a $1.11 billion increase in mortgage-backed and mortgage-related securities, a $647.8 million increase in mortgage loans to $2.93 billion and an increase in other loans of $76.8 million, or 15.3%, to $579.5 million at March 31, 1999. Partially offsetting these increases was a $577.4 million, or 67.4% decrease in cash and cash equivalents and a $950.3 million or 74.1% decrease in investment securities. Other assets at March 31, 1999 were $129.4 million, an increase of $17.6 million, or 15.7%, which is primarily attributable to $30.5 million of additional FHLB stock and an $11.7 million increase in net deferred tax assets partially offset by a $24.7 million decrease in accounts receivable.

     NON-PERFORMING ASSETS. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof increased by $9.5 million or 31.5% to $39.4 million at March 31, 1999 from $29.9 million at March 31, 1998. The increase in non-performing assets from March 31, 1998 to March 31, 1999 was primarily due to a $14.0 million increase to $30.8 million in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule, which increase was partially offset by a $4.2 million decrease in non-accruing loans. At March 31, 1999, the Company's non-performing assets amounted to 0.71% of total assets and consisted of $7.1 million of non-accrual loans (including $2.8 million of single-family residential loans, $0.8 million of multi-family residential loans and $2.7 million of commercial and other real estate loans), $1.2 million of loans past due 90 days or more as to interest and accruing, $30.8 million of loans past due 90 days or more as to principal and accruing ($24.9 million of which were multi-family loans and $5.3 million of which were commercial and other real estate loans) and $273,000 of other real estate owned.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $46.8 million at March 31, 1999 as compared to $36.3 million at March 31, 1998. It is management's policy to main-tain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans (as to either interest or principal), general economic conditions and other factors related to the collectibility of the loan portfolio. The Company's allowance increased during the year ended March 31, 1999 primarily due to a $10.7 million provision for loan losses made in fiscal 1999. The Company increased its provision for loan losses by $0.7 million for the year ended March 31, 1999 as compared to the prior year as a result of, among other factors, its increased investment in multi-family residential and commercial real estate loans (all of which are secured by properties in the New York City metropolitan area), the increased number of larger multi-family residential and individual cooperative apartment loans, the increased amount and number of commercial business loans and the increased number of loans which exhibit risk characteristics which were determined to require closer oversight (including the amount of loans which were 90 days or more past due as to principal). At March 31, 1999, the Company's allowance for loan losses amounted to 119.7% of total non-performing loans as compared to 122.2% of total non-performing loans at March 31, 1998. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time.

     DEPOSITS. Deposits increased $53.6 million or 1.6% to $3.45 billion at March 31, 1999 compared to $3.39 billion at March 31, 1998. The increase was due to interest credited of $133.1 million which was partially offset by deposit outflows totaling $79.6 million. During the first quarter of fiscal 1999 the Bank experienced outflows of deposits accumulated during the subscription offering in the fourth quarter of fiscal 1998. Such outflows were partially offset by deposit inflows during the later part of the year due to the instability that has arisen in the equities market as well as special deposit programs instituted by the Bank.

     BORROWINGS. Borrowings increased $400.5 million or 55.8% to $1.12 billion at March 31, 1999 compared to $717.8 million at March 31, 1998. The increase was principally due to a $1.11 billion increase in FHLB borrowings primarily to fund the increases in the loan and mortgage-related securities portfolio pursuant to the implementation of the Company's previously described leverage strategy. The increase was partially offset by a $701.2 million decrease in securities lending activities from $701.2 million at March 31, 1998 to $0 at March 31, 1999. The Company has for many years "lent" a portion of its securities, primarily U.S. Treasury Notes and Bills, generally to money center banks and national securities firms. The securities lent are collateralized generally by cash in an amount slightly in excess of the value of the securities lent. The obligation to return the cash upon receipt of the lent securities is deemed a borrowing, while the cash, which has been invested in cash equivalents, is reflected as an asset. In response to the increased demand for mortgage loans during fiscal 1999, the Company began changing its asset mix by systematically shifting its investments from U.S. Treasury securities into higher yielding mortgage loans and mortgage-related securities, and, as a result, reduced its securities lending activities.

     STOCKHOLDERS' EQUITY. The Company's stockholders' equity totaled $825.0 million at March 31, 1999 compared to $949.1 million at March 31, 1998. The $124.2 million decrease was primarily due to a $126.0 million reduction in capital due to the purchase of 8,169,874 shares in connection with the Company's stock repurchase programs, a $35.1 million adjustment to capital as a result of the issuance of grants and purchase of shares to fund the 1998 Recognition and Retention Plan and Trust Agreement ("RRP"), net of related amortization, a $4.0 million decrease due to dividend declarations and an $8.2 million decrease in the unrealized gain on securities available-for-sale. Such reductions were partially offset by net income of $45.2 million and $4.3 million related to ESOP shares committed to be released for fiscal 1999.

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

                                                                                  YEAR ENDED MARCH 31,
                                                         ----------------------------------------------------------------------
                                                                       1999                                 1998
                                                         ---------------------------------    ---------------------------------
                                                                                   AVERAGE                              AVERAGE
                                                          AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                                          BALANCE      INTEREST     COST       BALANCE      INTEREST     COST
                                                         ----------    --------    -------    ----------    --------    -------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans                                       $2,596,554    $198,003     7.63%     $2,193,557    $175,269     7.99%
    Other loans:
      Cooperative apartment loans                           414,542      29,576     7.13         380,737      27,562     7.24
      Consumer and commercial business loans(2)             119,265      10,144     8.51         122,872      10,871     8.85
                                                         ----------    --------               ----------    --------
    Total loans                                           3,130,361     237,723     7.59       2,697,166     213,702     7.92
  Mortgage-backed and mortgage-related securities           430,170      28,254     6.57         157,452      10,992     6.98
  Investment securities                                     828,265      46,216     5.58         783,134      45,689     5.83
  Other interest-earning assets(3)                          439,814      24,222     5.51         413,343      22,660     5.48
                                                         ----------    --------               ----------    --------
    Total interest-earning assets                         4,828,610     336,415     6.97       4,051,095     293,043     7.23
                                                                       --------     ----                    --------     ----
  Non-interest-earning assets                               214,315                              192,107
                                                         ----------                           ----------
    Total assets                                         $5,042,925                           $4,243,202
                                                         ==========                           ==========
Interest-bearing liabilities:
  Deposits:
    Demand deposits(4)                                   $  664,878    $ 14,238     2.14      $  669,901    $ 14,118     2.11
    Savings deposits(5)                                     969,893      24,480     2.52       1,200,369      34,288     2.86
    Certificates of deposit                               1,749,558      94,428     5.40       1,782,384     100,560     5.64
                                                         ----------    --------               ----------    --------
        Total deposits                                    3,384,329     133,146     3.93       3,652,654     148,966     4.08
                                                         ----------    --------               ----------    --------
  Borrowings                                                617,542      34,075     5.52         199,329      11,977     6.01
                                                         ----------    --------               ----------    --------
        Total interest-bearing liabilities                4,001,871     167,221     4.18       3,851,983     160,943     4.18
                                                                       --------     ----                    --------     ----
  Non-interest-bearing liabilities                          112,854                               32,564
                                                         ----------                           ----------
        Total liabilities                                 4,114,725                            3,884,547
Total stockholders' equity                                  928,200                              358,655
                                                         ----------                           ----------
        Total liabilities and stockholders' equity       $5,042,925                           $4,243,202
                                                         ==========                           ==========
Net interest-earning assets                              $  826,739                           $  199,112
                                                         ==========                           ==========
Net interest income/interest rate spread                               $169,194     2.79%                   $132,100     3.05%
                                                                       ========     ====                    ========     ====
Net interest margin                                                                 3.50%                                3.26%
                                                                                    ====                                 ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities                                                      1.21x                                1.05x
                                                                                    ====                                 ====

                                                               YEAR ENDED MARCH 31,
                                                         ---------------------------------
                                                                       1997
                                                         ---------------------------------
                                                                                   AVERAGE
                                                          AVERAGE                  YIELD/
                                                          BALANCE      INTEREST     COST
                                                         ----------    --------    -------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans                                       $2,007,670    $161,638     8.05%
    Other loans:
      Cooperative apartment loans                           361,011      26,687     7.39
      Consumer and commercial business loans(2)             108,608       9,502     8.75
                                                         ----------    --------
    Total loans                                           2,477,289     197,827     7.99
  Mortgage-backed and mortgage-related securities           475,967      28,856     6.06
  Investment securities                                     395,677      22,356     5.65
  Other interest-earning assets(3)                          114,490       6,264     5.47
                                                         ----------    --------
    Total interest-earning assets                         3,463,423     255,303     7.37
                                                                       --------     ----
  Non-interest-earning assets                               244,567
                                                         ----------
    Total assets                                         $3,707,990
                                                         ==========
Interest-bearing liabilities:
  Deposits:
    Demand deposits(4)                                   $  539,783    $ 12,459     2.31
    Savings deposits(5)                                   1,055,807      30,728     2.91
    Certificates of deposit                               1,729,185      95,653     5.53
                                                         ----------    --------
        Total deposits                                    3,324,775     138,840     4.18
                                                         ----------    --------
  Borrowings                                                 18,581       1,347     7.25
                                                         ----------    --------
        Total interest-bearing liabilities                3,343,356     140,187     4.19
                                                                       --------     ----
  Non-interest-bearing liabilities                           62,857
                                                         ----------
        Total liabilities                                 3,406,213
Total stockholders' equity                                  301,777
                                                         ----------
        Total liabilities and stockholders' equity       $3,707,990
                                                         ==========
Net interest-earning assets                              $  120,067
                                                         ==========
Net interest income/interest rate spread                               $115,116     3.18%
                                                                       ========     ====
Net interest margin                                                                 3.32%
                                                                                    ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities                                                      1.04x
                                                                                    ====

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

                                           FISCAL 1999 COMPARED TO              FISCAL 1998 COMPARED TO
                                                 FISCAL 1998                          FISCAL 1997
                                      ---------------------------------    ---------------------------------
                                           INCREASE                             INCREASE
                                       (DECREASE) DUE TO     TOTAL NET      (DECREASE) DUE TO     TOTAL NET
                                      -------------------     INCREASE     -------------------     INCREASE
                                        RATE      VOLUME     (DECREASE)     RATE       VOLUME     (DECREASE)
                                      --------    -------    ----------    -------    --------    ----------
                                                                  (IN THOUSANDS)
Interest-earning assets:
  Loans receivable:
    Mortgage loans                    $ (8,206)   $30,940     $ 22,734     $(1,215)   $ 14,846     $ 13,631
    Other loans:
      Cooperative apartment loans         (388)     2,402        2,014        (553)      1,428          875
      Consumer and commercial
         business loans(1)                (412)      (315)        (727)        110       1,259        1,369
                                      --------    -------     --------     -------    --------     --------
      Total loans receivable            (9,006)    33,027       24,021      (1,658)     17,533       15,875
    Mortgage-backed and mortgage-
      related securities                  (682)    17,944       17,262       3,835     (21,699)     (17,864)
    Investment securities               (2,021)     2,548          527         735      22,598       23,333
    Other interest-earning assets          123      1,439        1,562          11      16,385       16,396
                                      --------    -------     --------     -------    --------     --------
Total net change in income on
  interest-earning assets              (11,586)    54,958       43,372       2,923      34,817       37,740
Interest-bearing liabilities:
  Deposits:
    Demand deposits                        217        (97)         120      (1,149)      2,808        1,659
    Savings deposits                    (3,685)    (6,123)      (9,808)       (541)      4,101        3,560
    Certificates of deposit             (4,279)    (1,853)      (6,132)      1,926       2,981        4,907
                                      --------    -------     --------     -------    --------     --------
         Total deposits                 (7,747)    (8,073)     (15,820)        236       9,890       10,126
  Borrowings                            (1,054)    23,152       22,098        (269)     10,899       10,630
                                      --------    -------     --------     -------    --------     --------
         Total net change in expense
           on interest-bearing
           liabilities                  (8,801)    15,079        6,278         (33)     20,789       20,756
                                      --------    -------     --------     -------    --------     --------
Net change in net interest income     $ (2,785)   $39,879     $ 37,094     $ 2,956    $ 14,028     $ 16,984
                                      ========    =======     ========     =======    ========     ========

---------------
(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

     GENERAL. For the year ended March 31, 1999, the Company reported net income of $45.2 million, or $0.66 per diluted share, compared to $27.2 million for the year ended March 31, 1998, excluding the contribution to the Foundation. Results of operations for the fiscal year ended March 31, 1998 included the effect of a $56.4 million ($37.2 million net of tax) non-recurring contribution to the Foundation in connection with the Conversion in March 1998. As a result of the contribution, the Company experienced a net loss of $10.0 million for the fiscal year ended March 31, 1998. No similar loss occurred in fiscal 1999. Earnings per share are not meaningful for fiscal 1998 since the Company only had shares outstanding for the last 18 days of the fiscal year.

     Cash earnings for fiscal 1999 were $58.5 million, or $0.86 per diluted share, compared to $36.8 million for the prior fiscal year. Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock related benefit plans net of tax. For fiscal 1998, cash earnings was also adjusted for the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for funding of the Foundation. The organization believes the reporting of cash earnings along with Generally Accepted Accounting Principles ("GAAP") earnings provides further insight into the Company's operating performance.

     NET INTEREST INCOME. Net interest income is determined by interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets to interest-bearing liabilities. The Company's interest rate spread was 2.79% and 3.05% for the years ended March 31, 1999 and 1998, respectively, while its net interest margin was 3.50% and 3.26% for the years ended March 31, 1999 and 1998, respectively. The interest rate spread decreased 26 basis points as a result of generally lower yields on loan and investments originated or purchased in fiscal 1999 reflecting current market rates of interest combined with the downward repricing of adjustable rate instruments while the cost of total interest-bearing liabilities remained stable. The increase in net interest margin was due to an increase in net interest-earning assets resulting from the investment of the proceeds of the Conversion offset by a decline in yield on interest-earning assets.

     Net interest income increased by $37.1 million or 28.1% to $169.2 million for the fiscal year ended March 31, 1999 as compared to fiscal 1998. The increase was due to a $43.4 million increase in interest income offset by a $6.3 million increase in interest expense. The increase in net interest income reflected the continued growth in interest-earning assets as a result of the net proceeds from the Conversion combined with the implementation of the Company's leverage strategy which was partially offset by a general compression in interest rate spread due to general declines in market rates of interest. To support asset growth in fiscal 1999, the Company initiated a strategy (i.e. leverage) which utilized FHLB advances as its primary funding source.

     Interest income increased by $43.4 million to $336.4 million for the fiscal year ended March 31, 1999 as compared to the same period in 1998 primarily due to an increase of $777.5 million in the average balance of the Company's interest earning-assets, offset by a decline in the weighted average yield earned thereon from 7.23% for fiscal 1998 to 6.97% for fiscal 1999. The composition of the Company's interest income for the fiscal year ended March 31, 1999 reflected the changes in the Company's asset structure effected during fiscal 1999. The Company restructured its asset mix by systematically shifting its investments from U.S. Treasury securities (reflecting in a large part the initial investment of the Conversion proceeds) into higher yielding mortgage loans and mortgage-related securities.

     Interest income on loans increased $24.0 million due to a $433.2 million increase in the average balance of loans partially offset by a 33 basis point decline in the yield earned on loans from 7.92% for the fiscal 1998 period to 7.59% for the fiscal 1999 period. The decline in yield is due to the effects of originations at lower current interest rates combined with a lower repricing rate with respect to the Company's adjustable-rate loans repricing during fiscal 1999 reflecting declines in market rates of interest. Income on investment securities increased $0.5 million due to a $45.1 million increase in the average balance of investment securities which was partially offset by a decline in the yield earned from 5.83% for fiscal 1998 to 5.58% for fiscal 1999. Interest income on mortgage-backed and mortgage-related securities increased $17.3 million during fiscal 1999 compared to the same period in fiscal 1998 as a result of a $272.7 million increase in the average balance of these securities which was partially offset by a 41 basis point decline in the yield earned resulting from the general decline in market rates of interest. Income on other interest-earning assets increased $1.6 million in the current year compared to the same period in the prior year primarily due to a $2.9 million increase in interest on federal funds which was partially offset by a $1.4 million reduction in interest on term deposits. The increase in federal funds income was due to the build-up of short-term investments, as a result of increased FHLB borrowings, which funds were subsequently re-deployed into higher yielding mortgage loans and mortgage related securities.

     Interest expense increased $6.3 million or 3.9% to $167.2 million for the year ended March 31, 1999 as compared to $160.9 million for the year ended March 31, 1998. The increase is primarily the result of a $22.1 million increase in interest paid on borrowings partially offset by a decrease of $15.8 million in interest paid on deposits. The increase in borrowings is attributable to a $418.2 million increase in the average balance of borrowings (primarily FHLB borrowings) as a result of the Company's leveraging strategy which was partially offset by a 49 basis point decline in the rate paid on borrowings to 5.52% for fiscal 1999. The decrease in interest paid on deposits is due to a $268.3 million decrease in the average balance of deposits along with a 15 basis point decline in the average rate paid on deposits to 3.93% for the year ended March 31, 1999 compared to 4.08% for the year ended March 31, 1998. The decline in the average balance of deposits reflects in large part the outflow, during the first quarter of fiscal 1999, of deposits accumulated during the Conversion in the fourth quarter of fiscal 1998.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased by $0.7 million or 6.9% from $10.0 million for the fiscal year ended March 31, 1998 to $10.7 million for the fiscal year ended March 31, 1999. The increase in the provision primarily reflected the continuation of the Company's determination to increase its allowance for loan losses based upon, among other factors, the Company's continuing emphasis on multi-family residential, commercial real estate and commercial business loans secured by properties or other collateral located in the New York City metropolitan area, the increased number of larger multi-family residential, commercial real estate and individual cooperative apartment loans, the increased amount and number of commercial business loans and the increased amount of loans which exhibit risk characteristics which require greater management oversight (including loans contractually past due maturity). At March 31, 1999 and March 31, 1998, the allowance for loan losses as a percentage of total non-performing loans was 119.7% and 122.2%, respectively.

     NON-INTEREST INCOME. Non-interest income increased $1.0 million from $10.3 million for the fiscal year ended March 31, 1998 to $11.3 million for the same period in 1999. The increase reflected a $1.8 million increase in other non-interest income, a $390,000 gain received on the sale of loans and securities during the 1999 period as compared to a $115,000 gain incurred on such sales during fiscal 1998, partially offset by a $1.1 million decrease in service fee income. The $1.8 million increase in other non-interest income is primarily the result of a $1.6 million increase in prepayment fees on mortgages to $3.6 million in fiscal 1999 resulting from acceleration in the refinance market driven by lower market rates of interest.

     The $1.1 million decline in service fee income is partially attributable to the new accounting rules effective January 1, 1998 regarding the recording of securities lending activities. Prior to the effective date, income from securities lending was recorded as non-interest income. For fiscal year 1999 it was included as part of net interest income. During fiscal 1998 the Company recorded $0.4 million as income relating to securities lending. Service fee income is also lower due to a $0.2 million decline in fees associated with the sales of annuities and mutual funds. The contract with a third party provider to sell these products expired in January 1998. The Company negotiated a contract with a new provider and resumed the sale of these products late in the second quarter of fiscal 1999. The remainder of the decline in service fee income is due to lower deposit-based fees.

     NON-INTEREST EXPENSES. Non-interest expenses increased $8.7 million or 9.8% to $98.2 million for the fiscal year ended March 31, 1999 from $89.5 million for the same period in 1998 (exclusive of the $56.4 million contribution to the Foundation). Such increase was primarily due to increased compensation and employee benefit expense ($8.7 million), reflecting in large part benefits related to the ESOP and RRP, increased occupancy costs ($0.9 million), increased other non-interest expense ($0.6 million) primarily due to the Company's growth and structural changes. Such increases were partially offset by a $1.6 million decrease in data processing fees primarily reflecting the reduction of data processing conversion costs.

     Total salaries and benefits increased by $8.7 million in fiscal 1999 to $40.4 million, primarily as the result of a full year of ESOP compensation expense of $4.3 million compared to $1.3 million for one quarter in fiscal 1998, compensation expense of $3.1 million relating to the implementation of the RRP late in the second quarter of fiscal 1999 and the continued growth of the Company during fiscal 1999 which necessitated the addition to staff as well as normal merit increases of approximately $2.7 million.

     Occupancy costs increased by $0.9 million to $13.5 million in fiscal 1999, primarily as the result of increased costs related to branch renovation and upgrading.

     Data processing service expenses decreased by $1.6 million or 14.2% to $9.9 million during the fiscal year ended March 31, 1999 as compared to the fiscal year ended March 31, 1998. The decrease reflected primarily the reduction of expenses incurred in connection with the conversion of the Company's data processing systems. Such expenses amounted to $5.7 million during the fiscal year ended March 31, 1998 for the first phase of the conversion of the Company's data processing systems which was completed in the third quarter of fiscal 1998. During fiscal 1999 expenses of approximately $3.4 million were incurred in connection with the second (and final) phase of the conversion. Partially offsetting the decrease in conversion costs was a $1.4 million increase in costs associated with year 2000 compliance issues. See "-- The Year 2000 Issue."

     The Company's advertising expenses amounted to $4.6 million and $4.3 million for the fiscal years ended March 31, 1999 and 1998, respectively. The increase in fiscal years 1999 and 1998 reflected the Company's determination to increase its market presence through, in part, increased advertising in print media and radio.

     FDIC insurance premiums remained constant at $1.2 million for the fiscal years ended March 31, 1999 and 1998. As a result of past acquisitions, the Company is deemed to have SAIF-insured deposits. The level of deposit insurance expense is and will remain higher than that of an insured institution with a comparable amount of BIF-only insured deposits due to the significant amount of the Company's deposits deemed to be SAIF-insured. The deposits deemed SAIF-insured are assessed at a rate of 6.4 basis points compared to 1.3 basis points for the BIF-insured deposits. At March 31, 1999, $1.54 billion of the Company's deposits were deemed to be SAIF insured while at March 31, 1998, SAIF insured deposits were $1.53 billion.

     Other non-interest expenses, including items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees, increased $0.6 million or 3.1% to $20.0 million for the fiscal year ended March 31, 1999 compared to the same period in 1998, primarily as a result of certain professional fees and expenditures associated with being a public company.

     INCOME TAXES. Income tax expense increased $10.6 million to $26.4 million for the year ended March 31, 1999 compared to $15.8 million in fiscal 1998, excluding the effect of the $56.4 million contribution to the Foundation. This increase is primarily due to a $28.6 million increase in pre-tax income to $71.6 million for fiscal 1999 compared to $43.0 million in fiscal 1998, excluding the contribution to the Foundation. In addition, the Company's effective tax rate for the year ended March 31, 1999 was 36.9% compared to 36.7% for the year ended March 31, 1998, excluding the contribution to the Foundation.

     As of March 31, 1999, net deferred tax assets were $48.5 million. No valuation allowance was deemed necessary with respect to such assets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

     GENERAL. The Company reported a net loss of $10.0 million and net income of $17.2 million for the years ended March 31, 1998 and 1997, respectively. Results of operations for fiscal 1998 reflect the effect of a non-recurring contribution to the Foundation in connection with the Conversion. Excluding the effect of this contribution, net income was $27.2 million for fiscal 1998, a 21.3% increase over fiscal 1997, compared to net income of $22.4 million in fiscal 1997 after excluding the net effect of the one-time SAIF assessment.

     NET INTEREST INCOME. Net interest income is determined by interest rate spread and the relative amounts of interest-earning assets to interest-bearing liabilities. The Company's interest rate spread was 3.05% and 3.18% for the years ended March 31, 1998 and 1997, respectively, while its net interest margin was 3.26% and 3.32% for the years ended March 31, 1998 and 1997, respectively. Net interest income increased by $17.0 million or 14.8% to $132.1 million for the fiscal year ended March 31, 1998 as compared to fiscal 1997. The increase was due to a $37.7 million increase in interest income offset by a $20.7 million increase in interest expense. The increase in net interest income reflected the continued growth in interest-earning assets, in particular, loans, and the improved yield on and growth of its investment securities. The increase in net interest income includes approximately $3.6 million earned on stock subscription funds submitted during the offering period which were invested in short-term securities until the consummation of the offering, at which time the funds received in excess of the consideration for the common stock issued in the conversion were refunded.

     Interest income increased by $37.7 million to $293.0 million for the fiscal year ended March 31, 1998 as compared to the same period in 1997 primarily due to an increase in the average balance of the Company's interest earning-assets, offset by a decline in the weighted average yield earned thereon from 7.37% for fiscal 1997 to 7.23% for fiscal 1998. The average yield on assets was adversely impacted by two factors -- the Conversion offering and the adoption of a new accounting standard. During the Conversion offering, the Company received approximately $2.1 billion which was invested in short-term securities and cash equivalents pending deployment into higher yielding assets, primarily loans. Upon the completion of the offering, approximately $1.4 billion was refunded to subscribers, with the balance remaining being invested in short-term securities and cash equivalents. The second factor was an accounting pronouncement, which requires that securities lending transactions, which the Company had not previously reported on its statement of financial condition but had reported the net earnings thereon in other non-interest income, must be reported on the statement of financial condition as borrowings with corresponding amounts in an appropriate asset category. Interest income and interest expense related to the securities lending transaction were reported on a gross basis of $11.1 million and $10.8 million, respectively. The composition of the Company's interest income for the fiscal year ended March 31, 1998 reflected the changes in the Company's asset structure effected during fiscal 1997, when the Bank restructured a portion of its securities portfolio to enhance the overall yield and reduce exposure to interest rate risk by selling $397.3 million of its investment securities and mortgage-backed and mortgage-related securities and reinvesting substantially all of the proceeds of the sales in U.S. Treasury Notes and Bills, most of which had maturities of two years or less. The weighted average yield, on a fully taxable basis on the securities purchased was approximately 60 basis points higher than the weighted yield on the securities sold. Interest income earned on mortgage-backed and mortgage-related securities declined by $17.9 million primarily as a result of the decline in the average balance of such assets from $476.0 million during the 1997 period to $157.5 million for the 1998 period. However, offsetting such decline were $23.3 million, $13.6 million and $16.4 million increases in interest earned during the fiscal year ended March 31, 1998 on investment securities, mortgage loans and other interest-earning assets respectively, reflecting the asset restructuring effected in fiscal 1997 as well as the Company's continued emphasis on multi-family residential lending.

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

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased by $2.0 million or 25.8% from $8.0 million for the fiscal year ended March 31, 1997 to $10.0 million for the fiscal year ended March 31, 1998. The increase in the provision primarily reflected the Company's determination in fiscal 1998 to increase its allowance for loan losses based upon, among other factors, the Company's continuing emphasis on multi-family residential, commercial real estate and commercial business loans secured by properties or other collateral located in the New York City metropolitan area, the increased number of larger multi-family residential, commercial real estate and individual cooperative apartment loans, the increased amount and number of commercial business loans and the increased amount of loans which exhibit risk characteristics which require greater management oversight (including loans contractually past due maturity). At March 31, 1998 and March 31, 1997, the allowance for loan losses as a percentage of total non-performing loans was 122.2% and 99.8%, respectively.

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

     NON-INTEREST EXPENSES. Non-interest expenses increased $63.7 million or 77.6% to $145.9 million for the fiscal year ended March 31, 1998 from $82.2 million for the same period in 1997. Exclusive of the $56.4 million contribution to the Foundation non-interest expenses were $89.5 million in fiscal 1998 compared to $82.2 million in fiscal 1997, an increase of $7.3 million or 8.9%. Such increase was primarily due to increased data processing fees ($4.5 million), reflecting in large part costs incurred in connection with the Company's conversion of its data processing systems, increased compensation and employee benefits expense ($4.8 million) reflecting the increase in the Company's work force resulting from the data and stock conversions, increased other non-interest expense ($4.8 million) primarily due to the Company's growth and structural changes. Such increases were partially offset by a $1.0 million decrease in FDIC insurance premiums reflecting the lower premium rate assessed during the 1998 period, and the non-recurrence of the one-time SAIF special assessment in fiscal 1997.

     Total salaries and benefits increased by $4.8 million in fiscal 1998 to $31.7 million, primarily as the result of the expansion and growth of the Company during fiscal years 1998, 1997 and 1996. In addition to normal staff increases resulting from the Company's expansion and earlier acquisitions, additional resources were necessary to support the organization's data and Conversion projects, causing overtime pay to increase by $940,000. Employee benefits costs increased comparably due to staff increases and further increased in the fourth quarter of fiscal 1998 due to the recognition of $1.3 million in ESOP compensation expense reflecting the first payment on the ESOP loan.

     Occupancy costs increased by $1.6 million to $12.6 million in fiscal 1998, primarily as the result of a branch acquisition in April, 1997 and increased costs related to branch renovation and upgrading.

     Data processing service expenses increased by $4.5 million or 64.2% to $11.5 million during the fiscal year ended March 31, 1998 as compared to the fiscal year ended March 31, 1997. The increase reflected primarily expenses incurred in connection with the conversion of the Company's data processing systems. Such expenses amounted to $5.7 million during the fiscal year ended March 31, 1998. The Company recognized substantially all the expenses incurred in connection with completion of the first phase of the conversion of the Company's data processing systems which was completed in the third quarter of fiscal 1998. However, additional expenses of approximately $6.0 million were incurred in connection with the second (and final) phase of the conversion which was completed by the end of fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparisons of Results of Operations for the Years Ended March 31, 1999 and
1998 -- Non-interest Expenses" and "-- The Year 2000 Issue."

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

     During the year ended March 31, 1998, the amortization of intangibles increased by $462,000 or 5.6% from the same period in fiscal 1997. The amortization of intangibles increased in fiscal 1998 due to the acquisition of a branch office for a premium of $4.0 million, which is being expensed over a seven year period.

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

     INCOME TAXES. For fiscal 1998 the Company, as a result of the $56.4 million contribution to the Foundation, had a $3.5 million tax benefit as compared to a $10.7 million tax provision for the fiscal 1997. Excluding the effect of the Foundation, the Company's tax expense would have been $15.8 million. In addition, the Company's effective tax rate was substantially reduced due to the establishment of ICRC during fiscal 1997.

     As of March 31, 1998, net deferred tax assets were $36.8 million. No valuation allowance was deemed necessary with respect to such asset.

ASSET AND LIABILITY MANAGEMENT

     GENERAL. The Company's asset and liability management strategy is established by the Asset/ Liability Committee of the Company and reviewed by the Company's Board of Directors periodically. The Asset/Liability Committee meets monthly. Currently, the Company manages the imbalance between its interest-earning assets and interest-bearing liabilities within shorter maturities to ensure that such relationships are within acceptable ranges given the Company's business strategies and objectives and its analysis of market and economic conditions. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap" provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.

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

     The Company's strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (five to ten years) balloon loans, (ii) selling most newly originated fixed-rate, single-family residential mortgage loans with original terms to maturity of more than 15 years, (iii) originating relatively short-term or adjustable-rate consumer and commercial business loans, (iv) investing in securities, primarily mortgage-backed and mortgage-related instruments with maturities or estimated average lives of less than five years, (v) promoting stable savings, demand and other transaction accounts and (vi) maintaining a strong capital position.

     The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The Company did not have any trading assets as of March 31, 1999. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. For deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates as due in one year or less at March 31, 1999.

                                                                                                                          FAIR
                                                                                             THERE-                      VALUE
                                2000         2001        2002        2003        2004        AFTER         TOTAL        3/31/99
                             ----------    --------    --------    --------    --------    ----------    ----------    ----------
                                                                    (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate
  mortgage loans(1)          $   90,882    $ 87,870    $ 84,859    $ 85,795    $ 84,430    $2,176,947    $2,610,783    $2,598,177
  Average interest rate            8.16%       8.76%       7.35%       7.20%       7.45%         7.26%
Variable interest rate
  mortgage loans(1)          $   59,006    $ 46,528    $ 43,224    $ 31,735    $ 20,907    $  101,598    $  302,998    $  304,228
  Average interest rate            7.41%       7.47%       7.91%       8.27%       8.40%         7.54%
Fixed interest rate other
  loans                      $   27,235    $ 24,483    $ 19,608    $  9,132    $  7,278    $   16,036    $  103,772    $  103,686
  Average interest rate            7.92%       7.81%       7.89%       8.96%       7.87%         6.69%
Variable interest rate
  other loans                $  102,954    $ 81,124    $ 64,425    $ 41,670    $ 32,480    $  153,411    $  476,064    $  476,609
  Average interest rate            7.01%       7.01%       7.03%       6.96%       6.93%         7.17%
Fixed interest rate
  securities(2)              $  952,331    $280,450    $141,423    $ 72,805    $ 36,969    $   37,070    $1,521,048    $1,514,976
  Average interest rate            6.26%       6.50%       6.53%       6.58%       6.62%         6.83%
Variable interest rate
  securities(2)              $    1,518    $  1,094    $    797    $    123    $     --    $    2,949    $    6,481    $    6,652
  Average interest rate            8.13%       7.98%       7.80%       8.68%         --          6.80%
Other interest-bearing
  assets                     $  291,942    $     --    $     --    $     --    $     --    $       --    $  291,942    $  291,942
  Average interest rate            5.51%         --          --          --          --            --
RATE SENSITIVE LIABILITIES:
Non interest-bearing
  checking                   $  102,831    $     --    $     --    $     --    $     --    $       --    $  102,831    $  102,831
  Average interest rate              --          --          --          --          --            --
Savings and
  interest-bearing checking  $1,523,631    $     --    $     --    $     --    $     --    $       --    $1,523,631    $1,523,631
  Average interest rate            2.41%         --          --          --          --            --
Time deposits                $1,537,801    $164,280    $ 41,606    $ 45,386    $  5,236    $   26,593    $1,820,902    $1,835,167
  Average interest rate            5.11%       5.54%       5.80%       5.99%       5.80%         5.46%
Fixed interest rate
  borrowings                 $  136,077    $111,425    $184,213    $104,599    $465,750    $  116,300    $1,118,364    $1,112,374
  Average interest rate            5.20%       5.05%       5.25%       5.60%       5.47%         5.49%

---------------
(1) Does not include $23.7 million of single-family residential loans serviced by others.

(2) Does not include $1.5 million of unamortized non-cash premium or discount on securities.

     Management believes that the assumptions utilized by it to evaluate the exposure of the Company's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the cash flows of the Company's assets and liabilities in the above table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

     Although market risk disclosure is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Bank's historical experience. The following sets forth the Bank's NPV as of March 31, 1999.

                                                                                  NPV AS % OF
                                                                                   PORTFOLIO
                                                                                VALUE OF ASSETS
                                                 NET PORTFOLIO VALUE           ------------------
CHANGE (IN BASIS POINTS)                  ---------------------------------     NPV     CHANGE IN
IN INTEREST RATES                         AMOUNT(1)    $ CHANGE    % CHANGE    RATIO    NPV RATIO
------------------------                  ---------    --------    --------    -----    ---------
+300                                        566,783    (220,977)    (28.05)%   11.25%     (2.94)%
+200                                        661,660    (126,100)    (16.01)    12.66      (1.53)
+100                                        734,441     (53,319)     (6.77)    13.60      (0.58)
    0                                       787,760          --         --     14.19         --
-100                                        844,641      56,881       7.22     14.81       0.62
-200                                        935,081     147,321      18.70     15.97       1.79
-300                                      1,041,418     253,658      32.20     17.31       3.12

---------------
(1) Excludes the NPV of the Holding Company.

     As of March 31, 1999, the Bank's NPV was $787.8 million, or 14.19% of the market value of assets. Following a 200 basis point increase in interest rates, the Bank's "post shock" NPV was $661.7 million, or 12.66% of the market value of assets. The change in the NPV ratio or the Bank's Sensitivity Measure was negative 1.53%.

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

REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution which results in the imposition of certain regulatory restrictions. See Note 14 of the Notes to Consolidated Financial Statements for the Bank's regulatory capital requirements at March 31, 1999 and 1998.

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-backed and mortgage-related securities, the maturity of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-backed and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. Historically, the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds during the past five years. However, due to the increased demand for mortgage loans during fiscal 1999 and as part of the Company's recently initiated leverage strategy, the Company has increased its FHLB advances to $1.11 billion at March 31, 1999. The amount of such advances have ranged from $67.5 million at March 31, 1995 to $1.11 billion at March 31, 1999.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or Dutch Auction Rate Treasury Securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage-related securities and investment securities. At March 31, 1999, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans and other loans aggregating $224.4 million and $36.9 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve-months ended March 31, 2000. Certificates of deposit scheduled to mature in one year or less at March 31, 1999, totaled $1.54 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

     Following the completion of the Conversion, the Company's principal business was that of its subsidiary, the Bank. The Holding Company invested 50% of the net proceeds from the Conversion in the Bank and initially invested the remaining proceeds in short-term securities and money market investments. The Bank can pay dividends to the Holding Company to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity.

     The Holding Company's liquidity is available to, among other things, fund acquisitions, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock.

     Restrictions on the amount of dividends the Holding Company and the Bank may declare can affect the Company's liquidity and cash flow needs. Under Delaware law, the Holding Company is generally limited to paying dividends to the extent of the excess of net assets of the Holding Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if no such excess exists, from its net profits for the current and/or immediately preceding year.

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

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

THE YEAR 2000 ISSUE

     The Year 2000 Issue ("Y2K Issue") is the result of computer programs which were written using two digits rather than four to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations.

     In order to be ready for the year 2000 the Company has developed a Year 2000 Testing Assurance Plan(TM) (the "Assurance Plan"), which was presented to the Information Technology Committee of the Board of Directors in March 1998. The Assurance Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The Company assigned responsibility for the implementation of the Assurance Plan to the Year 2000 Steering Committee which reports to the Information Technology Committee of the Board of Directors on a quarterly basis. The Steering Committee includes the Company's Chief Executive Officer and other members of executive management. This Committee has engaged an independent consultant to act as project manager of the Y2K project. The Company has established an advisory council as well as both research and implementation support teams, consisting of Company personnel who have relevant expertise in the various application systems, to perform planning and testing for Y2K compliance.

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

     Phase 1: Risk Assessment and Planning -- As of December 31, 1998 Phase I was fully completed. This phase identified each application and interface, facilities and hardware utilized by the Company and prioritized them by the level of risk (business critical, medium and low) they impose on the operations of the Company. The Company identified 42 business critical systems (operations that will be significantly impacted if the system is not Y2K compliant), 23 medium risk systems (operations that will be impacted mainly from a productivity perspective, but the risk to the Company can be identified and managed) and 15 low risk systems (normal business operations of the Company that will be minimally impacted, if at all, if the system is not Y2K compliant). Substantially all of the Company's vendors of its business critical and medium risk applications have provided written assurances that their products and services will be Y2K compliant. Of the 75 combined business critical and medium risk systems, approximately 34% are provided by the Company's data service processor which has informed the Company that it has completed testing of its systems and such systems are Y2K compliant. Based upon its initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure that business critical systems will function properly.

     Phase 2: Development and Testing Preparation -- This phase of the Assurance Plan is the comprehensive preparation for the actual testing and validation of assertions made by third party providers that they are Year 2000 compliant. During this phase, the vendors will prepare their test system environment and the Company will define and document all test scenarios and test cases. This phase has been nearly 100% completed. The Company expects that Phase 2 will be fully completed no later than June 30, 1999.

     Phase 3: Testing and Validation -- The third and final phase of the Assurance Plan involves a comprehensive testing process by the Company that employs both unit testing and full integration/confirmation testing. The Company began testing business critical and medium risk applications in

September 1998 and expects such testing to be completed by June 30, 1999.

     The Company has received assurances that third party products and services will be Y2K compliant. However, these assurances are not guarantees and may not be enforceable. The Company's contracts with such third-party vendors do not include Y2K certification or warranties. Thus, in the event such vendors' products and/or services are not Y2K compliant, the Company's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Y2K Issue could have a material impact on the operations of the Company.

     The Y2K Issue also affects certain of the Company's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of April 1998, the Company had contacted all of its large borrowers regarding such customers' awareness of the Y2K Issue. While no assurance can be given that its customers will be Y2K compliant, management believes, based on representations of such customers and reviews of their operations, that the Company's customers are either addressing the appropriate issues to insure timely compliance or that they are not faced with material Y2K issues. In addition, in substantially all cases, the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that such borrowers do experience problems or delays becoming Y2K compliant.

     The Company has completed a Y2K contingency plan for 100% of its identified business critical and medium risk applications including contingency plans which address operational policies and procedures in the event of data processing, electrical power supply and/or telephone service failures associated with the year 2000. Such contingency plan provides documented actions to allow the Company to maintain and/or resume normal operations in the event of the failure of business critical or medium risk applications. The contingency plan identifies participants, processes and equipment that will be necessary to permit the Company to continue operations. The contingency plan includes providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Company's ability to continue to operate. Also, the Company's current data service provider (representing approximately 34% of the business critical and medium risk applications) is Y2K compliant at March 31, 1999.

     The costs of modifications to the existing software are being primarily absorbed by the third party vendors. However, the Company recognizes the need to purchase new hardware and software. Based upon current estimates, the Company has identified approximately $3.4 million in total costs, including hardware, software, and other costs, for completing the Year 2000 project. Of that amount, approximately $0.3 million and $1.7 million were expensed during the fiscal years ended March 31, 1998 and 1999, respectively. The Company has budgeted $1.4 million for fiscal 2000.

     The FDIC and other federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. Any institution's failure to address appropriately the Year 2000 problem could result in supervisory action. The Bank has been examined for Year 2000 compliance by the FDIC and the Department.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and does not require restatement of prior periods. Currently the Company does not have any derivative instruments nor has it entered into any hedging transactions. Therefore management of the Company believes the implementation of SFAS No. 133 will not have an impact on the Company's financial condition or results of operations.

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 conforms the accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998. Management of the Company believes the implementation of SFAS No. 134 will not have a material impact on the Company's financial condition or results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management" in Item 7 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
INDEPENDENCE COMMUNITY BANK CORP.

     We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP
---------------------------------------------------
Ernst & Young, LLP
New York, New York
April 30, 1999

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------      ----------
                                                                    (IN THOUSANDS,
                                                                  EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                       $   70,811      $  747,868
Commercial paper                                                  37,290          37,676
Federal funds sold                                               171,784          71,707
                                                              ----------      ----------
          Total cash and cash equivalents                        279,885         857,251
Securities available-for-sale:
  Investment securities                                          331,795       1,282,072
  Mortgage-backed and mortgage-related                         1,189,833          84,610
                                                              ----------      ----------
          Total securities                                     1,521,628       1,366,682
Mortgage loans on real estate                                  2,926,978       2,279,169
Other loans                                                      579,503         502,718
                                                              ----------      ----------
          Total loans                                          3,506,481       2,781,887
Less allowance for possible loan losses                          (46,823)        (36,347)
                                                              ----------      ----------
          Total loans, net                                     3,459,658       2,745,540
Premises, furniture and equipment, net                            68,595          61,443
Accrued interest receivable                                       30,575          24,395
Intangible assets, net                                            47,244          55,873
Other assets                                                     129,393         111,812
                                                              ----------      ----------
          Total assets                                        $5,536,978      $5,222,996
                                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                      $3,447,364      $3,393,800
Borrowings on securities loaned                                       --         701,160
Other borrowings                                               1,118,364          16,681
Escrow and other deposits                                         61,003          45,868
Accrued expenses and other liabilities                            85,285         116,363
                                                              ----------      ----------
          Total liabilities                                    4,712,016       4,273,872
Stockholders' equity:
  Common stock ($.01 par value, 125,000,000 shares
     authorized, 76,043,750 shares issued; 67,873,876 and
     76,043,750 shares outstanding at March 31, 1999 and
     1998, respectively)                                             760             760
  Additional paid-in-capital                                     739,090         741,277
  Treasury stock at cost; 8,169,874 shares                      (125,993)             --
  Unallocated common stock held by ESOP                          (92,693)        (97,636)
  Unearned Common Stock held by RRP                              (33,918)             --
  Retained earnings-substantially restricted                     340,019         298,876
  Accumulated other comprehensive income:
     Net unrealized (loss) gain on securities
      available-for-sale, net of tax                              (2,303)          5,847
                                                              ----------      ----------
          Total stockholders' equity                             824,962         949,124
                                                              ----------      ----------
          Total liabilities and stockholders' equity          $5,536,978      $5,222,996
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEAR ENDED MARCH 31,
                                                             -----------------------------------
                                                               1999         1998         1997
                                                             ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
  Mortgage loans on real estate                              $198,003     $175,269     $161,638
  Other loans                                                  39,720       38,433       36,189
  Investment securities                                        46,216       45,689       22,356
  Mortgage-backed and mortgage-related securities              28,254       10,992       28,856
  Other                                                        24,222       22,660        6,264
                                                             --------     --------     --------
     Total interest income                                    336,415      293,043      255,303
                                                             --------     --------     --------
INTEREST EXPENSE:
  Deposits                                                    133,146      144,489      138,840
  Stock subscription account                                       --        4,477           --
  Borrowings                                                   34,075       11,977        1,347
                                                             --------     --------     --------
     Total interest expense                                   167,221      160,943      140,187
                                                             --------     --------     --------
     Net interest income                                      169,194      132,100      115,116
                                                             --------     --------     --------
Provision for loan losses                                      10,698       10,011        7,960
                                                             --------     --------     --------
     Net interest income after provision for loan losses      158,496      122,089      107,156
                                                             --------     --------     --------

NON-INTEREST INCOME:
  Net gain (loss) on sale of loans and securities                 390          115       (3,347)
  Service fees                                                  5,253        6,375        5,708
  Other                                                         5,680        3,858          548
                                                             --------     --------     --------
     Total non-interest income                                 11,323       10,348        2,909
                                                             --------     --------     --------

NON-INTEREST EXPENSE:
  General and administrative expense:
     Compensation and employee benefits                        40,371       31,695       26,879
     Occupancy costs                                           13,507       12,622       10,981
     Data processing services                                   9,887       11,524        7,020
     Advertising                                                4,608        4,275        3,625
     FDIC insurance premiums                                    1,182        1,186        2,199
     Amortization of intangibles                                8,629        8,740        8,278
     Other                                                     20,019       19,411       14,618
                                                             --------     --------     --------
       Total general and administrative expense                98,203       89,453       73,600
  SAIF special assessment                                          --           --        8,553
  Contribution to Foundation                                       --       56,422           --
                                                             --------     --------     --------
     Total non-interest expense                                98,203      145,875       82,153
                                                             --------     --------     --------
  Income (loss) before provision (benefit) for income taxes    71,616      (13,438)      27,912
  Provision (benefit) for income taxes                         26,441       (3,482)      10,732
                                                             --------     --------     --------
  Net income (loss)                                          $ 45,175     $ (9,956)    $ 17,180
                                                             ========     ========     ========
  Basic earnings (loss) per share                            $   0.67     $  (0.52)         N/A
                                                             ========     ========
  Diluted earnings (loss) per share                          $   0.66     $  (0.52)         N/A
                                                             ========     ========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                    UNALLOCATED   UNEARNED
                                                                      COMMON       COMMON                ACCUMULATED
                                           ADDITIONAL                  STOCK       STOCK                    OTHER
                                  COMMON    PAID IN     TREASURY      HELD BY     HELD BY    RETAINED   COMPREHENSIVE
                                  STOCK     CAPITAL       STOCK        ESOP         RRP      EARNINGS      INCOME         TOTAL
                                  ------   ----------   ---------   -----------   --------   --------   -------------   ---------
                                                               (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Balance -- March 31, 1996          $ --     $     --    $      --    $     --     $     --   $291,566      $(1,747)     $ 289,819
Comprehensive income:
  Net income for the year ended
    March 31, 1997                   --           --           --          --           --     17,180           --         17,180
  Other comprehensive income,
    net of tax of $0.2 million
    Net unrealized gain on
     securities transferred from
     held-to-maturity to
     available-for-sale, net of
     tax                             --           --           --          --           --         --          269            269
    Changes in net unrealized
     gains on securities
     available-for-sale, net of
     tax                             --           --           --          --           --         --          901            901
    Less: reclassification
     adjustment for losses
     realized in net income, net
     of tax                          --           --           --          --           --         --          945            945
                                   ----     --------    ---------    --------     --------   --------      -------      ---------
Comprehensive income                 --           --           --          --           --     17,180        2,115         19,295
                                   ----     --------    ---------    --------     --------   --------      -------      ---------
Balance -- March 31, 1997            --           --           --          --           --    308,746          368        309,114
Comprehensive income:
  Net loss for the year ended
    March 31, 1998                   --           --           --          --           --     (9,956)          --         (9,956)
  Other comprehensive income,
    net of tax of $5.2 million
    Changes in net unrealized
     gains on securities
     available-for-sale, net of
     tax                             --           --           --          --           --         --        5,347          5,347
    Less: reclassification
     adjustment for losses
     realized in net income, net
     of tax                          --           --           --          --           --         --          132            132
                                   ----     --------    ---------    --------     --------   --------      -------      ---------
Comprehensive income                 --           --           --          --           --     (9,956)       5,479         (4,477)
Merge Independence Community
  Bank Corp. Mutual Holding
  Company into Independence
  Savings Bank                       --           --           --          --           --         86           --             86
Issuance of 70,410,880 shares of
  $.01 par value common stock in
  initial public offering at
  $10.00 per share net of
  conversion related expenses
  ($18,417)                         704      684,988           --          --           --         --           --        685,692
Issuance of 5,632,870 shares of
  $.01 par value common stock to
  the Foundation                     56       56,272           --          --           --         --           --         56,328
Open market purchases of
  5,632,870 shares of
  Independence Community Bank
  Corp. common stock by ESOP
  trustee (Avg. price of
  $17.5527)                          --           --           --     (98,872)          --         --           --        (98,872)
ESOP shares committed to be
  released                           --           17           --       1,236           --         --           --          1,253
                                   ----     --------    ---------    --------     --------   --------      -------      ---------
Balance -- March 31, 1998           760      741,277           --     (97,636)          --    298,876        5,847        949,124
                                   ----     --------    ---------    --------     --------   --------      -------      ---------
Comprehensive income:
  Net income for the year ended
    March 31, 1999                   --           --           --          --           --     45,175           --         45,175
  Other comprehensive income,
    net of tax benefit of $2.0
    million
    Changes in net unrealized
     gains on securities
     available-for-sale, net of
     tax                             --           --           --          --           --         --       (8,150)        (8,150)
    Less: reclassification
     adjustment for losses
     realized in net income, net
     of tax                          --           --           --          --           --         --           --             --
                                   ----     --------    ---------    --------     --------   --------      -------      ---------
Comprehensive income                 --           --           --          --           --     45,175       (8,150)        37,025
Repurchase of common stock
  (8,169,874 shares)                 --           --     (125,993)         --           --         --           --       (125,993)
Dividends paid                       --           --           --          --           --     (4,032)          --         (4,032)
ESOP shares committed to be
  released                           --         (669)          --       4,943           --         --           --          4,274
Other conversion related costs       --         (372)          --          --           --         --           --           (372)
Issuance of grants and purchase
  of shares under RRP (2,816,435
  shares)                            --       (1,247)          --          --      (36,920)        --           --        (38,167)
Amortization of earned portion
  of Recognition and Retention
  Plan                               --          101           --          --        3,002         --           --          3,103
                                   ----     --------    ---------    --------     --------   --------      -------      ---------
Balance -- March 31, 1999          $760     $739,090    $(125,993)   $(92,693)    $(33,918)  $340,019      $(2,303)     $ 824,962
                                   ====     ========    =========    ========     ========   ========      =======      =========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED MARCH 31,
                                                              ---------------------------------------
                                                                 1999           1998          1997
                                                              -----------    -----------    ---------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $    45,175    $    (9,956)   $  17,180
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Contribution of stock to Foundation                                    --         56,272           --
Provision for loan losses                                          10,698         10,011        7,960
Net (gain) loss on sale of loans and securities                      (390)          (115)       3,347
Amortization of deferred income and premiums                       (5,298)       (12,938)     (11,164)
Amortization of intangibles                                         8,629          8,740        8,278
Amortization of unearned compensation of ESOP and RRP               7,377          1,253           --
Depreciation and amortization                                       7,271          6,862        5,972
Deferred income tax benefit                                        (4,446)       (23,901)      (7,137)
(Increase) decrease in accrued interest receivable                 (6,180)        (7,011)       3,687
Decrease (increase) in accounts receivable-securities
  transactions                                                     13,023         93,718     (107,624)
(Decrease) increase in accrued expenses and other
  liabilities                                                     (31,078)        74,539      (49,588)
Other, net                                                         15,977        (17,089)      (6,840)
                                                              -----------    -----------    ---------
Net cash provided by (used in) operating activities                60,758        180,385     (135,929)
                                                              -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases                                (1,279,041)      (644,591)    (503,153)
Principal payments on loans                                       512,868        373,734      261,161
Proceeds from sale of loans                                        39,966         19,219       76,002
Proceeds from sale of securities                                  456,359        288,303      648,416
Proceeds from maturities of securities                          1,027,983      1,073,291      823,825
Principal collected on securities                                 297,715         86,318      148,013
Purchases of securities                                        (1,950,177)    (2,242,950)    (927,977)
Proceeds from sales of other real estate owned                         76            273        1,308
Purchases of Federal Home Loan Bank stock                         (30,480)            (4)      (3,579)
Net additions to premises, furniture and equipment                (14,423)        (7,938)     (14,433)
                                                              -----------    -----------    ---------
Net cash (used in) provided by investing activities              (939,154)    (1,054,345)     509,583
                                                              -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits sold, net of premium                                          --             --      (47,661)
Deposits purchased, net of premiums                                    --         65,972           --
Net (decrease) increase in demand and savings deposits            (44,713)        66,129        2,276
Net increase (decrease) in time deposits                           98,277        (67,845)     (22,199)
Net increase (decrease) in other borrowings                       400,523        700,609      (40,063)
Net increase in escrow and other deposits                          15,135          4,834        5,437
Issuance of Common Stock                                               --        685,748           --
Loan to ESOP for purchase of shares                                    --        (98,872)          --
Purchase of shares for RRP                                        (38,167)            --           --
Repurchase of Common Stock                                       (125,993)            --           --
Dividends paid                                                     (4,032)            --           --
                                                              -----------    -----------    ---------
Net cash provided by (used in) financing activities               301,030      1,356,575     (102,210)
                                                              -----------    -----------    ---------
Net (decrease) increase in cash and cash equivalents             (577,366)       482,615      271,444
Cash and cash equivalents at beginning of year                    857,251        374,636      103,192
                                                              -----------    -----------    ---------
Cash and cash equivalents at end of period                    $   279,885    $   857,251    $ 374,636
                                                              ===========    ===========    =========
Income taxes paid                                             $    28,917    $    15,196    $  25,200
                                                              ===========    ===========    =========
Interest paid                                                 $   161,790    $   160,838    $ 138,823
                                                              ===========    ===========    =========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999, 1998 AND 1997

1. ORGANIZATION/FORM OF OWNERSHIP

     Independence Community Bank, formerly known as Independence Savings Bank, was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly-owned stock savings bank subsidiary of the Mutual Holding Company.

     On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled.

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

     As part of the Conversion, the Company formed the Independence Community Foundation and donated 5,632,870 shares of Common Stock of the Company valued at $56.3 million. The Company recorded a contribution expense charge and a corresponding deferred tax benefit of $19.2 million. The formation of this private charitable foundation is to further the Bank's commitment to the communities that it serves.

     Additionally, the Bank established, in accordance with the requirements of State and Federal regulations a liquidation account for $319.7 million which was equal to its capital as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus in connection with the Conversion of the Bank and the Mutual Holding Company. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or a supplemental eligible account holder's will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

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

2. ACQUISITIONS

     On April 13, 1999, the Company announced that it had signed a definitive agreement to acquire Statewide Pursuant to the agreement, the Company will acquire Statewide, in a transaction valued at the time of execution of the definitive agreement at $25.25 per Statewide share. Upon completion of the acquisition, Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A., a New Jersey-chartered savings and loan association which operates 16 branches in Bergen, Hudson and Union Counties, will merge with and into the Bank. Based upon Statewide's public filings, at March 31, 1999, Statewide had assets totaling $744.2 million, deposits totaling $441.4 million and stockholders' equity of $58.9 million.

     Under the terms of the Statewide agreement, which was approved unanimously by both boards of directors, holders of Statewide common stock will receive cash or shares of the Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 50% paid in the

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company's common stock and 50% paid in cash. The number of shares of the Company's common stock that any Statewide stockholder receives will be determined based upon an exchange ratio based on the average closing price of the Company's common stock during the pricing period as calculated pursuant to the terms of the agreement. The Statewide transaction had an aggregate value as of the date of execution of approximately $108 million.

     The Statewide transaction will be accounted for as a purchase and will not affect the Company's ability to repurchase shares of stock. The Company intends to repurchase in the open market all of the shares of common stock that will be issued in the transaction. The transaction currently is expected to close by January 31, 2000 and is subject to receipt of various regulatory approvals, approval by Statewide's stockholders and certain other conditions. Additional information concerning the agreement and the proposed acquisition is contained in the Company's Current Report on Form 8-K filed with the SEC on April 20, 1999.

     In connection with the merger, Statewide has granted an option to the Company to purchase up to 19.9% of Statewide's common shares currently outstanding under certain circumstances.

     On February 1, 1999, the Company announced that it had signed a definitive agreement to acquire Broad. Pursuant to the agreement, the Company will acquire Broad, in a transaction valued at the time of execution of the definitive agreement at $26.50 per Broad share. Upon completion of the acquisition, Broad's wholly owned subsidiary, Broad National Bank, which has 16 full-service bank offices located in Bergen, Essex, Hudson, Middlesex and Union counties, will merge with and into the Bank. Based upon Broad's public filings, at March 31, 1999, Broad had total assets of $676.3 million, deposits totaling $576.7 million and stockholders' equity of $45.8 million.

     Under the terms of the Broad agreement, which was approved unanimously by both boards of directors, holders of Broad common stock will receive cash or shares of the Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 50% paid in the Company's common stock and 50% paid in cash. The number of shares of the Company's common stock that any Broad stockholder receives will be determined based upon an exchange ratio designed to produce a value of $26.50 per share when the Company's common stock has an average closing price during the pricing period between $12.75 and $17.25 as calculated pursuant to the terms of the agreement. To the extent that the market value of the Company's common stock during the pricing period exceeds $17.25 or is less than $12.75, the per share value of the consideration to be received by Broad stockholders in the merger, whether in cash or stock, will increase or decrease, respectively. The Broad transaction has an aggregate value of approximately $138 million assuming an acquisition value of $26.50 per share of Broad common stock.

     The Broad transaction also will be accounted for as a purchase and will not affect the Company's ability to repurchase shares of stock. The Company intends to repurchase in the open market all of the shares of its common stock that will be issued in the transaction. The transaction currently is expected to close in the third quarter of calendar 1999 and is subject to receipt of various regulatory approvals, approval by Broad's stockholders and certain other conditions. Additional information concerning the agreement and the proposed acquisition is contained in the Company's Current Report on Form 8-K filed with the SEC on February 9, 1999, which report is incorporated by reference.

     The Broad agreement provides for the payment of a termination fee payable to the Company under certain circumstances. The members of the Board of Directors and certain executive officers of Broad have agreed to vote their shares in favor of the merger.

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

     On March 15, 1996, the Company assumed approximately $615.6 million of deposits and ac-

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

quired $8.1 million of assets from a financial institution. The Company also received approximately $557.9 million in cash to fund the assumption of these deposit liabilities. The Company subsequently sold, in September of 1996, approximately $51.4 million of these deposits. The adjusted cost in excess of the assets received and the deposits assumed is being amortized on a straight-line basis over 7 years.

     On January 3, 1996 the Company acquired, via a cash acquisition, all of the stock of Bay Ridge Bancorp, Inc. and its thrift subsidiary, Bay Ridge Federal Savings Bank. The purchase price paid was approximately $127.8 million, and as a result the Company acquired approximately $558.6 million in assets and $445.2 million in liabilities, with the transaction recorded on a purchase accounting basis. The cost in excess of the net assets acquired is being amortized on a straight-line basis over approximately 14 years.

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

LOANS

     Loans are stated at unpaid principal balances, net of deferred loan fees. Interest income on loans is credited as earned. Accrual of interest income is discontinued and uncollected interest is reversed for loans on which a default on interest has existed for a period in excess of 90 days, or for loans which management believes, after giving consideration to economic and business conditions and collection efforts, the collection of interest is doubtful.

     Loan origination and commitment fees and certain direct costs incurred in connection with loan originations are deferred and amortized to interest income, using a method which approximates the interest method, over the life of the related loans as an adjustment to yield.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is determined based upon management's evaluation of the Company's loan portfolio considering past loan loss experience, assessment of current economic conditions, the size and composition of the loan portfolio, and other relevant factors.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "RRP") shares are not considered to be outstanding for the calculation of basic EPS; however, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 67,708,509 and 68,000,595 shares, respectively, for the year ended March 31, 1999.

     For fiscal 1998 basic EPS is computed by dividing net income since Conversion by the weighted average number of common shares outstanding. There were no dilutive common stock equivalents for the year ended March 31, 1998. Since the Conversion on March 13, 1998, basic and diluted weighted average common shares outstanding was 72,442,558 shares.

EMPLOYEE BENEFITS

     Compensation expense related to the ESOP is recognized in an amount equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the year. The difference between the average fair value and the $17.55 weighted average per share cost of shares committed to be released by the ESOP is recorded as an adjustment to additional paid-in-capital.

     The Company uses the intrinsic value based methodology which measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in previously issued accounting standards. The Company adopted SFAS No. 132 in fiscal 1998 and restated the fiscal 1997 disclosure accordingly.

COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1999. All comparative financial statements provided for earlier periods have been restated to reflect application of the provisions. Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distribution to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income consists solely of unrealized gains and losses on available for sale securities.

SEGMENT REPORTING

     During fiscal 1999 the Company adopted SFAS No. 131, "Disclosures About Segments of an

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It also requires geographic by country, as opposed to broader geographic regions as permitted under current standards. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers in its market area. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.

TREASURY STOCK

     Repurchases of common stock are recorded as treasury stock at cost.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the consolidated statements of cash flows, the Company defines cash and cash equivalents as highly liquid investments with original maturities of three months or less.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                                                   MARCH 31, 1999
                                                  -------------------------------------------------
                                                                 GROSS        GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Investment securities:
Debt securities:
  U.S. government and agencies                    $  268,524    $   249      $ (4,550)   $  264,223
     Municipals                                          699         --            --           699
     Corporate                                            78         --            --            78
                                                  ----------    -------      --------    ----------
  Total debt securities                              269,301        249        (4,550)      265,000
                                                  ----------    -------      --------    ----------
  Equity securities:
     Preferred                                        15,000         --            --        15,000
     Common                                           47,457      6,995        (2,657)       51,795
                                                  ----------    -------      --------    ----------
  Total equity securities                             62,457      6,995        (2,657)       66,795
                                                  ----------    -------      --------    ----------
  Total investment securities                        331,758      7,244        (7,207)      331,795
                                                  ----------    -------      --------    ----------
Mortgage-backed and mortgage-related securities:
  FNMA Pass Through Certificates                       3,830         68           (23)        3,875
  GNMA Pass Through Certificates                      46,981      1,991           (16)       48,956
  FHLMC Pass Through Certificates                      6,756        102           (38)        6,820
  Collateralized Mortgage Obligation Bonds         1,136,655      1,188        (7,661)    1,130,182
                                                  ----------    -------      --------    ----------
Total mortgage-backed and mortgage-related
  securities                                       1,194,222      3,349        (7,738)    1,189,833
                                                  ----------    -------      --------    ----------
Total securities available-for-sale               $1,525,980    $10,593      $(14,945)   $1,521,628
                                                  ==========    =======      ========    ==========

                                                                   MARCH 31, 1998
                                                  -------------------------------------------------
                                                                 GROSS        GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies                 $1,087,219    $ 2,906      $   (173)   $1,089,952
     Municipals                                        1,104         --            --         1,104
     Corporate                                           226         --            (2)          224
                                                  ----------    -------      --------    ----------
  Total debt securities                            1,088,549      2,906          (175)    1,091,280
                                                  ----------    -------      --------    ----------
  Equity securities:
     Preferred                                       168,100         --            --       168,100
     Common                                           17,533      5,265          (106)       22,692
                                                  ----------    -------      --------    ----------
  Total equity securities                            185,633      5,265          (106)      190,792
                                                  ----------    -------      --------    ----------
Total investment securities                        1,274,182      8,171          (281)    1,282,072
                                                  ----------    -------      --------    ----------
Mortgage-backed and mortgage-related securities:
  FNMA Pass Through Certificates                       5,294        124            (3)        5,415
  GNMA Pass Through Certificates                      63,566      2,939           (32)       66,473
  FHLMC Pass Through Certificates                     11,500        179           (68)       11,611
  Collateralized Mortgage Obligation Bonds             1,090         21            --         1,111
                                                  ----------    -------      --------    ----------
Total mortgage-backed and mortgage-related
  securities                                          81,450      3,263          (103)       84,610
                                                  ----------    -------      --------    ----------
Total securities available-for-sale               $1,355,632    $11,434      $   (384)   $1,366,682
                                                  ==========    =======      ========    ==========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Sales of available-for-sale securities are summarized as follows:

                                           YEAR ENDED MARCH 31,
                                     --------------------------------
                                       1999        1998        1997
                                     --------    --------    --------
                                              (IN THOUSANDS)
Proceeds from sales                  $456,359    $288,303    $648,416
Gross gains                               346          42       1,042
Gross losses                               (0)         (1)     (4,905)

     The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                    MARCH 31, 1999
                                                 ---------------------
                                                 AMORTIZED      FAIR
                                                   COST        VALUE
                                                 ---------    --------
                                                    (IN THOUSANDS)
One year or less                                 $  97,663    $ 97,878
One year through five years                          3,409       3,301
Five years through ten years                        20,460      20,484
Over ten years                                     147,769     143,337
                                                 ---------    --------
                                                 $ 269,301    $265,000
                                                 =========    ========

     The amortized cost and estimated fair value of mortgage-backed and mortgage-related securities by contractual maturity are as follows:

                                                   MARCH 31, 1999
                                              ------------------------
                                              AMORTIZED        FAIR
                                                 COST         VALUE
                                              ----------    ----------
                                                   (IN THOUSANDS)
One year through five years                   $    5,559    $    5,626
Five years through ten years                      45,525        45,890
Over ten years                                 1,143,138     1,138,317
                                              ----------    ----------
                                              $1,194,222    $1,189,833
                                              ==========    ==========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LOANS RECEIVABLE, NET

                                                           MARCH 31,
                                                  ----------------------------
                                                     1999              1998
                                                  ----------        ----------
Loans are summarized as follows:                         (IN THOUSANDS)
Mortgage Loans on Real Estate:
Single-family residential                         $  491,523        $  505,051
Multi-family residential                           2,195,879         1,605,058
Commercial and other real estate                     250,105           178,463
                                                  ----------        ----------
Total principal balance -- mortgage loans          2,937,507         2,288,572
  Less net deferred fees                             (10,529)           (9,403)
                                                  ----------        ----------
Total mortgage loans on real estate                2,926,978         2,279,169
Other loans:
Cooperative apartment loans                          458,165           380,866
Student loans                                         41,633            43,946
Home equity lines and loans                           12,295            15,625
Commercial business loans                             39,362            31,550
Consumer loans                                        18,631            20,268
Passbook loans                                         8,233             8,833
Credit card loans                                      1,518             1,768
                                                  ----------        ----------
Total principal balance -- other loans               579,837           502,856
Less unearned discount and net deferred fees            (334)             (138)
                                                  ----------        ----------
Total other loans                                    579,503           502,718
Less allowance for loan losses                       (46,823)          (36,347)
                                                  ----------        ----------
Total loans, net                                  $3,459,658        $2,745,540
                                                  ==========        ==========

     At March 31, 1999, 1998 and 1997 the Company was servicing loans on behalf of others which are not included in the consolidated financial statements of $206.9 million, $211.2 million and $314.6 million, respectively.

     At March 31, 1999, 1998, and 1997 included in mortgage loans on real estate are $6.3 million, $10.4 million, and $15.5 million, respectively, of nonaccrual loans. If interest on the nonaccrual loans had been accrued, such income would have approximated $0.5 million, $0.7 million and $1.6 million for the three years in the period ended March 31, 1999, 1998 and 1997 respectively.

     At March 31, 1999, 1998, 1997, included in other loans are $0.8 million, $0.9 million, and $1.4 million, respectively, of nonaccrual loans. If interest on the nonaccrual loans had been accrued, such income would have approximated $31,000, $29,000 and $117,800 for the three years ended March 31, 1999, 1998 and
1997, respectively.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the changes in the allowance for loan losses is as follows:

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Balance at beginning of period                          $36,347    $27,024    $20,528
Provision charged to operations                          10,698     10,011      7,960
Charge-offs, net of recoveries                             (222)      (688)    (1,464)
                                                        -------    -------    -------
Balance at end of period                                $46,823    $36,347    $27,024
                                                        =======    =======    =======

The Company's loan portfolio is primarily comprised of secured loans made to individuals and small businesses located in the New York City metropolitan area.

6. PREMISES, FURNITURE AND EQUIPMENT

     A summary of premises, furniture and equipment, net of accumulated depreciation and amortization is as follows:

                                                               MARCH 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Land                                                       $ 3,232    $ 3,232
Buildings and improvements                                  45,651     44,395
Leasehold improvements                                       4,828      4,281
Furniture and equipment                                     14,884      9,535
                                                           -------    -------
          Total premises, furniture and equipment          $68,595    $61,443
                                                           =======    =======

     Depreciation and amortization expense amounted to $7.3 million, $6.9 million and $6.0 million for the years ended March 31, 1999, 1998 and 1997, respectively.

7. OTHER ASSETS

     A summary of other assets is as follows:

                                                              MARCH 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
FHLB stock                                               $ 56,236    $ 25,756
Net deferred tax asset                                     48,471      36,774
Prepaid expenses                                            2,128       2,399
Other real estate                                             273         192
Accounts receivable                                        11,246      35,989
Other                                                      11,039      10,702
                                                         --------    --------
                                                         $129,393    $111,812
                                                         ========    ========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. DEPOSITS

     The amounts due to depositors and the weighted-average interest rates at March 31, 1999 and March 31, 1998 are as follows:

                                                     MARCH 31,
                                   ----------------------------------------------
                                           1999                     1998
                                   ---------------------    ---------------------
                                    DEPOSIT      AVERAGE     DEPOSIT      AVERAGE
                                   LIABILITY      RATE      LIABILITY      RATE
                                   ----------    -------    ----------    -------
                                               (DOLLARS IN THOUSANDS)
Savings                            $  970,069     2.30%     $1,011,597     2.75%
Money Market                          202,292     2.66         214,182     2.96
NOW                                   351,270     2.71         344,500     2.46
Checking                              102,831       --         100,896       --
Time Deposits                       1,820,902     5.19       1,722,625     5.48
                                   ----------               ----------
                                   $3,447,364               $3,393,800
                                   ==========               ==========

     Scheduled maturities of time deposits are as follows:

                                                             MARCH 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
                                                           (IN THOUSANDS)
One year                                              $1,537,801    $1,359,877
Two years                                                164,280       203,563
Three years                                               41,606        77,936
Four years                                                45,386        33,704
Thereafter                                                31,829        47,545
                                                      ----------    ----------
                                                      $1,820,902    $1,722,625
                                                      ==========    ==========

     Time deposit accounts in denominations of $100,000 or more totaled approximately $232.5 million, $192.4 million and $189.8 million at March 31, 1999, 1998 and 1997, respectively.

9. BORROWINGS

     A summary of borrowings is as follows:

                                                         MARCH 31,
                                             ---------------------------------
                                                1999         1998       1997
                                             ----------    --------    -------
                                                      (IN THOUSANDS)
Securities loaned                            $       --    $701,160    $    --
FHLB borrowings                               1,106,725      14,300     14,550
Repurchase agreements                             9,950          --         --
Other                                             1,689       2,381      2,682
                                             ----------    --------    -------
                                             $1,118,364    $717,841    $17,232
                                             ==========    ========    =======

     The Company has for many years "lent" a portion of its securities, primarily U.S. Treasury Notes and Bills, generally to money center banks and national securities firms. The securities lent are collateralized generally by cash in an amount slightly in excess of the value of the securities lent. Effective January 1, 1998, the obligation to return the cash upon receipt of the lent securities is deemed a borrowing while the cash, which has been invested in cash equivalents, is reflected as an asset. As a result of the influx of proceeds upon completion of the conversion and subsequent investment in U.S. Treasury securities, the Company increased

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

its activity in securities lending transactions pending deployment of such assets into loans and other earning assets. Prior to January 1, 1998, these transactions were not recorded in the statement of financial condition. The fees from these transactions were recorded in other non-interest income in the statement of operations.

     There were no securities lending transactions outstanding at March 31, 1999 compared to $701.2 million at March 31, 1998. The average balance of securities lending transactions during fiscal 1999 was $189.0 million with an average cost of 5.50%. The maximum amount outstanding at any month end was $383.2 million. The average balance of securities lending transactions from January 1, 1998 through March 31, 1998 was $743.0 million with an average cost of 5.34%. The maximum amount outstanding at any month end was $1.36 billion.

     Advances from the FHLB are made at fixed rates with remaining maturities between one and fifteen years, summarized as follows:

                                                                 MARCH 31,
                                                      --------------------------------
                                                         1999        1998       1997
                                                      ----------    -------    -------
                                                               (IN THOUSANDS)
Less than one year                                    $  126,100    $   700    $    --
Over one year through five years                         865,625     11,550      8,350
Over five years through seven years                      115,000      2,050      4,900
Over seven years through fifteen years                        --         --      1,300
                                                      ----------    -------    -------
                                                      $1,106,725    $14,300    $14,550
                                                      ==========    =======    =======

     Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 12).

     The average cost of FHLB borrowings for the years ended March 31, 1999, 1998 and 1997 was 5.5%, 6.0% and 7.6%, respectively.

     The Company enters into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligations to repurchase are reflected as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the dealer with whom each transaction is executed. The dealers, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to the Company substantially the same securities at the maturities of the agreements. The Company retains the right of substitution of collateral throughout the terms of the agreements.

     At March 31, 1999, all of the outstanding repurchase agreements had original contractual maturities of less than one year and were secured by U.S. Treasury securities. The average balance of repurchase agreements during fiscal 1999 was $7.4 million with an average cost of 5.60%. The maximum amount outstanding at any month end was $110.0 million.

10. BENEFIT PLANS

PENSION PLAN

     The Company has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its full-time employees and certain part-time employees who qualify. The Company makes annual contributions to the Plan equal to the amount necessary to satisfy the funding requirements of ERISA.

     The Company also has a Supplemental Executive Retirement Plan (the "Supplemental Plan"). The Supplemental Plan is a nonqualified, unfunded plan of deferred compensation covering those senior officers of

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Company whose benefits under the Pension Plan would be limited by Internal Revenue Code Sections 415 and 401(a)(17).

     The following table sets forth the Pension Plan's and the Supplemental Plan's (collectively, the "Plan") change in benefit obligation:

                                                                   MARCH 31,
                                                              --------------------
                                                               1999         1998
                                                              -------      -------
                                                                 (IN THOUSANDS)
Benefit obligation at beginning of year                       $31,174      $25,577
Service cost                                                    1,527        1,097
Interest cost                                                   2,352        1,986
Actuarial loss                                                  4,421        3,504
Benefits paid                                                  (1,042)        (990)
                                                              -------      -------
Benefit obligation at end of year                             $38,432      $31,174
                                                              =======      =======

     The following table sets forth the Plan's change in Plan assets:

                                                                   MARCH 31,
                                                              --------------------
                                                               1999         1998
                                                              -------      -------
                                                                 (IN THOUSANDS)
Fair value of Plan assets at beginning of year                $28,305      $24,547
Actual return on Plan assets                                    5,528        4,745
Benefits paid                                                  (1,038)        (987)
                                                              -------      -------
Fair value of Plan assets at end of year                      $32,795      $28,305
                                                              =======      =======
Funded status                                                 $(5,637)     $(2,869)
Unrecognized net asset                                         (1,418)      (1,621)
Unrecognized prior service cost                                   533          557
Unrecognized actuarial loss/(gain)                                978         (337)
                                                              -------      -------
Accrued pension cost at December 31, 1998 and 1997             (5,544)      (4,270)
Net adjustment                                                   (322)        (309)
                                                              -------      -------
Accrued pension cost                                          $(5,866)     $(4,579)
                                                              =======      =======

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net pension expense included the following components:

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Service cost-benefits earned during the period          $ 1,527    $ 1,097    $   924
Interest cost on projected benefit obligation             2,352      1,986      1,818
Expected return on Plan assets                           (2,500)    (2,167)    (2,075)
Amortization of net asset                                  (203)      (202)      (209)
Amortization of prior service cost                           24         24         24
Recognized net actual loss                                   77         33         58
Settlement gain                                              --         --       (344)
                                                        -------    -------    -------
Net pension expense for the years ended December 31,
  1998, 1997 and 1996                                     1,277        771        196
Net adjustment                                               18        172        (63)
                                                        -------    -------    -------
Net pension expense                                     $ 1,295    $   943    $   133
                                                        =======    =======    =======

     At December 31, 1998 and 1997, the projected benefit obligation for the Plan was determined using an assumed discount rate of 6.75% and 7.0%, respectively, and an assumed rate of compensation increase of 4% for the Pension Plan and 7% for the Supplemental Plan. At December 31, 1998 and 1997, the weighted average assumed rate of return on Plan assets was 9%. Plan assets consist mainly of investments in U.S. government and agency obligations, mortgage-backed securities and common stocks.

POSTRETIREMENT BENEFITS

     Effective April 1, 1995, the Company adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions." In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods.

     Status of the postretirement benefit obligation is as follows:

                                                                    MARCH 31,
                                                              ---------------------
                                                               1999          1998
                                                              -------      --------
                                                                 (IN THOUSANDS)
Benefit obligation at beginning of year                       $10,658      $  8,843
Service cost                                                      334           322
Interest cost                                                     610           690
Actuarial (gain)/loss                                          (1,373)        1,303
Benefits paid                                                    (470)         (500)
                                                              -------      --------
Benefit obligation at end of year                             $ 9,759      $ 10,658
                                                              =======      ========
Funded status                                                 $(9,759)     $(10,658)
Unrecognized transition obligation being recognized over 20
  years                                                         4,282         4,549
Unrecognized net loss due to past experience difference from
  assumption made                                               1,225         2,611
Unrecognized prior service cost                                    11            21
                                                              -------      --------
Accrued postretirement benefit cost at December 31, 1998 and
  1997                                                         (4,241)       (3,477)
Net adjustment                                                   (191)         (393)
                                                              -------      --------
Accrued postretirement benefit cost                           $(4,432)     $ (3,870)
                                                              =======      ========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 YEAR ENDED MARCH 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Components of postretirement benefit cost:
  Service cost-benefits earned during the period              $  334    $  322    $  457
  Interest cost on accumulated postretirement benefit
     obligation                                                  610       690       850
  Amortization of net obligation                                 268       267       410
  Amortization of prior service cost                              10        10       147
  Recognized net actuarial loss                                   12       102       127
                                                              ------    ------    ------
Postretirement benefit expense-years ended December 31, 1998
  and 1997                                                     1,234     1,391     1,991
Net adjustment                                                  (190)       --       152
                                                              ------    ------    ------
Net postretirement benefit expense                            $1,044    $1,391    $2,143
                                                              ======    ======    ======

     The assumptions used in arriving at the above include the initial rate of increase in health care costs of 8% decreasing gradually to 6% by the year 2001. At December 31, 1998 and 1997, discount rates of 6.75% and 7.0%, respectively, were used.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by $1.1 million and the aggregate of the service and interest cost components of the net periodic postretirement benefits expense for the year then ended by $123,700.

401(K) PLAN

     The Company also sponsors an incentive savings plan ("401(k) Plan") whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-time employees is in the form of shares held in the ESOP while the contribution for part-time employees remained a cash contribution. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year. Cash contributions to the 401(k) Plan by the Company aggregated approximately $25,000, $577,000 and $508,400 for the years ended March 31, 1999, 1998 and 1997, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

     To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The collateral for the loan is the common stock of the Company purchased by the ESOP. At March 31, 1999, the loan from the Company had an outstanding balance of $96.3 million.

     Shares held by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. Shares allocated will first be used for the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon compensation in the year of allocation. Forfeitures from the 401(k) match portions will be used to reduce the employer 401(k) match while forfeitures from shares allocated to the ESOP participants will be allocated among the participants. There were 281,644 and 0 shares allocated in fiscal 1999

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and 1998, respectively. At March 31, 1999 there were 70,411 shares committed to be released and 5,351,226 shares remain unallocated.

     In accordance with SOP 93-6, the Company recorded compensation expense of $4.3 million and $1.3 million for the year ended March 31, 1999 and 1998, respectively, which was equal to the shares committed to be released by the ESOP multiplied by the average estimated fair value of the common stock during the period in which they were released.

RECOGNITION AND RETENTION PLAN (RRP)

     The 1998 Recognition and Retention Plan ("RRP") was implemented in September 1998. The objective of the RRP is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. The RRP may grant up to 4% of the Common Stock sold in the Conversion, or 2,816,435 shares. The RRP provides that awards may be designated as performance share awards, subject to the achievement of a performance goal, or non-performance share awards which are subject to time vesting requirements. Certain key executive officers were granted performance based shares. These shares become payable only upon the achievement of certain annually-defined corporate performance targets. During fiscal 1999, the RRP purchased all 2,816,435 shares in the open market. On September 25, 1998, (the "anniversary date"), the Board of Directors issued grants covering 2,188,517 shares of stock of which 845,000 were deemed performance based. All stock awards are payable over a five year period at a rate of 20% per year, beginning one year from the anniversary date. Awards become 100% vested upon termination of employment due to death, disability or retirement. In fiscal 1999, 8,000 shares were forfeited. Compensation expense is recognized over the vesting period at the fair value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair value on the measurement date. The Company recorded compensation expense of $3.1 million related to the RRP for the year ended March 31, 1999. The RRP was not in effect for fiscal year 1998.

STOCK OPTION PLAN

     The 1998 Stock Option Plan (the "Option Plan") was implemented in September 1998. The Company has reserved for the future issuance pursuant to the 1998 Stock Option Plan ("Option Plan") 7,041,088 shares of common stock, which is equal to 10% of the common stock sold in the Conversion. Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of the grant. Each stock option or portion thereof shall be exercisable at any time on or after it vests and generally is exercisable until the earlier of ten years after its date of grant or six months after the date in which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. However, all options become 100% exercisable in the event the employee terminates his employment due to death, disability or retirement. However, senior officers of the Company who elect to retire require the approval of the Board of Directors to accelerate vesting of options.

     The Company accounts for stock-based compensation using the intrinsic value method. Since each option granted has an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost has been recognized. The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis assuming that the

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company accounted for stock-based compensation under SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                      1999
                                                     -------
Net Income
  As reported                                        $45,175
  Pro forma                                          $42,980
Earnings per share
As reported
  Basic                                              $  0.67
  Diluted                                            $  0.66
Pro forma
  Basic                                              $  0.63
  Diluted                                            $  0.63

STOCK OPTION ACTIVITY

     The following table sets forth stock option activity and the weighted-average fair value of options granted.

                                             YEAR ENDED
                                           MARCH 31, 1999
                                        ---------------------
                                                     EXERCISE
                                         SHARES       PRICE
                                        ---------    --------
Outstanding, beginning of year                 --
     Granted                            6,101,608    $13.3125
     Exercised                                 --
     Forfeited                             51,600    $13.3125
                                        ---------    --------
Outstanding, end of year                6,050,008    $13.3125
                                        ---------    --------
Options exercisable as of March 31,
  1999                                      5,400
Weighted average fair value of options
  granted                                            $   5.17

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: risk free interest rates of 4.53%, volatility of 37.5%, expected dividend yield of 1.2% and expected life of six years.

11. STOCKHOLDERS' EQUITY

     On December 7, 1998, the Company announced that its Board of Directors authorized an initial stock repurchase plan for up to five percent of the common stock then outstanding or 3,802,187 shares. On January 19, 1999, the Company announced that a second stock repurchase plan was authorized by the Board of Directors for an additional 3,802,187 shares, or approximately five percent of the Company's outstanding common stock before the effect of the initial stock repurchase plan. On March 11, 1999, the Company announced that its Board of Directors authorized a third stock repurchase program of 3,421,968 shares, or five percent, of the Company's outstanding common stock at March 11, 1999.

     Repurchases are authorized to be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant. Repurchased shares will be held as treasury stock and will be available for issuance pursuant to the Company's benefit plans, including the Option Plan, to fund the acquisition of Broad and Statewide and for general corporate purposes. At March 31, 1999, the Company had repurchased 8,169,874 shares of stock at a cost of $126.0 million.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES

     At March 31, 1999 and March 31, 1998, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans on real estate aggregating $224.4 million and $138.6 million, respectively, and other loans aggregating $36.9 million and $18.0 million, respectively. Substantially all of these loans were fixed and adjustable rate residential loans and fixed rate commercial loans that are expected to close during the next twelve months. The difference between the estimated fair value and the estimated book value of commitments and unused lines of credit is not significant.

     The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

                                                     AMOUNT
                                                 --------------
                                                 (IN THOUSANDS)
Year ended March 31:
  2000                                               $1,476
  2001                                                1,473
  2002                                                1,447
  2003                                                1,036
  2004 and thereafter                                 8,384

     The rent expense for the years ended March 31, 1999, 1998 and 1997 was $1.6 million, $1.4 million and $1.1 million, respectively.

     The Bank is a member of the FHLB, and owns FHLB stock with a carrying value of $56,236,300 and $25,756,300 at March 31, 1999 and March 31, 1998,
respectively. As a member, the Bank is able to borrow on a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from six months to fifteen years (see
Note 9). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.

     In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position of the Bank will not be affected materially by the outcome of such legal proceedings and claims.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. INCOME TAXES

     The components of deferred tax assets and liabilities are summarized as follows:

                                                                       MARCH 31,
                                                                  --------------------
                                                                   1999         1998
                                                                  -------      -------
                                                                     (IN THOUSANDS)
Deferred tax assets:
  Securities available for sale                                   $ 2,049      $    --
  Contribution to the Foundation                                   15,979       17,677
  Allowance for loan losses                                        19,644       18,879
  Deferred loan fees                                                3,408        6,007
  Amortization of intangible assets                                 5,706        5,371
  Nonaccrual interest                                                 745          924
  Employee benefits                                                 6,354        4,542
  Other                                                               849          356
                                                                  -------      -------
Gross deferred tax asset                                           54,734       53,756
                                                                  -------      -------
Deferred tax liabilities:
  Securities available-for-sale                                        --        5,203
  Bad debt recapture under Section 593                              1,232        1,850
  Acquisition premium on mortgage-backed and
     mortgage-related securities                                    1,755        1,689
  Acquisition premium on mortgages                                  2,397        3,407
  Depreciation                                                        641          795
  Other                                                               238        4,038
                                                                  -------      -------
Gross deferred tax liabilities                                      6,263       16,982
                                                                  -------      -------
Net deferred tax asset                                            $48,471      $36,774
                                                                  =======      =======

     The Company has reported taxable income for Federal, State and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings trend, such net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at March 31, 1999 and March 31, 1998.

     Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

                                                    YEAR ENDED MARCH 31,
                                               ------------------------------
                                                1999        1998       1997
                                               -------    --------    -------
                                                       (IN THOUSANDS)
Current
  Federal                                      $28,968    $ 18,462    $14,832
  State and local                                1,919       1,957      3,037
                                               -------    --------    -------
                                                30,887      20,419     17,869
                                               -------    --------    -------
Deferred:
  Federal                                       (3,527)    (21,365)    (4,873)
  State and local                                 (919)     (2,536)    (2,264)
                                               -------    --------    -------
                                                (4,446)    (23,901)    (7,137)
                                               -------    --------    -------
Total                                          $26,441    $ (3,482)   $10,732
                                               =======    ========    =======

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The table below presents a reconciliation between the reported tax provision (benefit) and the tax provision (benefit) computed by applying the statutory Federal income tax rate to income (loss) before provision (benefit) for income taxes:

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Federal income tax provision (benefit) at
  statutory rates                               $25,066    $(4,703)   $ 9,769
Increase(reduction) in tax resulting from:
  State and Local taxes, net of federal income
     tax effect                                     650       (376)       502
  Other                                             725      1,597        461
                                                -------    -------    -------
                                                $26,441    $(3,482)   $10,732
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

     The 1996 Federal tax legislation also provided that a large thrift institution such as the Company is required to recapture the excess of its tax bad debt reserves at December 31, 1995 over the balance of such reserves as of December 31, 1987 (the "base year"), whether the additions were made under the percentage of taxable income method or the experience method. The Company is required to recapture its excess bad debt reserves, for which deferred taxes have been recognized, over a six year period on a straight line basis beginning in 1998. The base year reserve will remain subject to recapture in the case of certain excess distributions to and redemptions of shareholders or if the subsidiary ceases to be a bank. The New York State legislation provides that the recapture of excess bad debt reserves is not required for either New York State or New York City tax purposes.

     At March 31, 1999, the base year bad debt reserve for federal income tax purposes was approximately $30 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of March 31, 1999 for which deferred taxes are not required to be recognized, amounted to approximately $93 million. Accordingly, deferred tax liabilities of approximately $22 million have not been recognized as of March 31, 1999.

14. REGULATORY REQUIREMENT

     As a New York State-chartered stock form savings bank, the deposits of which are insured by the FDIC, the Bank is subject to certain FDIC capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Based on its regulatory capital ratios at March 31, 1999 and March 31, 1998, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the following table.

     The Bank's actual capital amounts and ratios are presented in the tables below as of March 31, 1999 and March 31, 1998:

                                                                                       TO BE WELL-CAPITALIZED
                                                              FOR CAPITAL ADEQUACY      UNDER FDIC GUIDELINES
                                     ACTUALS AS OF 3/31/99     PURPOSES AT 3/31/99           AT 3/31/99
                                     ---------------------    ---------------------    -----------------------
                                       AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT        RATIO
                                     ----------    -------    ----------    -------    -----------    --------
Tier 1 Leverage                       $674,365      12.85%     $209,880       4.00%     $262,350        5.00%
Tier 1 Risk-Based                      674,365      17.73%      152,184       4.00%      228,276        6.00%
Total Risk-Based                       723,938      19.03%      304,368       8.00%      380,460       10.00%

                                                                                       TO BE WELL-CAPITALIZED
                                                              FOR CAPITAL ADEQUACY      UNDER FDIC GUIDELINES
                                     ACTUALS AS OF 3/31/98     PURPOSES AT 3/31/98           AT 3/31/98
                                     ---------------------    ---------------------    -----------------------
                                       AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT        RATIO
                                     ----------    -------    ----------    -------    -----------    --------
Tier 1 Leverage                       $622,827      11.16%     $223,139       4.00%     $278,924        5.00%
Tier 1 Risk-Based                      622,827      22.25%      111,991       4.00%      167,987        6.00%
Total Risk-Based                       657,841      23.50%      223,982       8.00%      279,978       10.00%

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 requirements exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The book values and estimated fair values of the Company's financial instruments are summarized as follows:

                                             MARCH 31, 1999                  MARCH 31, 1998
                                        ------------------------        ------------------------
                                           BOOK          FAIR              BOOK          FAIR
                                          VALUE         VALUE             VALUE         VALUE
                                        ----------    ----------        ----------    ----------
                                                             (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and due from banks                 $   70,811    $   70,811        $  747,868    $  747,868
Commercial paper                            37,290        37,290            37,676        37,676
Federal funds sold                         171,784       171,784            71,707        71,707
Securities available-for-sale            1,521,628     1,521,628         1,366,682     1,366,682
Mortgage loans on real estate            2,937,507     2,926,030         2,288,572     2,284,688
Other loans                                579,837       580,295           502,856       502,224
Accrued interest receivable                 30,575        30,575            24,395        24,395
FHLB stock                                  56,236        56,236            25,756        25,756
FINANCIAL LIABILITIES:
Deposits                                 1,626,462     1,626,462         1,671,175     1,671,175
Time deposit accounts                    1,820,902     1,835,167         1,722,625     1,732,361
Borrowings                               1,118,364     1,112,374           717,841       718,472
Escrow and other deposits                   61,003        61,003            45,868        45,868

     The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

     The carrying values of cash and due from banks, commercial paper, Federal funds sold, accrued interest receivable, deposits and escrow and other deposits all approximate their fair values primarily due to their liquidity and short-term nature.

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

     Other loans: The co-op loan portfolio was priced using the same methodology as the mortgage loans on real estate. The fair value of the remaining components of other loans has been estimated to approximate its carrying value. This is based on the short-term duration of these loans or the fact that the majority of these loans reprice frequently.

     FHLB stock: Carrying amount approximates fair value because it is redeemable at cost, with the issuer only.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

fair value of borrowings as a result of securities lending transactions, which are short term durations, were assumed to approximate their carrying value.

16. ASSET AND DIVIDEND RESTRICTIONS

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The required reserve balance was $1.3 million at March 31, 1999 and 1998.

     Limitations exist on the availability of the Bank's undistributed earnings for the payment of dividends to the Company without prior approval of the Bank's regulatory authorities.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                               YEAR ENDED MARCH 31, 1999
                                                --------------------------------------------------------
                                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                -----------    -----------    -----------    -----------
                                                                     (IN THOUSANDS)
Interest income                                   $79,522        $81,575        $85,950        $89,368
Interest expense                                   38,240         39,730         43,484         45,767
                                                  -------        -------        -------        -------
Net interest income                                41,282         41,845         42,466         43,601
Provision for loan losses                           2,332          2,325          3,107          2,934
                                                  -------        -------        -------        -------
Net interest income after provision for loan
  losses                                           38,950         39,520         39,359         40,667
Non-interest income                                 2,770          2,616          2,715          3,222
                                                  -------        -------        -------        -------
Total income                                       41,720         42,136         42,074         43,889
                                                  -------        -------        -------        -------
General and administrative expense                 21,217         23,148         22,947         22,262
Amortization of intangible assets                   2,164          2,155          2,155          2,155
                                                  -------        -------        -------        -------
Income before provision for income taxes           18,339         16,833         16,972         19,472
Provision for income taxes                          7,430          6,314          5,509          7,188
                                                  -------        -------        -------        -------
Net income                                        $10,909        $10,519        $11,463        $12,284
                                                  =======        =======        =======        =======
Basic earnings per common share                   $  0.15        $  0.15        $  0.17        $  0.20
                                                  =======        =======        =======        =======
Diluted earnings per common share                 $  0.15        $  0.15        $  0.17        $  0.20
                                                  =======        =======        =======        =======
Dividend declared per common share                $    --        $    --        $  0.03        $  0.03
                                                  =======        =======        =======        =======
Stock price per common share
     High                                         $19.125        $17.313        $16.000        $16.375
                                                  =======        =======        =======        =======
     Low                                          $14.938        $11.000        $11.906        $12.875
                                                  =======        =======        =======        =======
     Close                                        $17.000        $14.063        $15.938        $12.875
                                                  =======        =======        =======        =======

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               YEAR ENDED MARCH 31, 1998
                                                --------------------------------------------------------
                                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                -----------    -----------    -----------    -----------
                                                                     (IN THOUSANDS)
Interest income                                   $66,591        $69,011        $67,208       $ 90,233
Interest expense                                   35,680         36,754         36,270         52,239
                                                  -------        -------        -------       --------
Net interest income                                30,911         32,257         30,938         37,994
Provision for loan losses                           2,230          3,123          2,327          2,331
                                                  -------        -------        -------       --------
Net interest income after provision for loan
  losses                                           28,681         29,134         28,611         35,663
Non-interest income                                 2,183       __ 2,243          2,670          3,252
                                                  -------        -------        -------       --------
Total income                                       30,864         31,377         31,281         38,915
                                                  -------        -------        -------       --------
General and administrative expense                 18,606         19,370         18,958         23,778
Amortization of intangible assets                   2,232          2,170          2,170          2,169
Contribution to Independence Community
  Foundation                                           --             --             --         56,422
                                                  -------        -------        -------       --------
Income (loss) before provision (benefit) for
  income taxes                                     10,026          9,837         10,153        (43,454)
Provision (benefit) for income taxes                2,956          3,344          2,708        (12,490)
                                                  -------        -------        -------       --------
Net income (loss)                                 $ 7,070        $ 6,493        $ 7,445       $(30,964)
                                                  =======        =======        =======       ========
Basic earnings (loss) per common share                N/A            N/A            N/A       $  (0.52)
                                                  =======        =======        =======       ========
Diluted earnings (loss) per common share              N/A            N/A            N/A       $  (0.52)
                                                  =======        =======        =======       ========
Stock price per common share
     High                                             N/A            N/A            N/A       $ 18.188
                                                  =======        =======        =======       ========
     Low                                              N/A            N/A            N/A       $ 17.875
                                                  =======        =======        =======       ========
     Close                                            N/A            N/A            N/A       $ 17.875
                                                  =======        =======        =======       ========

18. PARENT COMPANY DISCLOSURE

     The following Condensed Statement of Financial Condition, as of March 31, 1999 and 1998 and Condensed Statement of Operations and Cash Flows for the years ended March 31, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                              MARCH 31, 1999    MARCH 31, 1998
                                                              --------------    --------------
                                                                       (IN THOUSANDS)
ASSETS:
Cash and cash equivalents                                        $ 55,802          $236,805
Securities available for sale                                      34,351                --
Investment in subsidiaries                                        721,460           684,816
Net deferred tax asset                                             13,853            17,677
Other assets                                                        3,668            12,268
                                                                 --------          --------
          Total assets                                           $829,134          $951,566
                                                                 ========          ========
LIABILITIES:
Accrued expenses and other liabilities                           $  4,172          $  2,442
                                                                 --------          --------
          Total liabilities                                         4,172             2,442
Stockholders' equity                                              824,962           949,124
                                                                 --------          --------
Total liabilities and stockholders' equity                       $829,134          $951,566
                                                                 ========          ========

CONDENSED STATEMENT OF OPERATIONS

                                                              MARCH 31, 1999    MARCH 31, 1998
                                                              --------------    --------------
                                                                       (IN THOUSANDS)
Interest income                                                  $ 3,235           $     --
Net gain on sales of securities                                      346                 --
                                                                 -------           --------
                                                                   3,581                 --
                                                                 -------           --------
Expenses:
  Contribution to the Foundation                                      --             56,422
  Shareholder expense                                                712                200
  Other expense                                                      500                 --
                                                                 -------           --------
                                                                   1,212             56,622
                                                                 -------           --------
Income (loss) before income taxes and undistributed earnings
  of subsidiaries                                                  2,369            (56,622)
Provision (benefit) for income taxes, net                            150            (19,581)
                                                                 -------           --------
Income (loss) before undistributed earnings of subsidiaries        2,219            (37,041)
Equity in undistributed earnings of subsidiaries                  42,956               (417)
                                                                 -------           --------
     Net income (loss)                                           $45,175           $(37,458)
                                                                 =======           ========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONDENSED STATEMENT OF CASH FLOWS

                                                              MARCH 31, 1999    MARCH 31, 1998
                                                              --------------    --------------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)                                               $  45,175         $ (37,458)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Contribution of stock to the Foundation                              --            56,272
  Decrease (increase) in deferred income taxes                      3,824           (17,677)
  Decrease (increase) in other assets                               8,600           (12,268)
  Increase in other liabilities                                     1,730             2,442
  Amortization of unearned compensation of ESOP and RRP             7,377             1,253
  Undistributed earnings of subsidiaries                          (42,956)              417
  Other, net                                                         (783)               --
                                                                ---------         ---------
          Net cash provided by (used in) operating
            activities                                             22,967            (7,019)
                                                                ---------         ---------
Cash flows from investing activities:
  (Increase) in investment in subsidiaries                             --          (343,052)
  Purchase of securities available for sale                      (209,037)               --
  Proceeds on sales of securities                                 173,259                --
                                                                ---------         ---------
          Net cash used in investing activities                   (35,778)         (343,052)
                                                                ---------         ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock in initial
     public offering                                                   --           685,748
  Loan made to ESOP                                                    --           (98,872)
  Repurchase of common stock                                     (125,993)               --
  Purchase of shares for RRP                                      (38,167)               --
  Dividends paid                                                   (4,032)               --
                                                                ---------         ---------
          Net cash (used in) provided by financing
            activities                                           (168,192)          586,876
                                                                ---------         ---------
          Net (decrease) increase in cash and cash
            equivalents                                          (181,003)          236,805
          Cash and cash equivalents at beginning of year          236,805                --
                                                                ---------         ---------
          Cash and cash equivalents at end of year              $  55,802         $ 236,805
                                                                =========         =========

19. SUBSEQUENT EVENTS

     On April 13, 1999, the Company announced that it had signed a definitive agreement to acquire Statewide. Pursuant to the agreement, the Company will acquire Statewide, a New Jersey savings and loan holding company headquartered in Jersey City, New Jersey, in a transaction valued at the time of execution of the agreement at $25.25 per Statewide share. Upon completion of the acquisition, Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A., will merge into the Bank. See Note 2 -- Acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from pages 2 to 6 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on July 23, 1999, which was filed with the SEC on June 22, 1999 ("Definitive Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from pages 10 to 17 of the Definitive Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from pages 7 to 9 of the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from page 18 of the Definitive Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Report

     (1) The following financial statements are incorporated by reference from
Item 8 hereof:

     Report of Independent Auditors

     Consolidated Statements of Financial Condition as of March 31, 1999 and
1998.

     Consolidated Statements of Operations for the Years Ended March 31, 1999, 1998 and 1997.

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997.

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

EXHIBIT INDEX

 3.1*   Certificate of Incorporation of Independence Community Bank
        Corp.
 3.2*   Bylaws of Independence Community Bank Corp.
 4.0*   Specimen Stock Certificate of Independence Community Bank
        Corp.
10.1*   Form of Change of Control Agreement to be entered into among
        Independence Community Bank Corp., Independence Community
        Bank and certain senior executive officers of the Company
        and the Bank.
10.2*   Form of Change in Control Agreement to be entered into
        between Independence Community Bank and certain officers
        thereof.
10.3*   Form of Change of Control Agreement to be entered into among
        Independence Community Bank Corp., Independence Community
        Bank and certain executive officers of the Company and the
        Bank.
10.4*   Form of Change of Control Agreement to be entered into
        between Independence Community Bank and certain executive
        officers thereof.
10.5    Independence Community Bank Severance Plan.
10.6**  1998 Stock Option Plan.
10.7**  1998 Recognition and Retention Plan and Trust Agreement.
11.0    Statement re computation of per share earnings -- Reference is made to Item 8. "Financial Statements and Supplementary
        Data" for the required information.
21.0    Subsidiaries of the Registrant -- Reference is made to Item
        2. "Business" for the required information.
23.1    Consent of Ernst & Young LLP
27.0    Financial Data Schedule

 (*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-30757) filed by the Company with the SEC on July 3, 1997.

(**) Incorporated herein by reference from the Company's definitive proxy statements filed by the Company with the SEC on August 17, 1998.

     (b) Reports on Form 8-K

         The following report on Form 8-K was filed during the fourth quarter of fiscal 1999.

DATE                                    ITEM AND DESCRIPTION
----                                    --------------------
                        5 -- Proposed acquisition of Broad National
February 1, 1999        Bancorporation.

     (c) The exhibits listed under (a)(3) of this Item 14 are filed herewith.

     (d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independence Community Bank Corp.

/s/ CHARLES J. HAMM                                               Date:  June 24, 1999
--------------------------------------------------------                  ----------------------------------
     Charles J. Hamm
     Chairman of the Board, President and Chief
     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

                          NAME                                               DATE
                          ----                                               ----
/s/ CHARLES J. HAMM                                                     June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Charles J. Hamm
     Chairman of the Board, President and
     Chief Executive Officer

/s/ JOSEPH S. MORGANO                                                   June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Joseph S. Morgano
     Executive Vice President, Mortgage
     Officer and Director

/s/ JOHN B. ZURELL                                                      June 24, 1999
--------------------------------------------------------  ------------------------------------------
     John B. Zurell
     Executive Vice President and
     Chief Financial Officer

/s/ WILLARD N. ARCHIE                                                   June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Willard N. Archie
     Director

/s/ ROBERT B. CATELL                                                    June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Robert B. Catell
     Director

/s/ ROHIT M. DESAI                                                      June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Rohit M. Desai
     Director

/s/ CHAIM Y. EDELSTEIN                                                  June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Chaim Y. Edelstein
     Director

/s/ DONALD H. ELLIOTT                                                   June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Donald H. Elliott
     Director

                          NAME                                               DATE
                          ----                                               ----
/s/ ROBERT W. GELFMAN                                                   June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Robert W. Gelfman
Director

/s/ SCOTT M. HAND                                                       June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Scott M. Hand
     Director

/s/ DONALD E. KOLOWSKY                                                  June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Donald E. Kolowsky
     Director

/s/
--------------------------------------------------------  ------------------------------------------
     Janine Luke
     Director

/s/ MALCOLM MACKAY                                                      June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Malcolm MacKay
     Director

/s/ WESLEY D. RATCLIFF                                                  June 24, 1999
--------------------------------------------------------  ------------------------------------------
     Wesley D. Ratcliff
     Director

                                 EXHIBIT INDEX

 3.1*   Certificate of Incorporation of Independence Community Bank
        Corp.
 3.2*   Bylaws of Independence Community Bank Corp.
 4.0*   Specimen Stock Certificate of Independence Community Bank
        Corp.
10.1*   Form of Change of Control Agreement to be entered into among
        Independence Community Bank Corp., Independence Community
        Bank and certain senior executive officers of the Company
        and the Bank.
10.2*   Form of Change in Control Agreement to be entered into
        between Independence Community Bank and certain officers
        thereof.
10.3*   Form of Change of Control Agreement to be entered into among
        Independence Community Bank Corp., Independence Community
        Bank and certain executive officers of the Company and the
        Bank.
10.4*   Form of Change of Control Agreement to be entered into
        between Independence Community Bank and certain executive
        officers thereof.
10.5    Independence Community Bank Severance Plan.
10.6**  1998 Stock Option Plan.
10.7**  1998 Recognition and Retention Plan and Trust Agreement.
11.0    Statement re computation of per share earnings -- Reference is made to Item 8. "Financial Statements and Supplementary
        Data" for the required information.
21.0    Subsidiaries of the Registrant -- Reference is made to Item
        2. "Business" for the required information.
23.1    Consent of Ernst & Young LLP
27.0    Financial Data Schedule

 (*) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-30757) filed by the Company with the SEC on July 3, 1997.

(**) Incorporated herein by reference from the Company's definitive proxy statements filed by the Company with the SEC on August 17, 1998.