Form 10-Q
period 1999-06-30
INDEPENDENCE COMMUNITY BANK CORP
filed 1999-08-12
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                         Commission File Number 0-23229
                        INDEPENDENCE COMMUNITY BANK CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3387931
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         195 Montague Street
         Brooklyn, New York                                        11201
(Address of principal executive office)                          (Zip Code)


                                 (718) 722-5300
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At August 9, 1999, the registrant had 68,030,486 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.


Table of Contents                                                       PAGE
--------------------------------------------------------------       ----------
Part I               Financial Information

            Item 1   Financial Statements

                     Consolidated Statements of Condition                 3
                     as of June 30, 1999 (unaudited)
                     and March 31, 1999

                     Consolidated Statements of Income for                4
                     the three months ended
                     June 30, 1999 and 1998 (unaudited)

                     Consolidated Statements of Changes in                5
                     Stockholders' Equity for the three months
                     ended June 30, 1999 and 1998 (unaudited)

                     Consolidated Statements of Cash Flows                6
                     for the three months ended
                     June 30, 1999 and 1998(unaudited)

                     Notes to Consolidated Financial                      7
                     Statements (unaudited)

            Item 2   Management's Discussion and Analysis                 16
                     of Financial Condition and Results of
                     Operations

            Item 3   Quantitative and Qualitative Disclosures             28
                     About Market Risk

Part II              Other Information

            Item 1   Legal Proceedings                                    29

            Item 2   Changes in Securities and Use of Proceeds            29

            Item 3   Defaults upon Senior Securities                      29

            Item 4   Submission of Matters to a Vote of                   29
                     Security Holders

            Item 5   Other Information                                    29

            Item 6   Exhibits and Reports on Form 8-K                     29

Signatures                                                                30

                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)

                                                                        JUNE 30,          MARCH 31,
                                                                          1999              1999
                                                                      -----------        -----------
                                                                      (Unaudited)
ASSETS:
Cash and due from banks                                               $   191,404        $    70,811
Commercial paper                                                           61,314             37,290
Federal funds sold                                                        107,600            171,784
                                                                      -----------        -----------
         Total cash and cash equivalents                                  360,318            279,885
                                                                      -----------        -----------

Securities available-for-sale:
  Investment securities                                                   260,317            331,795
  Mortgage-backed and mortgage-related securities                         857,425          1,189,833
                                                                      -----------        -----------
         Total securities available for sale                            1,117,742          1,521,628
                                                                      -----------        -----------

Mortgage loans on real estate                                           3,154,405          2,926,978
Other loans                                                               617,524            579,503
                                                                      -----------        -----------
         Total loans                                                    3,771,929          3,506,481
Less: Allowance for possible loan losses                                   49,423             46,823
                                                                      -----------        -----------
         Total loans, net                                               3,722,506          3,459,658
                                                                      -----------        -----------

Premises, furniture and equipment, net                                     68,482             68,595
Accrued interest receivable                                                26,166             30,575
Intangible assets, net                                                     45,089             47,244
Other assets                                                              160,176            129,393
                                                                      -----------        -----------
         Total assets                                                 $ 5,500,479        $ 5,536,978
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                              $ 3,437,162        $ 3,447,364
Borrowings                                                              1,118,279          1,118,364
Escrow and other deposits                                                  46,053             61,003
Accrued expenses and other liabilities                                    127,210             85,285
                                                                      -----------        -----------
         Total liabilities                                              4,728,704          4,712,016
                                                                      -----------        -----------

Stockholders' equity
  Common stock: $.01 par value: 125,000,000
   shares authorized, 76,043,750 shares issued;
   64,554,908 shares and 67,873,876 shares
   outstanding at June 30, 1999 and
   March 31, 1999, respectively                                               760                760
  Additional paid-in-capital                                              738,624            739,090
  Treasury stock at cost: 11,488,842 shares
   and 8,169,874 shares at June 30, 1999 and
   March 31, 1999, respectively                                          (170,738)          (125,993)
  Unallocated common stock held by ESOP                                   (91,457)           (92,693)
  Unearned common stock held by RRP                                       (32,467)           (33,918)
  Retained earnings-substantially restricted                              346,589            340,019
  Accumulated other comprehensive income:
    Net unrealized loss on securities available-
      for-sale, net of tax                                                (19,536)            (2,303)
                                                                      -----------        -----------
         Total stockholders' equity                                       771,775            824,962
                                                                      -----------        -----------
         Total liabilities and stockholders' equity                   $ 5,500,479        $ 5,536,978
                                                                      ===========        ===========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                               ------------------------
                                                 1999            1998
                                               --------        --------
INTEREST INCOME:
  Mortgage loans on real estate                $ 55,836        $ 45,439
  Other loans                                    10,529           9,641
  Investment securities                           3,645          12,542
  Mortgage-backed and mortgage-related
    securities                                   17,495           2,153
  Other                                           4,064           9,747
                                               --------        --------
    Total interest income                        91,569          79,522
                                               --------        --------

INTEREST EXPENSE:
  Deposits                                       32,370          33,715
  Borrowings                                     15,062           4,525
                                               --------        --------
    Total interest expense                       47,432          38,240
                                               --------        --------
Net interest income                              44,137          41,282
Provision for loan losses                         2,629           2,332
                                               --------        --------
  Net interest income after
      provision for loan losses                  41,508          38,950

NON-INTEREST INCOME:
  Net (loss) gain on sales of loans
    and securities                               (2,169)             18
  Service fees                                    2,188           1,264
  Other                                           1,870           1,488
                                               --------        --------
         Total non-interest income                1,889           2,770
                                               --------        --------

NON-INTEREST EXPENSE:
  Compensation and employee benefits             10,358           9,285
  Occupancy costs                                 3,402           3,400
  Data processing fees                            1,703           2,963
  Advertising                                     1,415           1,129
  FDIC insurance premiums                           282             299
  Amortization of intangible assets               2,155           2,164
  Other                                           5,090           4,141
                                               --------        --------
         Total non-interest expense              24,405          23,381
                                               --------        --------

Income before provision for income taxes         18,992          18,339
Provision for income taxes                        6,994           7,430
                                               --------        --------
Net income                                     $ 11,998        $ 10,909
                                               ========        ========

Basic earnings per share                       $   0.21        $   0.15
                                               ========        ========

Diluted earnings per share                     $   0.21        $   0.15
                                               ========        ========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)



                                                                 Additional               Unallocated     Unearned
                                                      Common      Paid in     Treasury    Common Stock   Common Stock
                                                       Stock      Capital       Stock     Held by ESOP   Held by RRP
                                                     ---------   ----------   ----------  ------------   ------------
Balance-March 31,1999                                $     760   $ 739,090    $(125,993)   $ (92,693)    $ (33,918)
Comprehensive income:
   Net income for the three months ended
     June 30, 1999                                          --          --           --           --            --
   Other comprehensive income, net of tax benefit
     of $15.1 million
   Change in net unrealized losses on
     securities available-for-sale, net of tax              --          --           --           --            --
   Less: reclassification adjustment of
     net losses realized in net income, net of tax          --          --           --           --            --
                                                     ---------   ---------    ---------    ---------     ---------
Comprehensive income                                        --          --           --           --            --
Repurchase of common stock (3,318,968 shares)               --          --      (44,745)          --            --
Dividends declared                                          --          --           --           --            --
ESOP shares committed to be released                        --        (308)          --        1,236            --
Amortization of earned portion of Recognition
 and Retention Plan                                         --        (158)          --           --         1,451
                                                     ---------   ---------    ---------    ---------     ---------
Balance-June 30, 1999                                $     760   $ 738,624    $(170,738)   $ (91,457)    $ (32,467)
                                                     =========   =========    =========    =========     =========


Balance-March 31, 1998                               $     760   $ 741,277    $      --    $ (97,636)    $      --
Comprehensive income:
  Net income for the three months ended
    June 30, 1998                                           --          --           --           --            --
  Other comprehensive income, net of tax of $256
  Change in net unrealized gains on securities
    available-for-sale, net of reclassification
    adjustment of $0                                        --          --           --           --            --
                                                     ---------   ---------    ---------    ---------     ---------
Comprehensive income                                        --          --           --           --            --
ESOP shares committed to be released                        --          (9)          --        1,236            --
Other conversion related costs                              --        (317)          --           --            --
                                                     ---------   ---------    ---------    ---------     ---------
Balance-June 30, 1998                                $     760   $ 740,951    $      --    $ (96,400)    $      --
                                                     =========   =========    =========    =========     =========

                                                                  Accumulated
                                                                     Other
                                                     Retained    Comprehensive
                                                     Earnings        Income       Total
                                                     ---------   -------------  ---------
Balance-March 31,1999                                $ 340,019     $  (2,303)   $ 824,962
Comprehensive income:
   Net income for the three months ended
     June 30, 1999                                      11,998            --       11,998
   Other comprehensive income, net of tax benefit
     of $15.1 million
   Change in net unrealized losses on
     securities available-for-sale, net of tax              --       (14,485)     (14,485)
   Less: reclassification adjustment of
     net losses realized in net income, net of tax          --        (2,748)      (2,748)
                                                     ---------     ---------    ---------
Comprehensive income                                    11,998       (17,233)      (5,235)
Repurchase of common stock (3,318,968 shares)               --            --      (44,745)
Dividends declared                                      (5,428)           --       (5,428)
ESOP shares committed to be released                        --            --          928
Amortization of earned portion of Recognition
 and Retention Plan                                         --            --        1,293
                                                     ---------     ---------    ---------
Balance-June 30, 1999                                $ 346,589     $ (19,536)   $ 771,775
                                                     =========     =========    =========


Balance-March 31, 1998                               $ 298,876     $   5,847    $ 949,124
Comprehensive income:
  Net income for the three months ended
    June 30, 1998                                       10,909            --       10,909
  Other comprehensive income, net of tax of $256
  Change in net unrealized gains on securities
    available-for-sale, net of reclassification
    adjustment of $0                                        --          (324)        (324)
                                                     ---------     ---------    ---------
Comprehensive income                                    10,909          (324)      10,585
ESOP shares committed to be released                        --            --        1,227
Other conversion related costs                              --            --         (317)
                                                     ---------     ---------    ---------
Balance-June 30, 1998                                $ 309,785     $   5,523    $ 960,619
                                                     =========     =========    =========



See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                   --------------------------
                                                                      1999             1998
                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                       $  11,998        $  10,909
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Provision for loan losses                                            2,629            2,332
  Net loss (gain) on sale of loans and securities                      2,169              (18)
  Amortization of deferred income and premiums                          (543)          (1,666)
  Amortization of intangibles                                          2,155            2,164
  Depreciation and amortization                                        2,001            1,787
  Deferred income tax benefit                                         (1,851)          (2,720)
  Amortization of unearned compensation of
    ESOP and RRP                                                       2,221               --
  Decrease (increase) in accrued interest receivable                   4,409           (1,290)
  (Increase) decrease in accounts receivable-securities
   transactions                                                       (3,460)          13,906
  Increase (decrease)in accrued expenses and other
   liabilities                                                        41,925           (6,298)
  Other, net                                                         (11,055)          12,263
                                                                   ---------        ---------
  Net cash provided by operating activities                           52,598           31,369
                                                                   ---------        ---------

CASH FLOW FROM INVESTING ACTIVITIES:

  Loan originations and purchases                                   (462,662)        (254,608)
  Principal payments on loans                                        195,135          120,715
  Proceeds from sale of loans                                          1,274           14,263
  Proceeds from sale of securities available-for-sale                376,967          158,410
  Proceeds from maturities of securities
   available-for-sale                                                 65,000          555,158
  Principal collected on securities
    available-for-sale                                                74,288           19,432
  Purchases of securities available-for-sale                        (144,869)        (527,662)
  Net additions to premises, furniture and equipment                  (1,888)          (2,889)
                                                                   ---------        ---------
  Net cash provided by investing activities                          103,245           82,819
                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in demand and savings deposits              28,319          (92,632)
  Net decrease in time deposits                                      (38,521)         (20,804)
  Net decrease in borrowings                                             (85)        (318,374)
  Net decrease in escrow and other deposits                          (14,950)         (10,227)
  Repurchase of common stock                                         (44,745)              --
  Dividends paid                                                      (5,428)              --
                                                                   ---------        ---------
  Net cash used in financing activities                              (75,410)        (442,037)
                                                                   ---------        ---------
  Net increase (decrease) in cash and cash equivalents                80,433         (327,849)
  Cash and cash equivalents at beginning of period                   279,885          857,251
                                                                   ---------        ---------
  Cash and cash equivalents at end of period                       $ 360,318        $ 529,402
                                                                   =========        =========

SUPPLEMENTAL INFORMATION
  Income taxes paid                                                $   1,255        $  10,302
                                                                   =========        =========
  Interest paid                                                    $  44,967        $  38,207
                                                                   =========        =========

See accompanying notes to consolidated financial statements

                        INDEPENDENCE COMMUNITY BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         As part of the conversion, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS"). The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market.

         As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the "Foundation") and donated 5,632,870 shares of common stock of the Company valued at the time of its contribution at $56.3 million. The Foundation was established in order to further the Company's and the Bank's commitment to the communities that they serve.

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

         The Board of Directors declared the Company's fourth consecutive quarterly cash dividend on June 25, 1999. The dividend amounted to $0.05 per share of common stock and is payable on August 24, 1999 to shareholders of record on July 29, 1999.

         On May 27, 1999 the Company announced that its Board of Directors authorized a fourth stock purchase plan for up to five percent of common shares outstanding or 3,250,870 shares. As of June 30, 1999, 11,488,842 shares had been purchased at a cost of $170.7 million pursuant to the Company's four publicly announced repurchase programs.

         The purchased shares will be held as treasury stock and will be utilized to partially fund acquisitions (see Note 2 - Acquisitions) as well the Company's benefit plans, in particular, the 1998 Stock Option Plan, ("Option Plan") and for general corporate purposes.

2. ACQUISITIONS

         The Company successfully completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National") with and into the Bank, all effective as of July 31, 1999.

         Under the terms of the Agreement and Plan of Merger between Independence and Broad dated February 1, 1999 (the "Agreement"), the merger consideration was to consist of approximately 50% Independence common stock and approximately 50% cash. As a result of the recently completed election procedures and in accordance with the terms of a formula set forth in the Agreement, each Broad stockholder who submitted a valid election for stock consideration will receive 1.9859 shares of Independence common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and each Broad stockholder who submitted a valid election for cash consideration will receive $26.50 per share of Broad common stock except that Broad stockholders who elected to receive cash as any portion of their consideration for their Broad shares will receive a portion of such consideration in the form of Independence common stock (the "Consideration Adjustment") in accordance with the terms of the Agreement. To the extent that certain Broad stockholders may have elected to receive some combination of stock and cash consideration in exchange for their shares of Broad common stock, such individuals will receive the entire portion of their stock election in the form of 1.9859 shares of Independence common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and the cash portion of their election will be subject to the Consideration Adjustment described above. The remaining shares of Broad common stock for which a valid election was not submitted have been converted into the right to receive 1.9859 shares of Independence common stock for each share of Broad common stock, plus cash in lieu of any fractional shares. The Broad transaction has an aggregate value of approximately $132 million assuming an acquisition value of $26.50 per share of Broad common stock.

         The acquisition is being accounted for as a purchase. As a result of the acquisition, the Company has assets in excess of $6.1 billion, deposits of approximately $4.0 billion and operates 50 banking offices located in the greater New York Metropolitan area, which includes the five counties of New York City and Nassau County that are served by the Bank and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex which were formerly served by Broad National.

         On April 13, 1999, the Company announced that it had signed a definitive agreement to acquire Statewide Financial Corp.("Statewide"). Pursuant to the agreement, the Company will acquire Statewide, in a transaction valued at the time of execution of the definitive agreement at $25.25 per Statewide share. Upon completion of the acquisition, Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A., a New Jersey-chartered savings and loan association which operates 16 branches in Bergen, Hudson and Union Counties, will merge with and into the Bank. Based upon Statewide's public filings, at March 31, 1999, Statewide had assets totaling $744.2 million, deposits totaling $441.4 million and stockholders' equity of $58.9 million.

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

         Concurrent with the execution of the agreement, Statewide granted an option to the Company to purchase up to 19.9% of Statewide's common shares then outstanding under certain circumstances.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report to shareholders for the year ended March 31, 1999.

         Business

         The Company's principal business is conducted through the Bank which is a traditional, full-service, community-oriented savings bank headquartered in Brooklyn, New York. The Bank operates 50 banking offices located in the greater New York Metropolitan area, which includes the five counties of New York City and Nassau County that are served by the Bank and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex which were formerly served by Broad National. The Bank's deposits are insured by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation ("FDIC"), which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

4. EARNINGS PER SHARE.

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement

(the "RRP") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 58,006,504 shares for the quarter ended June 30, 1999 compared to 70,482,065 shares for the quarter ended June 30, 1998.

5. BENEFIT PLANS

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

         Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants will become 100% vested in the ESOP after three years of service. Compensation expense related to the 70,411 shares committed to be released during the first quarter of fiscal 2000 was $0.9 million. At June 30, 1999, 281,644 shares were allocated to participant accounts and 70,411 shares were committed for release.

         Recognition and Retention Plan

         The 1998 Recognition and Retention Plan ("RRP") was implemented in September 1998. The RRP may grant up to 4% of the common stock sold in the Conversion, or 2,816,435 shares. The RRP provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject to time vesting requirements. Certain key executive officers were granted performance based-shares. These shares become payable only upon the achievement of certain annually-defined corporate performance targets. During fiscal 1999, the RRP purchased all 2,816,435 shares in the open market. On September 25, 1998, (the "anniversary date"), the Board of Directors issued grants covering 2,188,517 shares of stock of which 844,9310 were deemed performance based. All stock awards are payable over a five-year period at a rate of 20% per year, beginning one year from the anniversary date. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. Compensation expense is recognized over the vesting period at the fair value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair value on the measurement date. The Company recorded compensation expense of $1.3 million related to the RRP for the three months ended June 30, 1999.

         Option Plan

         The Option Plan was implemented in September 1998. The Option Plan may grant up to 10% of the common stock sold in the conversion, or 7,041,088 shares, to officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "anniversary date"), the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from the anniversary date. The option exercise price of $13.3125 per share was the fair market value of the Company's common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after it vests and generally is exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the three months ended June 30, 1999 or its statement of condition at June 30, 1999.

6. COMPREHENSIVE INCOME

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

7. SECURITIES AVAILABLE-FOR-SALE

         The amortized cost and estimated fair value of securities available-for-sale at June 30, 1999 are as follows:

                                                          GROSS            GROSS           ESTIMATED
                                        CARRYING        UNREALIZED       UNREALIZED           FAIR
                                         VALUE            GAINS            LOSSES             VALUE
                                       ----------       ----------       ----------        ----------
                                                              (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies        $  169,646       $       31       $   (6,792)       $  162,885
   Municipals                                 699               --               --               699
   Corporate                                   78               --               --                78
                                       ----------       ----------       ----------        ----------
  Total debt securities                   170,423               31           (6,792)          163,662
                                       ----------       ----------       ----------        ----------
 Equity securities:
   Preferred                               70,000               --               --            70,000
   Common                                  24,482            3,506           (1,333)           26,655
                                       ----------       ----------       ----------        ----------
Total equity securities                    94,482            3,506           (1,333)           96,655
                                       ----------       ----------       ----------        ----------
Total investment securities               264,905            3,537           (8,125)          260,317
                                       ----------       ----------       ----------        ----------

Mortgage-backed and
  mortgage-related securities:
  FNMA pass through certificates            3,550               55              (24)            3,581
  GNMA pass through certificates           42,643            1,424              (24)           44,043
  FHLMC pass through
    certificates                            6,200               83              (46)            6,237
  Collateralized mortgage
    obligation bonds                      835,047               41          (31,524)          803,564
                                       ----------       ----------       ----------        ----------
Total mortgage-backed and
  mortgage-related securities             887,440            1,603          (31,618)          857,425
                                       ----------       ----------       ----------        ----------
Total securities available-
  for-sale                             $1,152,345       $    5,140       $  (39,743)       $1,117,742
                                       ==========       ==========       ==========        ==========

The amortized cost and estimated fair value of securities available-for-sale at March 31, 1999 are as follows:

                                                          GROSS            GROSS           ESTIMATED
                                        CARRYING        UNREALIZED       UNREALIZED           FAIR
                                         VALUE            GAINS            LOSSES             VALUE
                                       ----------       ----------       ----------        ----------
                                                              (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies        $  268,524       $      249       $   (4,550)       $  264,223
   Municipals                                 699               --               --               699
   Corporate                                   78               --               --                78
                                       ----------       ----------       ----------        ----------
  Total debt securities                   269,301              249           (4,550)          265,000
                                       ----------       ----------       ----------        ----------
 Equity securities:
   Preferred                               15,000               --               --            15,000
   Common                                  47,457            6,995           (2,657)           51,795
                                       ----------       ----------       ----------        ----------
Total equity securities                    62,457            6,995           (2,657)           66,795
                                       ----------       ----------       ----------        ----------
Total investment securities               331,758            7,244           (7,207)          331,795
                                       ----------       ----------       ----------        ----------

Mortgage-backed and
  mortgage-related securities:
  FNMA pass through certificates            3,830               68              (23)            3,875
  GNMA pass through certificates           46,981            1,991              (16)           48,956
  FHLMC pass through
    certificates                            6,756              102              (38)            6,820
  Collateralized mortgage
    obligation bonds                    1,136,655            1,188           (7,661)        1,130,182
                                       ----------       ----------       ----------        ----------
Total mortgage-backed and
  mortgage related securities           1,194,222            3,349           (7,738)        1,189,833
                                       ----------       ----------       ----------        ----------
Total securities available-
  for-sale                             $1,525,980       $   10,593       $  (14,945)       $1,521,628
                                       ==========       ==========       ==========        ==========

8. LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                       AT JUNE 30, 1999          AT MARCH 31, 1999
                                     ----------------------------------------------
                                                   PERCENT                    PERCENT
                                                     OF                         OF
                                        AMOUNT      TOTAL          AMOUNT      TOTAL
                                     -----------   -------      -----------   -------
                                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
 Single-family residential           $   482,105     12.8%      $   491,523     14.0%
 Multi-family residential              2,404,826     63.7         2,195,879     62.6
 Commercial and other
  real estate                            278,662      7.4           250,105      7.1
                                     -----------    -----       -----------    -----
 Total principal balance
  mortgage loans                       3,165,593     83.9         2,937,507     83.7
 Less net deferred fees                  (11,188)    (0.3)          (10,529)    (0.3)
                                     -----------    -----       -----------    -----
Total mortgage loans                   3,154,405     83.6         2,926,978     83.4
                                     -----------                -----------

Other loans:
 Cooperative apartment loans             487,993     12.9           458,165     13.1
 Student loans                            39,601      1.1            41,633      1.2
 Home equity loans and lines              12,176      0.3            12,295      0.4
 Commercial business loans                51,307      1.4            39,362      1.1
 Consumer and other loans                 26,955      0.7            28,382      0.8
                                     -----------    -----       -----------    -----
Total principal balance
 other loans                             618,032     16.4           579,837     16.6
Less unearned discounts and
 deferred fees                              (508)     0.0              (334)     0.0
                                     -----------    -----       -----------    -----
 Total other loans                       617,524     16.4           579,503     16.6

Total loans receivable                 3,771,929    100.0%        3,506,481    100.0%
                                     -----------    =====       -----------    =====
Less allowance for loan losses           (49,423)                   (46,823)
                                     -----------                -----------
Loans receivable, net                $ 3,722,506                $ 3,459,658
                                     ===========                ===========

9. NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans, loans 90 days or more past due as to interest and principal and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

                                            AT JUNE 30, 1999     AT MARCH 31, 1999
                                            ----------------     -----------------
                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans
  Mortgage loans:
   Single-family residential                    $ 1,877               $ 2,809
   Multi-family residential                         958                   830
   Commercial and other                           2,820                 2,687
  Other loans:
   Cooperative apartment loans                      400                   381
   Consumer and commercial
     business loans(1)                            1,697                   400
                                                -------               -------
     Total non-accrual loans                      7,752                 7,107
                                                -------               -------
Loans past due 90 days or more as to:
  Interest and accruing                           1,248                 1,197
  Principal and accruing(2)                      26,653                30,805
                                                -------               -------
     Total past due loans and
         accruing                                27,901                32,002
                                                -------               -------
     Total non-performing loans                  35,653                39,109
                                                -------               -------
Other real estate owned, net(3)                     264                   273
                                                -------               -------
Total non-performing assets                     $35,917               $39,382
                                                =======               =======
Allowance for loan losses as a
 percent of total loans                            1.31%                 1.34%
Allowance for loan losses as a
 percent of non-performing loans                 138.62                119.72
Non-performing loans as a percent of
 total loans                                       0.95                  1.12
Non-performing assets as a percent
 of total assets                                   0.65                  0.71

---------------
(1) Consists primarily of commercial business loans and home equity lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)      Net of related loss allowances.

10. ALLOWANCE FOR LOAN LOSSES.

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

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                         THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                            1999             1998
                                                          --------         --------
                                                            (DOLLARS IN THOUSANDS)
      Allowance at beginning of period                    $ 46,823         $ 36,347
                                                          --------         --------
      Provision:
        Mortgage loans(1)                                    2,775            1,800
        Consumer and commercial business loans                (146)             532
                                                          --------         --------
        Total provisions                                     2,629            2,332
                                                          --------         --------
      Charge-offs:
         Mortgage loans(1)                                       2               25
         Consumer and commercial business loans(2)              48               59
                                                          --------         --------
         Total charge-offs                                      50               84
                                                          --------         --------
      Recoveries:
         Mortgage loans(1)                                      --              237
         Consumer and commercial business loans (2)             21               38
                                                          --------         --------
         Total recoveries                                       21              275
                                                          --------         --------
      Net (charge-offs) recoveries                             (29)             191
                                                          --------         --------
      Allowance at end of period                          $ 49,423         $ 38,870
                                                          ========         ========

      Allowance for possible loan
         losses as a percent of total loans                   1.31%            1.34%

      Allowance for possible loan
         losses as a percent of total
         non-performing loans(3)                            138.62%          137.02%

---------------
(1)      Includes cooperative apartment loans.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-backed and mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. The Company's results of operations also are affected by the amount of the provision for loan losses, resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, gains and losses from the sales of loans and securities, and the level of its non-interest expenses, including among other things compensation and employee benefits, occupancy expense, data processing services, amortization of goodwill and income tax expense.

         The Bank is a community-oriented bank which emphasizes customer service and convenience. As part of this strategy, the Company offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing controlled growth, multi-family residential lending, commercial business lending, retail deposit products and customer service, while maintaining asset quality and stable liquidity.

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


CHANGES IN FINANCIAL CONDITION

GENERAL.

         Total assets at June 30, 1999 were $5.50 billion, a decrease of $36.5 million, from $5.54 billion at March 31, 1999. The decrease resulted primarily from the Company's purchase of its stock in the open market. During the quarter ended June 30, 1999, cash and cash equivalents increased $80.4 million and the total loan portfolio increased $262.8 million while its securities available-for-sale portfolio decreased $403.9 million during the same period as described below.

CASH, CERTIFICATES OF DEPOSIT, COMMERCIAL PAPER AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS").

         Cash and cash equivalents increased from $279.9 million at March 31, 1999 to $360.3 million at June 30, 1999. The $80.4 million increase was principally due increased overnight deposits as a result of security sales in anticipation of funding the Broad acquisition as well as funding mortgage loans.

SECURITIES AVAILABLE-FOR-SALE.

         The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-backed and mortgage-related securities) decreased $403.9 million from $1.52 billion at March 31, 1999 to $1.18 billion at June 30, 1999. As of June 30, 1999 and March 31, 1999, the Company's investment securities totaled $260.3 million and $331.8 million, respectively, all of which were classified as available for sale. Total securities were reduced during the three months in order to fund mortgage originations, consisting of primarily multi-family properties, as well as the anticipated closure of the Broad acquisition.

         The Company's mortgage-backed and mortgage-related securities, a portion of which at June 30, 1999 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), decreased from $1.19 billion at March 31, 1999 to $857.4 million (all of which were classified as available for sale) at June 30, 1999.

         At June 30, 1999, the Company had a $19.5 million net unrealized loss on available-for-sale investment and mortgage-backed and mortgage-related securities.

LOANS, NET.

         Loans, net increased by $262.8 million or 7.6% to $3.72 billion at June 30, 1999 from $3.46 billion at March 31, 1999. During the first three months of fiscal 2000 the Company originated approximately $433.8 million of mortgage loans, compared to $214.2 million in the corresponding period of last year. These mortgage loans, consisting primarily of multi-family residential loans, were originated primarily for retention in its loan portfolio. The increased level of loan production is partially attributable to the current refinance market. The Company's continued emphasis on multi-family residential mortgage loans resulted in a net increase of $208.9 million, or 9.5%, in multi-family loans from $2.20 billion at March 31, 1999 to $2.40 billion at June 30, 1999. These loans currently comprise 63.7% of the loan portfolio compared to 62.6% at March 31, 1999.


NON-PERFORMING ASSETS.

         The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets decreasing to 65 basis points (0.65%) at June 30, 1999 compared to 71 basis points (0.71%) at March 31, 1999. At June 30, 1999, the Company's non-performing assets consisted of $7.8 million of non-accrual loans, $1.2 million of loans past due 90 days or more as to interest and accruing, $26.7 million of loans past due 90 days or more as to principal and accruing ($21.0 million of which were multi-family loans and $5.2 million of which were commercial and other real estate loans) and $264,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets decreased by $3.5 million to $35.9 million at June 30, 1999 from $39.4 million at March 31, 1999. This decrease was primarily due to a decrease in loans which are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.


ALLOWANCE FOR LOAN LOSSES.

         The Company's allowance for loan losses amounted to $49.4 million at June 30, 1999 as compared to $46.8 million at March 31, 1999. At June 30, 1999, the

Company's allowance amounted to 1.31% of total loans and 138.6% of total non-performing loans compared to 1.34% and 119.7%, at March 31, 1999, respectively. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

         The Company's allowance for loan losses increased $2.6 million from March 31, 1999 to June 30, 1999 due to provisions of $2.6 million, and net charge-offs of $29,000. The increase during the period was due to several factors, including growth in the size of the Company's loan portfolio, the Company's increased investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area, which loans as a general matter are considered to involve a greater risk of loss than single-family residential loans, and an increase in the number of larger multi-family residential and individual cooperative apartment loans as compared to prior years.

INTANGIBLE ASSETS.

         The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i)the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (ii)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At June 30, 1999, intangibles totaled $45.1 million and consisted primarily of $19.5 million related to the acquisition of Bay Ridge and $25.6 million primarily related to the Branch Acquisitions. The Company's intangible assets decreased by $2.1 million to $45.1 million at June 30, 1999 from $47.2 million at March 31, 1999 as a result of the amortization of the intangible assets during the three months ended June 30, 1999. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized. The recently completed Broad transaction as well as the pending Statewide transaction will increase intangible assets and the related amortization of intangibles will directly impact fiscal 2000 earnings.

DEPOSITS.

         Deposits decreased $10.2 million or 0.3% to $3.44 billion at June 30, 1999. The decrease was due to deposit outflows totaling $42.6 million which was partially offset by interest credited of $32.4 million. The deposit outflows in the first quarter of the fiscal year were attributable to disintermediation primarily as a result of customer transfers of funds to the equities markets and, to a lesser extent, to other financial institutions conducting deposit gathering campaigns by paying above market rates.

EQUITY.

         At June 30, 1999, total stockholders' equity totaled $771.8 million, compared to $825.0 million at March 31, 1999. This $53.2 million decrease was primarily due to a $44.7 million reduction in capital due to the purchase of shares in connection with the Company's stock purchase program, a $5.4 million decrease for dividends declared and a net $17.2 million increase in the unrealized loss on securities available for sale. Such reductions were partially offset by net income of $12.0 million, amortization of earned portion of RRP of $1.3 million and $0.9 million related to ESOP shares committed to be released for the first three months of fiscal 2000. Tangible book value per share was $11.26 and the tangible equity to assets ratio was 13.32% at June 30, 1999.

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

                                                                   FOR THE THREE MONTHS ENDED
                                    -------------------------------------------------------------------------------------------
                                                    JUNE 30, 1999                                   JUNE 30, 1998
                                    --------------------------------------------    -------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)

                                                                         AVERAGE                                        AVERAGE
                                     AVERAGE                              YIELD/     AVERAGE                             YIELD/
                                     BALANCE           INTEREST            COST      BALANCE           INTEREST           COST
                                    ----------        ----------         -------    ----------        ----------        -------
Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                    $3,014,546        $   55,836           7.41%    $2,323,455        $   45,439          7.82%
  Other loans:
   Cooperative apartment
    loans                              465,082             8,071           6.94        385,975             6,985          7.24
   Consumer and commercial
    business loans(2)                  121,670             2,458           8.08        121,185             2,656          8.77
                                    ----------        ----------                    ----------        ----------
    Total loans                      3,601,298            66,365           7.37      2,830,615            55,080          7.78
Mortgage-backed and mortgage-
 related securities                  1,117,652            17,495           6.26        118,249             2,153          7.28
Investment securities                  277,060             3,645           5.26        951,422            12,542          5.27
Other interest-earning
 assets(3)                             340,127             4,064           4.78        671,221             9,747          5.81
                                    ----------        ----------                    ----------        ----------
  Total interest-earning
   assets                            5,336,137            91,569           6.86      4,571,507            79,522          6.96
                                                      ----------           ----                       ----------          ----
Non-interest-earning
 assets                                202,848                                         208,276
                                    ----------                                      ----------
  Total assets                      $5,538,985                                      $4,779,783
                                    ==========                                      ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                $  733,292        $    3,615           1.98     $  524,015        $    3,469          2.66
  Savings deposits                     974,367             5,739           2.36        989,204             6,644          2.69
  Certificates of deposit            1,794,067            23,016           5.15      1,759,776            23,602          5.38
                                    ----------        ----------                    ----------        ----------
   Total deposits                    3,501,726            32,370           3.71      3,272,995            33,715          4.13
                                    ----------        ----------                    ----------        ----------
 Total borrowings                    1,117,699            15,062           5.41        324,404             4,525          5.59
                                    ----------        ----------                    ----------        ----------
 Total interest-bearing
  liabilities                        4,619,425            47,432           4.12      3,597,399            38,240          4.26
                                                      ----------           ----                       ----------          ----
Non-interest-bearing
  liabilities                          113,743                                         229,887
                                    ----------                                      ----------
 Total liabilities                   4,733,168                                       3,827,286
Total equity                           805,817                                         952,497
                                    ----------                                      ----------
 Total liabilities and
  equity                            $5,538,985                                      $4,779,783
                                    ==========                                      ==========
Net interest-earning
 assets                             $  716,712                                      $  974,108
                                    ==========                                      ==========
Net interest income/interest
 rate spread                                          $   44,137           2.74%                      $   41,282          2.70%
                                                      ==========           ====                       ==========          ====
Net interest margin                                                        3.30%                                          3.60%
                                                                           ====                                           ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                              1.16x                                          1.27x
                                                                           ====                                           ====

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


                        THREE MONTHS ENDED JUNE 30, 1999
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


                                       THREE MONTHS ENDED JUNE 30, 1999
                                  COMPARED TO THREE MONTHS ENDED JUNE 30, 1998
                                  --------------------------------------------
                                            Increase
                                        (Decrease) due to            Total Net
                                  ---------------------------         Increase
                                     Rate             Volume         (Decrease)
                                   --------          --------        ---------
Interest-earning assets:
Loans receivable:
 Mortgage loans                    $ (3,095)         $ 13,492        $ 10,397
 Co-op apartment loans                 (349)            1,435           1,086
 Consumer and commercial
  business loans(1)                    (209)               11            (198)
                                   --------          --------        --------
Total loans receivable               (3,653)           14,938          11,285

Mortgage-backed securities           (2,851)           18,193          15,342
Investment securities                    (6)           (8,891)         (8,897)
Other interest-earning assets          (876)           (4,807)         (5,683)
                                   --------          --------        --------
Total net change in income on
 interest-earning assets             (7,386)           19,433          12,047

Interest-bearing liabilities:
 Deposits:
  Demand deposits                   (39,791)           39,937             146
  Savings deposits                     (805)             (100)           (905)
  Certificates of deposit           (19,739)           19,153            (586)
                                   --------          --------        --------
Total deposits                      (60,335)           58,990          (1,345)
Borrowings                          (30,257)           40,794          10,537
                                   --------          --------        --------
Total net change in expense on
 interest-bearing liabilities       (90,592)           99,784           9,192
                                   --------          --------        --------
Net change in net interest
 income                            $ 83,206          $(80,351)       $  2,855
                                   ========          ========        ========

---------------
(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, personal loans, credit card loans and commercial business loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


GENERAL.

         The Company reported a 40% increase in diluted earnings per share to $0.21 per diluted share for the quarter ended June 30, 1999 compared to $0.15 per diluted share for the quarter ended June 30, 1998. Net income increased 10.0% to $12.0 million for the quarter ended June 30, 1999 compared to $10.9 million for the quarter ended June 30, 1998.

         The Company also reported a 22% increase in net income from core operations to $13.3 million for the quarter ended June 30, 1999 versus $10.9 million in the prior year quarter. Earnings per diluted share from core operations was $0.23 for the current year quarter, an increase of 53% from the same period last year. Income from core operations is defined as net income adjusted for gains or losses on the sale of loans and securities, net of tax.

         Cash earnings (which include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock related benefit plans, net of tax) for the first quarter of fiscal year 2000 increased 12.7% to $15.6 million and increased 35% per diluted share to $0.27 compared to the same period in the prior fiscal year. Management believes the reporting of cash earnings along with traditional generally accepted accounting principles earnings provides a more complete picture of the Company's operating performance.

NET INTEREST INCOME.

         Net interest income increased by $2.8 million or 6.9% to $44.1 million for the three months ended June 30, 1999 as compared to $41.3 million for the period ended June 30, 1998. The increase was due to a $12.0 million increase in interest income offset in part by a $9.2 million increase in interest expense. The growth in net interest income reflects primarily the $764.6 million increase in average interest-earning assets during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This growth was partially offset by a lower interest rate environment resulting from the flattening of the yield curve as well as compression associated with the leveraging of the balance sheet.

         The Company's net interest margin was 3.30% and 3.60% for the three months ended June 30, 1999 and 1998, respectively. The 30 basis point decrease in net interest margin for the 1999 period is primarily the result of the Company's leveraging strategy during fiscal 1999 under which the increased investment in mortgage-backed and mortgage-related securities was funded with Federal Home Loan Bank advances which bear interest generally at higher rates than deposits. Also contributing to the interest margin compression were lower yields on loan originations combined with the downward repricing of adjustable rate mortgages. This decline was partially offset by a reduction in the overall cost of deposits. The decline also reflected the Company's use of $170.7 million of its earning assets to fund its stock purchase program.

         The increase in interest income was primarily due to a $764.6 million increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 6.96% to 6.86%. Interest income on loans increased $11.3 million due to a $770.7 million increase in the average balance of loans partially offset by a 41 basis point decline in the yield earned on loans from 7.78% for the three-month fiscal 1999 period to 7.37% for the three-month fiscal 2000 period. The decline in yield is attributable to the effects of originations at lower current interest rates combined with the repricing downward of some of the Company's adjustable-rate loans in addition to the pre-payments of higher yielding mortgages. Income on investment securities decreased $8.9 million due to a $674.4 million decrease in the average balance of investment securities for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Interest income on mortgage-backed and mortgage-related securities increased $15.3 million during the first quarter of fiscal 2000 compared to the same period in fiscal 1999 as a result of a $999.4 million increase in the average balance of these securities which was partially offset by a 102 basis point decline in the yield earned. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on Federal Home Loan Bank stock) decreased $5.7 million in the current quarter compared to the prior year quarter due to a decrease of $4.3 million of interest income earned from securities lending activities along with a $1.3 million decrease in interest on federal funds.

         Interest expense increased $9.2 million to $47.4 million or 24.0% for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The increased FHLB borrowings associated with the implementation of the Company's leverage strategy resulted in additional interest expense of $14.6 million. The increase was partially offset by a $4.2 million decrease in interest paid on borrowings related to securities lending activities. This increase was partially offset by a decrease of $1.3 million in interest paid on deposits due to a 42 basis point decline in the average rate paid on deposits to 3.71% for the quarter ended June 30, 1999 compared to 4.13% for the quarter ended June 30, 1998.

PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses increased 12.7% from $2.3 million for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which, while not delinquent, may be subject to greater risk of loss.

NON-INTEREST INCOME.

         Non-interest income decreased $0.9 million to $1.9 million for the three months ended June 30, 1999 compared to $2.8 million for the three months ended June 30, 1998. This decrease was primarily due to a net loss of $2.2 million recognized on the sale of approximately $379 million of securities which were sold to fund mortgage originations. Other non-interest income increased $1.3 million as a result of increased mortgage prepayment fees of $0.8 million associated with the refinancing of mortgage loans, increased fees on sales of annuities and mutual funds and an increase in banking service fees.

NON-INTEREST EXPENSES.

         Non-interest expense amounted to $24.4 million for the quarter ended June 30, 1999 compared to $23.4 million for the quarter ended June 30, 1998. The $1.0 million growth in expenses was primarily attributable to increases in personnel costs of $1.1 million, advertising expenses of $0.3 million and other non-interest expenses of $0.9 million. These increases were offset by a $1.3 million decrease in data processing service expense.

         Compensation and employee benefits expense increased $1.1 million or 11.6% to $10.4 million for the three months ended June 30, 1999 as compared to the same period in the prior year. The increase is primarily the result of a $1.3 million expense due to the implementation of the Company's 1998 Recognition and Retention Plan.

         Data processing service expenses decreased by $1.3 million or 42.5% to $1.7 million during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. During the 1999 period, the Company was involved in the second phase of its data processing conversion. Such second phase was completed during the fourth quarter of fiscal 1999. Accordingly, the Company's data processing costs have substantially declined.

         Other non-interest expenses increased $0.9 million for the three months ended June 30, 1999 compared to the same period in the prior year primarily due to an increase in professional services. These expenses also include items such as equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

INCOME TAXES.

         Income tax expense amounted to $7.0 million and $7.4 million for the three months ended June 30, 1999 and 1998, respectively. The decrease experienced in the fiscal 2000 period reflected a decrease in the Company's effective tax rate for the three months ended June 30, 1999 to 36.8% compared to 40.5% for the three months ended June 30, 1998.

         As of June 30, 1999, the Company had a net deferred tax asset of $63.3 million. No valuation allowance was deemed necessary with respect to such asset.

REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 1999.

                                    REQUIRED                    ACTUAL                   EXCESS
                               PERCENT    AMOUNT         PERCENT     AMOUNT       PERCENT       AMOUNT
                               ------------------        -------------------      ---------------------
                                                       (DOLLARS IN THOUSANDS)
Tier I leverage capital
 ratio(1)(2)                    4.0%     $218,261         12.5%     $682,706       8.5%        $464,445

Risk-based capital
 ratios:(2)
 Tier I                         4.0       158,200         17.3       682,706      13.3          524,506
 Total                          8.0       316,399         18.5       733,329      10.5          416,930

---------------
(1) Reflects the 4.0% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations.

(2) The Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and Total risk-based capital of 10%.

LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-backed and mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-backed and mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. Historically the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds during the past five years. However, due to the increased demand for mortgage loans during fiscal 1999 and as part of the Company's leverage strategy, the Company has increased its FHLB advances which totaled $1.11 billion at June 30, 1999.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and debt and equity securities. At June 30, 1999, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans and other loans aggregating $277.7 million and $17.6 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve months ended June 30, 2000. Certificates of deposit scheduled to mature in one year or less at June 30, 1999, totaled $1.5 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.


THE YEAR 2000 ISSUE

         The Year 2000 Issue ("Y2K Issue") is the result of computer programs which were written using two digits rather than four to define the applicable year. As a result, such programs may recognize a date using "00" as the year 1900 instead of the year 2000 which could result in system failures or miscalculations.

         In order to be ready for the year 2000 the Company has developed the Year 2000 Testing Assurance Plan(TM) (the "Assurance Plan"), which was presented to the Information Technology Committee of the Board of Directors in March 1998. The Assurance Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The Company assigned responsibility for the implementation of the Assurance Plan to the Year 2000 Steering Committee which reports to the Information Technology Committee on a quarterly basis. The Steering Committee includes the Company's Chief Executive Officer and other members of executive management. This Committee has engaged an independent consultant to act as project manager of the Y2K project. The Company has established an advisory council as well as both research and implementation support teams, consisting of Company personnel who have relevant expertise in the various application systems, to perform planning and testing for Y2K compliance.

         The Assurance Plan recognizes that the Company's operating, processing and accounting systems are computer reliant and could be affected by the Y2K Issue. The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities safekeeping services, securities pricing information, etc.).

         The Assurance Plan is divided into three phases. Phase 1: Risk Assessment and Planning; Phase 2: Development and Testing Preparation; and Phase 3: Testing and Validation.

         Phase 1: Risk Assessment and Planning - As of December 31, 1998, Phase I was fully completed. This phase identified each application and interface, facilities and hardware utilized by the Company and prioritized them by the level of risk (business critical, medium and low) they impose on the operations of the Company. The Company identified 42 business critical systems (operations that will be significantly impacted if the system is not Y2K compliant), 23 medium risk systems (operations that will be impacted mainly from a productivity perspective, but the risk to the Company can be identified and managed) and 15 low risk systems (normal business operations of the Company that will be minimally impacted, if at all, if the system is not Y2K compliant). Substantially all of the Company's vendors of its business critical and medium risk applications have provided written assurances that their products and services will be Y2K compliant. Of the 75 combined business critical and medium risk systems, approximately 34% are provided by the Company's data service processor which has informed the Company that it has completed testing of its systems and such systems are Y2K compliant. Based upon its initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Company's third party vendors are taking the appropriate steps to ensure that business critical systems will function properly.

         Phase 2: Development and Testing Preparation - This phase of the Assurance Plan is the comprehensive preparation for the actual testing and validation of assertions made by third party providers that they are Year 2000 compliant. During this phase, the vendors prepared their test system environment and the Company defined and documented all test scenarios and test cases. This phase is 100% completed.

         Phase 3 - Testing and Validation - The third and final phase of the Assurance Plan involves a comprehensive testing process by the Company that employs both unit testing and full integration/confirmation testing. The Company began testing business critical and medium risk applications in September 1998 and all such testing was successfully completed by June 30, 1999 and no exceptions were noted.

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

         The Y2K Issue also affects certain of the Company's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of April 1998, the Company had contacted all of its large borrowers regarding such customers' awareness of the Y2K Issue. While no assurance can be given that its customers will be Y2K compliant, management believes, based on representations of such customers and reviews of their operations, that the Company's customers are either addressing the appropriate issues to insure timely compliance or that they are not faced with material Y2K issues. In addition, in substantially all cases, the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that such borrowers do experience problems or delays becoming Y2K compliant. In addition, in February 1999, the Company notified its entire customer base of the Y2K issue and the steps it has taken to ensure that the Company, and it's underlying computer systems, are Year 2000 compliant.

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

         The costs of modifications to the existing software are being primarily absorbed by the third party vendors. However, the Company recognizes the need to purchase new hardware and software. Based upon current estimates, the Company has identified approximately $3.4 million in total costs, including hardware, software, and other costs, for completing the Year 2000 project. Of that amount, approximately $1.7 million and $0.3 million were expensed during the fiscal years ended March 31, 1999 and 1998, respectively. The Company has expensed $0.4 million in the first quarter of fiscal 2000 and has budgeted another $1.0 million for the remainder of fiscal 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which was filed with the Securities and Exchange Commission on June 28, 1999. There has been no material change in the Company's asset and liability position or the market value of the Bank's portfolio equity since March 31, 1999.

PART II                         OTHER INFORMATION

         Item 1   Legal Proceedings
                  Not applicable

         Item 2   Changes in Securities
                  Not applicable

         Item 3   Defaults upon Senior Securities
                  Not applicable

         Item 4   Submission of Matters to a Vote of Security Holders
                  Not applicable

         Item 5   Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                  a) Exhibits

                       Not applicable

                  b) Reports on Form 8-K

               DATE                ITEM                    DESCRIPTION
          --------------           ----             -------------------------
          April 12, 1999            5               Proposed acquisition of
                                                    Statewide Financial Corp.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INDEPENDENCE COMMUNITY BANK CORP.


Date:  August 10, 1999                  By: /s/ Charles J. Hamm
     -----------------                      ------------------------------------
                                                Charles J. Hamm
                                                Chairman, President and
                                                 Chief Executive Officer



Date:  August 10, 1999                  By: /s/ John B. Zurell
     -----------------                      ------------------------------------
                                                John B. Zurell
                                                Executive Vice President and
                                                 Chief Financial Officer