Form 10-Q
period 1999-09-30
INDEPENDENCE COMMUNITY BANK CORP
filed 1999-11-15
CIK 945734

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At November 8, 1999, the registrant had 66,929,844 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.

Table of Contents                                                                           PAGE
-----------------                                                                           ----

Part I                              Financial Information

                  Item 1            Financial Statements

                                    Consolidated Statements of Condition                3
                                    as of September 30, 1999 (unaudited)
                                    and March 31, 1999

                                    Consolidated Statements of Income for               4
                                    the three and six months ended
                                    September 30, 1999 and 1998 (unaudited)

                                    Consolidated Statements of Changes in               5
                                    Stockholders' Equity for the six

                                    months ended September 30, 1999 and 1998
                                    (unaudited)

                                    Consolidated Statements of Cash Flows               6
                                    for the three and six months ended
                                    September 30, 1999 and 1998(unaudited)

                                    Notes to Consolidated Financial                     8
                                    Statements (unaudited)

                  Item 2            Management's Discussion and Analysis               17
                                    of Financial Condition and Results of
                                    Operations

                  Item 3            Quantitative and Qualitative Disclosures           33
                                    About Market Risk

Part II                             Other Information

                  Item 1            Legal Proceedings                                  34

                  Item 2            Changes in Securities and Use of Proceeds          34
                  Item 3            Defaults upon Senior Securities                    34

                  Item 4            Submission of Matters to a Vote of                 34
                                    Security Holders

                  Item 5            Other Information                                  35

                  Item 6            Exhibits and Reports on Form 8-K                   35

Signatures                                                                             36

                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)

                                                             SEPTEMBER 30,        MARCH  31,
                                                                1999                1999
                                                                ----                ----
                                                             (Unaudited)
ASSETS:
Cash and due from banks                                     $   119,824          $    70,811
Commercial paper                                                 71,110               37,290
Federal funds sold                                               33,565              171,784
                                                            -----------          -----------
         Total cash and cash equivalents                        224,499              279,885
                                                            -----------          -----------

Securities available-for-sale:

  Investment securities                                         342,826              331,795
  Mortgage-related securities                                   827,578            1,189,833
                                                            -----------          -----------
         Total securities available for sale                  1,170,404            1,521,628
                                                            -----------          -----------

Mortgage loans on real estate                                 3,583,693            2,926,978
Other loans                                                     780,873              579,503
                                                            -----------          -----------
         Total loans                                          4,364,566            3,506,481
Less: Allowance for possible loan losses                         59,834               46,823
                                                            -----------          -----------
         Total loans, net                                     4,304,732            3,459,658
                                                            -----------          -----------

Premises, furniture and equipment, net                           76,951               68,595
Accrued interest receivable                                      31,235               30,575
Intangible assets, net                                          147,646               47,244
Other assets                                                    192,355              129,393
                                                            -----------          -----------
         Total assets                                       $ 6,147,822          $ 5,536,978
                                                            ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits                                                    $ 3,979,436          $ 3,447,364
Borrowings                                                    1,170,659            1,118,364
Company-obligated mandatorily redeemable cumulative
  trust preferred securities of a subsidiary trust
  holding solely junior subordinated debentures
  of the Company                                                 11,500                   --
Escrow and other deposits                                        52,250               61,003
Accrued expenses and other liabilities                          112,693               85,285
                                                            -----------          -----------
         Total liabilities                                    5,326,538            4,712,016
                                                            -----------          -----------

Stockholders' equity

  Common stock: $.01 par value: 125,000,000
   shares authorized, 76,043,750 shares issued;
   67,464,216 shares and 67,873,876 shares
   outstanding at September 30, 1999 and
   March 31, 1999, respectively                                     760                  760
  Additional paid-in-capital                                    729,372              739,090
  Treasury stock at cost: 8,579,534 shares
   and 8,169,874 shares at September 30, 1999 and
   March 31, 1999, respectively                                (123,275)            (125,993)
  Unallocated common stock held by ESOP                         (90,221)             (92,693)
  Unearned common stock held by RRP                             (30,824)             (33,918)
  Retained earnings-substantially restricted                    359,616              340,019
  Accumulated other comprehensive loss:
    Net unrealized loss on securities available-
      for-sale, net of tax                                      (24,144)              (2,303)
                                                            -----------          -----------
         Total stockholders' equity                             821,284              824,962
                                                            -----------          -----------
         Total liabilities and stockholders' equity         $ 6,147,822          $ 5,536,978
                                                            ===========          ===========


 See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                   FOR THE                        FOR THE
                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                               1999          1998            1999            1998
                                               ----          ----            ----            ----
INTEREST INCOME:
  Mortgage loans on real estate              $  63,008     $  48,000      $ 118,844      $  93,439
  Other loans                                   13,335         9,852         23,864         19,493
  Investment securities                          4,466        12,041          8,111         24,583
  Mortgage-related securities                   13,681         5,364         31,176          7,517
  Other                                          3,378         6,318          7,442         16,065
                                             ---------     ---------      ---------      ---------
    Total interest income                       97,868        81,575        189,437        161,097
                                             ---------     ---------      ---------      ---------
INTEREST EXPENSE:

  Deposits                                      33,905        32,937         66,275         66,652
  Borrowings                                    15,277         6,793         30,339         11,318
  Cumulative trust preferred securities            182            --            182             --
                                             ---------     ---------      ---------      ---------
    Total interest expense                      49,364        39,730         96,796         77,970
                                             ---------     ---------      ---------      ---------
Net interest income                             48,504        41,845         92,641         83,127
Provision for loan losses                        2,930         2,325          5,559          4,657
                                             ---------     ---------      ---------      ---------
         Net interest income after
            provision for loan losses           45,574        39,520         87,082         78,470
                                             ---------     ---------      ---------      ---------
NON-INTEREST INCOME:
  Net gain (loss) on sales of loans
         and securities                            393            (8)        (1,776)            10
  Service fees                                   3,748         1,298          5,936          2,562
  Other                                            945         1,326          2,815          2,814
                                             ---------     ---------      ---------      ---------
         Total non-interest income               5,086         2,616          6,975          5,386
                                             ---------     ---------      ---------      ---------

NON-INTEREST EXPENSE:

  Compensation and employee benefits            12,964         9,665         23,237         18,950
  Occupancy costs                                3,645         3,587          7,047          6,987
  Data processing fees                           2,298         3,211          4,393          6,174
  Advertising                                    1,415         1,317          2,830          2,446
  FDIC insurance premiums                          293           309            575            608
  Amortization of intangible assets              3,359         2,155          5,514          4,319
  Other                                          5,427         5,059         10,210          9,200
                                             ---------     ---------      ---------      ---------
         Total non-interest expense             29,401        25,303         53,806         48,684
                                             ---------     ---------      ---------      ---------

Income before provision for income taxes        21,259        16,833         40,251         35,172
Provision for income taxes                       8,236         6,314         15,230         13,744
                                             ---------     ---------      ---------      ---------
Net income                                   $  13,023     $  10,519      $  25,021      $  21,428
                                             =========     =========      =========      =========

Basic earnings per share                     $    0.22     $    0.15      $    0.43      $    0.30
                                             =========     =========      =========      =========

Diluted earnings per share                   $    0.22     $    0.15      $    0.43      $    0.30
                                             =========     =========      =========      =========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)



                                                                       Additional                    Unallocated
                                                            Common      Paid in       Treasury       Common Stock
                                                             Stock      Capital        Stock         Held by ESOP
                                                             -----      -------        -----         ------------
Balance-March 31,1999                                    $     760     $ 739,090      $(125,993)     $ (92,693)
Comprehensive income:
   Net income for the six months ended
     September 30, 1999                                         --            --             --             --
   Other comprehensive income, net of tax benefit
     of $18.3 million
     Change in net unrealized losses on
       securities available-for-sale, net of tax                --            --             --             --
     Less: reclassification adjustment of
       net losses realized in net income, net of tax            --            --             --             --
                                                         ---------     ---------      ---------      ---------
Comprehensive income                                            --            --             --             --
Repurchase of common stock (5,467,508 shares)                   --            --        (72,370)            --
Treasury stock issued for Broad National
  Bancorporation acquisition (4,950,699 shares)                 --        (7,317)        73,376             --
Treasury Stock issued for options exercised
   (107,419 shares)                                             --        (1,577)         1,712             --
Dividends declared                                              --            --             --             --
ESOP shares committed to be released                            --          (645)            --          2,472
Amortization of earned portion of Recognition
 and Retention Plan                                             --          (179)            --             --
                                                         ---------     ---------      ---------      ---------
Balance-September 30, 1999                               $     760     $ 729,372      $(123,275)     $ (90,221)
                                                         =========     =========      =========      =========

Balance-March 31, 1998                                   $     760     $ 741,277      $      --      $ (97,636)
Comprehensive income:
  Net income for the six months ended
    September 30, 1998                                          --            --             --             --
  Other comprehensive income, net of tax of $2,238
    Change in net unrealized gains on securities
      available-for-sale, net of reclassification
      adjustment of $0                                          --            --             --             --
                                                         ---------     ---------      ---------       --------
Comprehensive income                                            --            --             --             --
ESOP shares committed to be released                            --          (236)            --          2,472
Issuance of grants under Recognition and
  Retention Plan                                                --            --             --             --
Purchase of shares granted under Recognition
  and Retention Plan                                            --           (73)            --             --
Amortization of earned portion of Recognition
  and Retention Plan                                            --            --             --             --
Other conversion related costs                                  --          (372)            --             --
                                                         ---------     ---------      ---------      ---------
Balance-September 30, 1998                               $     760     $ 740,596      $      --      $ (95,164)
                                                         =========     =========      =========      =========


                                                                                     Accumulated
                                                       Unearned                         Other
                                                      Common Stock      Retained    Comprehensive
                                                      Held  by  RRP     Earnings     Income/(Loss)       Total
                                                      -------------     --------     -------------       -----
Balance-March 31,1999                                    $ (33,918)     $ 340,019      $  (2,303)     $ 824,962
Comprehensive income:
   Net income for the six months ended
     September 30, 1999                                         --         25,021             --         25,021
   Other comprehensive income, net of tax benefit
     of $18.3 million
     Change in net unrealized losses on
       securities available-for-sale, net of tax                --             --        (17,898)       (17,898)
     Less: reclassification adjustment of
       net losses realized in net income, net of tax            --             --         (3,943)        (3,943)
                                                         ---------      ---------      ---------      ---------
Comprehensive income                                            --         25,021        (21,841)         3,180
Repurchase of common stock (5,467,508 shares)                   --             --             --        (72,370)
Treasury stock issued for Broad National
  Bancorporation acquisition (4,950,699 shares)                 --             --             --         66,059
Treasury Stock issued for options exercised
   (107,419 shares)                                             --             --             --            135
Dividends declared                                              --         (5,424)            --         (5,424)
ESOP shares committed to be released                            --             --             --          1,827
Amortization of earned portion of Recognition
 and Retention Plan                                          3,094             --             --          2,915
                                                         ---------      ---------      ---------      ---------
Balance-September 30, 1999                               $ (30,824)     $ 359,616      $ (24,144)     $ 821,284
                                                         =========      =========      =========      =========

Balance-March 31, 1998                                         $--      $ 298,876      $   5,847      $ 949,124
Comprehensive income:
  Net income for the six months ended
    September 30, 1998                                          --         21,428             --         21,428
  Other comprehensive income, net of tax of $2,238
    Change in net unrealized gains on securities
      available-for-sale, net of reclassification
      adjustment of $0                                          --             --         (3,231)        (3,231)
                                                         ---------      ---------      ---------      ---------
Comprehensive income                                            --         21,428         (3,231)        18,197
ESOP shares committed to be released                            --             --             --          2,236
Issuance of grants under Recognition and
  Retention Plan                                           (29,134)            --             --        (29,134)
Purchase of shares granted under Recognition
  and Retention Plan                                            --             --             --            (73)
Amortization of earned portion of Recognition
  and Retention Plan                                           100             --             --            100
Other conversion related costs                                  --             --             --           (372)
                                                         ---------      ---------      ---------      ---------
Balance-September 30, 1998                               $ (29,034)     $ 320,304      $   2,616      $ 940,078
                                                         =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                1999           1998
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  25,021      $  21,428
  Adjustments to reconcile net income to net cash
   provided by operating activities:

  Provision for loan losses                                      5,559          4,657
  Net loss (gain) on sale of loans and securities                1,776            (10)
  Amortization of deferred income and premiums                  (1,388)        (2,493)
  Amortization of intangibles                                    5,514          4,319
  Depreciation and amortization                                  4,418          3,712
  Deferred income tax benefit                                   (6,565)        (3,372)
  Amortization of unearned compensation of
    ESOP and RRP                                                 4,742          2,337
  Decrease (increase) in accrued interest receivable             1,941         (3,035)
  Decrease in accounts receivable-securities
   transactions                                                    299          8,930
  Increase (decrease) in accrued expenses and other
   liabilities                                                  19,704        (21,002)
  Other, net                                                   (28,001)        10,988
                                                             ---------      ---------
  Net cash provided by operating activities                     33,020         26,459
                                                             ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:

  Loan originations and purchases                             (886,170)      (681,502)
  Principal payments on loans                                  383,248        233,659
  Proceeds from sale of loans                                    1,708         31,714
  Proceeds from sale of securities available-for-sale          431,973        173,400
  Proceeds from maturities of securities
   available-for-sale                                          114,546        555,158
  Principal collected on securities
    available-for-sale                                         158,099         47,656
  Purchases of securities available-for-sale                  (322,367)      (644,446)
  Purchase of FHLB stock                                        (2,088)            --
  Cash consideration paid to acquire Broad                     (66,059)            --
  Cash and cash equivalents acquired from
    Broad acquisition                                          196,653             --
  Proceeds from sale of other real estate                          171             --
  Net additions to premises, furniture and equipment            (2,763)        (6,611)
                                                             ---------      ---------
  Net cash provided by (used in) investing activities            6,951       (290,972)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in demand and savings deposits        21,072       (111,128)
  Net (decrease) increase in time deposits                     (73,807)        12,401
  Net increase in borrowings                                    45,328         37,979
  Net decrease in escrow and other deposits                    (10,157)        (4,449)
  Repurchase of common stock                                   (72,370)            --
  Dividends paid                                                (5,424)            --
                                                             ---------      ---------
  Net cash used in financing activities                        (95,358)       (65,197)
                                                             ---------      ---------
  Net decrease in cash and cash equivalents                    (55,387)      (329,710)
  Cash and cash equivalents at beginning of period             279,885        857,251
                                                             ---------      ---------
  Cash and cash equivalents at end of period                 $ 224,499      $ 527,541
                                                             =========      =========

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                SIX MONTHS ENDED
                                                  SEPTEMBER 30,
                                                  -------------
                                                 1999        1998
                                                 ----        ----
SUPPLEMENTAL INFORMATION
  Income taxes paid                            $ 1,255     $10,302
                                               =======     =======
  Interest paid                                $94,136     $38,207
                                               =======     =======

NON-CASH INVESTING ACTIVITIES:
  Treasury Stock issued for Broad National
    Bancorporation acquisition                 $66,059     $    --
                                               =======     =======


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION/FORM OF OWNERSHIP

         Independence Community Bank (the "Bank"), formerly known as Independence Savings Bank, was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a mutual holding company (the "Mutual Holding Company").

         On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled.

         As part of the conversion, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS"). The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market.

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

         The Board of Directors declared the Company's fifth consecutive quarterly cash dividend on October 29, 1999. The dividend amounted to $0.06 per share of common stock and is payable on November 24, 1999 to shareholders of record on November 12, 1999.

         On May 27, 1999 the Company announced that its Board of Directors authorized a fourth stock purchase plan for up to five percent of common shares outstanding or 3,250,870 shares. As of September 30, 1999, 13,637,382 shares had been purchased at a cost of $198.4 million pursuant to the Company's four publicly announced repurchase programs.

         The purchased shares will be held as treasury stock and will be utilized to fund the stock portion of the merger consideration paid in acquisitions (see Note 2 - Acquisitions) as well as the Company's stock benefit plans, in particular, the 1998 Stock Option Plan, ("Option Plan") and for general corporate purposes.

2. ACQUISITIONS

         The Company completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National"), with and into the Bank, all effective as of July 31, 1999.

         Under the terms of the Agreement and Plan of Merger between Independence and Broad dated February 1, 1999 (the "Agreement"), the merger consideration consisted of approximately 50% Independence common stock and 50% cash. As a result of the completed election procedures and in accordance with the terms of a formula set forth in the Agreement, each Broad stockholder who submitted a valid election for stock consideration received 1.9859 shares of Independence common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and each Broad stockholder who submitted a valid election for cash consideration received $26.50 per share of Broad common stock except Broad stockholders who elected to receive cash as any portion of their consideration for their Broad shares received a portion of such consideration in the form of Independence common stock (the "Consideration Adjustment") in accordance with the terms of the Agreement. To the extent that certain Broad stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Broad common stock, such individuals received the entire portion of their stock election in the form of 1.9859 shares of Independence common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and the cash portion of their election was subject to the Consideration Adjustment described above. The remaining shares of Broad common stock for which a valid election was not submitted received 1.9859 shares of Independence common stock for each share of Broad common stock, plus cash in lieu of any fractional shares. The Broad transaction had an aggregate value of approximately $132 million assuming an acquisition value of $26.50 per share of Broad common stock.

         The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $105.9 million, which is being amortized on a straight line basis over 15 years. As a result of the acquisition, the Company operates 50 banking offices located in the greater New York Metropolitan area, which includes the five counties of New York City, Nassau County as well as the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex, which was formerly served by Broad National.

         On April 13, 1999, the Company announced that it had signed a definitive agreement to acquire Statewide Financial Corp.("Statewide"). Pursuant to the agreement, the Company will acquire Statewide, in a transaction valued at the time of execution of the definitive agreement at $25.25 per Statewide share. Upon completion of the acquisition, Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A., a New Jersey-chartered savings and loan association which operates 16 branches in Bergen, Hudson and Union Counties, will merge with and into the Bank. Based upon Statewide's public filings, at September 30, 1999, Statewide had assets totaling $743.7 million, deposits totaling $448.6 million and stockholders' equity of $53.8 million.

         Under the terms of the Statewide agreement, which was approved unanimously by both boards of directors, holders of Statewide common stock will receive cash or shares of the Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 50% paid in the Company's common stock and 50% paid in cash assuming the purchase consideration is $25.25 per share. The number of shares of the Company's common stock that any Statewide shareholder receives will be determined by an exchange ratio based on the average closing price of the Company's common stock during the pricing period as calculated pursuant to the terms of the agreement. The Statewide transaction had an aggregate value as of the date of execution of approximately $108 million.

         The Statewide transaction will be accounted for as a purchase and will not affect the Company's ability to repurchase shares of stock. The Company intends to repurchase in the open market all of the shares of common stock that will be issued in the transaction. The transaction currently is expected to close by January 31, 2000 and is subject to receipt of various regulatory approvals, approval by Statewide's stockholders and certain other conditions. Additional information concerning the agreement and the proposed acquisition is contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 1999.

         Concurrent with the execution of the agreement, Statewide granted an option to the Company to purchase up to 19.9% of Statewide's common shares then outstanding under certain circumstances.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report to Shareholders for the year ended March 31, 1999.

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

4. EARNINGS PER SHARE.

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "RRP") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 59,006,768 shares for the quarter ended September 30, 1999 compared to 70,552,467 and 70,576,375 shares, respectively for the quarter ended September 30, 1998. For the six months ended September 30, 1999 basic and diluted weighted average common shares outstanding were 58,509,369 shares compared to 70,517,458 and 70,529,477 shares, respectively, for the six months ended September 30, 1998.

5. BENEFIT PLANS

         Employee Stock Ownership Plan.

         To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on unallocated shares owned by the ESOP are also utilized to repay the debt. The collateral for the loan are the shares of common stock of the Company purchased by the ESOP.

         Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants will become 100% vested in the ESOP after three years of service. Compensation expense related to the 70,411 shares committed to be released during the second quarter of fiscal 2000 was $0.9 million and was $1.8 million with respect to the 140,822 shares committed to be released during the six months ended September 30, 1999. At September 30, 1999, 281,644 shares were allocated to participant accounts and 211,233 shares were committed for release.

         Recognition and Retention Plan

         The 1998 Recognition and Retention Plan ("RRP") was implemented in September 1998. The RRP may grant up to 4% of the common stock sold in the Conversion, or 2,816,435 shares. The RRP provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject to time vesting requirements. Certain key executive officers were granted performance based-shares. These shares become payable only upon the achievement of certain annually-defined corporate performance targets. During fiscal 1999, the RRP purchased all 2,816,435 shares in the open market. On September 25, 1998, (the "anniversary date"), the Board of Directors issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. On September 25, 1999, the Board of Directors granted a non-performance share award covering 15,363 shares. The stock awards are generally payable over a five-year period at a rate of 20% per year, beginning one year from the anniversary date. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. Compensation expense is recognized over the vesting period at the fair value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair value on the measurement date. The Company recorded compensation expense of $1.6 million and $2.9 million related to the RRP for the three and six months ended September 30, 1999, respectively.

         Option Plan

         The Option Plan was implemented in September 1998. The Option Plan may grant up to 10% of the common stock sold in the conversion, or 7,041,088 shares, to officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "anniversary date"), the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from the anniversary date. Subject to certain exceptions, options become 100% vested upon termination of employment due to death, disability or retirement. The option exercise price of $13.3125 per share was the fair market value of the Company's common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after it vests and generally is exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the six months ended September 30, 1999 or its statement of condition at September 30, 1999.

6. COMPREHENSIVE INCOME

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

7. SECURITIES AVAILABLE-FOR-SALE

         The amortized cost and estimated fair value of securities available-for-sale at September 30, 1999 are as follows:

                                                      GROSS          GROSS          ESTIMATED
                                      CARRYING      UNREALIZED     UNREALIZED         FAIR
                                        VALUE          GAINS         LOSSES           VALUE
                                        -----          -----         ------           -----
                                                           (IN THOUSANDS)

Investment securities:
 Debt securities:
   U.S. government and agencies       $  180,303     $       13     $  (10,774)     $  169,542
   Municipals                              3,661              2            (30)          3,633
                                      ----------     ----------     ----------      ----------
 Total debt securities                   183,964             15        (10,804)        173,175
                                      ----------     ----------     ----------      ----------
 Equity securities:
   Preferred                             145,592             --           (315)        145,277
   Common                                 22,840          2,422           (888)         24,374
                                      ----------     ----------     ----------      ----------
Total equity securities                  168,432          2,422         (1,203)        169,651
                                      ----------     ----------     ----------      ----------
Total investment securities              352,396          2,437        (12,007)        342,826
                                      ----------     ----------     ----------      ----------

Mortgage-related securities:

  FNMA pass through certificates           8,720             60            (35)          8,745
  GNMA pass through certificates          39,623          1,062            (32)         40,653
  FHLMC pass through
    certificates                           6,183             70            (49)          6,204
  Collateralized mortgage
    obligation bonds                     805,932              3        (33,959)        771,976
                                      ----------     ----------     ----------      ----------
Total mortgage-related securities        860,458          1,195        (34,075)        827,578
                                      ----------     ----------     ----------      ----------
Total securities available-
  for-sale                            $1,212,854     $    3,632       $(46,082)     $1,170,404
                                      ==========     ==========     ==========      ==========


The amortized cost and estimated fair value of securities available-for-sale at March 31, 1999 are as follows:

                                                        GROSS           GROSS          ESTIMATED
                                       CARRYING       UNREALIZED      UNREALIZED         FAIR
                                         VALUE          GAINS           LOSSES           VALUE
                                         -----          -----           ------           -----
                                                                   (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies      $   268,524     $       249     $    (4,550)     $   264,223
   Municipals                                699              --              --              699
   Corporate                                  78              --              --               78
                                     -----------     -----------     -----------      -----------
  Total debt securities                  269,301             249          (4,550)         265,000
                                     -----------     -----------     -----------      -----------
 Equity securities:
   Preferred                              15,000              --              --           15,000
   Common                                 47,457           6,995          (2,657)          51,795
                                     -----------     -----------     -----------      -----------
Total equity securities                   62,457           6,995          (2,657)          66,795
                                     -----------     -----------     -----------      -----------
Total investment securities              331,758           7,244          (7,207)         331,795
                                     -----------     -----------     -----------      -----------

Mortgage-related securities:

  FNMA pass through certificates           3,830              68             (23)           3,875
  GNMA pass through certificates          46,981           1,991             (16)          48,956
  FHLMC pass through
    certificates                           6,756             102             (38)           6,820
  Collateralized mortgage
    obligation bonds                   1,136,655           1,188          (7,661)       1,130,182
                                     -----------     -----------     -----------      -----------
Total mortgage related securities      1,194,222           3,349          (7,738)       1,189,833
                                     -----------     -----------     -----------      -----------
Total securities available-
  for-sale                           $ 1,525,980     $    10,593     $   (14,945)     $ 1,521,628
                                     ===========     ===========     ===========      ===========

8. LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.


                                        AT SEPTEMBER 30, 1999               AT MARCH 31, 1999
                                      --------------------------------------------------------
                                                      PERCENT                          PERCENT
                                                        OF                                OF
                                      AMOUNT           TOTAL         AMOUNT              TOTAL
                                      --------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
 Single-family residential         $  520,280             11.9%     $  491,523             14.0%
 Multi-family residential           2,571,693             58.9       2,195,879             62.6
 Commercial and other
  real estate                         502,134             11.5         250,105              7.1
                                   ----------     ------------      ----------     ------------
 Total principal balance of
  mortgage loans                    3,594,107             82.3       2,937,507             83.7
 Less net deferred fees                10,414              0.2          10,529              0.3
                                   ----------     ------------      ----------     ------------
Total mortgage loans                3,583,693             82.1       2,926,978             83.4
                                   ----------                       ---------

Other loans:

 Cooperative apartment loans          491,690             11.2         458,165             13.1
 Student loans                         39,828              0.9          41,633              1.2
 Home equity loans and lines           69,727              1.6          12,295              0.4
 Commercial business loans            138,354              3.2          39,362              1.1
 Consumer and other loans              41,994              1.0          28,382              0.8
                                   ----------     ------------      ----------     ------------
Total principal balance

 other loans                          781,593             17.9         579,837             16.6
Less unearned discounts and
 deferred fees                            720              0.0             334              0.0
                                   ----------     ------------      ----------     ------------
 Total other loans                    780,873             17.9         579,503             16.6

Total loans receivable              4,364,566            100.0%      3,506,481            100.0%
                                   ----------     ============      ----------     ============
Less allowance for loan losses         59,834                           46,823
                                   ----------                     ------------
Loans receivable, net              $4,304,732                       $3,459,658
                                   ==========                     ============

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

                                        AT SEPTEMBER 30, 1999         AT MARCH 31, 1999
                                        ---------------------         -----------------
                                                           (DOLLARS IN THOUSANDS)
Non-accrual loans
  Mortgage loans:
   Single-family residential                          $ 1,894                  $ 2,809
   Multi-family residential                             1,004                      830
   Commercial and other                                 2,973                    2,687
  Other loans:

   Cooperative apartment loans                            656                      381
   Consumer and commercial
     business loans(1)                                  3,236                      400
                                                      -------                  -------
     Total non-accrual loans                            9,763                    7,107
                                                      -------                  -------
Loans past due 90 days or more as to:

  Interest and accruing                                 1,770                    1,197
  Principal and accruing(2)                            15,524                   30,805
                                                      -------                  -------
     Total past due loans and accruing                 17,294                   32,002
                                                      -------                  -------
     Total non-performing loans                        27,057                   39,109
                                                      -------                  -------
Other real estate owned, net(3)                           157                      273
                                                      -------                  -------
Total non-performing assets                           $27,214                  $39,382
                                                      =======                  =======
Allowance for loan losses as a
 percent of total loans                                  1.37%                    1.34%
Allowance for loan losses as a
 percent of non-performing loans                       221.14                   119.72
Non-performing loans as a percent of
 total loans                                             0.62                     1.12
Non-performing assets as a percent
 of total assets                                         0.44                     0.71

----------------

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

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                   1999           1998
                                                   ----           ----
                                                   (DOLLARS IN THOUSANDS)

Allowance at beginning of period                  $46,823      $36,347
                                                  -------      -------
Allowance of acquired institution                   6,658           --
Provision:

  Mortgage loans(1)                                 5,550        3,800
  Consumer and commercial business loans                9          858
                                                  -------      -------
  Total provisions                                  5,559        4,658
                                                  -------      -------
Charge-offs:

   Mortgage loans(1)                                   42          138
   Consumer and commercial business loans(2)           75          122
                                                  -------      -------
   Total charge-offs                                  117          260
                                                  -------      -------
Recoveries:

   Mortgage loans(1)                                  126          237
   Consumer and commercial business loans (2)         785          105
                                                  -------      -------
   Total recoveries                                   911          342
                                                  -------      -------
Net recoveries                                        794           82
                                                  -------      -------
Allowance at end of period                        $59,834      $41,087
                                                  =======      =======

Allowance for possible loan
   losses as a percent of total loans                1.37%        1.29%

Allowance for possible loan
   losses as a percent of total
   non-performing loans(3)                         221.14%      117.02%


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

         Certain information in this Form 10-Q may constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, changes in accounting principles, policies or guidelines, changes in legislation or regulation, loan demand, real estate values and deposit flows and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's and the Bank's investments and operations.

CHANGES IN FINANCIAL CONDITION

GENERAL.

         Total assets at September 30, 1999 were $6.15 billion, an increase of $610.8 million, from $5.54 billion at March 31, 1999. The increase resulted primarily from the Broad acquisition partially offset by the use of the Company's assets to repurchase its stock in the open market. As of the acquisition date, Broad had total assets of approximately $646.3 million, total deposits of $584.8 million and total equity of $33.9 million. During the six months ended September 30, 1999, the Company had increases of $858.1 million in the total loan portfolio, $100.4 million in intangible assets and $63.0 million in other assets while its securities available-for-sale portfolio decreased $351.2 million and cash and cash equivalents decreased $55.4 million during the same period.

CASH, CERTIFICATES OF DEPOSIT, COMMERCIAL PAPER AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS").

         Cash and cash equivalents decreased from $279.9 million at March 31, 1999 to $224.5 million at September 30, 1999. The $55.4 million decrease was principally due to decreases in cash and due from banks as well as Federal funds sold as a result of funding mortgage loans, which decrease was partially offset by the acquisition of cash and cash equivalents from Broad.

SECURITIES AVAILABLE-FOR-SALE.

         The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $351.2 million from $1.52 billion at March 31, 1999 to $1.17 billion at September 30, 1999. Total securities were reduced during the six months in order to fund mortgage originations, consisting of primarily multi-family residential loans. As of September 30, 1999 and March 31, 1999, the Company's investment securities totaled $342.8 million and $331.8 million, respectively, all of which were classified as available for sale. The Company acquired $70.8 million of investment securities due to the Broad acquisition.

         The Company's mortgage-related securities, a portion of which at September 30, 1999 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), decreased from $1.19 billion at March 31, 1999 to $827.6 million (all of which were classified as available for sale) at September 30, 1999. As a result of the Broad transaction $5.9 million of mortgage-related securities were acquired.

         At September 30, 1999, the Company had a $24.1 million net unrealized loss on available-for-sale investment and mortgage-related securities.

LOANS, NET.

         Loans, net, increased by $845.1 million or 24.4% to $4.30 billion at September 30, 1999 from $3.46 billion at March 31, 1999. The Company acquired $362.3 million of loans, consisting primarily of commercial real estate and commercial business loans, as a result of the Broad acquisition. During the first six months of fiscal 2000 the Company originated approximately $802.7 million of mortgage loans, compared to $611.8 million in the corresponding period of last year. These mortgage loans, consisting primarily of multi-family residential loans, were originated primarily for retention in its loan portfolio. The increased level of loan production is partially attributable to the refinance market in the earlier part of the year. The Company's continued emphasis on multi-family residential mortgage loan originations resulted in a net increase of $375.8 million, or 17.1%, in multi-family loans from $2.20 billion at March 31, 1999 to $2.57 billion at September 30, 1999. These loans currently comprise 58.9% of the loan portfolio compared to 62.6% at March 31, 1999.

NON-PERFORMING ASSETS.

         The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets declining to 44 basis points (0.44%) at September 30, 1999 compared to 71 basis points (0.71%) at March 31, 1999. At September 30, 1999, the Company's non-performing assets consisted of $9.8 million of non-accrual loans, $1.8 million of loans past due 90 days or more as to interest and accruing, $15.5 million of loans past due 90 days or more as to principal and accruing ($11.4 million of which were multi-family loans and $3.9 million of which were commercial and other real estate loans) and $157,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets decreased by $12.2 million to $27.2 million at September 30, 1999 from $39.4 million at March 31, 1999. This decrease was primarily due to satisfactions on loans which were 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule.

ALLOWANCE FOR LOAN LOSSES.

         The Company's allowance for loan losses amounted to $59.8 million at September 30, 1999 as compared to $46.8 million at March 31, 1999. At September 30, 1999, the Company's allowance amounted to 1.37% of total loans and 221.1% of total non-performing loans compared to 1.34% and 119.7%, at March 31, 1999, respectively. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

         The Company's allowance for loan losses increased $13.0 million from March 31, 1999 to September 30, 1999 due to $6.7 million acquired as a result of the Broad acquisition, provisions of $5.5 million, and net recoveries of $794,000. The increase during the period was due to several factors, including growth in the size of the Company's loan portfolio, the Company's increasing investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area (including northern New Jersey), which loans as a general matter are considered to involve a greater risk of loss than single-family residential loans, and an increase in the number of larger multi-family residential and individual cooperative apartment loans as compared to prior years.

INTANGIBLE ASSETS.

         The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i)the acquisition of Broad and its wholly owned subsidiary Broad National Bank, effective July 31, 1999, (ii)the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (iii)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At September 30, 1999, intangibles totaled $147.6 million and consisted of $104.7 million related to the acquisition of Broad, $19.0 million related to the acquisition of Bay Ridge and $23.9 million related to the Branch Acquisitions. The Company's intangible assets increased by $100.4 million to $147.6 million at September 30, 1999 from $47.2 million at March 31, 1999 as a result of the Broad acquisition offset partially by the amortization of the intangible assets during the six months ended September 30, 1999. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized. The recently completed Broad transaction has and the pending Statewide transaction will increase intangible assets and the related amortization of intangibles will directly impact fiscal 2000 earnings.

DEPOSITS.

         Deposits increased $532.1 million or 15.4% to $3.98 billion at September 30, 1999. The increase was due to $584.8 million of deposits acquired as a result of the Broad acquisition, deposit outflows totaling $119.0 million which was partially offset by interest credited of $66.3 million. The deposit outflows in the six months of the fiscal year were attributable to disintermediation primarily as a result of customer transfers of funds to the equities markets and, to a lesser extent, to other financial institutions conducting deposit gathering campaigns by paying above market rates.

EQUITY.

         At September 30, 1999, total stockholders' equity totaled $821.3 million, compared to $825.0 million at March 31, 1999. This $3.7 million decrease was primarily due to a $72.4 million reduction in capital due to the purchase of shares in connection with the Company's stock repurchase program, a $5.4 million decrease for dividends paid and a net $21.8 million increase in the unrealized loss on securities available for sale reflecting the effect of the recent shift in interest rates. Such reductions were partially offset by $66.1 million of treasury shares reissued in connection with the Broad acquisition, net income of $25.0 million, amortization of earned portion of RRP of $2.9 million and $1.8 million related to ESOP shares committed to be released for the first six months of fiscal 2000. Tangible book value per share was $9.99 and the tangible equity to assets ratio was 11.23% at September 30, 1999.

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


                                                              For the three months ended
                                                September 30, 1999                                 September 30, 1998
                                                ------------------                                 ------------------
                                                                                                             (Dollars in Thousands)
                                                                          Average                                           Average
                                    Average                                Yield/      Average                               Yield/
                                    Balance         Interest                Cost       Balance         Interest               Cost
                                    -------         --------                ----       -------         --------               ----
Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                  $3,420,742      $   63,008               7.37%     $2,502,953      $   48,000              7.67%
  Other loans:
   Cooperative apartment
    loans                            494,380           8,558               6.92         406,796           7,287              7.16
   Consumer and commercial
    business loans(2)                232,796           4,777               8.21         119,497           2,565              8.52
                                     -------           -----                            -------           -----
    Total loans                    4,147,919          76,343               7.36       3,029,246          57,852              7.64
Mortgage-related securities          877,630          13,681               6.24         320,990           5,364              6.68
Investment securities                328,382           4,466               5.44         832,251          12,041              5.79
Other interest-earning
 assets(3)                           263,932           3,378               5.12         459,473           6,318              5.50
                                     -------           -----                            -------           -----
  Total interest-earning
   assets                          5,617,862          97,868               6.97       4,641,960          81,575              7.03
                                                       -----               ----                           -----              ----
Non-interest-earning
 assets                              303,137                                            199,702
                                     -------                                            -------
  Total assets                    $5,920,999                                         $4,841,662
                                  ==========                                         ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)              $  894,256      $    3,934               1.75      $  634,227      $    3,571              2.23
  Savings deposits                 1,049,375           5,642               2.13         973,265           6,242              2.54
  Certificates of deposit          1,909,478          24,329               5.05       1,693,061          23,124              5.42
                                   ---------          ------                          ---------          ------
   Total deposits                  3,853,109          33,905               3.49       3,300,553          32,937              3.96
                                   ---------          ------                          ---------          ------
  Cumulative trust
    preferred securities               7,667             182               9.50              --              --               .00
 Total borrowings                  1,122,179          15,277               5.40         469,168           6,793              5.74
                                   ---------          ------                            -------           -----
 Total interest-bearing
  liabilities                      4,982,954          49,364               3.93       3,769,721          39,730              4.18
                                                      ------               ----                           -----
Non-interest-bearing
  liabilities                        131,531                                            110,480
                                     -------                                            -------
 Total liabilities                 5,114,485                                          3,880,201
Total equity                         806,514                                            961,461
                                     -------                                            -------
 Total liabilities and
  equity                          $5,920,999                                         $4,841,662
                                  ==========                                         ==========
Net interest-earning
 assets                           $  634,908                                         $  872,239
                                  ==========                                         ==========
Net interest income/interest
 rate spread                                      $   48,504              3.04%                      $   41,845               2.85%
                                                  ==========              ====                       ==========               ====
Net interest margin                                                       3.48%                                               3.63%
                                                                          ====                                                ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                             1.13x                                               1.23x
                                                                          ====                                                ====



                                                         For the six months ended
                                                         ------------------------
                                    September 30, 1999                                    September 30, 1998
                                    ------------------                                    ------------------

                                                                       Average                                            Average
                                   Average                              Yield/       Average                               Yield/
                                   Balance         Interest              Cost        Balance        Interest               Cost
                                   -------         --------              ----        -------        --------               ----

Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                  $3,218,754     $  118,844               7.38%     $2,413,693     $   93,439              7.74%
  Other loans:
   Cooperative apartment
    loans                            479,811         16,629               6.93         396,442         14,272               7.20
   Consumer and commercial
    business loans(2)                177,537          7,235               8.13         120,336          5,221              8.65
                                     -------          -----                            -------          -----
    Total loans                    3,876,102        142,708               7.36       2,930,471        112,932              7.71
Mortgage-related securities          998,083         31,176               6.25         220,173          7,517              6.83
Investment securities                302,847          8,111               5.36         888,994         24,583              5.53
Other interest-earning
 assets(3)                           302,805          7,442               4.92         564,768         16,065              5.88
                                     -------          -----               ----         -------         ------
  Total interest-earning
   assets                          5,479,836        189,437               6.91       4,604,406        161,097              7.00
                                                      -----               ----                         ------              ----
Non-interest-earning
 assets                              251,349                                           206,720
                                     -------                                           -------
  Total assets                   $ 5,731,185                                     $   4,811,126
                                 ===========                                     =============

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)              $  814,214     $    7,550               1.85      $  658,805     $    7,111              2.15
  Savings deposits                 1,012,076         11,380               2.24         981,191         12,886              2.62
  Certificates of deposit          1,852,088         47,345               5.10       1,699,981         46,655              5.47
                                   ---------         ------                          ---------         ------
   Total deposits                  3,678,378         66,275               3.59       3,339,977         66,652              3.98
                                   ---------         ------                          ---------         ------
  Cumulative trust
    preferred securities               3,833            182               9.50              --             --               .00
 Total borrowings                  1,119,951         30,339               5.40         396,862         11,318              5.69
                                   ---------         ------               ----         -------         ------              ----
 Total interest-bearing
  liabilities                      4,802,162         96,796               4.02       3,736,839         77,970              4.16
                                                     ------               ----                         ------              ----
Non-interest-bearing
  liabilities                        123,374                                           117,189
                                     -------                                           -------
 Total liabilities                 4,925,536                                         3,854,028
Total equity                         805,649                                           957,098
                                     -------                                           -------
 Total liabilities and
  equity                       $   5,731,185                                     $   4,811,126
                               =============                                     =============
Net interest-earning
 assets                        $     677,674                                     $     867,567
                               =============                                     =============
Net interest income/interest
 rate spread                                     $   92,641              2.89%                     $   83,127               2.84%
                                                 ==========              ====                      ==========               ====
Net interest margin                                                      3.39%                                              3.61%
                                                                         ====                                               ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                                            1.14x                                             1.23x
                                                                         ====                                              ====

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


                                    Three months ended September 30, 1999              Six months ended September 30, 1999
                             compared to three months ended September 30, 1998  compared to six months ended September 30, 1998
                             -------------------------------------------------  -----------------------------------------------
                                                                      (In Thousands)
                                             Increase               Total Net            Increase               Total Net
                                         (Decrease) due to          Increase          (Decrease) due to         Increase
                                         -----------------          --------          -----------------         --------
                                        Rate        Volume         (Decrease)        Rate       Volume         (Decrease)
                                        ----        ------         ----------        ----       ------         ----------
Interest-earning assets:
Loans receivable:
 Mortgage loans                    $  (1,947)     $  16,955      $  15,008      $    (705)     $  26,110      $  25,405
 Co-operative apartment loans           (241)         1,512          1,271            (98)         2,455          2,357

 Consumer and commercial
  business loans(1)                      (96)         2,308          2,212            (52)         2,066          2,014
                                         ---          -----          -----            ---          -----          -----

Total loans receivable                (2,284)        20,775         18,491           (855)        30,631         29,776

Mortgage-related securities             (385)         8,702          8,317            (68)        23,727         23,659
Investment securities                   (688)        (6,887)        (7,575)          (734)       (15,738)       (16,472)

Other interest-earning assets           (410)        (2,530)        (2,940)        (2,245)        (6,378)        (8,623)
                                        ----         ------         ------         ------         ------         ------

Total net change in income on
 interest-earning assets              (3,767)        20,060         16,293         (3,902)        32,242         28,340

Interest-bearing liabilities:
 Deposits:

  Demand deposits                       (886)         1,249            363        (18,889)        19,328            439
  Savings deposits                    (1,056)           456           (600)       (11,430)         9,924         (1,506)

  Certificates of deposit             (1,593)         2,798          1,205        (55,476)        56,166            690
                                      ------          -----          -----        -------         ------            ---

Total deposits                        (3,535)         4,503            968        (85,795)        85,418           (377)

Cumulative trust preferred
  securities                              --            182            182             --            182            182
Borrowings                                (6)         8,490          8,484        (16,649)        35,670         19,021
                                          --          -----          -----        -------         ------         ------

Total net change in expense on
 interest-bearing liabilities         (3,541)        13,175          9,634       (102,444)       121,270         18,826
                                      ------         ------          -----       --------        -------         ------

Net change in net interest
 income                            $    (226)     $   6,885      $   6,659      $  98,542      $ (89,028)     $   9,514
                                   =========      =========      =========      =========      =========      =========


(1)Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL.

         The Company reported a 47% increase in diluted earnings per share to $0.22 per diluted share for the quarter ended September 30, 1999 compared to $0.15 per diluted share for the quarter ended September 30, 1998. Net income increased 23.8% to $13.0 million for the quarter ended September 30, 1999 compared to $10.5 million for the quarter ended September 30, 1998.

         Cash earnings (which include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock related benefit plans, net of tax) for the second quarter of fiscal year 2000 increased 34.2% to $17.9 million and increased 58% per diluted share to $0.30 compared to the same period in the prior fiscal year. Management believes the reporting of cash earnings along with traditional earnings per share calculated in accordance with generally accepted accounting principles provides a more complete picture of the Company's operating performance.

NET INTEREST INCOME.

         Net interest income increased by $6.7 million or 15.9% to $48.5 million for the three months ended September 30, 1999 as compared to $41.8 million for the period ended September 30, 1998. The increase was due to a $16.3 million increase in interest income offset in part by a $9.6 million increase in interest expense. The growth in net interest income reflects primarily the $975.9 million increase in average interest-earning assets during the three months ended September 30, 1999 resulting in large part from the Broad acquisition compared to the three months ended September 30, 1998. This growth was partially offset by a lower interest rate environment resulting from the flattening of the yield curve as well as compression of net interest rate margin due to the leveraging of the balance sheet.

         The Company's net interest margin was 3.48% and 3.63% for the three months ended September 30, 1999 and 1998, respectively. The 15 basis point decrease in net interest margin for the 1999 period is primarily the result of the Company's leveraging strategy during fiscal 1999 under which the increased investment in mortgage-related securities and to a lesser extent multi-family mortgage loans were funded with FHLB advances which bear interest generally at higher rates than deposits, thus increasing the Company's cost of funds. Also contributing to the interest margin compression were the generally lower yields on loan originations in the 1999 periods combined with the downward repricing of adjustable-rate mortgages. This decline was partially offset by a reduction in the overall cost of deposits. The decline also reflected the Company's use of $198.4 million of its earning assets to fund its stock repurchase program.

         The increase in interest income was primarily due to a $975.9 million increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 7.03% to 6.97%. The increase in the average balance was primarily attributable to the combination of the Company's leveraging strategy initiated in fiscal 1999 and the assets acquired in connection with the acquisition of Broad. Interest income on loans increased $18.5 million due to a $1.12 billion increase in the average balance of loans partially offset by a 28 basis point decline in the yield earned on loans from 7.64% for the three-month fiscal 1999 period to 7.36% for the three-month fiscal 2000 period. The decline in yield is attributable to the effects of originations at lower current interest rates combined with the repricing downward of some of the Company's adjustable-rate loans in addition to the pre-payments of higher yielding mortgages. Income on investment securities decreased $7.6 million due to a $503.9 million decrease in the average balance of investment securities for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Interest income on mortgage-related securities increased $8.3 million during the second quarter of fiscal 2000 compared to the same period in fiscal 1999 as a result of a $556.6 million increase in the average balance of these securities which was partially offset by a 44 basis point decline in the yield earned. In conjunction with its leverage strategy, the Company repositioned its balance sheet from investment securities to higher yielding mortgage-related securities. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $2.9 million in the current quarter compared to the prior year quarter due to a decrease of $4.1 million of interest income earned from securities lending activities which was partially offset by increases of $0.6 million in dividends on FHLB stock and $0.3 million in interest on federal funds and overnight deposits.

         Interest expense increased $9.6 million to $49.4 million or 24.2% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increased FHLB borrowings associated with the implementation of the Company's leverage strategy resulted in additional interest expense of $12.5 million. The increase was partially offset by a $4.1 million decrease in interest paid on borrowings related to securities lending activities. The $552.6 million increase in the average balance of deposits increased interest paid on deposits by $1.0 million which was partially offset by a 47 basis point decline in the average rate paid on deposits to 3.49% for the quarter ended September 30, 1999 compared to 3.96% for the quarter ended September 30, 1998 reflecting declines in market rates of interest.

PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses increased from $2.3 million for the three months ended September 30, 1998 to $2.9 million for the three months ended September 30, 1999. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which, while not delinquent, may be subject to greater risk of loss.

NON-INTEREST INCOME.

         Non-interest income increased $2.5 million to $5.1 million for the three months ended September 30, 1999 compared to $2.6 million for the three months ended September 30, 1998. Service fee income increased $2.5 million primarily as a result of fee income generated by the Broad branch network, increased fees on sales of annuities and mutual funds and an increase in banking service and ATM fees. The Company recognized a net gain of $0.4 million on the sale of approximately $56 million of securities which were sold to fund mortgage originations. Other non-interest income decreased $0.4 million as a result of lower mortgage prepayment fees of $0.5 million associated with the refinancing of mortgage loans.

NON-INTEREST EXPENSES.

         Non-interest expense amounted to $29.4 million for the quarter ended September 30, 1999 compared to $25.3 million for the quarter ended September 30, 1998. The $4.1 million growth in expenses was primarily attributable to increases in personnel costs of $3.3 million, amortization of intangibles of $1.2 million and other non-interest expenses of $0.4 million. These increases were offset by a $0.9 million decrease in data processing service expense.

         Compensation and employee benefits expense increased $3.3 million or 34.1% to $13.0 million for the three months ended September 30, 1999 as compared to the same period in the prior year. The increase is primarily the result of a $1.6 million expense due to the implementation of the Company's 1998 Recognition and Retention Plan during the later part of the second quarter of fiscal 1999, $1.5 million of staff additions relating to the Broad acquisition as well as normal merit salary increases.

         Data processing service expenses decreased by $0.9 million or 28.4% to $2.3 million during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. During the 1999 period, the Company was involved in the second phase of its data processing conversion which was completed during the fourth quarter of fiscal 1999. Accordingly, the Company's data processing costs have substantially declined.

         Amortization of intangibles increased $1.2 million or 55.9% to $3.4 million for the quarter ended September 30, 1999 as compared to $2.2 million for the quarter ended September 30, 1998. The increase is primarily due to approximately $105.9 million of goodwill associated with the Broad acquisition which is being amortized over 15 years.

         Other non-interest expenses increased $0.4 million for the three months ended September 30, 1999 compared to the same period in the prior year primarily due to additional expenses associated with the expansion of operations resulting from the acquisition of Broad National Bank. These expenses also include items such as equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

INCOME TAXES.

         Income tax expense amounted to $8.2 million and $6.3 million for the three months ended September 30, 1999 and 1998, respectively. The increase experienced in the fiscal 2000 period reflected in part the increase in the Company's income before income taxes as well as an increase in the Company's effective tax rate for the three months ended September 30, 1999 to 38.7% compared to 37.5% for the three months ended September 30, 1998.

         As of September 30, 1999, the Company had a net deferred tax asset of $78.3 million. No valuation allowance was deemed necessary with respect to such asset.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL.

         The Company reported a 43% increase in diluted earnings per share to $0.43 per share for the six months ended September 30, 1999 compared to $0.30 per diluted share for the six months ended September 30, 1998. Net income for the six months ended September 30, 1999 increased $3.6 million, or 16.8% to $25.0 million, compared to the six months ended September 30, 1998.

         Cash earnings for the six months ended September 30, 1999 increased 23.2% to $33.5 million compared to $27.2 million for the same period of the prior year. Cash earnings per diluted share increased 46.2% to $0.57 as compared to $0.39 for the six months ended September 30, 1998.

         The $3.6 million increase in net income during the six months ended September 30, 1999 compared to the same period in the prior year was primarily due to increases of $9.5 million in net interest income and $1.6 million in non-interest income. These increases were partially offset by a $5.1 million increase in non-interest expense, a $1.5 million increase in the provision for income taxes and a $0.9 million increase in provision for loan losses.

NET INTEREST INCOME.

         Net interest income increased by $9.5 million or 11.5% to $92.6 million for the six months ended September 30, 1999 as compared to the same period in 1998. The increase was due to a $28.3 million increase in interest income offset in part by a $18.8 million increase in interest expense. The growth in net interest income reflects primarily the $875.4 million increase in average interest-earning assets resulting in large part from the Broad acquisition during the six months ended September 30, 1999 compared to the six months ended September 30, 1998, which was partially offset by a lower interest rate environment resulting from the flattening of the yield curve as well as compression associated with the leveraging of the balance sheet.

         The Company's net interest margin was 3.39% and 3.61% for the six months ended September 30, 1999 and 1998, respectively. The 22 basis point decrease in net interest margin for the 1999 period is primarily the result of the Company's leveraging strategy during fiscal 1999 under which the increased investment in mortgage-related securities was funded with FHLB advances which bear interest generally at higher rates than deposits, thus increasing the Company's cost of funds. Also contributing to the interest margin compression were the generally lower yields on loan originations in the 1999 periods combined with the downward repricing of adjustable-rate mortgages. This decline was partially offset by a reduction in the overall cost of deposits. The decline also reflected the Company's use of $198.4 million of its earning assets to fund its stock repurchase program.

         The increase in interest income was primarily due to a $875.4 million increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 7.00% to 6.91%. Interest income on loans increased $29.8 million due to a $945.6 million increase in the average balance of loans partially offset by a 35 basis point decline in the yield earned on loans from 7.71% for the fiscal 1999 period to 7.36% for the fiscal 1999 period. The decline in yield is attributable to the effects of originations at lower current interest rates combined with the repricing downward of some of the Company's adjustable-rate loans. Income on investment securities decreased $16.5 million due to a $586.1 million decrease in the average balance of investment securities along with a decline in the yield earned from 5.53% for the six months ended September 30, 1998 to 5.36% for the six months ended September 30, 1999. Interest income on mortgage-related securities increased $23.7 million during the first six months of fiscal 2000 compared to the same period in fiscal 1999 as a result of a $777.9 million increase in the average balance of these securities which was partially offset by a 58 basis point decline in the yield earned. In conjunction with its leverage strategy, the Company repositioned its balance sheet from investment securities to higher yielding mortgage-related securities. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $8.6 million in the current six months compared to the prior year six months primarily due to a decrease of $8.4 million of interest income earned from securities lending activities in the 1998 period along with a $0.6 million decrease in interest on federal funds and overnight deposits. Partially offsetting these decreases was a $1.0 million increase in dividends on FHLB stock.

         Interest expense increased $18.8 million or 24.1% for the six months ended September 30, 1999 as compared to the six months ended September 30, 1998. Interest expense on borrowings increased by $19.0 million as a result of the increased FHLB borrowings associated with the implementation of the Company's leverage strategy. This increase was partially offset by a decrease of $0.4 million in interest paid on deposits due to a 39 basis point decline in the average rate paid on deposits to 3.59% for the six months ended September 30, 1999 compared to 3.98% for the six months ended September 30, 1998 reflecting decreases in market rates of interest which was partially offset by a $338.4 million increase in the average balance of deposits.

PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses increased by $0.9 million or 19.4% to $5.6 million as compared to $4.7 million for the same period in the prior year. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which while not delinquent may be subject to greater risk of loss than single-family owner occupied residential loans.

NON-INTEREST INCOME.

         For the six months ended September 30, 1999 non-interest income increased $1.6 million or 29.5% from $5.4 million for the six months ended September 30, 1998 to $7.0 million for the six months ended September 30, 1999. The increase was primarily due to a $3.4 million increase in service fee income primarily as a result of fee income generated by the Broad branch network, increased fees on sales of annuities and mutual funds and an increase in banking service and ATM fees. The increase was partially offset by a net loss of $1.8 million recognized on the sale of approximately $435 million of securities which were sold to fund mortgage loan originations and stock repurchases.

NON-INTEREST EXPENSES.

         Non-interest expense increased by $5.1 million, or 10.5%, to $53.8 million for the six months ended September 30, 1999. The increase in expenses was attributable to increases in personnel costs of $4.3 million, amortization of intangibles of $1.2 million, other non-interest expenses of $1.0 million and advertising expense of $0.4 million. These increases were partially offset by a decrease in data processing service expenses of $1.8 million.

         Compensation and employee benefits expense increased $4.3 million, or 22.6%, to $23.2 million for the six months ended September 30, 1999 as compared to the same period in the prior year. The increase is primarily the result of a $2.9 million increase in expense due to the implementation of the Company's 1998 Recognition and Retention Plan during the later part of the second quarter of fiscal 1999, $1.5 million of staff additions relating to the Broad acquisition as well as normal merit salary increases.

         Data processing service expenses decreased $1.8 million, or 28.8%, to $4.4 million during the six months ended September 30, 1999, respectively as compared to the six months ended September 30, 1998. During the 1999 period the Company was involved in the second phase of its data processing conversion. Such second phase was completed during the fourth quarter of fiscal 1999. Accordingly, the Company's data processing costs have substantially declined.

         For the six months ended September 30, 1999 advertising expense amounted to $2.8 million as compared to $2.4 million for the six months ended September 30, 1998. The increase reflects the Company's determination to increase its market presence through, in part, increased advertising in print media and radio.

         Amortization of intangibles increased 27.7% to $5.5 million for the six months ended September 30, 1999 compared to $4.3 million for the same period in the prior year. The increase is primarily due to $105.9 million goodwill recognized as a result of the Broad acquisition which is being amortized over 15 years.

         Other non-interest expenses increased $1.0 million for the six months ended September 30, 1999 as compared to the six months ended September 30, 1998 primarily due to additional expenses associated with the expansion of operations resulting from the acquisition of Broad National Bank. These expenses included items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security.

INCOME TAXES.

         Income tax expense amounted to $15.2 million and $13.7 million during the six months ended September 30, 1999 and 1998, respectively. The increase experienced in the fiscal 2000 period reflected in part the increase in the Company's income before income taxes. In addition, the Company's effective tax rate for the six months ended September 30, 1999 was 37.8% compared to 39.1% for the six months ended September 30, 1998.

REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 1999.

                                REQUIRED                ACTUAL                EXCESS
                           PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT     AMOUNT
                           -----------------     ------------------     ------------------
                                                        (DOLLARS IN THOUSANDS)
Tier I leverage capital
 ratio(1)(2)                 4.0%    $234,655      8.9%     $520,484      4.9%    $285,829

Risk-based capital
 ratios: (2)
 Tier I                      4.0      182,625     11.4       520,484      7.4      337,859
 Total                       8.0      365,250     12.7       580,160      4.7      214,910


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

LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. Historically the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds during the past five years. However, due to the increased demand for mortgage loans during fiscal 1999 and as part of the Company's leverage strategy, the Company has increased its FHLB advances which totaled $1.17 billion at September 30, 1999.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or Dutch Auction Rate Treasury Securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and debt and equity securities. At September 30, 1999, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans and other loans aggregating $112.1 million and $81.0 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve months ended September 30, 2000. Certificates of deposit scheduled to mature in one year or less at September 30, 1999, totaled $1.75 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

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

         The costs of modifications to the existing software are being primarily absorbed by the third party vendors. However, the Company recognizes the need to purchase new hardware and software. Based upon current estimates, the Company has identified approximately $3.4 million in total costs, including hardware, software, and other costs, for completing the Year 2000 project. Of that amount, approximately $1.7 million and $0.3 million were expensed during the fiscal years ended March 31, 1999 and 1998, respectively. The Company has expensed $0.7 million in the first six months of fiscal 2000 and has budgeted another $0.7 million for the remainder of fiscal 2000.

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

         Pursuant to FFIEC guidelines, the Company has adopted a Liquidity Contingency Plan to address the potential liquidity issues that federal banking regulations have raised. These plans include ordering extra currency, utilizing lines of credit, holding more liquid investments in order to provide the Bank with the ability to maintain smooth operations in the event of abnormally large withdrawals of funds by consumers concerned with the effect of the advent of the Year 2000.

         Please be advised that this portion of this Quarterly Report is designated as a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act (Public Law 105-271, October 19, 1998). It is intended for informational purposes only and is not intended to be a representation or warranty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  For a discussion of the Company's asset and liability management policies of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which was filed with the Securities and Exchange Commission on June 28, 1999.

         One of the methods the Company utilizes to predict the effect of changing interest rates on assets and liabilities is to estimate the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of September 30, 1999.

                                                                                 NPV AS % OF
CHANGE (IN BASIS POINTS)                                                           PORTFOLIO
IN INTEREST RATES                         NET PORTFOLIO VALUE                   VALUE OF ASSETS
                                                                              NPV            CHANGE IN
                             AMOUNT         $ CHANGE         % CHANGE        RATIO           NPV RATIO
                             ------         --------         --------        -----           ---------
+300                         614,609        (397,567)         (39.28)%       11.27%            (5.17)%
+200                         754,811        (257,364)         (25.43)        13.26             (3.18)
+100                         887,720        (124,455)         (12.30)        14.98             (1.46)
   0                       1,012,175              --              --         16.44                --
-100                       1,133,529         121,353           12.01         17.75              1.32
-200                       1,270,666         258,491           25.54         19.23              2.79
-300                       1,452,104         439,929           43.46         21.19              4.75

         As of September 30, 1999, the Company's NPV was $1.01 billion, or 16.44% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $754.8 million, or 13.26% of the market value of assets. The change in the NPV ratio or the Company's Sensitivity Measure was negative 3.18%.

PART II                             OTHER INFORMATION

         Item 1.  Legal Proceedings
                           Not applicable

         Item 2.  Changes in Securities and use of Proceeds
                           Not applicable

         Item 3.  Defaults upon Senior Securities
                           Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The Company held its Annual Meeting of Stockholders on July 23, 1999. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated June 23, 1999. Of the 65,059,876 shares eligible to vote at the meeting, 53,230,403 were represented in person or by proxy.



                  (b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected for a three year term expiring in 2002, as follows:

                                               No. of Votes             No. of Votes
                                                   For                    Withheld
                                                   ---                    --------
                     Willard N. Archie          51,903,191                1,327,212
                     Donald H. Elliott          51,896,895                1,333,506
                     Janine Luke                51,824,668                1,405,735
                     Malcolm MacKay             51,922,527                1,307,875

            The following directors are serving terms of office that continue through 2000,2001 and 2002, as noted:


                     Director                        Year Term Expires
                     --------                        -----------------
                     Chaim Edelstein                       2000
                     Donald Kolowsky                       2000
                     Joseph S. Morgano                     2000
                     Wesley D. Ratcliff                    2000
                     Robert B. Catell                      2001
                     Rohit M. Desai                        2001
                     Robert W. Gelfman                     2001
                     Charles J. Hamm                       2001
                     Scott M. Hand                         2001
                     Donald M. Karp                        2002

         (c) One additional proposal was submitted for a vote, with the following results:

                                            No. of Votes        No. of Votes        No. of Votes
                                                For                Against           Abstaining
                                                ---                -------           ----------
         (1)Ratification of
         the appointment of
         Ernst & Young LLP
         as independent
         auditors for the
         fiscal year ending
         March 31, 2000                     52,642,848            384,925             202,628


Item 5.  Other Information
         The Company amended its bylaws effective July 31, 1999 in order to enable the Company to be in compliance with certain provisions of the Agreement and Plan of Merger dated February 1, 1999 between Broad National Bancorporation and the Company. The bylaw amendments provided for the addition of the office of Vice Chairman and for certain changes in procedures related to the conduct of Board meetings. See Exhibit 3.2


Item 6.  Exhibits and Reports on Form 8-K
         a) Exhibits
                    Exhibit 3.2 - Bylaws, as amended.

         b) Reports on Form 8-K

                                       DATE                    ITEM            DESCRIPTION
                                       ----                    ----            -----------
                                    July 31, 1999               5         Reported completion of
                                                                          acquisition of Broad
                                                                          National Bancorporation

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INDEPENDENCE COMMUNITY BANK CORP.


Date:  November 10, 1999               By:/s/ Charles J. Hamm
     -------------------                  -------------------------------------
                                              Charles J. Hamm
                                              Chairman, President and
                                               Chief Executive Officer



Date:  November 10, 1999               By:/s/ John B. Zurell
     -------------------                  -------------------------------------
                                              John B. Zurell
                                              Executive Vice President and
                                               Chief Financial Officer