Form 10-Q
period 1999-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2000-02-14
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999

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


         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At February 4, 2000, the registrant had 68,107,468 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.



Table of Contents                                                            PAGE
Part I                     Financial Information

                  Item 1   Financial Statements

                           Consolidated Statements of Condition                3
                           as of December 31, 1999 (unaudited)
                           and March 31, 1999

                           Consolidated Statements of Income for               4
                           the three and nine months ended
                           December 31, 1999 and 1998 (unaudited)

                           Consolidated Statements of Changes in               5
                           Stockholders' Equity for the nine
                           months ended December 31, 1999 and 1998
                           (unaudited)

                           Consolidated Statements of Cash Flows               6
                           for the nine months ended
                           December 31, 1999 and 1998(unaudited)

                           Notes to Consolidated Financial                     8
                           Statements (unaudited)

                  Item 2   Management's Discussion and Analysis               17
                           of Financial Condition and Results of
                           Operations

                  Item 3   Quantitative and Qualitative Disclosures           31
                           About Market Risk

Part II                    Other Information

                  Item 1   Legal Proceedings                                  32

                  Item 2   Changes in Securities and Use of Proceeds          32

                  Item 3   Defaults upon Senior Securities                    32

                  Item 4   Submission of Matters to a Vote of                 32
                           Security Holders

                  Item 5   Other Information                                  32

                  Item 6   Exhibits and Reports on Form 8-K                   32

Signatures                                                                    33

                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)

                                                                                                  DECEMBER  31,        MARCH 31,
                                                                                                      1999               1999
                                                                                                  -----------        -----------
                                                                                                  (Unaudited)
ASSETS:
Cash and due from banks                                                                           $   145,573        $    70,811
Commercial paper                                                                                           --             37,290
Federal funds sold                                                                                      5,012            171,784
                                                                                                  -----------        -----------
Total cash and cash equivalents                                                                       150,585            279,885
                                                                                                  -----------        -----------

Securities available-for-sale:
Investment securities                                                                                 399,230            331,795
Mortgage-related securities                                                                           795,633          1,189,833
                                                                                                  -----------        -----------
Total securities available for sale                                                                 1,194,863          1,521,628
                                                                                                  -----------        -----------

Mortgage loans on real estate                                                                       3,630,121          2,926,978
Other loans                                                                                           785,362            579,503
                                                                                                  -----------        -----------
Total loans                                                                                         4,415,483          3,506,481
Less: Allowance for possible loan losses                                                               64,173             46,823
                                                                                                  -----------        -----------
Total loans, net                                                                                    4,351,310          3,459,658
                                                                                                  -----------        -----------

Premises, furniture and equipment, net                                                                 81,058             68,595
Accrued interest receivable                                                                            31,141             30,575
Intangible assets, net                                                                                143,926             47,244
Other assets                                                                                          200,630            129,393
                                                                                                  -----------        -----------
Total assets                                                                                      $ 6,153,513        $ 5,536,978
                                                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                                          $ 3,911,270        $ 3,447,364
Borrowings                                                                                          1,276,962          1,118,364
Company-obligated mandatorily redeemable cumulative
trust preferred securities of a subsidiary trust
holding solely junior subordinated debentures
of the Company                                                                                         11,500                 --
Escrow and other deposits                                                                              37,578             61,003
Accrued expenses and other liabilities                                                                110,805             85,285
                                                                                                  -----------        -----------
Total liabilities                                                                                   5,348,115          4,712,016
                                                                                                  -----------        -----------

Stockholders' equity
Common stock: $.01 par value: 125,000,000
shares authorized, 76,043,750 shares issued;
65,825,362 shares and 67,873,876 shares
outstanding at December 31, 1999 and
March 31, 1999, respectively                                                                              760                760
Additional paid-in-capital                                                                            726,931            739,090
Treasury stock at cost: 10,218,388 shares
and 8,169,874 shares at December 31, 1999 and
March 31, 1999, respectively                                                                         (142,710)          (125,993)
Unallocated common stock held by ESOP                                                                 (88,985)           (92,693)
Unearned common stock held by RRP                                                                     (29,373)           (33,918)
Retained earnings-substantially restricted                                                            369,472            340,019
Accumulated other comprehensive loss:
Net unrealized loss on securities available-
for-sale, net of tax                                                                                  (30,697)            (2,303)
                                                                                                  -----------        -----------
Total stockholders' equity                                                                            805,398            824,962
                                                                                                  -----------        -----------
Total liabilities and stockholders' equity                                                        $ 6,153,513        $ 5,536,978
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

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                      FOR THE                      FOR THE
                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    DECEMBER 31,                   DECEMBER 31,
                                                 1999          1998            1999            1998
                                               --------       -------       ---------        --------
INTEREST INCOME:
Mortgage loans on real estate                  $ 66,362       $51,227       $ 185,206        $144,665
Other loans                                      14,559         9,953          38,423          29,446
Investment securities                             4,953        12,574          13,064          37,158
Mortgage-related securities                      13,704         7,477          44,880          14,994
Other                                             2,587         4,719          10,029          20,784
                                               --------       -------       ---------        --------
Total interest income                           102,165        85,950         291,602         247,047
                                               --------       -------       ---------        --------
INTEREST EXPENSE:
Deposits                                         34,890        33,622         101,165         100,274
Borrowings                                       16,194         9,862          46,533          21,180
Cumulative trust preferred securities               273            --             455              --
                                               --------       -------       ---------        --------
Total interest expense                           51,357        43,484         148,153         121,454
                                               --------       -------       ---------        --------
Net interest income                              50,808        42,466         143,449         125,593

Provision for loan losses                         2,527         3,107           8,086           7,764
                                               --------       -------       ---------        --------
Net interest income after
provision for loan losses                        48,281        39,359         135,363         117,829
                                               --------       -------       ---------        --------
NON-INTEREST INCOME:
Net gain (loss) on sales of loans
and securities                                       58            37          (1,718)             47
Service fees                                      3,683         1,374           9,437           3,936
Other                                             1,409         1,304           4,406           4,118
                                               --------       -------       ---------        --------
Total non-interest income                         5,150         2,715          12,125           8,101
                                               --------       -------       ---------        --------

NON-INTEREST EXPENSE:
Compensation and employee benefits               13,439        10,094          36,676          29,044
Occupancy costs                                   4,448         3,593          11,495          10,580
Data processing fees                              1,781         3,075           6,174           9,249
Advertising                                       1,415         1,041           4,245           3,487
FDIC insurance premiums                             304           279             879             887
Amortization of intangible assets                 3,959         2,155           9,473           6,474
Other                                             5,661         4,865          15,871          14,065
                                               --------       -------       ---------        --------
Total non-interest expense                       31,007        25,102          84,813          73,786
                                               --------       -------       ---------        --------

Income before provision for income taxes         22,424        16,972          62,675          52,144
Provision for income taxes                        8,866         5,509          24,096          19,253
                                               --------       -------       ---------        --------
Net income                                     $ 13,558       $11,463       $  38,579        $ 32,891
                                               ========       =======       =========        ========

Basic earnings per share                       $   0.23       $  0.17       $    0.66        $   0.47
                                               ========       =======       =========        ========

Diluted earnings per share                     $   0.23       $  0.17       $    0.66        $   0.47
                                               ========       =======       =========        ========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)



                                                                     Additional                       Unallocated       Unearned
                                                          Common       Paid in          Treasury      Common Stock    Common Stock
                                                          Stock        Capital           Stock        Held by ESOP     Held by RRP
                                                          ------     ----------        ---------      ------------    ------------

Balance-March 31,1999                                      $760       $ 739,090        $(125,993)       $(92,693)       $(33,918)
Comprehensive income:
   Net income for the nine months ended
     December 31, 1999                                       --              --               --              --              --
   Other comprehensive income, net of tax benefit
     of $23.3 million
     Change in net unrealized losses on
       securities available-for-sale, net of tax             --              --               --              --              --
     Less: reclassification adjustment of
       net losses realized in net income, net of tax         --              --               --              --              --
                                                           ----       ---------        ---------        --------        --------
Comprehensive income                                         --              --               --              --              --
Repurchase of common stock (7,279,338 shares)                --              --          (94,363)             --              --

Treasury stock issued for Broad National
  Bancorporation acquisition (4,950,699 shares)              --          (7,317)          73,378              --              --
Treasury Stock issued for options exercised
   (280,125 shares)                                          --          (3,594)           4,268              --              --
Dividends declared                                           --              --               --              --              --
ESOP shares committed to be released                         --          (1,050)              --           3,708              --
Amortization of earned portion of RRP                        --            (198)              --              --           4,545
                                                           ----       ---------        ---------        --------        --------
Balance-December 31, 1999                                  $760       $ 726,931        $(142,710)       $(88,985)       $(29,373)
                                                           ====       =========        =========        ========        ========


Balance-March 31, 1998                                     $760       $ 741,277        $      --        $(97,636)       $     --
Comprehensive income:
  Net income for the nine months ended
    December 31, 1998                                        --              --               --              --              --
  Other comprehensive income, net of tax of $3,174
    Change in net unrealized gains on securities
      available-for-sale, net of reclassification
      adjustment of $0                                       --              --               --              --              --
                                                           ----       ---------        ---------        --------        --------
Comprehensive income                                         --              --               --              --              --
Repurchase of common stock (1,919,400 shares)                --              --          (29,919)             --              --
Dividends declared                                           --              --               --              --              --
ESOP shares committed to be released                         --            (485)              --           3,708              --

Issuance of grants and purchase of shares
  Under RRP                                                  --          (1,247)              --              --         (36,919)
Amortization of earned portion of RRP                        --              --               --              --           1,553
Other conversion related costs                               --            (372)              --              --              --
                                                           ----       ---------        ---------        --------        --------

Balance-December 31, 1998                                  $760       $ 739,173        $ (29,919)       $(93,928)       $(35,366)
                                                           ====       =========        =========        ========        ========

                                                                            Accumulated
                                                                               Other
                                                             Retained       Comprehensive
                                                             Earnings       Income/(Loss)     Total
                                                             ---------      -------------     ---------

Balance-March 31,1999                                        $ 340,019        $ (2,303)       $ 824,962
Comprehensive income:
   Net income for the nine months ended
     December 31, 1999                                          38,579              --           38,579
   Other comprehensive income, net of tax benefit
     of $23.3 million
     Change in net unrealized losses on
       securities available-for-sale, net of tax                    --         (23,640)         (23,640)
     Less: reclassification adjustment of
       net losses realized in net income, net of tax                --          (4,754)          (4,754)
                                                             ---------        --------        ---------
Comprehensive income                                            38,579          (28,394)         10,185
Repurchase of common stock (7,279,338 shares)                       --              --
                                                                                                (94,363)
Treasury stock issued for Broad National
  Bancorporation acquisition (4,950,699 shares)                     --              --           66,061
Treasury Stock issued for options exercised
   (280,125 shares)                                                 --              --              674
Dividends declared                                              (9,126)             --           (9,126)
ESOP shares committed to be released                                --              --            2,658
Amortization of earned portion of RRP                               --              --            4,347
                                                             ---------        --------        ---------
Balance-December 31, 1999                                    $ 369,472        $(30,697)       $ 805,398
                                                             =========        ========        =========


Balance-March 31, 1998                                       $ 298,876        $  5,847        $ 949,124
Comprehensive income:
  Net income for the nine months ended
    December 31, 1998                                           32,891              --           32,891
  Other comprehensive income, net of tax of $3,174
    Change in net unrealized gains on securities
      available-for-sale, net of reclassification
      adjustment of $0                                              --          (2,279)          (2,279)
                                                             ---------        --------        ---------
Comprehensive income                                            32,891          (2,279)          30,612
Repurchase of common stock (1,919,400 shares)                       --              --          (29,919)
Dividends declared                                              (2,113)             --           (2,113)
ESOP shares committed to be released                                --              --            3,223

Issuance of grants and purchase of shares
  Under RRP                                                         --              --          (38,166)
Amortization of earned portion of RRP                               --              --            1,553
Other conversion related costs                                      --              --             (372)
                                                             ---------        --------        ---------

Balance-December 31, 1998                                    $ 329,654        $  3,568        $ 913,942
                                                             =========        ========        =========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                                1999               1998
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                                   $    38,579        $    32,891
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                                          8,086              7,764
Net loss (gain) on sale of loans and securities                    1,718                (47)
Amortization of deferred income and premiums                      (1,982)            (4,673)
Amortization of intangibles                                        9,473              6,474
Depreciation and amortization                                      6,918              5,633
Deferred income tax benefit                                       (6,566)            (3,985)
Amortization of unearned compensation of
ESOP and RRP                                                       6,956              4,776
Decrease (increase) in accrued interest receivable                 2,035             (5,946)
Decrease in accounts receivable-securities
transactions                                                         383              5,029
Increase (decrease) in accrued expenses and other
liabilities                                                       17,816            (43,347)
Other, net                                                       (22,354)            18,485
                                                             -----------        -----------
Net cash provided by operating activities                         61,062            109,748
                                                             -----------        -----------

CASH FLOW FROM INVESTING ACTIVITIES:

Loan originations and purchases                               (1,082,559)          (959,531)
Principal payments on loans                                      528,671            401,006
Proceeds from sale of loans                                        2,552             35,317
Proceeds from sale of securities available-for-sale              484,088            213,000
Proceeds from maturities of securities
available-for-sale                                               141,346            802,983
Principal collected on securities
available-for-sale                                               142,736            145,006
Purchases of securities available-for-sale                      (421,833)        (1,317,345)
Purchase of FHLB stock                                            (9,438)           (10,071)
Cash consideration paid to acquire Broad
National Bancorporation                                          (66,061)                --
Cash and cash equivalents acquired from
Broad National Bancorporation acquisition                        196,653                 --
Proceeds from sale of other real estate                              440                128
Net additions to premises, furniture and equipment                (9,369)           (10,035)
                                                             -----------        -----------
Net cash provided by (used in) investing activities              (92,774)          (699,542)
                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in demand and savings deposits             3,248            (72,698)
Net (decrease) increase in time deposits                        (124,149)            91,086
Net increase in borrowings                                       151,631             76,225
Net decrease in escrow and other deposits                        (24,829)           (12,402)
Purchase of RRP shares                                                --            (38,166)
Repurchase of common stock                                       (94,363)           (29,919)
Dividends paid                                                    (9,126)            (2,113)
                                                             -----------        -----------
Net cash used in financing activities                            (97,588)           (12,013)
                                                             -----------        -----------
Net decrease in cash and cash equivalents                       (129,300)          (577,781)
Cash and cash equivalents at beginning of period                 279,885            857,251
                                                             -----------        -----------
Cash and cash equivalents at end of period                   $   150,585        $   279,470
                                                             ===========        ===========

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                    NINE MONTHS ENDED
                                                       DECEMBER 31,
                                                 -----------------------
                                                   1999           1998
                                                 --------       --------

SUPPLEMENTAL INFORMATION
  Income taxes paid                              $ 27,562       $ 26,433
                                                 ========       ========
  Interest paid                                  $143,687       $115,841
                                                 ========       ========

NON-CASH INVESTING ACTIVITIES:
  Treasury stock issued for Broad National
    Bancorporation acquisition                   $ 66,061       $     --
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

         As part of the conversion, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS"). The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market subsequent to completion of the initial public offering.

         As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the "Foundation") and donated 5,632,870 shares of common stock of the Company valued at the time of its contribution at $56.3 million. The Foundation was established in order to further the Company's and the Bank's commitment to the communities they serve.

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

         The Board of Directors declared the Company's sixth consecutive quarterly cash dividend on January 25, 2000. The dividend amounted to $0.06 per share of common stock and is payable on February 24, 2000 to shareholders of record on February 10, 2000.

         On November 30, 1999 the Company announced that its Board of Directors authorized a fifth stock repurchase plan for up to five percent of common shares then outstanding or 3,350,529 shares. As of December 31, 1999, 15,449,212 shares had been purchased at an aggregate cost of $220.4 million pursuant to the Company's five repurchase programs.

         The repurchased shares are being held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two recent acquisitions by the Company (see Note 2 Acquisitions). Treasury shares also are being used to fund the Company's stock benefit plan, in particular, the 1998 Stock Option Plan, ("Option Plan") and for general corporate purposes.


2. ACQUISITIONS

         The Company completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National"), with and into the Bank, all effective as of July 31, 1999.

         Under the terms of the Agreement and Plan of Merger between the Company and Broad dated February 1, 1999 (the "Broad Agreement"), the merger consideration consisted of approximately 50% Independence common stock and 50% cash. As a result of the completed election procedures and in accordance with the terms of a formula set forth in the Broad Agreement, each Broad stockholder who submitted a valid election for stock consideration received 1.9859 shares of Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and each Broad stockholder who submitted a valid election for cash consideration received $26.50 per share of Broad common stock except Broad stockholders who elected to receive cash as any portion of their consideration for their Broad shares received a portion of such consideration in the form of Company common stock (the "Consideration Adjustment") in accordance with the terms of the Broad Agreement. To the extent that certain Broad stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Broad common stock, such individuals received the entire portion of their stock election in the form of 1.9859 shares of Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and the cash portion of their election was subject to the Consideration Adjustment described above. The remaining shares of Broad common stock for which a valid election was not submitted received 1.9859 shares of Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares. The Broad transaction had an aggregate value of approximately $132 million assuming an acquisition value of $26.50 per share of Broad common stock.

         The acquisition of Broad was accounted for as a purchase and the excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $106.1 million, which is being amortized on a straight line basis over 15 years.

         The Company completed its acquisition of Statewide Financial Corp. ("Statewide") and the merger of Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A. ("Statewide Bank"), with and into the Bank, all effective as of January 7, 2000.

         Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,172,606 shares of Independence common stock and approximately $51.2 million based upon 4,051,277 shares of Statewide common stock deemed outstanding under the terms of the Statewide Agreement as of the completion of the merger. As a result of recently completed election procedures and in accordance with the terms of the formula set forth in the Agreement, each Statewide stockholder who submitted a valid election for stock consideration will receive 2.0700 shares of Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and each Statewide stockholder who submitted a valid election for cash consideration will receive $25.14 per share of Statewide common stock. To the extent that any Statewide stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Statewide common stock, such individuals will receive the entire portion of their stock election in the form of 2.0700 shares of Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and the cash portion of their election at the rate of $25.14 per share of Statewide common stock. The remaining shares of Statewide common stock for which valid elections were not submitted have been converted into the right to receive on a pro rata basis $25.14 in cash for approximately 53% of the shares not tendered and 2.0700 shares of Company common stock for each remaining share of Statewide common stock, plus cash in lieu of any fractional shares.

         The acquisition was accounted for as a purchase resulting in goodwill of approximately $85 million, based upon the Company's most current estimates. The goodwill is being amortized on a straight line basis over 15 years.

         As a result of the acquisitions, the Company currently operates 65 banking offices located in the greater New York Metropolitan area, which includes the five counties of New York City, Nassau County as well as the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex, which was formerly served by Broad National and Statewide Bank.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report to Shareholders for the year ended March 31, 1999.

         Business

         The Company's principal business is conducted through the Bank which is a traditional, full-service, community-oriented savings bank headquartered in Brooklyn, New York. The Bank currently operates 65 banking offices located in the greater New York Metropolitan area, which includes the five counties of New York City, Nassau County and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the New York State Banking Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

4. EARNINGS PER SHARE.

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "RRP") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 59,285,145 shares for the quarter ended December 31, 1999 compared to 67,609,747 and 67,978,508 shares, respectively for the quarter ended December 31, 1998. For the nine months ended December 31, 1999 basic and diluted weighted average common shares outstanding were 58,768,928 shares compared to 69,544,260 and 69,675,626 shares, respectively, for the nine months ended December 31, 1998.

5. BENEFIT PLANS

         Employee Stock Ownership Plan.

         To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on unallocated shares owned by the ESOP also are utilized to repay the debt. The collateral for the loan is the shares of common stock of the Company purchased by the ESOP.

         Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants will become 100% vested in the ESOP after three years of service. Compensation expense related to the 70,411 shares committed to be released during the third quarter of fiscal 2000 was $0.8 million and was $2.6 million with respect to the 211,233 shares committed to be released during the nine months ended December 31, 1999. At December 31, 1999, 563,288 shares were allocated to participant accounts.

         1998 Recognition and Retention Plan

         The 1998 Recognition and Retention Plan ("RRP") was implemented in September 1998. The RRP may grant up to 4% of the common stock sold in the Conversion, or 2,816,435 shares. The RRP provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject to time vesting requirements. Certain key executive officers were granted performance based-shares. These shares become payable only upon the achievement of certain annually-defined corporate performance targets. During fiscal 1999, the RRP purchased all 2,816,435 shares in the open market. On September 25, 1998, (the "Anniversary Date"), the Board of Directors issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. During 1999, the Board of Directors granted two non-performance share awards covering 25,363 shares. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the Anniversary Date. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $1.4 million and $4.3 million related to the RRP for the three and nine months ended December 31, 1999, respectively.

         1998 Stock Option Plan

         The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating up to 10% of the common stock sold in the conversion, or 7,041,088 shares, to officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "Option Anniversary Date"), the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from the Option Anniversary Date. Subject to certain exceptions, options become 100% vested upon termination of employment due to death, disability or retirement. The option exercise price of $13.3125 per share was the fair market value of the Company's common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after it vests and generally is exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the nine months ended December 31, 1999 or its statement of condition at December 31, 1999.

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

7. SECURITIES AVAILABLE-FOR-SALE
         The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999 are as follows:

                                                         GROSS         GROSS          ESTIMATED
                                         CARRYING      UNREALIZED    UNREALIZED         FAIR
                                           VALUE          GAINS        LOSSES           VALUE
                                        ----------     ----------    ----------       ----------
                                                           (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies         $  151,580       $   --       $(15,607)       $  135,973
   Municipals                                3,682           --           (112)            3,570
                                        ----------       ------       --------        ----------
 Total debt securities                     155,262           --        (15,719)          139,543
                                        ----------       ------       --------        ----------
 Equity securities:
   Preferred                               235,565           --            (93)          235,472
   Common                                   23,367        2,197         (1,349)           24,215
                                        ----------       ------       --------        ----------
 Total equity securities                   258,932        2,197         (1,442)          259,687
                                        ----------       ------       --------        ----------
Total investment securities                414,194        2,197        (17,161)          399,230
                                        ----------       ------       --------        ----------

Mortgage-related securities:
  FNMA pass through certificates             8,272           37            (70)            8,239
  GNMA pass through certificates            37,396          722            (68)           38,050
  FHLMC pass through
    certificates                             5,670           40            (76)            5,634
  Collateralized mortgage
    obligation bonds                       783,336            1        (39,627)          743,710
                                        ----------       ------       --------        ----------
Total mortgage-related securities          834,674          800        (39,841)          795,633
                                        ----------       ------       --------        ----------
Total securities available-
  for-sale                              $1,248,868       $2,997       $(57,002)       $1,194,863
                                        ==========       ======       ========        ==========


The amortized cost and estimated fair value of securities available-for-sale at March 31, 1999 are as follows:

                                                         GROSS         GROSS          ESTIMATED
                                         CARRYING      UNREALIZED    UNREALIZED         FAIR
                                          VALUE           GAINS        LOSSES           VALUE
                                        ----------     ----------    ----------       ----------
                                                                   (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies        $  268,524       $   249       $ (4,550)       $  264,223
   Municipals                                 699            --             --               699
   Corporate                                   78            --             --                78
                                       ----------       -------       --------        ----------
 Total debt securities                    269,301           249         (4,550)          265,000
                                       ----------       -------       --------        ----------
  Equity securities:
   Preferred                               15,000            --             --            15,000
   Common                                  47,457         6,995         (2,657)           51,795
                                       ----------       -------       --------        ----------
 Total equity securities                   62,457         6,995         (2,657)           66,795
                                       ----------       -------       --------        ----------
Total investment securities               331,758         7,244         (7,207)          331,795
                                       ----------       -------       --------        ----------

Mortgage-related securities:
  FNMA pass through certificates            3,830            68            (23)            3,875
  GNMA pass through certificates           46,981         1,991            (16)           48,956
  FHLMC pass through
    certificates                            6,756           102            (38)            6,820
  Collateralized mortgage
    obligation bonds                    1,136,655         1,188         (7,661)        1,130,182
                                       ----------       -------       --------        ----------
Total mortgage related
  securities                            1,194,222         3,349         (7,738)        1,189,833
                                       ----------       -------       --------        ----------
Total securities available-
  for-sale                             $1,525,980       $10,593       $(14,945)       $1,521,628
                                       ==========       =======       ========        ==========

8. LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                      AT DECEMBER 31, 1999        AT MARCH 31, 1999
                                                     PERCENT                    PERCENT
                                                       OF                         OF
                                       AMOUNT         TOTAL     AMOUNT           TOTAL
                                     ----------      -------  ----------        -------
                                                  (DOLLARS IN THOUSANDS)
Mortgage loans:
 Single-family residential           $  504,720        11.4%  $  491,523          14.0%
 Multi-family residential             2,608,303        59.1    2,195,879          62.6
 Commercial and other
  real estate                           526,532        11.9      250,105           7.1
                                     ----------       -----   ----------         -----
 Total principal balance of
  mortgage loans                      3,639,555        82.4    2,937,507          83.7
 Less net deferred fees                   9,434         0.2       10,529           0.3
                                     ----------       -----   ----------         -----
Total mortgage loans                  3,630,121        82.2    2,926,978          83.4
                                                              ----------

Other loans:
 Cooperative apartment loans            478,260        10.8      458,165          13.1
 Student loans                           39,282         0.9       41,633           1.2
 Home equity loans and lines             75,915         1.7       12,295           0.4
 Commercial business loans              159,254         3.6       39,362           1.1
 Consumer and other loans                33,749         0.8       28,382           0.8
                                     ----------       -----   ----------         -----
Total principal balance
 other loans                            786,460        17.8      579,837          16.6
Less unearned discounts and
 deferred fees                            1,098         0.0          334           0.0
                                     ----------       -----   ----------         -----
 Total other loans                      785,362        17.8      579,503          16.6

Total loans receivable                4,415,483       100.0%   3,506,481         100.0%
                                     ----------       =====   ----------         =====
Less allowance for loan losses           64,173                   46,823
                                     ----------               ----------
Loans receivable, net                $4,351,310               $3,459,658
                                     ==========               ==========

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


                                      AT DECEMBER 31, 1999          AT MARCH 31, 1999
                                      --------------------          -----------------
                                                    (DOLLARS IN THOUSANDS)
Non-accrual loans
  Mortgage loans:
   Single-family residential                $ 2,405                     $ 2,809
   Multi-family residential                   2,190                         830
   Commercial and other                       3,544                       2,687
  Other loans:
   Cooperative apartment loans                  312                         381
   Consumer and commercial
     business loans(1)                        3,490                         400
                                            -------                     -------
     Total non-accrual loans                 11,941                       7,107
                                            -------                     -------
Loans past due 90 days or more as to:
  Interest and accruing                       2,010                       1,197
  Principal and accruing(2)                  15,025                      30,805
                                            -------                     -------
     Total past due loans and
         accruing                            17,035                      32,002
                                            -------                     -------
     Total non-performing loans              28,976                      39,109
                                            -------                     -------
Other real estate owned, net(3)                 103                         273
                                            -------                     -------
Total non-performing assets                 $29,079                     $39,382
                                            =======                     =======
Allowance for loan losses as a
 percent of total loans                        1.45%                       1.34%
Allowance for loan losses as a
 percent of non-performing loans             221.47%                     119.72%
Non-performing loans as a percent of
 total loans                                   0.66%                       1.12%
Non-performing assets as a percent
 of total assets                               0.47%                       0.71%


(1) Consists primarily of commercial business loans and home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)  Net of related loss allowances.

10. ALLOWANCE FOR LOAN LOSSES.

         It is management's policy to maintain an allowance for loan losses based on total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans, and the number of loans requiring heightened management oversight. Management believes that based on information currently available, the Company's allowance for possible loan losses is sufficient to absorb losses inherent in its loan portfolio at this time. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to absorb future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses.

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.


                                                 NINE MONTHS ENDED DECEMBER 31,
                                                 ------------------------------
                                                     1999           1998
                                                    -------        -------
                                                    (DOLLARS IN THOUSANDS)

Allowance at beginning of period                    $46,823        $36,347
                                                    -------        -------
Allowance of acquired institution(1)                  6,658             --
Provision:
  Mortgage loans(2)                                   7,925          6,675
  Consumer and commercial business loans                161          1,089
                                                    -------        -------
  Total provisions                                    8,086          7,764
                                                    -------        -------
Charge-offs:
   Mortgage loans(2)                                     41            162
   Consumer and commercial business loans(3)            131            175
                                                    -------        -------
   Total charge-offs                                    172            337
                                                    -------        -------
Recoveries:
   Mortgage loans(2)                                    422            237
   Consumer and commercial business loans(3)          2,356            129
                                                    -------        -------
   Total recoveries                                   2,778            366
                                                    -------        -------
Net recoveries                                        2,606             29
                                                    -------        -------
Allowance at end of period                          $64,173        $44,140
                                                    =======        =======

Allowance for possible loan
   losses as a percent of total loans                  1.45%          1.34%

Allowance for possible loan
   losses as a percent of total
   non-performing loans(4)                           221.47%        110.73%

(1) Represents allowance for loan losses acquired in connection with the acquisition of Broad effective July 31, 1999.

(2)  Includes cooperative apartment loans.

(3) Includes student loans, home equity loans and lines of credit, automobile loans, secured and unsecured personal loans, and commercial business loans.

(4) Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. The Company's results of operations also are affected by the amount of the provision for loan losses, resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, gains and losses from the sales of loans and securities, and the level of its non-interest expenses, including among other things compensation and employee benefits, occupancy expense, data processing services, amortization of goodwill and income tax expense.

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


CHANGES IN FINANCIAL CONDITION

GENERAL.

         Total assets at December 31, 1999 were $6.15 billion, an increase of $616.5 million, from $5.54 billion at March 31, 1999. The increase resulted primarily from the acquisition of Broad in July 1999 partially offset by the use of the Company's assets to repurchase its stock in the open market. As of the effective date of the acquisition Broad had total assets of approximately $646.3 million and total deposits of $584.8 million. At December 31, 1999, by comparison to March 31, 1999, the Company had increases of $909.0 million in the total loan portfolio, $96.7 million in intangible assets and $71.2 million in other assets while its portfolio of securities available-for-sale decreased $326.8 million and cash and cash equivalents decreased $129.3 million during the same period.

CASH, CERTIFICATES OF DEPOSIT, COMMERCIAL PAPER AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS").

         Cash and cash equivalents decreased from $279.9 million at March 31, 1999 to $150.6 million at December 31, 1999. The $129.3 million decrease was principally due to decreases in Federal funds sold as a result of funding mortgage loans (see "Loans, net" below) and purchases of Dutch Auction Preferred Stock securities, which decrease was partially offset by the acquisition of cash and cash equivalents from Broad.

SECURITIES AVAILABLE-FOR-SALE.

         The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $326.8 million or 21.5% from $1.52 billion at March 31, 1999 to $1.19 billion at December 31, 1999. Total securities were reduced during the nine months in order to fund mortgage originations (see "Loans, net" below), consisting primarily of multi-family residential loans. As of December 31, 1999 and March 31, 1999, the Company's investment securities totaled $399.2 million and $331.8 million, respectively, all of which were classified as available for sale. The Company acquired $70.8 million of investment securities due to the Broad acquisition.

         The Company's mortgage-related securities, a portion of which at December 31, 1999 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), decreased from $1.19 billion at March 31, 1999 to $795.6 million at December 31, 1999. As a result of the Broad transaction, $5.9 million of mortgage-related securities were acquired.

         At December 31, 1999, the Company had a $30.7 million net unrealized loss on available-for-sale investment and mortgage-related securities.

LOANS, NET.

         Loans, net, increased by $891.7 million or 25.8% to $4.35 billion at December 31, 1999 from $3.46 billion at March 31, 1999. The Company acquired $362.3 million of loans, consisting primarily of commercial real estate and commercial business loans, as a result of the Broad acquisition. During the first nine months of fiscal 2000, the Company originated approximately $939.8 million of mortgage loans, compared to $902.8 million in the corresponding period of last year. These mortgage loans, consisting primarily of multi-family residential loans, were originated primarily for retention in the Company's loan portfolio. The increased level of loan production is partially attributable to the favorable refinance market existing during the earlier part of the year. The Company's continued emphasis on multi-family residential mortgage loan originations resulted in a net increase of $412.4 million, or 18.8%, in multi-family loans from $2.20 billion at March 31, 1999 to $2.61 billion at December 31, 1999. These loans currently comprise 59.1% of the loan portfolio compared to 62.6% at March 31, 1999, the slight decrease being a reflection of the growth in commercial real estate and commercial business loans due primarily to the Broad acquisition.


NON-PERFORMING ASSETS.

         The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets declining to 47 basis points (0.47%) at December 31, 1999 compared to 71 basis points (0.71%) at March 31, 1999. At December 31, 1999, the Company's non-performing assets consisted of

$11.9 million of non-accrual loans, $2.0 million of loans past due 90 days or more as to interest and accruing, $15.0 million of loans past due 90 days or more as to principal and accruing ($10.6 million of which were multi-family loans and $3.9 million of which were commercial and other real estate loans) and $103,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets decreased by $10.3 million to $29.1 million at December 31, 1999 from $39.4 million at March 31, 1999. This decrease was primarily due to satisfactions totaling $15.8 million on loans which were 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule. This decrease was partially offset by a $4.8 million increase in non-accrual loans, primarily commercial business loans.

ALLOWANCE FOR LOAN LOSSES.

         The Company's allowance for loan losses amounted to $64.2 million at December 31, 1999 as compared to $46.8 million at March 31, 1999. At December 31, 1999, the Company's allowance amounted to 1.45% of total loans and 221.4% of total non-performing loans compared to 1.34% and 119.7% at March 31, 1999. . It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

         The Company's allowance for loan losses increased $17.4 million from March 31, 1999 to December 31, 1999 due to $6.7 million acquired as a result of the Broad acquisition, provisions of $8.1 million, and net recoveries of $2.8 million. The increase during the period was due to several factors, including growth in the size of the Company's loan portfolio, the Company's continued increased investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area (including northern New Jersey), which loans as a general matter are considered to involve a greater risk of loss than single-family residential loans, and the continued increase in the number of larger multi-family residential and individual cooperative apartment loans as compared to prior years. As a result of the reduction in non-performing assets and continued strong asset quality ratios, management reduced the provision for loan losses for the third quarter ended December 31, 1999 compared to the same period in the prior year.

INTANGIBLE ASSETS.

         The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i)the acquisition of Broad and its wholly owned subsidiary, Broad National, effective July 31, 1999, (ii)the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (iii)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At December 31, 1999, intangibles totaled $143.9 million and consisted of $103.1 million related to the acquisition of Broad, $18.5 million related to the acquisition of Bay Ridge and $22.3 million related to the Branch Acquisitions. The Company's intangible assets increased by $96.7 million to $143.9 million at December 31, 1999 from $47.2 million at March 31, 1999 as a result of the Broad acquisition offset partially by the amortization of the intangible assets during the nine months ended December 31, 1999. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized. The Statewide transaction, which closed effective January 7, 2000, also will increase intangible assets by approximately $85 million, based upon the Company's most current estimates. The related amortization of intangibles will directly impact fiscal 2000 earnings.

DEPOSITS.

         Deposits increased $463.9 million or 13.5% to $3.91 billion at December 31, 1999. The increase was due to $584.8 million of deposits acquired as a result of the Broad acquisition, interest credited of $101.2 million partially offset by deposit outflows totaling $222.1 million. The deposit outflows in the nine months of the fiscal year were attributable to the run off at maturity of certain higher costing municipal deposits previously offered by Broad National, disintermediation resulting primarily from of customer transfers of funds to the equities markets and, to a lesser extent, to other financial institutions conducting deposit gathering campaigns by paying above market rates.

EQUITY.

         At December 31, 1999, total stockholders' equity totaled $805.4 million, compared to $825.0 million at March 31, 1999. This $19.6 million decrease was primarily due to a $94.4 million reduction in capital due to the purchase of shares in connection with the Company's stock repurchase program, a $9.1 million decrease for dividends paid and a net $28.4 million increase in the unrealized loss on securities available for sale reflecting the effect of the recent shift in interest rates. Such reductions were partially offset by $66.1 million of treasury shares reissued in connection with the Broad acquisition, net income of $38.6 million, amortization of the earned portion of RRP grants of $4.3 million and $2.7 million related to ESOP shares committed to be released for the first nine months of fiscal 2000. Tangible book value per share was $10.05 and the tangible equity to assets ratio was 11.01% at December 31, 1999.

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

                                                                 FOR THE THREE MONTHS ENDED
                                    ---------------------------------------------------------------------------------
                                                DECEMBER 31, 1999                           DECEMBER 31, 1998
                                    --------------------------------------       ------------------------------------
                                                                                              (DOLLARS IN THOUSANDS)
                                                                    AVERAGE                                    AVERAGE
                                     AVERAGE                         YIELD/        AVERAGE                      YIELD/
                                     BALANCE          INTEREST        COST         BALANCE        INTEREST       COST
                                    ----------       ----------     -------       ----------      --------     -------
Interest-earning assets:
Loans receivable(1):
  Mortgage loans                    $3,585,455       $   66,362       7.40%       $2,715,128       $51,227       7.55%
  Other loans:
   Cooperative apartment
    loans                              485,458            8,423       6.94           421,549         7,512       7.13
   Consumer and commercial
    business loans(2)                  296,733            6,136       8.27           116,361         2,441       8.39
                                    ----------       ----------                   ----------       -------
    Total loans                      4,367,646           80,921       7.41         3,253,038        61,180       7.52
Mortgage-related securities            849,700           13,704       6.45           465,128         7,477       6.43
Investment securities                  367,795            4,953       5.39           875,993        12,574       5.74
Other interest-earning
 assets(3)                             202,948            2,587       5.10           380,326         4,719       4.96
                                    ----------       ----------                   ----------       -------
  Total interest-earning
   assets                            5,788,089          102,165       7.06         4,974,485        85,950       6.91
Non-interest-earning                                 ----------       ----                         -------       ----
 assets                                361,759                                       193,352
                                    ----------                                    ----------
  Total assets                      $6,149,848                                    $5,167,837
                                    ==========                                    ==========


Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                $1,005,181            4,190       1.65        $  655,852         3,545       2.14
  Savings deposits                   1,070,305            5,684       2.11           955,707         5,880       2.44
  Certificates of deposit            1,950,419           25,016       5.09         1,785,614        24,197       5.38
                                    ----------       ----------                   ----------       -------
   Total deposits                    4,025,905           34,890       3.44         3,397,173        33,622       3.93
                                    ----------       ----------                   ----------       -------
  Cumulative trust
    preferred securities(5)             11,500              273       9.50                --            --        .00
 Total borrowings                    1,181,621           16,194       5.44           716,603         9,862       5.46
                                    ----------       ----------                   ----------       -------
 Total interest-bearing
  liabilities                        5,219,026           51,357       3.90         4,113,776        43,484       4.19
                                                     ----------       ----                         -------       ----
Non-interest-bearing
  liabilities                          140,526                                       121,105
                                    ----------                                    ----------
 Total liabilities                   5,359,552                                     4,234,881
Total stockholders' equity             790,296                                       932,956
                                    ----------                                    ----------
 Total liabilities and
  equity                            $6,149,848                                    $5,167,837
                                    ==========                                    ==========
Net interest-earning
 assets                             $  569,063                                    $  860,709
                                    ==========                                    ==========
Net interest income/interest
 rate spread                                         $   50,808       3.16%                        $42,466       2.72%
                                                     ==========       ====                         =======       ====
Net interest margin                                                   3.54%                                      3.41%
                                                                      ====                                       ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities             1.11                                          1.21
                                    ==========                                    ==========

                                                               FOR THE NINE MONTHS ENDED
                                      -----------------------------------------------------------------------------------------
                                               DECEMBER 31, 1999                           DECEMBER 31, 1998
                                      ------------------------------------      -----------------------------------------------

                                                                   AVERAGE                                              AVERAGE
                                        AVERAGE                     YIELD/        AVERAGE                                 YIELD/
                                        BALANCE        INTEREST     COST          BALANCE        INTEREST                  COST
                                      ----------       --------    -------      ----------       ----------             -------
Interest-earning assets:
Loans receivable(1):
  Mortgage loans                      $3,345,439       $185,206     7.38%       $2,514,537       $  144,665                7.67%
  Other loans:
   Cooperative apartment
    loans                                481,700         25,052     6.93           404,842           21,783                7.17
   Consumer and commercial
    business loans(2)                    217,077         13,371     8.18           119,006            7,663                8.59
                                      ----------       --------                 ----------       ----------
    Total loans                        4,044,216        223,629     7.37         3,038,385          174,111                7.64
Mortgage-related securities              948,442         44,880     6.31           302,122           14,994                6.62
Investment securities                    324,047         13,064     5.38           884,645           37,158                5.60
Other interest-earning
 assets(3)                               269,400         10,029     4.96           503,064           20,784                5.51
                                      ----------       --------                 ----------       ----------
  Total interest-earning
   assets                              5,586,105        291,602     6.96         4,728,216          247,047                6.97
                                                       --------     ----                         ----------                ----
Non-interest-earning
 assets                                  289,926                                   202,261
                                      ----------                                ----------
  Total assets                        $5,876,031                                $4,930,477
                                      ==========                                ==========


Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                  $  893,450         11,739     1.74        $  657,817           10,656                2.15
  Savings deposits                     1,031,556         17,064     2.20           972,666           18,770                2.56
  Certificates of deposit              1,884,984         72,362     5.10         1,728,629           70,848                5.44
                                      ----------       --------                 ----------       ----------
   Total deposits                      3,809,990        101,165     3.52         3,359,112          100,274                3.96
                                      ----------       --------                 ----------       ----------
  Cumulative trust
    preferred securities(5)                6,398            455     9.50                --               --                 .00
 Total borrowings                      1,140,583         46,533     5.41           504,042           21,180                5.58
                                      ----------       --------                 ----------       ----------
 Total interest-bearing
  liabilities                          4,956,971        148,153     3.97         3,863,154          121,454                4.17
                                                       --------     ----                         ----------                ----
Non-interest-bearing
  liabilities                            107,519                                   118,265
                                      ----------                                ----------
 Total liabilities                     5,064,490                                 3,981,419
Total stockholders' equity               811,541                                   949,058
                                      ----------                                ----------
 Total liabilities and
  equity                              $5,876,031                                $4,930,477
                                      ==========                                ==========
Net interest-earning
 assets                               $  629,134                                $  865,062
                                      ==========                                ==========
Net interest income/interest
 rate spread                                           $143,449     2.99%                        $  125,593                2.80%
                                                       ========     ====                         ==========                ====
Net interest margin                                                 3.44%                                                  3.54%
                                                                    ====                                                   ====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities               1.13                                      1.22
                                      ==========                                ==========


(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes home equity loans and lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans, personal loans and commercial business loans.

(3) Includes federal funds sold, interest-earning bank deposits, FHLB stock, overnight commercial paper and certificates of deposit.

(4)  Includes NOW, money market and checking accounts.

(5) Acquired in connection with the acquisition of Broad effective July 31, 1999.

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


                                      THREE MONTHS ENDED DECEMBER 31, 1999              NINE MONTHS ENDED DECEMBER 31, 1999
                                COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998   COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998
                                ------------------------------------------------   -----------------------------------------------
                                                                          (IN THOUSANDS)
                                           Increase                                       Increase
                                        (Decrease) due to          Total Net          (Decrease) due to            Total Net
                                     -----------------------        Increase        ------------------------        Increase
                                       Rate          Volume        (Decrease)         Rate           Volume        (Decrease)
                                     -------        --------        --------        --------        --------        --------
Interest-earning assets:
Loans receivable:
 Mortgage loans                      $  (969)       $ 16,104        $ 15,135        $ (5,653)       $ 46,194        $ 40,541
 Co-operative apartment loans           (205)          1,116             911            (750)          4,019           3,269
 Consumer and commercial
  business loans(1)                      (36)          3,731           3,695            (379)          6,087           5,708
                                     -------        --------        --------        --------        --------        --------
Total loans receivable                (1,210)         20,951          19,741          (6,782)         56,300          49,518

Mortgage-related securities               22           6,205           6,227            (735)         30,621          29,886
Investment securities                   (742)         (6,879)         (7,621)            (65)        (24,029)        (24,094)
Other interest-earning assets            121          (2,253)         (2,132)         (1,902)         (8,853)        (10,755)
                                     -------        --------        --------        --------        --------        --------



Total net change in income on
 interest-earning assets              (1,809)         18,024          16,215          (9,484)         54,039          44,555

Interest-bearing liabilities:
 Deposits:
  Demand deposits                       (930)          1,575             645          (2,276)          3,359           1,083
  Savings deposits                      (845)            649            (196)         (2,803)          1,097          (1,706)
  Certificates of deposit             (1,332)          2,151             819          (4,618)          6,132           1,514
                                     -------        --------        --------        --------        --------        --------
Total deposits                        (3,107)          4,375           1,268          (9,697)         10,588             891
Cumulative trust preferred
  securities                              --             273             273              --             455             455
Borrowings                               (36)          6,368           6,332            (627)         25,980          25,353
                                     -------        --------        --------        --------        --------        --------


Total net change in expense on
 interest-bearing liabilities         (3,143)         11,016           7,873         (10,324)         37,023          26,699
                                     -------        --------        --------        --------        --------        --------

Net change in net interest
 income                              $(1,334)       $  7,008        $  8,342        $    840        $ 17,016        $ 17,856
                                     =======        ========        ========        ========        ========        ========


(1) Includes home equity loans and lines of credit and improvement loans, student loans, automobile loans, passbook loans, personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


GENERAL.

         The Company reported a 35.2% increase in diluted earnings per share to $0.23 for the quarter ended December 31, 1999 compared to $0.17 for the quarter ended December 31, 1998. Net income increased 18.3% to $13.6 million for the quarter ended December 31, 1999 compared to $11.5 million for the quarter ended December 31, 1998.

         Cash earnings (which include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock related benefit plans, net of tax) for the third quarter of fiscal year 2000 increased 24.0% to $18.9 million and increased 45.5% per diluted share to $0.32 compared to the same period in the prior fiscal year. Management believes the reporting of cash earnings along with traditional earnings calculated in accordance with generally accepted accounting principles provides a more complete picture of the Company's operating performance.

NET INTEREST INCOME.

         Net interest income increased by $8.3 million or 19.6% to $50.8 million for the three months ended December 31, 1999 as compared to $42.5 million for the three months ended December 31, 1998. The increase was due to a $16.2 million increase in interest income offset in part by a $7.9 million increase in interest expense. The growth in net interest income reflects primarily the $813.6 million increase in average interest-earning assets during the three months ended December 31, 1999 as compared to the same period in the prior year. This increase was primarily attributable to the combination of the assets acquired in connection with the acquisition of Broad in the second quarter of fiscal 2000 and, to a lesser extent, the implementation of the Company's leveraging strategy initiated in fiscal 1999. The Company's leveraging strategy was initiated to support asset growth, primarily mortgage-related securities and multi-family loans, with FHLB advances as its primary funding source.

         The Company's net interest margin was 3.54% and 3.41% for the three months ended December 31, 1999 and 1998, respectively. The 13 basis point increase in net interest margin for the 1999 period is primarily the result of the effect of the acquisition of Broad's higher yielding commercial loan portfolio and the associated lower cost commercial deposit base.

         The increase in interest income was primarily due to a $813.6 million increase in the average balance of the Company's interest-earning assets combined with a 15 basis point increase in the weighted average yield earned thereon from 6.91% to 7.06% for the three months ended December 31, 1998 and 1999, respectively. The increase in the average balance was primarily attributable to the combination of the assets acquired in connection with the acquisition of Broad in the second quarter of fiscal 2000 and, to a lesser extent, the implementation of the Company's leveraging strategy initiated in fiscal 1999. Interest income on loans increased $19.7 million due to a $1.11 billion increase in the average balance of loans partially offset by an 11 basis point decline in the yield earned on loans from 7.52% for the three-month fiscal 1999 period to 7.41% for the three-month fiscal 2000 period. Income on investment securities decreased $7.6 million due to a $508.2 million decrease in the average balance of investment securities along with a 35 basis point decline in the yield earned for the quarter ended

December 31, 1999 compared to the quarter ended December 31, 1998. Interest income on mortgage-related securities increased $6.2 million during the third quarter of fiscal 2000 compared to the same period in fiscal 1999 as a result of a $384.6 million increase in the average balance of these securities combined with a 2 basis point increase in the yield earned. In conjunction with its leveraging strategy, the Company reallocated its assets from investment securities to higher yielding mortgage-related securities. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $2.1 million in the current quarter compared to the prior year quarter due to a decrease of $1.9 million of interest income earned from securities lending activities and $1.4 million in interest on federal funds and overnight deposits which was partially offset by an increase of $0.6 million in dividends on FHLB stock.

         Interest expense increased $7.9 million to $51.4 million or 18.1% for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. The increased FHLB borrowings associated with the implementation of the Company's leveraging strategy resulted in additional interest expense of $8.3 million. The increase was partially offset by a $1.9 million decrease in interest paid on borrowings related to securities lending activities. The $628.7 million increase in the average balance of deposits increased interest paid on deposits by $1.3 million which was partially offset by a 49 basis point decline in the average rate paid on deposits to 3.44% for the quarter ended December 31, 1999 compared to 3.93% for the quarter ended December 31, 1998 reflecting the acquisition of Broad's lower cost commercial deposit base and declines in market rates of interest.

PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses decreased from $3.1 million for the three months ended December 31, 1998 to $2.5 million for the three months ended December 31, 1999. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which, while not delinquent, may be subject to greater risk of loss. The decrease in the provision for the quarter is based on the continued strength of the Company's asset quality with non-performing assets as a percentage of total assets declining to 47 basis points at December 31, 1999 compared to 71 basis points at March 31, 1999.

NON-INTEREST INCOME.

         Non-interest income increased $2.5 million to $5.2 million for the three months ended December 31, 1999 compared to $2.7 million for the three months ended December 31, 1998. Service fee income increased $2.3 million primarily as a result of fee income generated by the Broad branch network, increased fees on sales of annuities and mutual funds and an increase in banking service and ATM fees. The Company recognized a net gain of $0.1 million on the sale of approximately $52.1 million of securities which were sold to fund mortgage originations. Other non-interest income increased $0.1 million as a result of $0.6 million income from the Company's investment in a mortgage brokerage company partially offset by lower mortgage prepayment fees of $0.5 million associated with the decline in refinancing of mortgage loans.

NON-INTEREST EXPENSES.

         Non-interest expense amounted to $31.0 million for the quarter ended December 31, 1999 compared to $25.1 million for the quarter ended December 31, 1998. The $5.9 million growth in expenses was primarily attributable to increases in personnel costs of $3.3 million, amortization of intangibles of $1.8 million, occupancy costs of $0.9 million and other non-interest expenses of $0.8 million. These increases were offset by a $1.3 million decrease in data processing service expense.

         Compensation and employee benefits expense increased $3.3 million or 33.1% to $13.4 million for the three months ended December 31, 1999 as compared to the same period in the prior year. The increase is primarily the result of staff additions related to Broad and normal merit salary increases totaling $2.4 million.

         Occupancy costs increased $0.9 million to $4.4 million during the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. The increase is primarily the result of the expansion of operations resulting from the acquisition of Broad in the second quarter of fiscal 2000.

         Data processing service expenses decreased by $1.3 million or 42.1% to $1.8 million during the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. During the 1998 period, the Company was involved in the third phase of its data processing conversion which was completed during the fourth quarter of fiscal 1999. Accordingly, the Company's data processing costs have substantially declined.

         Amortization of intangibles increased $1.8 million or 83.7% to $4.0 million for the quarter ended December 31, 1999 as compared to $2.2 million for the quarter ended December 31, 1998. The increase is primarily due to approximately $106.1 million of goodwill associated with the Broad acquisition which is being amortized over 15 years.

         Other non-interest expenses increased $0.8 million for the three months ended December 31, 1999 compared to the same period in the prior year primarily due to additional expenses associated with the expansion of operations resulting from the acquisition of Broad National. These expenses also include items such as equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

INCOME TAXES.

         Income tax expense amounted to $8.9 million and $5.5 million for the three months ended December 31, 1999 and 1998, respectively. The increase experienced in the fiscal 2000 period reflected in part the increase in the Company's income before income taxes as well as an increase in the Company's effective tax rate for the three months ended December 31, 1999 to 39.5% compared to 32.5% for the three months ended December 31, 1998.

         As of December 31, 1999, the Company had a net deferred tax asset of $83.3 million. No valuation allowance was deemed necessary with respect to such asset.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

GENERAL.

         The Company reported a 40% increase in diluted earnings per share to $0.66 for the nine months ended December 31, 1999 compared to $0.47 for the nine months ended December 31, 1998. Net income for the nine months ended December 31, 1999 increased $5.7 million, or 17.3%, to $38.6 million, compared to the nine months ended December 31, 1998.

         Cash earnings for the nine months ended December 31, 1999 increased 23.5% to $52.3 million compared to $42.4 million for the same period in the prior year. Cash earnings per diluted share increased 45.9% to $0.89 as compared to $0.61 for the nine months ended December 31, 1998.

         The $5.7 million increase in net income during the nine months ended December 31, 1999 compared to the same period in the prior year was primarily due to increases of $17.9 million in net interest income and $4.0 million in non-interest income. These increases were partially offset by a $11.0 million increase in non-interest expense, a $4.9 million increase in the provision for income taxes and a $0.3 million increase in provision for loan losses.

NET INTEREST INCOME.

         Net interest income increased by $17.9 million or 14.2% to $143.4 million for the nine months ended December 31, 1999 as compared to the same period in 1998. The increase was due to a $44.6 million increase in interest income offset in part by a $26.7 million increase in interest expense. The growth in net interest income reflects primarily the $857.9 million increase in average interest-earning assets which is primarily attributable to the implementation of the Company's leveraging strategy in the third quarter of fiscal 1999 and to a lesser extent the assets acquired in connection with the July 31, 1999 acquisition of Broad. Such growth was partially offset by a lower interest rate environment resulting from the flattening of the yield curve as well as interest rate compression associated with the leveraging of the balance sheet.

         The Company's net interest margin was 3.44% and 3.54% for the nine months ended December 31, 1999 and 1998, respectively. The 10 basis point decrease in net interest margin for the 1999 period is primarily the result of the implementation of the Company's leveraging strategy during the third quarter of fiscal 1999 under which the increased investment in mortgage-related securities was funded with FHLB advances which bear interest generally at higher rates than deposits, thus increasing the Company's cost of funds. Also contributing to the interest margin compression were the generally lower yields on loans originated during the 1999 periods combined with the downward repricing of adjustable-rate mortgages. The decline also reflected the Company's use of $190.4 million of its earning assets to fund its stock repurchase program. This decline was partially offset by a reduction in the overall cost of deposits.

         The increase in interest income was primarily due to a $857.9 million increase in the average balance of the Company's interest-earning assets, offset in part by a decline in the weighted average yield earned thereon from 6.97% to 6.96%. Interest income on loans increased $49.5 million due to a $1.01 billion increase in the average balance of loans partially offset by a 27 basis point decline in the yield earned on loans from 7.64% for the fiscal 1999 period to 7.37% for the fiscal 2000 period. The decline in yield is attributable to the effects of originations at the lower interest rates existing throughout much of the 1999 period combined with the repricing downward of some of the Company's adjustable-rate loans. Income on investment securities decreased $24.1 million due to a $560.6 million decrease in the average balance of investment securities along with a decline in the yield earned from 5.60% for the nine months ended December 31, 1998 to 5.38% for the nine months ended December 31, 1999. Interest income on mortgage-related securities increased $29.9 million during the first nine months of fiscal 2000 compared to the same period in fiscal 1999 as a result of a $646.3 million increase in the average balance of these securities which was partially offset by a 31 basis point decline in the yield earned. In conjunction with its leveraging strategy, the Company reallocated its assets from investment securities to higher yielding mortgage-related securities. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $10.8 million in the 1999 period compared to the nine months ended December 31, 1998 primarily due to a decrease of $10.4 million of interest income earned from securities lending activities in the 1998 period along with a $2.0 million decrease in interest on federal funds and overnight deposits. Partially offsetting these decreases was a $1.7 million increase in dividends on FHLB stock.

         Interest expense increased $26.7 million or 22.0% for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998. The increased FHLB borrowings associated with the implementation of the Company's leveraging strategy resulted in additional interest expense of $35.5 million which was partially offset by a $10.2 million decrease in interest paid on borrowings related to securities lending activities. Interest paid on deposits increased by $0.9 million due to the $450.9 million increase in the average balance of deposits, primarily as a result of the acquisition of Broad National. This was partially offset by a 44 basis point decline in the average rate paid on deposits to 3.52% for the nine months ended December 31, 1999 compared to 3.96% for the nine months ended December 31, 1998 reflecting the acquisition of Broad's lower cost commercial deposit base combined with decreases in market rates of interest.


PROVISION FOR LOAN LOSSES.

         The Company's provision for loan losses increased by $0.3 million or 4.1% to $8.1 million as compared to $7.8 million for the same period in the prior year. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate loans, which while not delinquent may be subject to greater risk of loss than single-family owner occupied residential loans. As a result of the reduction in non-performing assets and continued strong asset quality ratios, management reduced the provision for loan losses for the third quarter ended December 31, 1999 compared to the same period in the prior year.

NON-INTEREST INCOME.

         For the nine months ended December 31, 1999 non-interest income increased $4.0 million or 49.7% from $8.1 million for the nine months ended December 31, 1998 to $12.1 million for the nine months ended December 31, 1999. The increase was primarily due to a $5.5 million increase in service fee income primarily as a result of fee income generated by the Broad National branch network, increased fees on sales of annuities and mutual funds and an increase in banking service and ATM fees. Other non-interest income increased $0.3 million primarily as a result of $0.6 million income from the Company's investment in a mortgage brokerage company which was partially offset by lower mortgage prepayment fees. The increase was partially offset by a $1.8 million net loss on the sale of approximately $485.8 million of securities, consisting primarily of collateralized mortgage obligation bonds, which were sold primarily to fund mortgage loan originations and the Company's stock repurchase program.


NON-INTEREST EXPENSES.

         Non-interest expense increased by $11.0 million, or 14.9%, to $84.8 million for the nine months ended December 31, 1999. The increase in expenses was attributable to increases in personnel costs of $7.6 million, amortization of intangibles of $3.0 million, other non-interest expenses of $1.8 million, occupancy expense of $0.9 million, and advertising expense of $0.8 million. These increases were partially offset by a decrease in data processing service expenses of $3.1 million.

         Compensation and employee benefits expense increased $7.6 million, or 26.3%, to $36.7 million for the nine months ended December 31, 1999 as compared to the same period in the prior year. The increase is primarily the result of a $2.8 million increase in expense due to the implementation of the Company's RRP during the later part of the third quarter of fiscal 1999, $4.0 million of staff additions primarily relating to the Broad acquisition as well as normal merit salary increases.

         Occupancy costs increased $0.9 million to $11.5 million during the nine months ended December 31, 1999 as compared to the same period in the prior year. The increase is primarily the result of the expansion of operations resulting from the acquisition of Broad in the second quarter of fiscal 2000.

         Data processing service expenses decreased $3.1 million, or 33.2%, to $6.2 million during the nine months ended December 31, 1999, respectively as compared to the nine months ended December 31, 1998. During the 1998 period the Company was involved in the third phase of its data processing conversion. Such third phase was completed during the fourth quarter of fiscal 1999. Accordingly, the Company's data processing costs have substantially declined.

         For the nine months ended December 31, 1999 advertising expense amounted to $4.2 million as compared to $3.5 million for the nine months ended December 31, 1998. The increase reflects the Company's focus on brand awareness through, in part, increased advertising in print media and radio.

         Amortization of intangibles increased 46.3% to $9.5 million for the nine months ended December 31, 1999 compared to $6.5 million for the same period in the prior year. The increase is primarily due to $106.1 million goodwill recognized as a result of the Broad acquisition which is being amortized over 15 years.

         Other non-interest expenses increased $1.8 million for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998 primarily due to additional expenses associated with the expansion of operations resulting from the acquisition of Broad National. These expenses included items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security.

INCOME TAXES.

         Income tax expense amounted to $24.1 million and $19.3 million during the nine months ended December 31, 1999 and 1998, respectively. The increase experienced in the fiscal 2000 period reflected in part the increase in the Company's income before income taxes. In addition, the Company's effective tax rate for the nine months ended December 31, 1999 was 38.4% compared to 36.9% for the nine months ended December 31, 1998.

REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at December 31, 1999.

                                   REQUIRED                   ACTUAL                    EXCESS
                             PERCENT      AMOUNT       PERCENT       AMOUNT       PERCENT     AMOUNT
                             -------     --------      -------      --------      -------     ------
                                                        (DOLLARS IN THOUSANDS)
Tier I leverage capital
 ratio(1)(2)                   4.0%      $240,237        8.8%       $526,718        4.8%      $286,481

Risk-based capital
 ratios: (2)
 Tier I                        4.0        184,721       11.4         526,718        7.4        341,997
 Total                         8.0        369,441       12.7         584,523        4.7        215,081

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

LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. Historically the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB, to a limited degree as a source of funds during the past five years. However, due to the increased demand for mortgage loans during fiscal 1999 and as part of the Company's leveraging strategy, the Company increased its FHLB advances which totaled $1.27 billion at December 31, 1999.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold or Dutch Auction Preferred Stock securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and debt and equity securities. At December 31, 1999, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans and other loans aggregating $62.4 million and $115.7 million, respectively, consisting primarily of fixed and adjustable-rate residential loans and fixed-rate commercial real estate loans that are expected to close during the twelve months ended December 31, 2000. Certificates of deposit scheduled to mature in one year or less at December 31, 1999 totaled $1.51 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.


THE YEAR 2000 ISSUE

         Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use data for the year 2000 or later. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations. While lingering concern exists about certain dates during Year 2000, the most significant date, January 1, 2000, has passed without incident. As a result of its diligent efforts, the Company is pleased to report no interruptions of business or financial losses resulting from Year 2000 Issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, which was filed with the Securities and Exchange Commission on June 28, 1999.

         One of the methods the Company utilizes to predict the effect of changing interest rates on assets and liabilities is to estimate the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of December 31, 1999.

                                                                                      NPV AS % OF
CHANGE (IN BASIS POINTS)                                                               PORTFOLIO
IN INTEREST RATES                        NET PORTFOLIO VALUE                        VALUE OF ASSETS
                                                                                ---------------------------
                                                                                 NPV             CHANGE IN
                            AMOUNT          $ CHANGE          % CHANGE          RATIO             NPV RATIO
                           ---------        --------          --------          -----            ----------

+300                         532,971        (325,949)         (38.30)%           9.64%             (4.32)%
+200                         632,393        (226,527)         (26.37)           11.05              (2.91)
+100                         746,126        (112,794)         (13.13)           12.57              (1.39)
   0                         858,920              --              --            13.96                 --
-100                         973,364         114,444           11.76            15.29               1.32
-200                       1,102,924         244,004           28.41            16.77               2.80
-300                       1,274,081         415,161           48.34            18.71               4.75

         As of December 31, 1999, the Company's NPV was $858.9 million, or 13.96% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $632.4 million, or 11.05% of the market value of assets. The change in the NPV ratio or the Company's Sensitivity Measure was negative 2.91%.

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

PART II                             OTHER INFORMATION

         Item 1.  Legal Proceedings
                           Not applicable

         Item 2.  Changes in Securities and Use of Proceeds
                           Not applicable

         Item 3.  Defaults upon Senior Securities
                           Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders
                           Not applicable

         Item 5.  Other Information
                           Not applicable

         Item 6.  Exhibits and Reports on Form 8-K
                           a) Exhibits
                                    Not applicable

                           b) Reports on Form 8-K
                                    Not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INDEPENDENCE COMMUNITY BANK CORP.


Date: February 11, 2000                     By:/s/ Charles J. Hamm
     ------------------                       ----------------------------------
                                               Charles J. Hamm
                                               Chairman, President and
                                               Chief Executive Officer



Date: February 11, 2000                     By:/s/ John B. Zurell
     ------------------                       ----------------------------------
                                               John B. Zurell
                                               Executive Vice President and
                                               Chief Financial Officer