Form 10-K405
period 2000-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2000-06-23
CIK 945734

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

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                                    0-23229
                            (COMMISSION FILE NUMBER)

                       INDEPENDENCE COMMUNITY BANK CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        13-3387931
(STATE OR OTHER JURISDICTION OF INCORPORATION OR     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                  ORGANIZATION)
    195 MONTAGUE STREET, BROOKLYN, NEW YORK                           11201
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X]

     As of June 9, 2000, there were 65,719,845 shares of the Registrant's common stock issued and outstanding. The aggregate market value of the Registrant's common stock (based on the closing price as quoted on June 9, 2000) held by non-affiliates was approximately $751,636,913.

     (1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEPENDENCE COMMUNITY BANK CORP.
2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM  1.       BUSINESS
               Description of Business                                           1
               Market Area and Competition                                       1
               Lending Activities                                                2
               Asset Quality                                                    12
               Investment Activities                                            19
               Sources of Funds                                                 22
               Employees                                                        25
               Savings Bank Life Insurance                                      25
               Subsidiaries                                                     25
               Regulation of Savings and Loan Holding Companies                 26
               Regulation of State-Chartered Banks                              29
               Federal Taxation                                                 34
               State and Local Taxation                                         35
ITEM  2.       Properties                                                       37
ITEM  3.       Legal Proceedings                                                40
ITEM  4.       Submission of Matters to a Vote of Security Holders              40

PART II

ITEM  5.       Market for Independence Community Bank Corp.'s Common Equity
               and Related Stockholder Matters                                  41
ITEM  6.       Selected Financial Data                                          42
ITEM  7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        44
ITEM  7A.      Quantitative and Qualitative Disclosure About Market Risk        64
ITEM  8.       Financial Statements and Supplementary Data                      65
ITEM  9.       Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                         97

PART III

ITEM  10.      Directors and Executive Officers of Independence Community
               Bank Corp.                                                       97
ITEM  11.      Executive Compensation                                           97
ITEM  12.      Security Ownership of Certain Beneficial Owners and
               Management                                                       97
ITEM  13.      Certain Relationship and Related Transactions                    97

PART IV

ITEM  14.      Exhibits, Financial Statement Schedules, and Reports on Form
               8-K                                                              97

SIGNATURES

PART I

ITEM 1.   BUSINESS

INDEPENDENCE COMMUNITY BANK CORP.

     Independence Community Bank Corp. (the "Holding Company") is a Delaware corporation organized in June 1997 by Independence Community Bank (the "Bank"), formerly known as Independence Savings Bank, for the purpose of becoming the parent savings and loan holding company of the Bank. The Bank's reorganization to the stock form of organization and the concurrent offer and sale of the Holding Company's common stock was completed on March 13, 1998 (the "Conversion"). The assets of the Holding Company are primarily the capital stock of the Bank, certain cash and cash equivalents and securities available-for-sale. The business and management of the Holding Company consists primarily of the business and management of the Bank (the Holding Company and the Bank are collectively referred to herein as the "Company"). The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Holding Company does not intend to employ any persons other than officers of the Bank, and utilizes the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Holding Company expands or changes its business in the future.

     The Company's executive office is located at 195 Montague Street, Brooklyn, New York 11201, and its telephone number is (718) 722-5300.

INDEPENDENCE COMMUNITY BANK

     The Bank's principal business is gathering deposits from customers within its market area and investing those deposits, primarily in multi-family residential mortgage loans, single-family residential loans (including cooperative apartment loans), commercial real estate loans, consumer loans, commercial business loans, wholesale lines of credit to mortgage bankers, mortgage-related securities and investment securities. The Bank's revenues are derived principally from interest on its loan and securities portfolios while its primary sources of funds are deposits, Federal Home Loan Bank of New York ("FHLB") borrowings, loan amortization and prepayments and maturities of mortgage-related securities and investment securities. The Bank offers a variety of loan and deposit products to its customers. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with a third party.

MARKET AREA AND COMPETITION

     The Company has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Company oversees its 65 branch office network through its headquarters located in downtown Brooklyn. The Company operates 17 branch offices in the borough of Brooklyn, another nine in the borough of Queens and six dispersed among Manhattan, the Bronx, Staten Island and Nassau County. As a result of the acquisitions of Broad National Bancorporation ("Broad"), Newark, New Jersey and Statewide Financial Corp. ("Statewide"), Jersey City, New Jersey during fiscal 2000, the Company also operates 33 branches in the northern New Jersey counties of Bergen, Essex, Hudson, Middlesex and Union. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. Although the Company lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in the boroughs of Brooklyn, Queens and Manhattan, as well as the counties in northern and central New Jersey. The Company's customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and, to a lesser degree, low to moderate income households. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. As part of the Company's competitive strategy to attract loyal deposit customers, the Company historically has been a low service fee provider of a variety of savings and checking account products. The Company believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty which is essential to the Company's ability to compete effectively.

     Over the past several years, the New York City metropolitan area has benefited from the resurgence and growth in employment and profitability exper-ienced by national securities and investment banking firms, many of which are domiciled in Manhattan, as well as the growth and profitability of other financial service companies, such as money center banks. The strength of the national economy and of the United States equities markets in recent periods has contributed significantly to the growth and increased profitability of Wall Street securities and investment banking firms. Historically, the New York City metropolitan area has also benefited from being the corporate headquarters of many large industrial and commercial companies which have, in turn, attracted many smaller companies, particularly within the service industry. The metropolitan area also offers well developed transportation and communication systems and a highly skilled and educated work force. In spite of its size and diversity, the New York City metropolitan area economy is affected by the level of business activity and profitability within the securities and financial services industries. During the late 1980s and early 1990s, the securities and financial services industries experienced a significant decline in business activity and profitability which, when combined with a period of weakness in the national economy, resulted in higher levels of unemployment in the New York City metropolitan area. These conditions and other factors contributed to an overall decline in the value of commercial and residential real estate. While real estate values have substantially recovered, no assurance can be given that such conditions could not reoccur.

     The Company faces significant competition both in making loans and in attracting deposits. There are numerous financial institutions located within the Company's market area, many of which have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, savings associations, insurance companies and mortgage-banking companies. Management anticipates that competition for both multi-family residential mortgage loans, commercial business loans and single-family residential loans will continue to increase in the future. Accordingly, no assurance can be given that the Company will be able to maintain the volume of originations of such loans at current levels. The Company's most direct competition for deposits has historically come from savings associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, direct purchases of government securities, equities market and from other financial institutions such as brokerage firms and insurance companies. Competition also may increase as a result of the elimination of restrictions on interstate operations of financial institutions.

FORWARD LOOKING INFORMATION

     Statements contained herein which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission ("SEC") from time to time. Such factors include, but are not limited to, changes in general economic and market conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

LENDING ACTIVITIES

     GENERAL. At March 31, 2000, the Company's net loan portfolio totaled $4.88 billion, which represented 73.9% of the Company's $6.60 billion of total assets. The single largest category of loans in the Company's portfolio is multi-family residential mortgage loans, which totaled $2.73 billion or 55.2% of the Company's total loan portfolio at March 31, 2000. Such loans are secured primarily by apartment buildings located in the Company's market area. The second and third largest categories are single-family residential mortgage loans and commercial real estate loans which totaled $674.1 million or 13.6% and $597.2 million or 12.1%, respectively, of the total loan portfolio at such date. These three categories collectively accounted for 80.9% of the Company's total loan portfolio at March 31, 2000. The remainder of the loan portfolio was comprised of $462.2 million of cooperative apartment loans, $253.6 million of commercial business loans, $121.1 million of home equity loans and lines of credit, $48.2 million of warehouse mortgage lines of credit, $39.3 million of student loans and $34.3 million of consumer and other loans.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors in turn, are affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), legislative tax policies and governmental budgetary matters.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans at the dates indicated.

                                                                        AT MARCH 31,
                                  ----------------------------------------------------------------------------------------
                                           2000                      1999                      1998                1997
                                  ----------------------    ----------------------    ----------------------    ----------
                                                PERCENT                   PERCENT                   PERCENT
                                    AMOUNT      OF TOTAL      AMOUNT      OF TOTAL      AMOUNT      OF TOTAL      AMOUNT
                                  ----------    --------    ----------    --------    ----------    --------    ----------
                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential       $  674,118      13.6%     $  491,523      14.0%     $  505,051      18.2%     $  552,745
  Multi-family residential(1)      2,731,104      55.2       2,195,879      62.6       1,605,058      57.6       1,365,124
  Commercial real estate             597,165      12.1         250,105       7.1         178,463       6.4         158,336
                                  ----------     -----      ----------     -----      ----------     -----      ----------
  Total principal
    balance-mortgage loans         4,002,387      80.9       2,937,507      83.7       2,288,572      82.2       2,076,205
Less:
  Net deferred fees                   (8,727)      0.2         (10,529)      0.3          (9,403)      0.3          (9,645)
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Total mortgage loans               3,993,660      80.7       2,926,978      83.4       2,279,169      81.9       2,066,560
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Commercial business loans            253,606       5.1          39,362       1.1          31,550       1.1          25,249
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Other loans:
  Cooperative apartment loans        462,185       9.3         458,165      13.1         380,866      13.7         348,029
  Student loans                       39,260       0.8          41,633       1.2          43,946       1.6          45,262
  Home equity loans and lines of
    credit                           121,109       2.4          12,295       0.4          15,625       0.6          19,545
  Warehouse mortgage lines of
    credit                            48,175       1.0              --        --              --        --              --
  Consumer and other loans            34,318       0.7          28,382       0.8          30,869       1.1          27,005
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Total principal balance-other
  loans                              705,047      14.2         540,475      15.5         471,306      17.0         439,841
Less:
  Unearned discounts and net
    deferred fees                     (1,793)      0.0            (334)      0.0            (138)      0.0            (130)
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Total other loans                    703,254      14.2         540,141      15.5         471,168      17.0         439,711
                                  ----------     -----      ----------     -----      ----------     -----      ----------
Total loans receivable             4,950,520     100.0%      3,506,481     100.0%      2,781,887     100.0%      2,531,520
                                  ----------     =====      ----------     =====      ----------     =====      ----------
Less:
Allowance for loan losses            (70,286)                  (46,823)                  (36,347)                  (27,024)
                                  ----------                ----------                ----------                ----------
Loans receivable, net             $4,880,234                $3,459,658                $2,745,540                $2,504,496
                                  ==========                ==========                ==========                ==========

                                             AT MARCH 31,
                                  ----------------------------------
                                    1997               1996
                                  --------    ----------------------
                                  PERCENT                   PERCENT
                                  OF TOTAL      AMOUNT      OF TOTAL
                                  --------    ----------    --------
                                        (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential         21.8%     $  534,539      22.8%
  Multi-family residential(1)       53.9       1,208,039      51.6
  Commercial real estate             6.3         162,799       6.9
                                   -----      ----------     -----
  Total principal
    balance-mortgage loans          82.0       1,905,377      81.3
Less:
  Net deferred fees                  0.4         (10,451)      0.4
                                   -----      ----------     -----
Total mortgage loans                81.6       1,894,926      80.9
                                   -----      ----------     -----
Commercial business loans            1.0          18,003       0.8
                                   -----      ----------     -----
Other loans:
  Cooperative apartment loans       13.7         340,507      14.5
  Student loans                      1.8          45,947       1.9
  Home equity loans and lines of
    credit                           0.8          23,458       1.0
  Warehouse mortgage lines of
    credit                            --              --        --
  Consumer and other loans           1.1          20,611       0.9
                                   -----      ----------     -----
Total principal balance-other
  loans                             17.4         430,523      18.3
Less:
  Unearned discounts and net
    deferred fees                    0.0            (116)      0.0
                                   -----      ----------     -----
Total other loans                   17.4         430,407      18.3
                                   -----      ----------     -----
Total loans receivable             100.0%      2,343,336     100.0%
                                   =====      ----------     =====
Less:
Allowance for loan losses                        (20,528)
                                              ----------
Loans receivable, net                         $2,322,808
                                              ==========

---------------
(1) Includes at March 31, 2000 and March 31, 1999, $648.8 million and $567.8 million, respectively, of loans secured by mixed-use (combined residential and commercial use) properties.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Company's loans at March 31, 2000, as well as the dollar amount of such loans which are scheduled to mature after one year and which have fixed or adjustable interest rates. Demand loans, overdraft loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less.

                                                  PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN YEAR(S) ENDED MARCH 31,
                                     -------------------------------------------------------------------------------------------
                                      TOTAL AT
                                     MARCH 31,                                                  2005-       2011-
                                        2000        2001       2002       2003       2004        2010        2016     THEREAFTER
                                     ----------   --------   --------   --------   --------   ----------   --------   ----------
                                                                           (IN THOUSANDS)
Mortgage loans:
  Single-family residential(1)       $  653,528   $    376   $    831   $  5,081   $ 22,199   $   93,450   $ 89,286    $442,305
  Multi-family residential(2)         2,728,829     56,804    190,017    109,540    278,078    1,949,759    119,318      25,313
  Commercial real estate(3)             597,083     25,363     32,008     32,747     28,070      299,500    125,880      53,515
Commercial business loans               253,605     78,500     36,735     16,812     14,468       83,194     22,451       1,445
Other loans:
  Cooperative apartment loans           462,185         29        431      2,381      5,819       10,811     38,217     404,497
  Consumer loans(4)                     194,687     27,206     27,476     26,431     15,598       87,987      9,989          --
  Warehouse mortgage lines of
    credit                               48,175     48,175         --         --         --           --         --          --
                                     ----------   --------   --------   --------   --------   ----------   --------    --------
        Total(5)                     $4,938,092   $236,453   $287,498   $192,992   $364,232   $2,524,701   $405,141    $927,075
                                     ==========   ========   ========   ========   ========   ==========   ========    ========

---------------
(1) Does not include $20.6 million of single-family residential loans serviced by others.

(2) Does not include $2.3 million of multi-family residential loans serviced by others.

(3) Does not include $82,000 of commercial real estate loans serviced by others.

(4) Includes student loans, home equity loans and lines of credit, automobile loans and passbook loans.

(5) Of the $4.70 billion of loan principal repayments contractually due after March 31, 2001, $3.65 billion have fixed rates of interest and $1.05 billion have adjustable rates of interest.

     LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Company originates both adjustable-rate mortgage loans and fixed-rate mortgage loans, the relative volume of which is dependent upon customer demand and market rates of interest. The Company generally retains all adjustable-rate loans and fixed-rate residential mortgage loans with contractual terms of 15 years or less for its portfolio. In the past, the Company generally did not purchase whole mortgage loans or loan participations. However, during the fourth quarter of fiscal 1996 the Company entered into an agreement with a local mortgage-banking firm to purchase conventional single-family residential mortgage loans (loans not fully or partially guaranteed by the Federal Housing Administration ("FHA") or the Department of Veterans' Affairs ("VA")) and cooperative apartment loans originated by such mortgage banking firm on the Company's behalf. During the year ended March 31, 2000, the Company purchased $2.1 million and $6.3 million, respectively, of conventional single-family residential mortgage loans and cooperative loans from such mortgage banker. The Company generally sells (with servicing retained by the Company) newly originated fixed-rate, single-family residential mortgage loans with contractual terms of more than 15 years in the secondary market to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"). It has also, on occasion, sold cooperative apartment loans and multi-family residential mortgage loans. As of March 31, 2000, the Company serviced $184.0 million of loans for others. The Company generally receives an annual fee equal to .25% to
 .375% of the outstanding principal balance for servicing loans sold.

     The Company agreed to make a good faith effort, pursuant to regulatory obligations incurred in connection with the Conversion, consistent with safe and sound banking practices, to provide housing related financing to borrowers and/or projects located in the Bronx and in upper Manhattan totaling $22.0 million and $16.0 million, respectively, over the two-year period commencing January 1, 1998 of which $14.0 million and $9.0 million, respectively, were to consist of loans secured by properties in low and moderate income ("LMI") census tracts, loans to LMI borrowers, loans to community development projects or other qualified investments (subject to certain limitations). This lending commitment could be satisfied by originations, purchases or refinancing of permanent or construction loans for housing related projects or by community development loans or other "qualified investments" as defined in federal regulations promulgated pursuant to the Community Reinvestment Act ("CRA"). As of March 31, 2000, the Company had exceeded these commitments. In addition, the Company agreed to expand its CRA assessment area to include Manhattan, the Bronx and Nassau County in their entirety. In December 1997, the Company entered into an agreement (the "ICP Agreement") with Inner City Press/ Community on the Move, a local community group ("ICP"), pursuant to which the Company agreed to use its best efforts to lend at least $27.0 million and $20.0 million in the Bronx and upper Manhattan, respectively. Over the two-year period commencing January 1, 1998, at least $18.0 million and $16.0 million, respectively, of such loans, were to consist of loans secured by properties in LMI census tracts in the Bronx and upper Manhattan. For purposes of the ICP Agreement, "lend" meant making loans, community development loans or qualified investments as defined in federal regulations implementing the CRA. In addition, under the terms of the ICP Agreement, the Company was required to use its best efforts to lend in certain specified LMI areas of Brooklyn an aggregate of at least $15.0 million in the two-year period commencing January 1, 1998. In addition, during this two-year period, the Company agreed to open two automatic teller machines ("ATM") in LMI census tracts in the Bronx and/ or upper Manhattan or a new branch office within certain specified areas of the Bronx or upper Manhattan. In connection with the review of the Company's Conversion application by Federal regulators, the Company agreed, subject to principles of safety and soundness, to meet certain lending requirements substantially identical to those set forth in the ICP Agreement. As of March 31, 2000 the Company had exceeded each of these lending commitments. The Company is still in the process of finding suitable locations for the branch office or ATM facilities. Management does not believe that compliance with the commitments related to the selection of a branch office or ATM site will have a material effect on the results of operations or financial condition of the Company.

     In December 1998, Broad entered into an agreement with New Jersey Citizen Action ("NJCA"), a community group, pursuant to which Broad agreed to use its best efforts to lend a total of $20.0 million in the state of New Jersey over a five year period beginning on January 1, 1999. Subsequent to the merger of Broad and the Company in July 1999 and the merger of Statewide and the Company in January 2000, the Bank entered into a modified agreement with NJCA pursuant to which a revised target goal of extending $33.0 million in loans was established for the five-year term of the agreement ending December 31, 2004. Such loans are to consist primarily of affordable home mortgage products in the form of one-to-four family mortgage loans to qualified low and moderate income borrowers, community development financing consisting primarily of loans for the purpose of purchasing, constructing and rehabilitating housing affordable to low and moderate income families and economic development financing to facilitate small business startup and expansion and job development. As of March 31, 2000, the Company had extended approximately $18.9 million of loans in connection with the NJCA agreement. Management does not believe that compliance with the NJCA agreement will have a material effect on the Company's results of operations or financial condition.

     LOAN ACTIVITY. The following table shows the activity in the Company's loan portfolio during the periods indicated.

                                                                  YEAR ENDED MARCH 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Total principal balance of loans held at the beginning
  of period                                              $3,517,344    $2,791,428    $2,541,295

Acquired from Broad acquisition                             362,514            --            --
Acquired from Statewide acquisition                         398,974            --            --
                                                         ----------    ----------    ----------
          Total acquired from acquisitions                  761,488            --            --
                                                         ----------    ----------    ----------
Originations of loans:
  Single-family residential                                  33,828       109,477        45,476
  Multi-family residential                                  784,788       789,253       410,106
  Commercial real estate                                    237,389       105,816        35,679
  Cooperative apartment loans                                74,868       164,062        82,006
  Consumer(1)                                                47,252        28,023        27,255
  Commercial business loans                                 142,257        21,799        20,065
  Warehouse mortgage lines of credit                        194,994            --            --
                                                         ----------    ----------    ----------
          Total originations                              1,515,376     1,218,430       620,587
                                                         ----------    ----------    ----------
Purchases of loans:
  Single-family residential                                   2,138         3,738        11,346
  Multi-family residential                                       --        43,126            --
  Cooperative apartment loans                                 6,266        13,747        12,658
                                                         ----------    ----------    ----------
          Total purchases                                     8,404        60,611        24,004
                                                         ----------    ----------    ----------
          Total originations and purchases                1,523,780     1,279,041       644,591
Loans sold:
  Single-family residential                                   1,867        28,162        17,470
  Cooperative apartment loans                                   675        11,761         1,668
                                                         ----------    ----------    ----------
          Total sold                                          2,542        39,923        19,138
Repayments(2)                                               839,030       513,202       375,320
                                                         ----------    ----------    ----------
Net loan activity                                         1,443,696       725,916       250,133
                                                         ----------    ----------    ----------
          Total principal balance of loans held at the
            end of period                                 4,961,040     3,517,344     2,791,428
Less:
  Discounts on loans purchased and net deferred fees at
     end of period                                          (10,520)      (10,863)       (9,541)
                                                         ----------    ----------    ----------
          Total loans receivable at end of period        $4,950,520    $3,506,481    $2,781,887
                                                         ==========    ==========    ==========

---------------
(1) Includes student loans, home equity loans and lines of credit, automobile loans, passbook loans, personal loans and credit card loans.

(2) Includes loans charged-off or transferred to other real estate owned.

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. The Company originates multi-family (five or more units) residential mortgage loans which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located in the Company's market area. At March 31, 2000, the Company had multi-family residential mortgage loans totaling $2.73 billion in its portfolio, comprising 55.2% of the total loan portfolio. Historically, the Company has been an active multi-family residential mortgage lender and this portion of the Company's loan portfolio has grown substantially during the last several years, reflecting the Company's emphasis on such lending. The Company intends to continue to emphasize multi-family residential mortgage lending within its market area. The main competitors for loans in this market tend to be other local banks and savings institutions as well as insurance companies. Multi-family residential mortgage loans in the Company's portfolio generally range in amount from $500,000 to $3.0 million and have an average size of approximately $1.0 million. The Company's multi-family residential mortgage loans are comprised primarily of middle-income housing located in the boroughs of Brooklyn, Queens and Manhattan.

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

     The Company's multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 65% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At March 31, 2000, the Company had $637.7 million of loans secured by cooperative apartment buildings located primarily in Manhattan.

     The Company's typical multi-family residential mortgage loan is originated with a term to maturity of 5 to 10 years. These loans have a fixed-rate of interest and may be extended by the borrower, upon payment of an additional fee, for an additional five year period at an interest rate based on the 5-year FHLB advance rate plus a margin, which rate may not be below the initial interest rate of the loan. The Company has been offering loans which have fixed-rates for the first five years then adjust at the end of the fifth year and again at the end of the seventh or eighth year to pre-set rates established at the time of origination. Under the terms of the Company's multi-family residential mortgage loans, the principal balance generally is amortized at the rate of 1% per year with the remaining principal due in full at maturity. Prepayment penalties are generally assessed on these loans.

     In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans which, at March 31, 2000, amounted to $597.2 million or 12.1% of total loans. This portfolio is comprised primarily of loans secured by commercial and industrial properties as well as nursing homes, funeral homes, churches and synagogues, schools and small shopping centers located within the Company's market area. The Company's commercial real estate loans generally range in amount from $50,000 to $2.5 million, and have an average size of approximately $700,000. The Company originates commercial real estate loans using similar underwriting standards as applied to multi-family residential mortgage loans. In addition, the Company reviews rent or lease income, rent rolls, business receipts, the borrower's credit history and business experience, and comparable values of similar properties when underwriting commercial real estate loans.

     Loans secured by apartment buildings and other multi-family residential and commercial properties generally are larger and considered to involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation or management of the properties and are subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which generally limit the origination of such loans to loans secured by properties located in the Company's market area and require such loans to be qualified on, among other things, the basis of the property's income and debt service ratio.

     SINGLE-FAMILY RESIDENTIAL AND COOPERATIVE APARTMENT LENDING. The Company offers residential first mortgage loans secured primarily by owner-occupied single-family (one to four units) residences. The Company also originates loans to individuals secured by shares of individual cooperative apartments. During fiscal 2000, the Company reduced its emphasis on both single-family residential and cooperative apartment loans in favor of higher yielding, commercial real estate and business loans. At March 31, 2000, $674.1 million or 13.6% and $462.2 million or 9.3% of the Company's total loan portfolio consisted of single-family residential mortgage loans and cooperative apartment loans, respectively. The substantial majority of these loans are secured by properties located in the New York boroughs of Brooklyn, Queens, Manhattan and various counties in central and northern New Jersey. The Company offers conforming and non-conforming fixed-rate and adjustable-rate mortgage loans ("ARMs") with maturities of up to 30 years and a maximum loan amount generally not exceeding $1.0 million. At March 31, 2000, ARMs represented $803.6 million of the aggregate total of single-family residential mortgage loans and cooperative apartments loans.

     The Company's residential loan originations are generally obtained from existing or past loan customers, depositors of the Company, members of the local community and referrals from attorneys, branch referrals, realtors and independent mortgage brokers who refer members of the communities located in the Company's market area. The Company also conducts extensive print and radio advertising, a portion of which is for its mortgage products. The Company is a participating seller/servicer with the FNMA and the FHLMC, and generally underwrites its fixed-rate single-family residential mortgage loans to conform with standards required by these agencies. Included in single-family residential loans is a modest amount of loans partially or fully guaranteed by the FHA or the VA.

     The Company continues to place a portion of its lending emphasis in the cooperative apartment loan market. Although the collateral for cooperative apartment loans consists of shares in a cooperative housing corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as single-family residential mortgage loans. At March 31, 2000, such loans amounted to $462.2 million or 9.3% of the Company's total loan portfolio. Although the Company's cooperative apartment loans in the past have related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan, with a significant number of such loans having original loan balances in excess of $300,000.

     The Company's single-family residential mortgage loans and cooperative apartment loans include ARMs and fixed-rate loans. The Company currently offers a variety of ARMs, including one which permits the borrowers to convert the loan to a fixed-interest rate. The Company's ARMs also currently include loans which adjust every one or three years as well as loans with an established rate for the initial five or seven years of the loan and which adjust every three years thereafter. All of the Company's ARMs have a 30 year term to maturity. The interest rate on the Company's ARMs fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. In addition, ARMs generally are subject to limitations on interest increases or decreases of 2% per adjustment period and an interest rate cap during the life of the loan established at the time of origination.

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

     The Company generally sells its newly originated fixed-rate, single-family residential mortgage loans with contractual terms of more than 15 years in the secondary market to agencies such as the FNMA and the FHLMC. The Company generally retains the servicing rights on all such loans sold. For the year ended March 31, 2000 the Company sold single-family residential mortgage loans totaling $1.9 million.

     Under the Company's underwriting guidelines, ARMS can be originated with loan-to-value ratios of up to 80%. Fixed-rate, single-family residential mortgage loans can be originated with loan-to-value ratios of up to 90%; provided, however, that private mortgage insurance is required for loans with loan-to-value ratios in excess of 80%.

     In order to provide financing for low and moderate-income home buyers, the Company participates in residential mortgage programs and products sponsored by, among others, the State of New York Mortgage Authority, the Community Preservation Corporation, Neighborhood Housing Services and the New York City Co-op Pilot Program. Various programs sponsored by these groups provide low and moderate income households with fixed-rate mortgage loans which are generally below prevailing fixed market rates and which allow below-market down payments.

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

     CONSUMER LENDING ACTIVITIES. The Company offers a variety of consumer loans including student loans, home equity loans and lines of credit, automobile loans and passbook loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At March 31, 2000, $194.7 million or 3.9% of the Company's total loan portfolio was comprised of consumer loans.

     The largest component of the Company's consumer loan portfolio is home equity loans and lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower's primary or secondary residence. The Company's home equity lines of credit have interest rates that adjust or float based on the Wall Street Journal Prime Rate ("WSJ Prime"), loan-to-value ratios of 80% or less, and are generally for amounts of less than $100,000 but can be as high as $300,000. The loan repayment is based on a 15 year term consisting of level principal amortization plus accrued interest. The Company offers fixed-rate, fixed-term home improvement loans, which are also secured by the underlying equity in the borrower's primary or secondary residence. As a result of the Statewide acquisition, $14.8 million, or 7.6%, of the Company's consumer loan portfolio consists of FHA Title 1 home improvement loans. These loans were originated on both a direct basis and through a network of improvement contractors/dealers who were approved by Statewide under FHA guidelines. Statewide also purchased FHA Title 1 home improvement loans from FHA-approved lenders who originated the loans in accordance with Statewide's lending criteria and within FHA underwriting guidelines. These guidelines provide more liberal equity and debt-to-income ratios than for non-FHA improvement loans. In the event of default, the FHA insures 90% of the principal balance plus accrued interest. The interest rates are generally higher than the interest rates for one-to-four family mortgage loans due to the more liberal underwriting standards. Based on the Company's strategy to build customer relationships through sales efforts within its branch network, indirect lending originations such as FHA Title 1 home improvement loans will be curtailed. At March 31, 2000, home equity loans and lines of credit amounted to $121.1 million, or 2.4%, of the Company's total loan portfolio. The Company had an additional $48.2 million of unused commitments pursuant to such equity lines of credit.

     The second largest component of the Company's consumer loan portfolio is student loans. The Company has been and continues to be an active originator of student loans. Substantially all of these loans are originated under the auspices of the New York State Higher Education Service Corporation

("NYSHESC"). Under the terms of these loans, no repayment is due until the student's graduation, with 98% of the principal guaranteed by the NYSHESC. The term and rates of these loans are established by the U. S. Department of Education. At March 31, 2000, such loans amounted to $39.3 million or 0.8% of the total loan portfolio.

     The third largest component of the Company's consumer loan portfolio is automobile loans which totaled $18.9 million at March 31, 2000, of which 63% were originated directly with the Company's customers, rather than indirectly through automobile dealers. The car collateralizes the loan, with the Company lending up to 90% of the value of the car. The loans generally amortize over a two to five year period and can be used to purchase either a new or used car. The Company also participates in indirect automobile lending through an agreement with an independent finance company. Under the terms of the lending program, the finance company grants the Company full recourse throughout the lives of the loans the Company purchases.

     At March 31, 2000, the remaining $15.4 million of the Company's consumer loan portfolio, which amounted to 0.3% of the Company's total loan portfolio, was comprised primarily of passbook loans, which loans are secured by the borrowers' deposits at the Bank and other unsecured loans. During fiscal 2000 the Company sold its entire credit card portfolio. The Company has an agreement with another financial institution to act as their agent and offer credit cards in the Company's market area for which the Company receives a per unit fee. The Company does not record an asset or assume any related credit risk.

     Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio, however, because a majority of the portfolio is comprised of home equity loans and lines of credit which are secured by real estate. The loans are underwritten in a manner such that they result in a lending risk which is similar to that of single-family residential mortgage loans.

     COMMERCIAL BUSINESS LENDING ACTIVITIES. The Company makes commercial business loans directly to businesses located in its market area. The Company targets small and medium sized businesses with the bulk of the loans being originated for amounts less than $750,000. Applications for commercial business loans are obtained primarily from existing customers, branch referrals and direct inquiry. As of March 31, 2000, commercial business loans totaled $253.6 million, or 5.1%, of the Company's total loan portfolio. During fiscal 2000, the Company expanded its commercial business lending program, which was further developed with the acquisitions of Broad and Statewide.

     Commercial business loans originated by the Company generally have terms of five years or less and adjustable interest rates tied to Prime plus a margin. Such loans are generally secured by real estate, receivables, inventory, equipment, machinery and vehicles and are further collateralized by the personal guarantees of the principals of the borrower. Commercial business loans generally have shorter terms to maturity and provide higher yields than residential mortgage loans. Although commercial business loans generally are considered to involve greater credit risk then certain other types of loans, management intends to continue to offer commercial business loans to small and medium-sized businesses in its market area.

     WAREHOUSE MORTGAGE LINES OF CREDIT. The Mortgage Funding group, acquired as a result of the Statewide acquisition, originates revolving lines of credit to small and medium-sized mortgage banking companies at interest rates approximating prime. The lines are drawn upon by these companies to fund the origination of mortgages, primarily one-to-four family loans, where the amount of the draw is generally no higher than 97% of the loan which, in turn, is no higher than 80% of the appraised value of the property. The lines are repaid upon completion of the sale of the mortgage loan to third parties which usually occurs within 90 days. During the period between the origination and sale of the loan, the Company maintains possession of the original mortgage note. The customers of the Mortgage Funding group are located primarily in New Jersey and surrounding states. These loans are of short duration and are made to a customer base whose primary business is mortgage refinancing. In the event of rising interest rates, the Company expects that utilization of these lines of credit would be substantially reduced and replaced only to the extent of strength in the general housing markets. As of March 31, 2000, warehouse mortgage lines of credit totaled $48.2 million, or 1.0% of the Company's total loan portfolio.

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Board of Directors of the Bank has established lending authorities for individual officers as to its various types of loan products. For multi-family residential mortgage loans, commercial real estate loans, single-family residential mortgage loans and cooperative apartment loans, the Executive Vice President and a Senior Vice President have the authority to approve loans in amounts up to $500,000. Any mortgage loan or cooperative apartment loan in excess of $500,000, however, must also be approved by the President and at least two members of the Credit Committee of the Board of Directors, which consists of various directors, the composition of which is changed periodically. Consumer loans and commercial business loans of less than $50,000 can be approved by an individual loan officer, while loans between $50,000 and $500,000 must be approved by two loan officers. Any commercial business loan in excess of $500,000 also must be approved by at least two members of the Credit Committee of the Board of Directors.

     The Company's policy limits the amount of credit related to mortgage loans and cooperative share loans that can be extended to any one borrower to 15% of the Bank's stockholder's equity. In addition, the Company's policy limits the amount of commercial business loans that can be extended to any one borrower to the greater of $6.0 million, or 5% of the Bank's stockholder's equity. With certain limited exceptions, a New York chartered-savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would exceed (i) 15% of the Bank's stockholder's equity if the loan is unsecured, or (ii) 25% of stockholder's equity if the loan is secured.

     For all single-family residential mortgage loans and cooperative apartment loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, assets and certain other information are verified by an independent credit agency, and if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate securing single-family residential mortgage and cooperative apartment loans is required, which is performed by an independent appraiser. With respect to multi-family residential and commercial real estate loans, the appraisals are primarily conducted by licensed and certified in-house appraisers. In addition, the appraisals conducted by independent appraisers are reviewed by the Company's in-house licensed and certified appraisers. It is the Company's policy to require appropriate insurance protection, including title and hazard insurance, on all mortgage loans prior to closing. Other than cooperative apartment loans, mortgage loan borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

     LOAN ORIGINATION AND LOAN FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. During fiscal 2000, the Company offered a number of residential loan products on which no points were charged.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated which originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At March 31, 2000, the Company had $10.5 million of net deferred loan fees.

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

     DELINQUENT LOANS. The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                AT MARCH 31, 2000                             AT MARCH 31, 1999
                                   -------------------------------------------   -------------------------------------------
                                        60-89 DAYS          90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                   --------------------   --------------------   --------------------   --------------------
                                              PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL
                                    NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE
                                   OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                   --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential           29       $1,373         71      $ 3,712        35      $1,665         54      $2,684
  Multi-family residential             3          357          6        1,128         3         845          4         830
  Commercial and other                --           --         14        3,281        --          --          3         962
Commercial business loans              7          227         13        3,821        --          --          1         367
Other loans:
  Cooperative apartment loans          3          219         11          243         7         365         12         381
  Consumer loans(1)                  319        1,618        611        2,649       190         767        419       1,230
                                     ---       ------       ----      -------      ----      ------       ----      ------
          Total                      361       $3,794        726      $14,834       235      $3,642        493      $6,454
                                     ===       ======       ====      =======      ====      ======       ====      ======
Delinquent loans to total
  loans(2)                                       0.08%                   0.30%                 0.10%                  0.18%
                                               ======                 =======                ======                 ======

                                                AT MARCH 31, 1998
                                   -------------------------------------------
                                        60-89 DAYS          90 DAYS OR MORE
                                   --------------------   --------------------
                                              PRINCIPAL              PRINCIPAL
                                    NUMBER     BALANCE     NUMBER     BALANCE
                                   OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                   --------   ---------   --------   ---------
                                             (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential           42       $3,908        84       $4,298
  Multi-family residential             4          960         8        1,190
  Commercial and other                 5          590         5        1,009
Commercial business loans              3          407         4          331
Other loans:
  Cooperative apartment loans          8          316        19          509
  Consumer loans(1)                  223          864       477        1,688
                                     ---       ------       ---       ------
          Total                      285       $7,045       597       $9,025
                                     ===       ======       ===       ======
Delinquent loans to total
  loans(2)                                       0.25%                  0.32%
                                               ======                 ======

---------------
(1) Includes student loans, home equity loans and lines of credit, automobile loans, passbook loans, personal loans and credit card loans.

(2) Total loans includes loans receivable less deferred loan fees and unamortized discounts, net.

     NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and OREO at the dates indicated. The Company did not have any troubled debt restructurings at any of the dates presented.

                                                              AT MARCH 31,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
                                                         (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential             $ 3,712    $ 2,809    $ 4,423    $ 2,474    $ 2,890
     Multi-family residential                1,128        830      1,190      1,918      3,379
     Commercial and other                    3,281      2,687      4,782     11,155     12,600
  Commercial business loans                  3,821        367        349        790      1,010
  Other loans:
     Cooperative apartment loans               243        381        509        427        355
     Consumer loans                             33         33         82        166        125
                                           -------    -------    -------    -------    -------
          Total non-accruing loans          12,218(1)   7,107     11,335     16,930     20,359(2)
                                           -------    -------    -------    -------    -------
Loans past due 90 days or more as to:
  Interest and accruing(3)                   2,616      1,197      1,607      1,718      8,737
  Principal and accruing(4)                 11,516     30,805     16,804      8,442      6,413
                                           -------    -------    -------    -------    -------
          Total past due loans and
            accruing                        14,132     32,002     18,411     10,160     15,150
                                           -------    -------    -------    -------    -------
          Total non-performing loans        26,350     39,109     29,746     27,090     35,509
                                           -------    -------    -------    -------    -------
Other real estate owned, net(5)                 68        273        192        540        973
                                           -------    -------    -------    -------    -------
Total non-performing assets(6)             $26,418    $39,382    $29,938    $27,630    $36,482
                                           =======    =======    =======    =======    =======
Allowance for loan losses as a percent of
  total loans                                 1.42%      1.34%      1.31%      1.07%      0.88%
Allowance for loan losses as a percent of
  non-performing loans                      266.74%    119.72%    122.19%     99.76%     57.81%
Non-performing loans as a percent of
  total loans                                 0.53%      1.12%      1.07%      1.07%      1.52%
Non-performing assets as a percent of
  total assets                                0.40%      0.71%      0.57%      0.74%      0.94%

---------------
(1) Includes $2.0 million of loans acquired in the Broad acquisition and $1.3 million of loans acquired in the Statewide acquisition.

(2) Includes $9.5 million of loans acquired in the Bay Ridge Bancorp, Inc. ("Bay Ridge") acquisition.

(3) Consists primarily of student loans guaranteed by the NYSHESC and home equity loans and lines of credit.

(4) Reflects loans more than 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(5) Net of related valuation allowances.

(6) Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and accruing.

     Non-performing assets decreased 32.9% to $26.4 million at March 31, 2000, compared to $39.4 million at March 31, 1999. The decrease of $13.0 million was primarily due to satisfactions totaling $19.3 million on loans that were previously contractually past due as to maturity, although current as to monthly principal and interest payments. The decrease was partially offset by a $5.1 million increase in non-accrual loans, primarily commercial business loans attributable to the Broad acquisition.

     At March 31, 2000, the Company's $11.5 million of loans past due 90 days or more as to principal consisted of loans which were contractually past their maturity but which continued to make payments on a basis consistent with the loans' original amortization schedule. The amount of such loans decreased by $19.3 million to $11.5 million at March 31, 2000, which was primarily due to loan satisfactions. Such loans consisted primarily of $6.6 million of multi-family residential loans and $4.3 million of commercial real estate loans. At March 31, 2000, the $6.6 million of contractually past due multi-family residential loans consisted of 29 loans with an average principal balance of approximately $226,000, while the $4.3 million of commercial real estate loans consisted of 14 loans with an average principal balance of approximately $306,000. The Company's multi-family residential and commercial real estate loans are generally structured as a five or ten year balloon loan with the ability of the borrower to extend the term of the loan for an additional five years. At the contractual maturity date of these particular loans, the borrowers failed to repay in full the principal due. The borrowers, however, have continued to make payments on the loans consistent with the loans' payment terms based on the original amortization schedule. Although the Company has contacted the borrowers requesting that they refinance their loans, the borrowers have not yet taken such step. The majority of such loans bear interest rates which are above those being charged currently on newly originated multi-family residential and commercial real estate loans. Furthermore, the Company inspects each of such properties at least annually. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.

     The interest income that would have been recorded during the years ended March 31, 2000 and March 31, 1999 if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods was $572,000 and $562,000, respectively.

     A New York-chartered savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Department"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for possible loan losses, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for possible loan losses, thereby adversely affecting the Company's financial condition and results of operations at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses depend upon future events and, as such, further additions to the allowances for loan losses may become necessary. In addition, if the Company's involvement in multi-family residential and commercial real estate lending and commercial business lending continues to increase (which is expected), additional provisions may be required due to the generally greater inherent risk involved in such lending.

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

     At March 31, 2000, the Company had classified an aggregate of $26.2 million of assets (a portion of which consisted of non-accrual loans). In addition, at such date the Company had $81.0 million of assets that were designated by the Company as special mention. At March 31, 2000, a major component of the Company's assets deemed special mention was a $14.5 million loan to the partnership which owns the building in which the Company's executive offices are located. The loan was originated in 1993 in the amount of $5.0 million to help fund the partnership's purchase of the building. As a result of a variety of factors, there were delays in fully leasing out the building due in part to the need to effect extensive renovations and tenant improvements, including asbestos removal. As a consequence, payments on the initial loan were not made and the loan was placed on non-accrual status in fiscal 1996. The Company refinanced the loan in early 1997 and increased the principal balance to $15.0 million. The $10.0 million of additional funds were used in part to repay advances (plus interest) made to the partnership by Wiljo Development Corporation ("Wiljo"), a wholly owned subsidiary of the Bank, for construction costs and other expenses. The Company's executive offices and a branch office occupy approximately 40% of the building. As of March 31, 2000, all the remaining space in the building is leased with lease terms generally of ten years or more, and the new loan is performing in accordance with its terms. Also included in assets deemed special mention were $10.3 million of loans which were 90 days or more past due maturity which continued to make payments on a basis consistent with the original repayment schedule.

     ALLOWANCE FOR LOAN LOSSES. The determination of the adequacy of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. The formalized process for assessing the adequacy of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of classified or criticized loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria of classified or criticized are categorized as pass loans. Each risk level, including pass loans, have an associated reserve ratio that increases as the risk level category increases. The reserve ratio is applied to the aggregate balance of loans designated to each risk level to compute the reserve requirement. This method of analysis is performed on the entire loan portfolio.

     The Company's overall allowance includes the required balance as a result of the calculation discussed above as well as a supplemental balance. The supplemental balance takes into consideration increases in total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, number of loans requiring heightened management oversight and general economic conditions. Recognition is also given to the changed risk profile of the portfolio as a result of the Broad and Statewide acquisitions. During fiscal 2000, primarily as a result of the acquisitions, the Company significantly increased its portfolio of commercial mortgage and business loans, which loans, in management's view are considered to have a greater risk of loss. In addition, both of the acquired institutions loan underwriting standards were not as conservative as those of the Company's, which may increase the potential risk of loss on these loans.

     Other factors used to support the balance of the allowance for loan losses and its components include regulatory examinations, peer comparisons with other financial institutions and economic data associated with the real estate market in the Company's market area, which has recently expanded due to the Broad and Statewide acquisitions.

     The Company's allowance for loan losses amounted to $70.3 million at March 31, 2000 as compared to $46.8 million at March 31, 1999. At March 31, 2000, the Company's allowance amounted to 1.4% of total loans compared to 1.3% at March 31, 1999. The allowance for loan losses as a percent of non-performing loans was 226.7% at March 31, 2000 compared to 119.7% at March 31, 1999.

     The Company's allowance for loan losses increased $23.5 million from March 31, 1999 to March 31, 2000, due to an aggregate of $9.5 million of allowances assumed in connection with the Broad and Statewide acquisitions, provisions totaling $9.8 million and recoveries, net of charge-offs, of $4.2 million. As a result of the reduction in non-performing assets and continued strong asset quality ratios, management reduced the provision for loan losses by $0.9 million for the year ended March 31, 2000 as compared to the prior year.

     The Company will continue to monitor and modify its allowance for possible loan losses as conditions dictate. While management believes that, based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that future adjustments to the allowance for possible loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses. In the future, management may further increase the level of its allowance for loan losses as a percentage of total loans and non-performing loans in the event the level of multi-family residential, commercial real estate and commercial business loans (which generally are considered to have a greater risk of loss than single-family residential mortgage loans) as a percentage of its total loan portfolio continues to increase. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to make additional provisions for estimated possible loan losses based upon judgments different from those of management.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                           YEAR ENDED MARCH 31,
                                           ----------------------------------------------------
                                            2000       1999       1998       1997        1996
                                           -------    -------    -------    -------     -------
                                                          (DOLLARS IN THOUSANDS)
Allowance at beginning of period           $46,823    $36,347    $27,024    $20,528     $11,849
                                           -------    -------    -------    -------     -------
Allowances of acquired institutions(1)       9,452         --         --         --       6,910
Provision:
  Mortgage loans(2)                          7,648      9,450      7,894      8,425       3,300
  Consumer and commercial business
     loans(3)                                2,169      1,248      2,117       (465)(4)     379
                                           -------    -------    -------    -------     -------
          Total provision                    9,817     10,698     10,011      7,960       3,679
                                           -------    -------    -------    -------     -------
Charge-offs:
  Mortgage loans(2)                             40        194      1,047      1,636       1,634
  Consumer and commercial business
     loans(3)                                  199        403        263        509         751
                                           -------    -------    -------    -------     -------
          Total charge-offs                    239        597      1,310      2,145       2,385
                                           -------    -------    -------    -------     -------
Recoveries:
  Mortgage loans(2)                          1,020        241        415        545         176
  Consumer and commercial business
     loans(3)                                3,413        134        207        136         299
                                           -------    -------    -------    -------     -------
          Total recoveries                   4,433        375        622        681         475
                                           -------    -------    -------    -------     -------
Net loans recovered/(charged-off)            4,194       (222)      (688)    (1,464)     (1,910)
                                           -------    -------    -------    -------     -------
Allowance at end of period                 $70,286    $46,823    $36,347    $27,024     $20,528
                                           =======    =======    =======    =======     =======
Net loans charged off to allowance for
  loan losses                                  N/A       0.47%      1.89%      5.42%       9.30%
Allowance for possible loan losses as a
  percent of total loans                      1.42%      1.34%      1.31%      1.07%       0.88%
Allowance for possible loan losses as a
  percent of total non-performing
  loans(5)                                  266.74%    119.72%    122.19%     99.76%      57.81%

---------------
(1) Reflects allowance for loan losses acquired in connection with the acquisitions of Broad and Statewide during fiscal 2000 of $6.7 million and $2.8 million, respectively, and allowance for loan losses of $6.9 million acquired in the Bay Ridge acquisition in January 1996.

(2) Includes individual cooperative apartment loans.

(3) Includes student loans, home equity loans and lines of credit, automobile loans, secured and unsecured personal loans, credit card loans and commercial business loans.

(4) Reflects adjustment to allowance related to commercial business loans.

(5) Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and accruing.

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                       AT MARCH 31,
                            ------------------------------------------------------------------
                                     2000                   1999                  1998
                            ----------------------   -------------------   -------------------
                            AMOUNT OF                AMOUNT OF             AMOUNT OF
                            ALLOWANCE   PERCENT(1)   ALLOWANCE   PERCENT   ALLOWANCE   PERCENT
                            ---------   ----------   ---------   -------   ---------   -------
                                                  (DOLLARS IN THOUSANDS)
Mortgage loans(2)            $54,743       89.9%      $40,128      96.5%    $30,631      95.6%
Commercial business loans      6,729        6.1         4,163       1.1       3,494       1.1
Other loans(3)                 8,814        4.0         2,532       2.4       2,222       3.3
                             -------      -----       -------     -----     -------     -----
        Total                $70,286      100.0%      $46,823     100.0%    $36,347     100.0%
                             =======      =====       =======     =====     =======     =====

                                          AT MARCH 31,
                            -----------------------------------------
                                   1997                  1996
                            -------------------   -------------------
                            AMOUNT OF             AMOUNT OF
                            ALLOWANCE   PERCENT   ALLOWANCE   PERCENT
                            ---------   -------   ---------   -------
                                     (DOLLARS IN THOUSANDS)
Mortgage loans(2)            $23,370      95.3%    $16,036      95.4%
Commercial business loans      2,272       1.0       3,179       0.8
Other loans(3)                 1,382       3.7       1,313       3.8
                             -------     -----     -------     -----
        Total                $27,024     100.0%    $20,528     100.0%
                             =======     =====     =======     =====

---------------
(1) Percent of loans in each category to total loans.

(2) Includes individual cooperative apartment loans.

(3) Includes student loans, home equity loans and lines of credit, automobile loans, secured and unsecured personal loans and credit card loans.

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

INVESTMENT ACTIVITIES

     INVESTMENT POLICIES. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company's investment and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company's goals with respect to interest rate risk management. The Company's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment-grade corporate obligations, various types of mortgage-related securities, including collateralized mortgage obligations ("CMOs"), commercial paper and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At March 31, 2000, these equity investments totaled $60.3 million. See "Business-Regulation-Activities and Investments of FDIC-Insured State-Chartered Banks".

     The Company currently does not participate in hedging programs, interest rate swaps or other activities involving use of off-balance sheet derivative financial instruments. Similarly, the Company does not invest in mortgage-related securities which are deemed to be "high risk," or purchase bonds which are not rated investment grade.

     MORTGAGE-RELATED SECURITIES. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the princi-pal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

     Mortgage-related securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. However, the existence of the guarantees or insurance generally results in such securities bearing yields which are less than the loans underlying such securities.

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

     At March 31, 2000, the Company's $773.0 million of mortgage-related securities, which represented 11.7% of the Company's total assets, were comprised of $721.0 million of CMOs and $52.0 million of mortgage-backed securities, which were issued or guaranteed by the FHLMC, the FNMA or the GNMA. The portfolio was reduced by $416.8 million (primarily through sales) during fiscal 2000 in large part to fund mortgage loan originations, the majority of which consisted of multi-family residential loans. Included in this decrease was a $37.0 million increase in unrealized losses on mortgage-related securities. This is a direct result of the recent rise in market rates of interest. The underlying mortgages which support these securities have a yield that is lower than current mortgage rates thereby reducing the fair value of the related securities.

     At March 31, 2000, the contractual maturity of approximately 94.2% of the Company's mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is generally less than its stated maturity due to repayments of the underlying mortgages. Prepayments at a rate different than that anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with Generally Accepted Accounting Principles ("GAAP"), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly effect the yield of the mortgage-related security, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in the acceleration of any unamortized premium. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or repay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following table sets forth the activity in the Company's mortgage-related securities portfolio during the periods indicated, all of which are available-for-sale.

                                                                 YEAR ENDED MARCH 31,
                                                        --------------------------------------
                                                           2000          1999          1998
                                                        ----------    -----------    ---------
                                                                    (IN THOUSANDS)
Mortgage-related securities at beginning of period      $1,189,833    $    84,610    $ 190,979
Increase due to acquisitions                               251,095             --           --
Purchases                                                       --      1,232,479       14,517
Sales                                                     (491,326)            --      (14,522)
Repayments, prepayments and maturities                    (139,384)      (118,972)    (108,644)
Amortization of premium                                       (592)          (823)        (592)
Accretion of discounts                                         443             88          147
Unrealized (losses) gains on available-for-sale
  mortgage-related securities                              (37,038)        (7,549)       2,725
                                                        ----------    -----------    ---------
Mortgage-related securities at end of period            $  773,031    $ 1,189,833    $  84,610
                                                        ==========    ===========    =========

     INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mutual funds, equity securities and corporate obligations. In order to fund higher yielding mortgage originations, consisting primarily of multi-family residential loans, the Company reduced its investment securities portfolio by $119.0 million, or 35.9%, from $331.8 million at March 31, 1999 to $212.8 million at March 31, 2000.

     The following table sets forth the activity in the Company's investment securities portfolio during the periods indicated, all of which are available-for-sale.

                                                                YEAR ENDED MARCH 31,
                                                       ---------------------------------------
                                                         2000          1999           1998
                                                       ---------    -----------    -----------
                                                                   (IN THOUSANDS)
Investment securities at beginning of period           $ 331,795    $ 1,282,072    $   357,487
Increase due to acquisitions                             112,781             --             --
Purchases                                                458,196        717,698      2,228,433
Sales                                                   (502,428)      (456,013)      (273,740)
Maturities and repayments                               (171,238)    (1,207,133)    (1,050,965)
Amortization of premium                                     (206)          (464)          (475)
Accretion of discounts                                       544          3,488         13,619
Unrealized (losses) gains on available-for-sale
  investment securities                                  (16,676)        (7,853)         7,713
                                                       ---------    -----------    -----------
Investment securities at end of period                 $ 212,768    $   331,795    $ 1,282,072
                                                       =========    ===========    ===========

     The following table sets forth information regarding the amortized cost and fair value of the Company's investment and mortgage-related securities at the dates indicated.

                                                                          AT MARCH 31,
                                         -------------------------------------------------------------------------------
                                                  2000                        1999                        1998
                                         -----------------------    ------------------------    ------------------------
                                                       ESTIMATED                  ESTIMATED                   ESTIMATED
                                         AMORTIZED       FAIR       AMORTIZED        FAIR       AMORTIZED        FAIR
                                            COST         VALUE         COST         VALUE          COST         VALUE
                                         ----------    ---------    ----------    ----------    ----------    ----------
                                                                         (IN THOUSANDS)
Available-for-sale:
  Investment securities:
    U.S. Government and federal agency
      obligations                        $  153,930    $137,872     $  268,524    $  264,223    $1,087,219    $1,089,952
    Corporate securities                         --          --             78            78           226           224
    Municipal securities                      3,615       3,489            699           699         1,104         1,104
    Stocks:
        Preferred                            46,365      46,270         15,000        15,000       168,100       168,100
        Common                               25,497      25,137         47,457        51,795        17,533        22,692
                                         ----------    --------     ----------    ----------    ----------    ----------
  Total investment securities               229,407     212,768        331,758       331,795     1,274,182     1,282,072
  Mortgage-related securities:
    FNMA                                      8,631       8,566          3,830         3,875         5,294         5,415
    GNMA                                     35,385      35,638         46,981        48,956        63,566        66,473
    FHLMC                                     7,807       7,784          6,756         6,820        11,500        11,611
    CMOs                                    762,635     721,043      1,136,655     1,130,182         1,090         1,111
                                         ----------    --------     ----------    ----------    ----------    ----------
  Total mortgage-related securities         814,458     773,031      1,194,222     1,189,833        81,450        84,610
                                         ----------    --------     ----------    ----------    ----------    ----------
        Total securities
          available-for-sale             $1,043,865    $985,799     $1,525,980    $1,521,628    $1,355,632    $1,366,682
                                         ==========    ========     ==========    ==========    ==========    ==========

     The following table sets forth certain information regarding the maturities of the Company's investment and mortgage-related securities at March 31, 2000, all of which were classified as available-for-sale.

                                                              AT MARCH 31, 2000, CONTRACTUALLY MATURING
                                    ---------------------------------------------------------------------------------------------
                                              WEIGHTED             WEIGHTED             WEIGHTED              WEIGHTED
                                    UNDER 1   AVERAGE      1-5     AVERAGE     6-10     AVERAGE    OVER 10    AVERAGE
                                     YEAR      YIELD      YEARS     YIELD      YEARS     YIELD      YEARS      YIELD      TOTAL
                                    -------   --------   -------   --------   -------   --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
Investment securities:
  U.S. Government and federal
    agency obligations              $7,198      5.15%    $11,645     7.09%    $   266     8.29%    $118,763     6.50%    $137,872
  Municipal securities                  --        --       1,741     6.04       1,519     6.89          229     7.08        3,489
Mortgage-related securities:
  FNMA                                 758      9.39         277     7.68         826     8.32        6,705     6.74        8,566
  GNMA                                  --        --       2,079     7.28       6,846     8.51       26,713     7.64       35,638
  FHLMC                                356      3.99       1,173     5.04       3,518     7.82        2,737     6.76        7,784
  CMOs                                  --        --          --       --      28,719     6.26      692,324     6.42      721,043
                                    ------               -------              -------              --------              --------
        Total                       $8,312      5.49%    $16,915     7.44%    $41,694     6.84%    $847,471     6.47%    $914,392
                                    ======      ====     =======     ====     =======     ====     ========     ====     ========

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

     DEPOSITS. The Company's deposit products include negotiable order of withdrawal ("NOW") accounts (including the "Active Management" NOW account), money market accounts, non-in-terest-bearing checking accounts, passbook and statement savings accounts, New Jersey municipal deposits, IOLTA accounts and term certificate accounts.

     The Company's deposits are obtained primarily from the areas in which its branch offices are located; management estimates that only a minimal amount of the Company's deposits are obtained from customers residing elsewhere. The Company does not pay fees to brokers to solicit funds for deposit or actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

     The Company attracts deposits through a network of convenient office locations offering a variety of accounts and services, competitive interest rates and convenient customer hours. The branch network consists of 65 traditional full-service offices. The Company currently expects to open three new banking locations in New York and a state-of-the-art call center during fiscal 2001.

     In addition to its branch network, the Company currently maintains 82 ATMs in or at its branch offices and 12 ATMs at remote sites. The Company currently plans to install an additional 10 ATMs in its offices and 8 ATMs at remote sites by the end of fiscal 2001.

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

     The Company's focus on customer service has facilitated its retention of lower-costing NOW accounts, money market accounts, non-interest bearing checking accounts and savings accounts, which generally have rates substantially less than certificates of deposit. At March 31, 2000, these types of deposits amounted to $2.31 billion or 52.4% of the Company's total deposits. During the fiscal year ended March 31, 2000 the weighted average rate paid on the Company's demand deposits and savings deposits amounted to 1.74% and 2.19%, respectively, as compared to a weighted average rate of 5.06% paid on the Company's certificates of deposit during this period.

     The Company's deposits increased $964.7 million or 28.0% to $4.41 billion at March 31, 2000 from $3.45 billion at March 31, 1999 primarily as a result of $1.03 billion deposits assumed in connection with the acquisitions of Broad and Statewide and interest credited of $138.8 million, partially offset by $202.6 million of deposit outflows.

     The following table sets forth the activity in the Company's deposits during the periods indicated.

                                                                  YEAR ENDED MARCH 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Deposits at beginning of period                          $3,447,364    $3,393,800    $3,325,558
Increase due to acquisitions                              1,028,476            --        69,997
Other net decrease before interest credited                (202,577)      (79,582)     (146,244)
Interest credited                                           138,769       133,146       144,489
                                                         ----------    ----------    ----------
Net increase in deposits                                    964,668        53,564        68,242
                                                         ----------    ----------    ----------
Deposits at end of period                                $4,412,032    $3,447,364    $3,393,800
                                                         ==========    ==========    ==========

     The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

                                                                      AT MARCH 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
2.00% to 3.99%                                           $   34,374    $       --    $    1,141
4.00% to 4.99%                                              856,700       795,127       201,598
5.00% to 5.99%                                              977,142       842,203     1,309,923
6.00% to 6.99%                                              219,938       105,935       128,527
7.00% to 8.99%                                               13,021        76,665        79,814
9.00% to 10.99%                                                  --           972         1,622
                                                         ----------    ----------    ----------
                                                         $2,101,175    $1,820,902    $1,722,625
                                                         ==========    ==========    ==========

     The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at March 31, 2000.

                                         OVER         OVER          OVER
                           SIX        SIX MONTHS    ONE YEAR      TWO YEARS      OVER
                          MONTHS       THROUGH       THROUGH       THROUGH       THREE
                         OR LESS       ONE YEAR     TWO YEARS    THREE YEARS     YEARS       TOTAL
                        ----------    ----------    ---------    -----------    -------    ----------
                                                       (IN THOUSANDS)
2.00% to 3.99%          $   27,251     $  5,351     $  1,688       $    84      $    --    $   34,374
4.00% to 4.99%             646,324      155,209       40,298         4,339       10,530       856,700
5.00% to 5.99%             344,652      437,580      102,997        55,633       36,280       977,142
6.00% to 6.99%              28,295      118,822       42,865        24,650        5,306       219,938
7.00% to 8.99%              12,338          218          196            39          230        13,021
                        ----------     --------     --------       -------      -------    ----------
Total                   $1,058,860     $717,180     $188,044       $84,745      $52,346    $2,101,175
                        ==========     ========     ========       =======      =======    ==========

     As of March 31, 2000, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $319.6 million. The following table presents the maturity of these time certificates of deposit at such date.

                                                AMOUNT
                                            --------------
                                            (IN THOUSANDS)
3 Months or less                               $112,714
Over 3 months through 6 months                   53,806
Over 6 months through 12 months                 102,280
Over 12 months                                   50,789
                                               --------
                                               $319,589
                                               ========

     BORROWINGS. The Company may obtain advances from the FHLB based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. During fiscal 1999, the Company initiated a leverage strategy, which utilized FHLB borrowings as its primary funding source to support asset growth. The Company, at March 31, 2000, had $845.4 million of FHLB advances outstanding with maturities of seven years or less with the majority having a maturity of less than five years. Another funding source available to the Company are repurchase agreements with the FHLB. These repurchase agreements are generally collateralized by CMOs held by the Company. At March 31, 2000, the Company had $315.0 million of FHLB repurchase agreements outstanding with maturities ranging between less than one year and ten years with the majority having a maturity of less than one year. Borrowings outstanding at March 31, 2000 also included a $1.0 million other repurchase agreement and two mortgages extended to the Company in connection with the purchase of two of its branch offices. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Business Strategy-Controlled Growth" in Item 7 hereof and Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

EMPLOYEES

     The Company had 1,191 full-time employees and 251 part-time employees at March 31, 2000. None of these employees are represented by a collective bargaining agreement or agent and the Company considers its relationship with its employees to be good.

SAVINGS BANK LIFE INSURANCE

     The Company, through its Savings Bank Life Insurance ("SBLI") department, engaged in group life insurance coverage for individuals under SBLI's Financial Institution Group Life Insurance policy. The SBLI department's activities are segregated from the Company and, while they do not directly affect the Company's earnings, management believes that offering SBLI is beneficial to the Company's relationship with its depositors and the general public. The SBLI Department pays its own expenses and reimburses the Company for expenses incurred on its behalf. In accordance with regulatory mandate, at December 31, 1999, the operations of the SBLI department ceased and all assets, policies and surplus were transferred to a newly created mutual life insurance company. The Company has formed a new subsidiary (Independence Community Insurance Agency, Inc. ("ICIA")) as a licensed life insurance agency to sell the products of the new mutual insurance company. This new subsidiary will retain all commission income from policies previously generated and serviced by the SBLI department.

SUBSIDIARIES

     At March 31, 2000, the Holding Company's three active subsidiaries were the Bank, Mitchamm Corp. ("Mitchamm") and BNB Capital Trust (the "Issuer Trust").

     MITCHAMM CORP. Mitchamm was established in September 1997 primarily to operate Mail Boxes Etc. ("MBE") franchises, which provides mail services, packaging and shipping services primarily to individuals and small businesses. Mitchamm began operations at one facility during the third quarter of fiscal 1999. In addition, Mitchamm is the area franchisee for MBE in Brooklyn, Queens and Staten Island, which could provide additional royalty income as the MBE franchise expands within these areas.

     BNB CAPITAL TRUST. The Issuer Trust (assumed by the Holding Company as part of the acquisition of Broad) is a statutory business trust formed under Delaware law pursuant to (i) a trust agreement, as amended and restated, dated as of June 9, 1997, executed by Broad, as Depositor, Bankers Trust Company, as Property Trustee, and Bankers Trust (Delaware), as Delaware Trustee, and (ii) the filing of a Certificate of Trust with the Delaware Secretary of State on June 9, 1997. As a result of the Broad acquisition, the Issuer Trust is wholly owned by the Holding Company. The Holding Company, as holder of all of the beneficial interests represented by the common securities of the Issuer Trust (the "Common Securities"), selected two employees of the Holding Company to serve as administrators. The Issuer Trust's business and affairs are conducted by its Property Trustee, the Delaware Trustee and the two administrators. The Issuer Trust was created to issue and sell the 9.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and the Common Securities, and use the proceeds of such sales to acquire the 9.5% Junior Subordinated Debentures (the "Junior Subordinated Debentures") issued by Broad. The Junior Subordinated Debentures are the sole asset of the Issuer Trust and payments under the Junior Subordinated Debentures are the sole revenue of the Issuer Trust. The Holding Company has entered into several contractual arrangements for the purpose of fully and unconditionally guaranteeing the Trust Preferred Securities pursuant to the terms of such agreements. The Issuer Trust has a term of 31 years, but may terminate earlier as provided in the Trust Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 hereof and "Financial Statements and Supplementary Data" set forth in
Item 8 hereof for additional information.

     The following are the subsidiaries of the Bank:

     INDEPENDENCE COMMUNITY INVESTMENT CORP. ("ICIC"). ICIC was established in December 1998 as the Delaware-chartered holding Company for Independence Community Realty Corp. ("ICRC") and the Renaissance Asset Corporation ("RAC"). On December 18, 1998 the Bank transferred 1,000 shares of ICRC's common stock, par value $.01 per share, and 9,889 shares of junior preferred stock, stated value $1,000 per share, to ICIC in return for all 1,000 shares of ICIC's common stock, par value $.01 per share.

     INDEPENDENCE COMMUNITY REALTY CORP. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Company transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC's common stock and all 10,000 shares of ICRC's 8% junior preferred stock. In January 1997, 111 officers and employees of the Company each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At March 31, 2000, ICRC held $1.1 billion of loans and $37.3 million of short-term investments.

     RENAISSANCE ASSET CORPORATION. RAC, which was acquired from Broad, was established by Broad National Bank ("Broad National") in November, 1997 as a New Jersey real estate investment trust. At March 31, 2000, RAC held $129.7 million of loans.

     INDEPENDENCE COMMUNITY INSURANCE AGENCY, INC. ICIA was established in 1984. ICIA was formed as a licensed life insurance agency to sell the products of the new mutual insurance company formed by the Savings Bank Life Insurance Department of New York.

     WILJO DEVELOPMENT CORP. The assets of Wiljo consist primarily of the office space in the building in which the Company's executive offices are located and its limited partnership interest in the partnership which owns the remaining portion of the building. At March 31, 2000, Wiljo had total assets of $7.1 million and the Company's equity investment in Wiljo amounted to $6.8 million.

     BROAD NATIONAL REALTY CORP. ("BNRC") BNRC was established by Broad National in July, 1987. The assets of BNRC consist primarily of an office building located at 909 Broad Street, Newark New Jersey. BNRC is also the holding company for BNB Horizons Inc. ("Horizon"). BNRC had total assets of $3.3 million at March 31, 2000.

     BNB HORIZONS INC. Horizon was established by Broad National in May, 1998 to manage vacant land located at 901 Broad Street, Newark New Jersey. Horizon's assets totaled $1.2 million at March 31, 2000.

     BNB INVESTMENT CORP. ("Investment Corp") Investment Corp. was established by Broad National in February, 1987 to hold various investment securities. Total assets at March 31, 2000 were $62.3 million.

     BRONATOREO. Bronatoreo was established by Broad National in August, 1992 to maintain parking lots located behind 905 Broad Street, Newark New Jersey. Total assets at March 31, 2000 were $1.8 million.

     STATEWIDE FINANCIAL SERVICES ("SFS"). SFS was established by Statewide Savings Bank, S.L.A. ("Statewide Bank") in July, 1985 to sell annuity products. Total assets at March 31, 2000 were $0.2 million.

REGULATION

     Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE HOLDING COMPANY

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

     ACTIVITIES RESTRICTIONS. The Holding Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidi-aries. Under the enacted Gramm-Leach-Bliley Act of 1999 (the "GBLA"), companies which applied to the OTS to become unitary savings and loan holding companies will be restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GBLA, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-- Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-- Qualified Thrift Lender Test."

     If the Holding Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in clause
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the Qualified Thrift Lender ("QTL") test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTIs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At March 31, 2000 approximately 88.0% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2000, the Bank was in compliance with the above restrictions.

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

     FEDERAL SECURITIES LAWS. The Holding Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to the proxy and tender offer rules, insider trading reporting require-ments and restrictions, and certain other requirements under the Exchange Act.

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

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2000, the Bank met or exceeded each of its capital requirements.

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

     ACTIVITIES AND INVESTMENTS OF NEW YORK-CHARTERED SAVINGS BANKS. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. See "-- Activities and Investments of FDIC Insured
State -- Chartered Banks." These New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York Banking Law and regulations which set forth specific investment authority. A New York-chartered stock savings bank may also exercise trust powers upon approval of the Department.

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

     Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank's tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of March 31, 2000, the book value of the Bank's investments under this exception was $14.1 million, which equaled 2.8% of its tier one capital. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank coverts its charter or undergoes a change in control.

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

     PROMPT CORRECTIVE ACTION. Section 38 of the FDIA provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

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

     As March 31, 2000, the Bank had capital levels which qualified it as a "well-capitalized" institution.

     FDIC INSURANCE PREMIUMS. The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC but has deposit accounts insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases involving SAIF-insured deposits. Such deposits amounted to $2.26 billion as of March 31, 2000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order poses a serious threat to the FDIC.

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

     Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates ranged from zero basis points to 27 basis points which was the same range of premiums as the BIF rates. From 1997 through 1999, almost all FDIC-insured institutions paid 6.4 basis points of their SAIF-assessable deposits and approximately 1.3 basis points of their BIF-assessable deposits to fund the Financing Corporation. Beginning January 1, 2000, all FDIC insured institutions are assessed the same rate of 2.1 basis points of their BIF and SAIF assessable deposits to fund the Financing Corporation. Based upon the $2.27 billion of BIF-assessable deposits and $2.26 billion of SAIF-assessable deposits at March 31, 2000, the Bank expects to pay $240,000 in insurance premiums per quarter during calendar 2000.

     BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had no brokered deposits outstanding at March 31, 2000.

     COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and the CRA.

     The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Bank, the FDIC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank's latest federal CRA rating based upon its last examination is "satisfactory."

     The Company is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Department to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating received from the Department was "satisfactory."

     LIMITATIONS ON DIVIDENDS. The Holding Company is a legal entity separate and distinct from the Bank. The Holding Company's principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements including a requirement, as a result of the Holding Company's savings and loan holding company status, that the Bank notify the Director of the OTS not less than 30 days in advance of any proposed declaration by its directors of a dividend.

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

     During fiscal 2000, the Bank requested approval of or non-objection to requests to distribute an aggregate of $285.0 million. Of this amount, $176.0 million was distributed to the Holding Company in fiscal 2000. The distributions were primarily used by the Holding Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Holding Company's open market stock repurchase programs.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $1.16 billion of FHLB borrowings at March 31, 2000.

     As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 2000, the Bank had approximately $82.3 million in FHLB stock, which resulted in its compliance with this requirement.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of March 31, 2000, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

     BAD DEBT RESERVE. Prior to the 1996 Act, the Company was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1999 is approximately $2.4 million. The Company has an associated deferred tax liability of approximately $1.0 million at December 31, 1999.

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

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

     At December 31, 1999, the Bank's total federal pre-1988 reserve was approximately $30.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.

     MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 1999, the Company has no AMT credits available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. For the years beginning after August 5, 1997, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

     A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1999, the surcharge rate is 17% of the State franchise tax liability.

     Bad debt reserves maintained for New York State and New York City tax purposes as of March 31, 2000, for which deferred taxes are not required to be recognized, amounted to approximately $122 million.

     The Company is currently undergoing an audit of its New York State income tax returns for the calendar years 1994, 1995 and 1996. The Company has recently received a notice which could result in additional income tax liability to New York State and New York City for the years in question. The Company has conducted a review and analysis of the basis and accuracy of the State's claims. Based on its review, the Company does not believe that the final resolution will have a material financial statement impact.

     NEW JERSEY TAXATION. The Company and certain eligible and qualified subsidiaries report income on a separate company basis, as New Jersey Law does not permit consolidated return filing. The state of New Jersey imposes a tax on entire net income allocated to the state at a rate of 7.5%, if allocated income is $100,000 or less, or at a rate of 9.0% on allocated income over $100,000.

     DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000. The Holding Company pays the maximum franchise tax.

ITEM 2.   PROPERTIES

OFFICES AND PROPERTIES

     At March 31, 2000, the Company conducted its business from its executive offices in Brooklyn and 65 full service branch offices:

                                                                       NET BOOK
                                                                       VALUE OF
                                                                     PROPERTY AND
                                                                       LEASEHOLD
                                                                     IMPROVEMENTS
                                                        LEASE             AT           DEPOSITS AT
                                          OWNED OR    EXPIRATION       MARCH 31,        MARCH 31,
LOCATION                                   LEASED        DATE            2000             2000
--------                                  --------    ----------    ---------------    -----------
                                                                            (IN THOUSANDS)
EXECUTIVE AND ADMINISTRATIVE OFFICES:
195 Montague Street
Brooklyn, New York 11201(1)                 Owned                       $15,670        $   92,737

BRANCH OFFICES:
130 Court Street
Brooklyn, New York 11201(2)                 Owned                         5,875           187,982
6424-18th Avenue
Brooklyn, New York 11204                    Owned                           945           317,153
23 Newkirk Plaza
Brooklyn, New York 11226                    Owned                         2,264           118,904
443 Hillside Avenue
Williston Park, New York 11596              Owned                         2,036           180,867
23-56 Bell Boulevard
Bayside, New York 11360                    Leased      9/30/2008              5           204,241
250 Lexington Avenue
New York, New York 10016                   Leased     12/31/2001(3)          21            59,862
1416 East Avenue
Bronx, New York 10462                      Leased               (4)         351           117,064
1420 Northern Boulevard
Manhasset, New York 11030                  Leased      9/30/2017            856            84,115
1769-86th Street
Brooklyn, New York 11214                    Owned                         1,449           163,941
Pratt Institute Campus
200 Willoughby Avenue
Brooklyn, New York 11205                   Leased               (5)           9             4,478
2357-59 86th Street
Brooklyn, New York 11214                    Owned                         1,784            92,630
4514 16th Avenue
Brooklyn, New York 11204                    Owned                         1,891           132,317
37-10 Broadway
Long Island City, New York 11103            Owned                         1,707           159,580
22-59 31st Street
Long Island City, New York 11105            Owned                           645           104,023
24-28 34th Avenue
Long Island City, New York 11106           Leased      6/30/2007            319            72,064
51-12 31st Avenue
Woodside, New York 11377                   Leased      6/30/2007            311            46,503
83-20 Roosevelt Avenue
Jackson Heights, New York 11372            Leased      1/31/2005          1,003            61,315

                                                   (continued on following page)

                                                                       NET BOOK
                                                                       VALUE OF
                                                                     PROPERTY AND
                                                                       LEASEHOLD
                                                                     IMPROVEMENTS
                                                        LEASE             AT           DEPOSITS AT
                                          OWNED OR    EXPIRATION       MARCH 31,        MARCH 31,
LOCATION                                   LEASED        DATE            2000             2000
--------                                  --------    ----------    ---------------    -----------
                                                                            (IN THOUSANDS)
75-15 31st Avenue
Jackson Heights, New York 11370            Leased      4/30/2004        $   358        $   86,858
89-01 Northern Boulevard
Jackson Heights, New York 11372            Leased      7/31/2004            313            83,959
150-28 Union Turnpike
Flushing, New York 11367                   Leased      5/31/2012            203            52,920
234 Prospect Park West
Brooklyn, New York 11215                    Owned                         3,035            58,983
7500 Fifth Avenue
Brooklyn, New York 11209                    Owned                           564            67,441
440 Avenue P
Brooklyn, New York 11223                    Owned                         1,310            90,577
301 Avenue U
Brooklyn, New York 11223                    Owned                         1,487            85,166
8808 Fifth Avenue
Brooklyn, New York 11209                    Owned                         2,236            58,371
1310 Kings Highway
Brooklyn, New York 11229                    Owned                           392            72,483
4823 13th Avenue
Brooklyn, New York 11219                    Owned                         4,779           190,665
1302 Avenue J
Brooklyn, New York 11230                    Owned                           931           108,670
1550 Richmond Road
Staten Island, New York 10304               Owned                         1,061           133,692
1460 Forest Avenue
Staten Island, New York 10302              Leased     11/30/2011             34           126,359
498 Columbia Street
Brooklyn, New York 11231                   Leased     12/31/2002            369             6,369
905 Broad Street
Newark, New Jersey 07102                    Owned                           994            56,892
745 Broad Street
Newark, New Jersey 07102                   Leased     12/31/2003             55            28,587
243 Chestnut Street
Newark, New Jersey 07105                   Leased      7/16/2007            108            16,666
236 West St. George Avenue
Linden, New Jersey 07105                    Owned                           131             4,402
7 Wheeler Point Road
Newark, New Jersey 07105                   Leased      2/28/2004             48            57,396
123-133 Jackson Street
Newark, New Jersey 07105                    Owned                           638           103,449
225 Milburn Avenue
Milburn, New Jersey 07041                  Leased      3/31/2001              2            23,855
65 River Road
North Arlington, New Jersey 07031          Leased      3/31/2001             91            26,167
1000 South Elmora Avenue
Elizabeth, New Jersey 07202                Leased      4/30/2006            177            55,334

                                                   (continued on following page)

                                                                       NET BOOK
                                                                       VALUE OF
                                                                     PROPERTY AND
                                                                       LEASEHOLD
                                                                     IMPROVEMENTS
                                                        LEASE             AT           DEPOSITS AT
                                          OWNED OR    EXPIRATION       MARCH 31,        MARCH 31,
LOCATION                                   LEASED        DATE            2000             2000
--------                                  --------    ----------    ---------------    -----------
                                                                            (IN THOUSANDS)
30 W. Mt. Pleasant Avenue
Livingston, New Jersey 07039               Leased     11/30/2001        $     3        $   33,752
Convery Plaza, Route 35
Perth Amboy, New Jersey 08861              Leased      8/31/2002              3            18,785
466 Bloomfield Ave
Newark, New Jersey 07107                   Leased     12/31/2002              3            29,673
826 Elizabeth Avenue
Elizabeth, New Jersey 07201                 Owned                           285            40,963
554 Central Avenue
East Orange, New Jersey 07018               Owned                           425            29,245
255 Prospect Avenue
West Orange, New Jersey 07052               Owned                            42             3,358
180 Schuyler Avenue
Kearny, New Jersey 07032                   Leased      3/31/2000              3            10,519
348 Central Avenue
Jersey City, New Jersey 07307              Leased      9/30/2006            335             3,461
290 Ferry Street
Newark, New Jersey 07105                   Leased     11/30/2000              7            11,324
9 Path Plaza
Jersey City, New Jersey 07306              Leased      6/30/2001            571            92,407
241 Central Avenue
Jersey City, New Jersey 07307               Owned                           244            69,420
214 Newark Avenue
Jersey City, New Jersey 07302               Owned                            81            25,291
12 Chapel Avenue
Jersey City, New Jersey 07305              Leased       1/1/2003             52             5,680
400 Marin Boulevard
Jersey City, New Jersey 07302              Leased      6/15/2010            181            14,460
86 River Street
Hoboken, New Jersey 07030                  Leased     12/31/2002             64            11,084
416 Anderson Avenue
Cliffside Park, New Jersey 07010            Owned                           101            12,732
35 South Main Street
Lodi, New Jersey 07644
  Building                                  Owned                           417            21,196
  Adjacent parcel of land                  Leased     12/31/2000
19 Schuyler Avenue
North Arlington, New Jersey 07031          Leased      2/28/2008            195             5,614
1322A Patterson Plank Road
Secaucus, New Jersey 07094                  Owned                           599            44,591
456 North Broad Street
Elizabeth, New Jersey 07208                 Owned                           611            52,453
314 Elizabeth Avenue
Elizabeth, New Jersey 07206                Leased       4/1/2098             10            28,206
345 South Avenue
Garwood, New Jersey 07027                   Owned                           152            27,433

                                                   (continued on following page)

                                                                       NET BOOK
                                                                       VALUE OF
                                                                     PROPERTY AND
                                                                       LEASEHOLD
                                                                     IMPROVEMENTS
                                                        LEASE             AT           DEPOSITS AT
                                          OWNED OR    EXPIRATION       MARCH 31,        MARCH 31,
LOCATION                                   LEASED        DATE            2000             2000
--------                                  --------    ----------    ---------------    -----------
                                                                            (IN THOUSANDS)
246 South Avenue
Fanwood, New Jersey 07023                   Owned                       $   229        $   17,640
1886 Springfield Avenue
Maplewood, New Jersey 07040                Leased      7/19/2009            632             7,708
                                                                        -------        ----------
  Totals                                                                $61,702        $4,412,032
                                                                        =======        ==========

---------------
(1) The Bank operates a full-service branch on the ground floor of the building.

(2) Designated as the Bank's main office.

(3) The Bank has an option to extend this lease for two additional 10 year terms.

(4) Consists of two leases. The original lease executed in March 1972 expires in September 2002. In February 1987, the Bank entered into a lease for additional space in the adjacent store which expires in November 2002.

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

     On December 1, 1995, Statewide Bank initiated a suit against the U.S. Government alleging, among other things, breach of contract and seeking restitution for harm caused to Statewide Bank through changes in Federal banking regulations regarding the treatment of goodwill in calculating the capital of thrift institutions. The case relates to goodwill created by Statewide Bank's 1982 acquisition of Arch Federal Savings and Loan Association. The 1989 change in Federal regulations required a phase-out of goodwill from the calculation of a thrift institution's capital ratios and required that by January 1, 1995, no goodwill be counted as capital. As of the effective date of the regulations, Statewide Bank had $18.7 million in goodwill on its balance sheet.

     The suit was initially subject to a stay pending a ruling by the U.S. Supreme Court of the U.S. Government's appeal of a decision of the U.S. Court of Federal Claims ("Court of Claim's") in another case which had upheld the right of three thrift institutions to maintain such actions. In July 1996, the U.S. Supreme Court ruled in "United States v. Winstar Corporation" upholding the Court of Claim's ruling in favor of the three institutions involved in that suit. Subsequently, the stay in all goodwill related cases was lifted. The U.S. Government then filed a motion seeking to dismiss all goodwill related claims filed six years after the date of the Financial Institutions Reform, Recovery and Enforcement Act's adoption on August 9, 1989. Statewide Bank had filed its claim on December 1, 1995. Statewide Bank, along with the approximately 25 other institutions subject to the motion, vigorously opposed the U.S. Government's motion to dismiss. In January 1997, the judge appointed to hear the motion ruled against the U.S. Government, holding that the statute of limitations had not begun to run until OTS regulations implementing the Financial Institutions Reform, Recovery and Enforcement Act were adopted on December 7, 1989. The case is currently in the discovery phase, and no trial date has been set. Accordingly, for these reasons and because of other facts affecting the predictability of litigation, management cannot predict the eventual outcome, the amount of damages, if any, or the timing of final disposition of the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     On March 13, 1998 the conversion and reorganization of the Bank and its mutual holding company parent was completed. In connection with the consummation of the reorganization, the Holding Company issued 76,043,750 shares of common stock, including 5,632,870 shares which were contributed to the Independence Community Foundation (the "Foundation"). As of March 31, 2000, there were 67,254,439 shares of common stock outstanding. As of May 31, 2000 the Holding Company had 14,334 stockholders of record. The following table sets forth the high and low stock prices of the Holding Company's common stock as reported by the Nasdaq Stock Market under symbol "ICBC". The common stock began trading on the Nasdaq Stock Market on March 17, 1998. Price information appears in major newspapers under the symbols "IndepCmntyBk" or "IndpCm".

                                                         2000                 1999
                                                    --------------       --------------
                                                    HIGH       LOW       HIGH       LOW
                                                    ----       ---       ----       ---
First Quarter                                        14 9/16   11 11/16   19 1/8    14 15/16
Second Quarter                                       13 13/16  11 5/8     17 5/16   11
Third Quarter                                        12 1/2    10 9/16    16        11 29/32
Fourth Quarter                                       12 3/8     9 3/4     16 3/8    12 7/8

     The following schedule summarizes the cash dividends paid by the Holding Company per share of common stock for the fiscal years ended 2000 and 1999:

                                                              2000     1999
                                                              -----    -----
First Quarter                                                 $0.04      N/A
Second Quarter                                                 0.05      N/A
Third Quarter                                                  0.06    $0.03
Fourth Quarter                                                 0.06     0.03

     On April 26, 2000, the Board of Directors declared a quarterly cash dividend of $0.07 per common share, payable on May 25, 2000, to stockholders of record at the close of business on May 11, 2000.

     See "Liquidity and Commitments" and Notes 1 and 17 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Holding Company's ability to pay dividends.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                          AT MARCH 31,
                               ------------------------------------------------------------------
                                  2000          1999          1998          1997          1996
                               ----------    ----------    ----------    ----------    ----------
                                                         (IN THOUSANDS)
SELECTED FINANCIAL CONDITION
  DATA:
Total assets                   $6,604,150    $5,536,978    $5,222,996    $3,734,723    $3,869,782
Cash and cash equivalents         152,167       279,885       857,251       374,636       103,192
Investment securities
  held-to-maturity                     --            --            --            --        39,995
Mortgage-related securities
  held-to-maturity                     --            --            --            --       120,702
Mortgage-related securities
  available-for-sale              773,031     1,189,833        84,610       190,979       395,321
Investment securities
  available-for-sale              212,768       331,795     1,282,072       357,487       638,828
Loans receivable, net           4,880,234     3,459,658     2,745,540     2,504,496     2,322,808
Intangible assets(1)              220,979        47,244        55,873        60,499        80,268
Deposit accounts                4,412,032     3,447,364     3,393,800     3,325,558     3,396,890
FHLB borrowings                 1,160,375     1,106,725        14,300        14,550        56,045
Borrowings-securities loaned           --            --       701,160            --            --
Trust preferred securities(2)      11,500            --            --            --            --
Other borrowings                    2,363        11,639         2,381         2,682         1,250
Total stockholders' equity        834,807       824,962       949,124       309,114       289,819

                                                    FOR THE YEAR ENDED MARCH 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Interest income                       $402,486    $336,415    $293,043    $255,303    $213,100
Interest expense                       203,660     167,221     160,943     140,187     110,619
                                      --------    --------    --------    --------    --------
Net interest income                    198,826     169,194     132,100     115,116     102,481
                                      --------    --------    --------    --------    --------
Provision for loan losses                9,817      10,698      10,011       7,960       3,679
                                      --------    --------    --------    --------    --------
Net interest income after provision
  for loan losses                      189,009     158,496     122,089     107,156      98,802
Net (loss) gain on sales of loans
  and securities                        (1,716)        390         115      (3,347)     12,222
Other non-interest income               18,632      10,933      10,233       6,256       7,860
Amortization of intangible assets       14,613       8,629       8,740       8,278       1,842
Charitable contribution to
  Independence Community
  Foundation(3)                             --          --      56,422          --          --
Other non-interest expenses            105,277      89,574      80,713      73,875      50,288
                                      --------    --------    --------    --------    --------
Income (loss) before provision
  (benefit) for income taxes            86,035      71,616     (13,438)     27,912      66,754
Provision (benefit) for income taxes    32,789      26,441      (3,482)     10,732      30,782
                                      --------    --------    --------    --------    --------
Net income (loss)                     $ 53,246    $ 45,175    $ (9,956)   $ 17,180    $ 35,972
                                      ========    ========    ========    ========    ========
Basic earnings (loss) per share(3)    $   0.90    $   0.67    $  (0.52)        N/A         N/A
                                      ========    ========    ========    ========    ========
Diluted earnings (loss) per share(3)  $   0.90    $   0.66    $  (0.52)        N/A         N/A
                                      ========    ========    ========    ========    ========

                                                        (footnotes on next page)

                                                   AT OR FOR THE YEAR ENDED MARCH 31,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
KEY OPERATING RATIOS AND OTHER DATA:

PERFORMANCE RATIOS:(5)
Return on assets(4)                           0.88%      0.90%      0.64%      0.46%      1.27%
Return on equity(4)                           6.51       4.87       7.59       5.69      13.13
Interest-earning assets to
  interest-bearing liabilities              111.17     120.66     105.17     103.59     109.28
Interest rate spread(6)                       3.07       2.79       3.05       3.18       3.39
Net interest margin(6)                        3.47       3.50       3.26       3.32       3.77
Non-interest expense, excluding
  amortization of intangible assets, to
  total assets(4)                             1.74       1.78       1.90       1.99       1.77
Efficiency ratio(7)                          48.41      49.73      56.71      53.82      45.58
Cash dividends declared per common share   $  0.21    $  0.06        N/A        N/A        N/A

ASSET QUALITY RATIOS:
Non-performing loans as a percent of
  total loans at end of period                0.53%      1.12%      1.07%      1.07%      1.52%
Non-performing assets to total assets at
  end of period(8)                            0.40       0.71       0.57       0.74       0.94
Allowance for loan losses to
  non-performing loans at end of period     266.74     119.72     122.19      99.76      57.81
Allowance for loan losses to total loans
  at end of period                            1.42       1.34       1.31       1.07       0.88

CAPITAL AND OTHER INFORMATION:(5)
Equity to assets at end of period            12.64%     14.90%     18.17%      8.28%      7.49%
Leverage capital(9)                           7.83      12.85      11.16       6.83       6.13
Tangible equity to risk-weighted assets
  at end of period(9)                        11.37      17.73      22.25      10.05       9.82
Total capital to risk-weighted assets at
  end of period(9)                           12.62      19.03      23.50      11.15      10.82
Cash earnings(10)                          $73,431    $58,459    $36,754    $25,458    $37,814
Diluted cash earnings per common share     $  1.24    $  0.86    $  0.13        N/A        N/A
Number of full service offices at end of
  period                                        65         32         34         32         33

---------------
 (1) Represents the excess of cost over fair value of net assets acquired, which consists of goodwill and other intangibles, which amounted to $200.4 million and $20.6 million, respectively, at March 31, 2000. The increase from March 31, 1999 to March 31, 2000 reflected the $99.3 million and $88.9 million of goodwill resulting from the acquisitions of Broad and Statewide, respectively. The reduction from March 31, 1996 to March 31, 1997 reflected, in addition to the amortization of such intangible assets, certain adjustments relating to the acquisition in 1996 of Bay Ridge as well as the acquisition of five branch offices (the "1996 Branch Acquisition"). The goodwill resulting from the Bay Ridge acquisition decreased during fiscal 1997 due primarily to the repayment of the Bay Ridge ESOP loan and the receipt of tax refunds. The intangible related to the 1996 Branch Acquisition was affected by the sale of deposits related to one of the offices acquired, resulting in a $5.3 million decrease in the remaining premium related to this branch office. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Recent Acquisitions" in Item 7 hereof.

 (2) The trust preferred securities were assumed by the Holding Company as part of the Broad acquisition effective the close of business on July 31, 1999.

 (3) The Bank completed its conversion and reorganization on March 13, 1998 (the "Conversion"). Accordingly, earnings per share for the fiscal year ended March 31, 1998 are presented on an historical basis from March 13, 1998 to March 31, 1998. Includes the one time non-recurring charge of $56.4 million ($37.2 million, net of tax) for funding of the Independence Community Foundation ("Foundation") in connection with the completion of the Conversion.

 (4) At and for the year ended March 31, 1998, excludes the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for the funding of the Foundation. At and for the year ended March 31, 1997, reflects the effects of a special one-time assessment imposed on institutions which had deposits insured by the SAIF. The Bank, as a result of the various acquisitions it has completed, is deemed to have SAIF deposits. As a consequence, during fiscal 1997, it paid $8.6 million in satisfaction of the special assessment. Had this amount not been paid for the year ended March 31, 1997, the Bank's returns on assets and equity would have been 0.61% and 7.44%, respectively, and the Bank's ratio of non-interest expenses, exclusive of amortization of intangible assets, to total assets would have been 1.76%.

                                         (footnotes continued on following page)

 (5) With the exception of end of period ratios and the efficiency ratio, all ratios are based on average daily balances during the respective periods.

 (6) Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

 (7) Reflects adjusted operating expense (net of amortization of intangibles, special SAIF assessment and contribution to the Foundation) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on the sales of loans and securities).

 (8) Non-performing assets consist of non-accrual loans, loans past due 90 days or more as to interest or principal repayment and accruing and real estate acquired through foreclosure or by deed-in-lieu therefore.

 (9) Ratios reflect the capital position of the Bank only.

(10) Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock related benefit plans, net of tax. For fiscal 1998, cash earnings were also adjusted for the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for funding of the Foundation.

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

     The Company's results of operations also are affected by the provision for loan losses, resulting from management's assessment of the adequacy of the Company's allowance for loan losses, the level of its non-interest income, including service fees and related income, gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense, deposit insurance premiums, data processing services, amortization of intangibles and income tax expense.

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

BUSINESS STRATEGY

     CONTROLLED GROWTH. In recent years, the Company has sought to increase its assets and expand its operations. The Company in fiscal 2000 continued to utilize merger and acquisition activities as its primary method of expansion. The Company completed two acquisitions in this fiscal year. The Company completed its acquisition of Broad, which had $646.3 million in assets, effective the close of business on July 31, 1999. The acquisition of Statewide, which had $745.2 million in assets, was completed effective the close of business on January 7, 2000. The Broad and Statewide acquisitions enabled the Company to expand into contiguous markets with similar demographics of the Company's within the New York market area. The acquisitions also enabled the Company to further emphasize its focus on multi-family lending, commercial business lending and commercial deposits and accelerate the Company's strategy of becoming more like a commercial bank. See "-- Acquisitions".

     The Company purchased Bay Ridge in January 1996 and in March 1996 consummated the 1996 Branch Acquisition which involved the purchase of five branch offices located in Brooklyn and Staten Island from a savings institution which was withdrawing from the market area. The Company also completed several other smaller acquisitions in earlier periods.

     The Company's assets increased by $1.07 billion or 19.3% from $5.54 billion at March 31, 1999 to $6.60 billion at March 31, 2000. The increase reflects primarily the $1.39 billion of assets acquired in connection with the Broad and Statewide acquisi-tions. These increases were partially offset by the Company's use of $126.4 million to fund the repurchase of its common stock in the open market, along with a $202.6 million outflow of deposits. Total loans increased approximately $1.44 billion, of which $761.5 million was the result of the Broad and Statewide acquisitions. The remaining increase was funded by increased FHLB borrowings in conjunction with the continuation, in the early part of fiscal 2000 of the Company's leverage strategy. To support asset growth, primarily mortgage-related securities and multi-family and commercial real estate loans, the Company initiated in fiscal 1999 its leverage strategy which utilized FHLB borrowings as its primary funding source.

     EMPHASIS ON RESIDENTIAL LENDING. Management believes that the Company is more likely to achieve its goals of long-term financial strength and profitability by continuing to emphasize residential loan products and services. Given the concentration of multi-family housing units in the New York City metropolitan area, the Company's primary lending emphasis is on the origination of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. Multi-family residential loans increased $535.2 million or 24.4% to $2.73 billion or 55.2% of the total loan portfolio at March 31, 2000 compared to $2.20 billion or 62.6% at March 31, 1999. The increase in multi-family loans during fiscal 2000 was primarily due to the origination of $784.8 million of such loans combined with $30.7 million of loans acquired in connection with the acquisitions of Broad and Statewide. The Company also originates single-family (one-to-four units) residential mortgage loans, which totaled $674.1 million or 13.6% of the total loan portfolio at March 31, 2000 as compared to $491.5 million or 14.0% at March 31, 1999. The $182.6 million increase of single-family residential loans during fiscal 2000 is primarily due to $253.1 million of loans acquired in connection with the acquisitions of Broad and Statewide, as well as $33.8 million of originations. Cooperative apartment loans (loans secured by an individual's shares in a cooperative housing corporation), increased $4.0 million, or 0.9% to $462.2 million or 9.3% of the total loan portfolio at March 31, 2000 as compared to $458.2 million or 13.1% at March 31, 1999. Multi-family, single-family and cooperative apartment loans comprised 78.1% of the Company's total loans at March 31, 2000, compared to 89.7% at March 31, 1999, reflecting the growth, during fiscal 2000, in commercial real estate and commercial business loans primarily as a result of the Broad and Statewide acquisitions.

     MAINTAIN ASSET QUALITY. Management believes that high asset quality is a key to long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of mortgage loans to its market area. Total non-performing assets have decreased, even as the Company's assets have grown significantly. However, the Company's non-accrual loans increased $5.1 million, to $12.2 million at March 31, 2000 with the increase primarily related to loans acquired in the acquisitions of Broad and Statewide. The Company's ratio of non-performing assets to total assets at March 31, 2000 was 0.40% and its allowance for loan losses to non-performing loans was 266.7%, while at March 31, 1999 the percentages were 0.71% and 119.7%, respectively.

     STABLE SOURCE OF LIQUIDITY. The Company purchases short to medium-term investment securities and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to primarily achieve a managed and predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. These portfolios, which totaled in the aggregate $985.8 million at March 31, 2000 compared to $1.52 billion at March 31, 1999, are comprised primarily of mortgage-related securities totaling $773.0 million (of which $721.0 million consists of CMOs and $52.0 million of mortgage-backed securities), $137.9 million of obligations of the U.S. Government and federal agencies and $46.3 million of Dutch Auction Rate Preferred Stock securities. In accordance with the Company's policy, investments purchased by the Company generally must be rated at least "investment grade" upon purchase.

     EMPHASIS ON RETAIL DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, relatively low service fees on various deposit and other products, customer convenience, an experienced staff and a commitment to the communities which it serves. Lower costing deposits, which exclude time deposits, totaled $2.31 billion or 52.4% of the Company's total deposits at March 31, 2000, as compared to $1.63 billion at March 31, 1999, a $684.4 million or 42.1% increase. This increase in lower costing deposits is primarily attributable to $627.1 million of lower costing deposits assumed in the Broad and Statewide acquisitions. In addition, the Company does not accept brokered deposits as a source of funds and presently has no plans to do so in the future.

ACQUISITIONS

     The Company completed its acquisition of Broad and the merger of Broad's wholly owned subsidiary, Broad National, with and into the Bank, all effective as of July 31, 1999.

     Under the terms of the Agreement and Plan of Merger between the Company and Broad dated February 1, 1999 (the "Broad Agreement"), the merger consideration consisted of approximately 50% Independence common stock and 50% cash. As a result of the completed election procedures and in accordance with the terms of a formula set forth in the Broad Agreement, each Broad stockholder who submitted a valid election for stock consideration received 1.9859 shares of Holding Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and each Broad stockholder who submitted a valid election for cash consideration received $26.50 per share of Broad common stock except Broad stockholders who elected to receive cash as any portion of their consideration for their Broad shares received a portion of such consideration in the form of Holding Company common stock (the "Consideration Adjustment") in accordance with the terms of the Broad Agreement. To the extent that certain Broad stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Broad common stock, such individuals received the entire portion of their stock election in the form of
1.9859 shares of Holding Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and the cash portion of their election was subject to the Consideration Adjustment described above. The remaining shares of Broad common stock for which a valid election was not submitted received 1.9859 shares of Holding Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares. The Broad transaction had an aggregate value of approximately $132 million assuming an acquisition value of $26.50 per share of Broad common stock.

     As a result of the Broad acquisition, the Company acquired $646.3 million of assets and 18 branch offices located in northern New Jersey, with total deposits of $584.8 million. The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $99.3 million, which is being amortized on a straight-line basis over 15 years. The Company had $94.9 million of goodwill remaining related to the Broad acquisition at March 31, 2000.

     The Company completed its acquisition of Statewide and the merger of Statewide's wholly owned subsidiary, Statewide Bank, with and into the Bank, all effective as of January 7, 2000.

     Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,172,606 shares of Holding Company common stock and approximately $51.2 million based upon 4,051,277 shares of Statewide common stock deemed outstanding under the terms of the Statewide Agreement as of the completion of the merger. As a result of completed election procedures and in accordance with the terms of the formula set forth in the Statewide Agreement, each Statewide stockholder who submitted a valid election for stock consideration received 2.0700 shares of Holding Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and each Statewide stockholder who submitted a valid election for cash consideration received $25.14 per share of Statewide common stock. To the extent that any Statewide stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Statewide common stock, such individuals received the entire portion of their stock election in the form of
2.0700 shares of Holding Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and the cash portion of their election at the rate of $25.14 per share of Statewide common stock. The remaining shares of Statewide common stock for which valid elections were not submitted were converted into the right to receive on a pro rata basis $25.14 in cash for approximately 53% of the shares not tendered and 2.0700 shares of Holding Company com-mon stock for each remaining share of Statewide common stock, plus cash in lieu of any fractional shares.

     As a result of the Statewide acquisition, the Company acquired $745.2 million of assets and 15 branch offices located in northern New Jersey, with total deposits of $443.7 million. The acquisition was accounted for as a purchase resulting in goodwill of approximately $88.9 million, which is being amortized on a straight-line basis over 15 years. At March 31, 2000, the Company had $87.4 million of goodwill remaining related to this acquisition.

     As a result of the acquisitions, the Company currently operates 65 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau County as well as the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex, which were formerly served by Broad National and Statewide Bank.

     In April 1997, the Company continued its growth by completing a branch acquisition in Queens. The Company assumed $70.0 million of deposits, receiving $64.9 million in cash, the branch office and other fixed assets with an aggregate value of approximately $886,000. In June 1998, this branch office was consolidated into another branch office in the same geographic area. In connection with such acquisition, the Company recorded an intangible asset in the amount of $4.0 million which is being amortized on a straight-line basis over seven years. At March 31, 2000, the remaining intangible resulting from the deposit acquisition amounted to $2.3 million.

     During fiscal 1996 the Company significantly increased its asset size through two acquisitions. In January 1996, the Company completed the acquisition of Bay Ridge, acquiring $558.6 million of assets and six branch offices located in Brooklyn with total deposits of $445.2 million. As a result of such acquisition, the Company recorded goodwill totaling $26.1 million, as adjusted, which is being amortized on a straight-line basis over a 14 year period. The amount of goodwill related to the Bay Ridge acquisition was adjusted downward during fiscal 1997 by $4.8 million primarily as the result of the receipt of proceeds from the repayment of the Bay Ridge ESOP loan and the receipt of tax refunds, offset in part by an additional accrual related to a Bay Ridge qualified retirement plan. As of March 31, 2000, the Company had $18.1 million of goodwill remaining related to this acquisition.

     In March 1996, the Company completed the 1996 Branch Acquisition, providing the Company with three additional branch offices in Brooklyn and two branch offices in Staten Island. In connection with the transaction, the Company assumed approximately $615.6 million of deposits and other liabilities and recorded $49.5 million of intangible assets. In consideration for the assumption of deposits and other liabilities, the Company received approximately $557.9 million in cash and branch offices and other fixed assets valued at approximately $8.1 million. In September 1996, the Company discontinued operations at one of the branch offices acquired in the 1996 Branch Acquisition and sold deposits totaling $51.4 million. The remaining intangible related to the 1996 Branch Acquisition, as adjusted, which totaled $18.2 million at March 31, 2000, is being amortized on a straight-line basis over seven years.

CHANGES IN FINANCIAL CONDITION

     Total assets increased by $1.07 billion, or 19.3%, from $5.54 billion at March 31, 1999 to $6.60 billion at March 31, 2000. The increase in total assets was due to $646.3 million of assets acquired in the Broad acquisition and $745.2 million of assets acquired in connection with the acquisition of Statewide. These increases were partially offset by the Company's use of $126.4 million to fund its open market repurchase programs combined with a $202.6 million outflow of deposits. See "-- Business Strategy -- Controlled Growth." The $1.07 billion of asset growth in fiscal 2000 primarily reflected the combined effects of a $1.07 billion increase in mortgage loans to $3.99 billion, an increase in commercial business and other loans of $377.4 million, or 65.1%, to $956.9 million at March 31, 2000, a $173.7 million increase in intangible assets and a $113.5 million increase in other assets. Partially offsetting these increases was a $416.8 million decrease in mortgage-related securities, a $127.7 million, or 45.6% decrease in cash and cash equivalents and a $119.0 million or 35.9% decrease in investment securities.

     NON-PERFORMING ASSETS. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, decreased by $13.0 million or 32.9% to $26.4 million at March 31, 2000 from $39.4 million at March 31, 1999. The decrease in non-performing assets from March 31, 1999 to March 31, 2000 was primarily due to a $19.3 million decrease, due to loan satisfactions, to $11.5 million from $30.8 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. This decrease was partially offset by a $5.1 million increase in non-accrual loans, of which $3.3 million is attributable to the Broad and Statewide acquisitions. At March 31, 2000, the Company's non-performing assets totaled $26.4 million, or 0.40% of total assets and consisted of $12.2 million of non-accrual loans (including $3.8 million of commercial business loans, $3.7 million of single-family residential loans, $3.3 million of commercial real estate loans and $1.1 million of multi-family residential loans), $11.5 million of loans past due 90 days or more as to principal and accruing ($6.6 million of which were multi-family loans and $4.3 million of which were commercial real estate loans), $2.6 million of loans past due 90 days or more as to interest and accruing and $68,000 of other real estate owned.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $70.3 million at March 31, 2000 as compared to $46.8 million at March 31, 1999. The Company's allowance increased during the year ended March 31, 2000 primarily due to a $9.8 million provision for loan losses, $9.5 million of allowances for loan losses acquired in connection with the Broad and Statewide acquisitions and $4.2 million of net recoveries in fiscal 2000. As a result of the reduction in non-performing assets and continued strong asset quality ratios, management reduced the provision for loan losses by $0.9 million for the year ended March 31, 2000 as compared to the prior year. At March 31, 2000, the Company's allowance for loan losses amounted to 266.7% of total non-performing loans as compared to 119.7% of total non-performing loans at March 31, 1999. It is management's policy to maintain an allowance for estimated losses on loans based upon an assessment of prior loss experience, the volume and type of lending conducted by the Company, industry standards, past due loans (as to either interest or principal), general economic conditions and other factors related to the collectibility of the loan portfolio. The Company utilizes these percentages as only one of the factors in assessing the adequacy of the allowance for loan losses at various points in time. Other factors included in the analysis of the allowance for loan losses include the increased investment in multi-family residential and commercial real estate loans (all of which are secured by properties in the New York City metropolitan area), the increased number of larger multi-family residential and individual cooperative apartment loans, the increased amount and number of commercial business loans and the increased number of loans which exhibit risk characteristics which were determined to require closer oversight (including the amount of loans which were 90 days or more past due as to principal).

     DEPOSITS. Deposits increased $964.7 million or 28.0% to $4.41 billion at March 31, 2000, compared to $3.45 billion at March 31, 1999. The increase was due to the $1.03 billion of deposits assumed in connection with the acquisitions of Broad and Statewide and interest credited of $138.8 million, which was partially offset by deposit outflows totaling $202.6 million. The deposit outflows during fiscal 2000 were attributable to the run off of approximately $59.6 million at maturity of certain higher costing municipal and jumbo certificate of deposits previously offered by Broad National, disintermediation resulting primarily from customer transfers of funds to the equities markets and, to a lesser extent, to other financial institutions conducting deposit gathering campaigns by paying above market rates.

     BORROWINGS. Borrowings increased $44.4 million or 4.0% to $1.16 billion at March 31, 2000 compared to $1.12 billion at March 31, 1999. The increase was principally due to a $135.0 million increase in FHLB repurchase agreements primarily to fund the increases in the loan portfolio pursuant to the continuation of the Company's previously described leverage strategy. The increase was partially offset by decreases of $81.4 million in FHLB advances and $9.0 million in other repurchase agreements. See Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES. On June 30, 1997, $11.5 million of Trust Preferred Securities were issued by BNB Capital Trust (the "Trust"), a Delaware statutory business trust formed by Broad. The net proceeds from the issuance were invested in Broad in exchange for its junior subordinated debentures. The sole asset of the Trust, the obligor on the Trust Preferred Securities, is $11.9 million principal amount of 9.5% Junior Subordinated Debentures due June 30, 2027. Broad entered into several contractual arrangements (which the Holding Company assumed as part of the Broad acquisition) for the purpose of guaranteeing the Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities.

     The proceeds from the issuance of the Trust Preferred Securities were used to fund stock repurchases by Broad and for general corporate purposes as well as to meet debt service obligations pursuant to the junior subordinated debentures.

     STOCKHOLDERS' EQUITY. The Holding Company's stockholders' equity totaled $834.8 million at March 31, 2000, compared to $825.0 million at March 31, 1999. The $9.8 million increase was primarily due to the reissuance of 9,123,305 treasury shares in connection with the Broad and Statewide acquisitions, net income of $53.2 million, amortization of the earned portion of restricted stock grants of $5.6 million and $3.4 million related to the ESOP shares committed to be released for fiscal 2000. These increases were partially offset by a $126.4 million reduction in capital resulting from the purchase of 10,022,867 shares of common stock in connection with the Company's open market repurchase programs, a $12.9 million decrease due to dividends declared and a $30.6 million increase in the net unrealized loss in securities available-for-sale.

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

                                                                                  YEAR ENDED MARCH 31,
                                                         ----------------------------------------------------------------------
                                                                       2000                                 1999
                                                         ---------------------------------    ---------------------------------
                                                                                   AVERAGE                              AVERAGE
                                                          AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                                          BALANCE      INTEREST     COST       BALANCE      INTEREST     COST
                                                         ----------    --------    -------    ----------    --------    -------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans                                       $3,487,337    $257,338     7.38%     $2,596,554    $198,003     7.63%
    Cooperative apartment loans                             478,747      33,228     6.94         414,542      29,576     7.13
    Consumer loans(2)                                       136,197      10,916     8.01          86,483       7,004     8.10
    Commercial business loans                               134,746      11,951     8.87          32,782       3,140     9.58
                                                         ----------    --------               ----------    --------
      Total loans                                         4,237,027     313,433     7.40       3,130,361     237,723     7.59
  Mortgage-related securities                               922,665      58,714     6.36         430,170      28,254     6.57
  Investment securities                                     318,526      17,350     5.45         828,265      46,216     5.58
  Other interest-earning assets(3)                          246,062      12,989     5.28         439,814      24,222     5.51
                                                         ----------    --------               ----------    --------
    Total interest-earning assets                         5,724,280     402,486     7.03       4,828,610     336,415     6.97
                                                                       --------     ----                    --------     ----
  Non-interest-earning assets                               333,509                              214,315
                                                         ----------                           ----------
    Total assets                                         $6,057,789                           $5,042,925
                                                         ==========                           ==========
Interest-bearing liabilities:
  Deposits:
      Demand deposits(4)                                 $  941,652    $ 16,400     1.74      $  664,878    $ 14,238     2.14
      Savings deposits(5)                                 1,071,547      23,512     2.19         969,893      24,480     2.52
      Certificates of deposit                             1,953,141      98,857     5.06       1,749,558      94,428     5.40
                                                         ----------    --------               ----------    --------
        Total deposits                                    3,966,340     138,769     3.50       3,384,329     133,146     3.93
                                                         ----------    --------               ----------    --------
      Trust preferred securities(6)                           7,667         728     9.50              --          --       --
      Total borrowings                                    1,175,273      64,163     5.46         617,542      34,075     5.52
                                                         ----------    --------               ----------    --------
        Total interest-bearing liabilities                5,149,280     203,660     3.96       4,001,871     167,221     4.18
                                                                       --------     ----                    --------     ----
    Non-interest-bearing liabilities                         90,544                              112,854
                                                         ----------                           ----------
        Total liabilities                                 5,239,824                            4,114,725
        Total stockholders' equity                          817,965                              928,200
                                                         ----------                           ----------
        Total liabilities and stockholders' equity       $6,057,789                           $5,042,925
                                                         ==========                           ==========
Net interest-earning assets                              $  575,000                           $  826,739
                                                         ==========                           ==========
Net interest income/interest rate spread                               $198,826     3.07%                   $169,194     2.79%
                                                                       ========     ====                    ========     ====
Net interest margin                                                                 3.47%                                3.50%
                                                                                    ====                                 ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities                                                      1.11x                                1.21x
                                                                                    ====                                 ====

                                                               YEAR ENDED MARCH 31,
                                                         ---------------------------------
                                                                       1998
                                                         ---------------------------------
                                                                                   AVERAGE
                                                          AVERAGE                  YIELD/
                                                          BALANCE      INTEREST     COST
                                                         ----------    --------    -------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans                                       $2,193,557    $175,269      7.99%
    Cooperative apartment loans                             380,737      27,562      7.24
    Consumer loans(2)                                        93,909       7,895      8.41
    Commercial business loans                                28,963       2,976     10.28
                                                         ----------    --------
      Total loans                                         2,697,166     213,702      7.92
  Mortgage-related securities                               157,452      10,992      6.98
  Investment securities                                     783,134      45,689      5.83
  Other interest-earning assets(3)                          413,343      22,660      5.48
                                                         ----------    --------
    Total interest-earning assets                         4,051,095     293,043      7.23
                                                                       --------     -----
  Non-interest-earning assets                               192,107
                                                         ----------
    Total assets                                         $4,243,202
                                                         ==========
Interest-bearing liabilities:
  Deposits:
      Demand deposits(4)                                 $  669,901    $ 14,118      2.11
      Savings deposits(5)                                 1,200,369      34,288      2.86
      Certificates of deposit                             1,782,384     100,560      5.64
                                                         ----------    --------
        Total deposits                                    3,652,654     148,966      4.08
                                                         ----------    --------
      Trust preferred securities(6)                              --          --        --
      Total borrowings                                      199,329      11,977      6.01
                                                         ----------    --------
        Total interest-bearing liabilities                3,851,983     160,943      4.18
                                                                       --------     -----
    Non-interest-bearing liabilities                         32,564
                                                         ----------
        Total liabilities                                 3,884,547
        Total stockholders' equity                          358,655
                                                         ----------
        Total liabilities and stockholders' equity       $4,243,202
                                                         ==========
Net interest-earning assets                              $  199,112
                                                         ==========
Net interest income/interest rate spread                               $132,100      3.05%
                                                                       ========     =====
Net interest margin                                                                  3.26%
                                                                                    =====
Ratio of average interest-earning assets to average
  interest-bearing liabilities                                                       1.05x
                                                                                    =====

---------------
(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and personal loans.

(3) Includes federal funds sold, interest-earning bank deposits, FHLB stock, overnight commercial paper and certificates of deposit.

(4) Includes NOW, money market and checking accounts.

(5) Includes interest paid on funds received for stock subscriptions in connection with the Bank's Conversion.

(6) Acquired in connection with the acquisition of Broad effective July 31, 1999.

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

                                          FISCAL 2000 COMPARED TO              FISCAL 1999 COMPARED TO
                                                FISCAL 1999                          FISCAL 1998
                                     ---------------------------------    ----------------------------------
                                          INCREASE                              INCREASE
                                      (DECREASE) DUE TO     TOTAL NET      (DECREASE) DUE TO      TOTAL NET
                                     -------------------     INCREASE     --------------------     INCREASE
                                       RATE      VOLUME     (DECREASE)      RATE       VOLUME     (DECREASE)
                                     --------    -------    ----------    --------    --------    ----------
                                                                 (IN THOUSANDS)
Interest-earning assets:
  Loans receivable:
    Mortgage loans                   $ (6,675)   $66,010     $ 59,335     $ (8,206)   $ 30,940     $ 22,734
    Cooperative apartment loans          (809)     4,461        3,652         (388)      2,402        2,014
    Consumer loans(1)                     (70)     3,982        3,912         (283)       (607)        (890)
    Commercial business loans            (249)     9,060        8,811         (212)        375          163
                                     --------    -------     --------     --------    --------     --------
      Total loans receivable           (7,803)    83,513       75,710       (9,089)     33,110       24,021
    Mortgage-related securities          (887)    31,347       30,460         (682)     17,944       17,262
    Investment securities              (1,053)   (27,813)     (28,866)      (2,021)      2,548          527
    Other interest-earning assets        (973)   (10,260)     (11,233)         123       1,439        1,562
                                     --------    -------     --------     --------    --------     --------
Total net change in income on
  interest-earning assets             (10,716)    76,787       66,071      (11,669)     55,041       43,372
Interest-bearing liabilities:
  Deposits:
    Demand deposits                    (3,002)     5,164        2,162          217         (97)         120
    Savings deposits                   (3,386)     2,418         (968)      (3,685)     (6,123)      (9,808)
    Certificates of Deposit            (6,163)    10,592        4,429       (4,279)     (1,853)      (6,132)
                                     --------    -------     --------     --------    --------     --------
         Total deposits               (12,551)    18,174        5,623       (7,747)     (8,073)     (15,820)
  Trust preferred securities               --        728          728           --          --           --
  Borrowings                             (375)    30,463       30,088       (1,054)     23,152       22,098
                                     --------    -------     --------     --------    --------     --------
         Total net change in
           expense on
           interest-bearing
           liabilities                (12,926)    49,365       36,439       (8,801)     15,079        6,278
                                     --------    -------     --------     --------    --------     --------
Net change in net interest income    $  2,210    $27,422     $ 29,632     $ (2,868)   $ 39,962     $ 37,094
                                     ========    =======     ========     ========    ========     ========

---------------
(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, personal loans and credit card loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

     GENERAL. For the year ended March 31, 2000, the Company reported a 36.4% increase in diluted earnings per share to $0.90, compared to $0.66 for the year ended March 31, 1999. Net income for fiscal 2000 increased 17.9% to $53.2 million, compared to $45.2 million for fiscal 1999.

     Cash earnings for fiscal 2000 increased 25.6% to $73.4 million, compared to $58.5 million for the prior fiscal year. Cash earnings per diluted share increased 44.2% to $1.24 for fiscal 2000 compared to $0.86 for fiscal 1999. Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock related benefit plans net of tax. The organization believes the reporting of cash earnings along with GAAP earnings provides further insight into the Company's operating performance.

     NET INTEREST INCOME. Net interest income increased by $29.6 million or 17.5% to $198.8 million for the fiscal year ended March 31, 2000 as compared to $169.2 million for fiscal 1999. The increase was due to a $66.1 million increase in interest income, offset by a $36.5 million increase in interest expense. The growth in net interest income primarily reflects the $895.7 million increase in average interest-earning assets, which is primarily attributable to the implementation of the Company's leveraging strategy in the third quarter of fiscal 1999 and, to a lesser extent, the assets acquired in connection with the July 31, 1999 acquisition of Broad and the January 7, 2000 acquisition of Statewide. Such growth was partially offset by a lower interest rate environment resulting from the flattening of the yield curve during fiscal 2000 as well as interest rate compression associated with the continued leveraging of the balance sheet. The Company initiated in fiscal 1999 a leverage strategy which utilized FHLB borrowings as its primary funding source.

     For the year ended March 31, 2000, the Company's net interest margin decreased to 3.47% from 3.50% for the comparative fiscal periods, primarily the result of the implementation of the Company's leveraging strategy during the third quarter of fiscal 1999, under which the increased investment in mortgage-related securities was funded with FHLB advances and repurchase agreements. Such borrowings, which bear interest generally at higher rates than deposits, increased the Company's cost of funds. Also contributing to the net interest margin compression were the generally lower yields on loans originated during fiscal 2000, when compared to the average yields on the outstanding loan portfolios at the beginning of the fiscal year, combined with the downward repricing of adjustable-rate mortgages. The decline also reflected the Company's use of $126.4 million of its earning assets to fund its open market stock repurchase programs. This decline was partially offset by the acquisition of Broad's higher yielding commercial loan portfolio and the associated lower cost commercial deposit base.

     The Company's interest rate spread, (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities), increased to 3.07%, compared to 2.79% for the year ended March 31, 1999. Due to the general flattening of the yield curve, the Company experienced a general decline in essentially all of its interest-earning asset and interest-bearing liability portfolios. However, the net interest rate spread increased by 28 basis points reflecting a shift in the mix to higher yielding assets and lower costing liabilities, resulting partially from the acquisitions of Broad and Statewide as well as the Company's leverage program.

     Interest income increased by $66.1 million or 19.6%, to $402.5 million for the fiscal year ended March 31, 2000, as compared to the same period in fiscal 1999. This increase is primarily due to the $895.7 million increase in the average balance of the Company's interest-earning assets, combined with a 6 basis point increase in the weighted average yield earned thereon, from 6.97% for fiscal 1999 to 7.03% for fiscal 2000.

     Interest income on loans increased $75.7 million due to a $1.11 billion increase in the average balance of loans, partially offset by a 19 basis point decline in the yield earned on loans from 7.59% for the fiscal 1999 period to 7.40% for the fiscal 2000 period. The increase in average balance is due to the combined effects of $1.52 billion of loan originations in fiscal 2000 and $760.7 million of loans acquired in connection with the acquisitions of Broad and Statewide. The decline in yield is due to the effects of loan originations at lower interest rates existing throughout much of fiscal 2000, together with downward repricing with respect to the Company's adjustable-rate loans repricing during fiscal 2000, reflecting declines in market rates of interest experienced during the first three quarters of the fiscal year. Income on investment securities decreased $28.9 million for the fiscal year ended March 31, 2000, due to a $509.7 million decrease in the average balance of investment securities, along with a decline in the yield earned from 5.58% for fiscal 1999 to 5.45% for fiscal 2000. Interest income on mortgage-related securities increased $30.5 million during fiscal 2000 compared to fiscal 1999 as a result of a $492.5 million increase in the average balance of these securities. This increase was partially offset by a 21 basis point decline in the yield earned to 6.36% for fiscal 2000 from 6.57% for fiscal 1999, reflecting the general decline in market rates of interest experienced during the first three quarters of the fiscal year. In conjunction with its leveraging strategy, the Company reallocated its assets from investment securities to higher yielding mortgage-related securities. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $11.2 million in fiscal 2000 compared to fiscal 1999. This decrease primarily reflects the $10.6 million decline in interest income earned from securities lending activities during fiscal 1999 accompanied by a $3.0 million decrease in interest on federal funds and overnight deposits. These de-creases were partially offset by a $2.2 million increase in dividends on FHLB stock.

     Interest expense increased $36.5 million or 21.8% to $203.7 million for the year ended March 31, 2000, as compared to $167.2 million for the year ended March 31, 1999. The increased FHLB borrowings associated with the implementation of the Company's leveraging strategy resulted in additional interest expense of $40.4 million, which was partially offset by a $10.4 million decrease in interest paid on borrowings related to securities lending activities. Interest paid on deposits increased by $5.6 million for the year ended March 31, 2000, due to the $582.0 million increase in the average balance of deposits, primarily as a result of the acquisitions of Broad and Statewide. This increase was partially offset by a 43 basis point decline in the average rate paid on deposits to 3.50% for fiscal 2000 compared to 3.93% for fiscal 1999, reflecting the acquisition of Broad's lower cost commercial deposit base combined with decreases in market rates of interest experienced during the first three quarters of the fiscal year. Interest expense on Trust Preferred Securities was $0.7 million for fiscal 2000. Trust Preferred Securities were assumed as part of the Broad acquisition effective the close of business on July 31, 1999.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased by $0.9 million or 8.2%, from $10.7 million for the fiscal year ended March 31, 1999, to $9.8 million for the fiscal year ended March 31, 2000. The decrease in the provision primarily reflected the quality of the Company's assets, with non-performing assets as a percentage of total assets declining to 40 basis points at March 31, 2000, compared to 71 basis points at March 31, 1999. Non-performing assets decreased 32.9% to $26.4 million at March 31, 2000, compared to $39.4 million at March 31, 1999. The decrease of $13.0 million was primarily due to satisfactions totaling $19.3 million on loans that were previously contractually past due as to maturity, although current as to monthly principal and interest payments. The decrease was partially offset by a $5.1 million increase in non-accrual loans, primarily commercial business loans. At March 31, 2000 and March 31, 1999, the allowance for loan losses as a percentage of total non-performing loans was 266.7% and 119.7%, respectively.

     NON-INTEREST INCOME. Non-interest income increased by $5.6 million, from $11.3 million for the fiscal year ended March 31, 1999 to $16.9 million for fiscal 2000. The increase reflected an $8.4 million increase in service fee income, a $1.7 million net loss on the sale of loans and securities during fiscal 2000 as compared to a $390,000 gain incurred on such sales during fiscal 1999 and a $0.7 million decrease in other non-interest income.

     The $8.4 million increase in service fee income was primarily the result of fee income generated by the Broad National and Statewide Bank branch network, increased fees on sales of annuities and mutual funds and an increase in banking service and ATM fees. Other non-interest income decreased $0.7 million, primarily as a result of the $0.9 million decrease resulting from the completion, in fiscal 1999, of the accretion of intangible assets resulting from the 1992 acquisition of another financial institution, as well as a $0.6 million decline in mortgage loan prepayment fees. These decreases were partially offset by $0.8 million income from the Company's investment in a mortgage brokerage company. The increase was partially offset by a $1.7 million net loss on the sale of approximately $993.8 million of securities, consisting mainly of collateralized mortgage obligation bonds and Dutch Auction Rate Preferred Stock securities, which were sold primarily to fund mortgage loan originations and the Company's open market stock repurchase programs.

     NON-INTEREST EXPENSE. Non-interest expense increased $21.7 million or 22.1% to $119.9 million for the fiscal year ended March 31, 2000, from $98.2 million for fiscal 1999. This increase primarily reflects increases of $11.5 million in compensation and employee benefit expense, $3.2 million in occupancy costs, $6.0 million in amortization of intangibles and $3.8 million in other non-interest expense, partially offset by a decrease of $2.8 million in data processing fees.

     Total salaries and benefits increased by $11.5 million in fiscal 2000 to $51.6 million, primarily the result of $7.5 million in staff additions mainly related to the Broad and Statewide acquisitions, as well as normal salary increases. Such expenses also increased by $2.5 million during fiscal 2000 due to the full year impact of the implementation of the Company's 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan"), which was adopted at the end of the second quarter of fiscal 1999. The expense associated with the Recognition Plan is incurred over the five year vesting period from date of grant.

     Occupancy costs increased by $3.2 million to $16.7 million in fiscal 2000, primarily reflecting the expansion of operations resulting from the acquisitions of Broad and Statewide.

     Data processing fees decreased by $2.8 million or 27.3%, to $7.5 million during the fiscal year ended March 31, 2000 as compared to $10.3 million during the fiscal year ended March 31, 1999. The decrease mainly reflected the completion of the installation of a new teller and platform system in the fourth quarter of fiscal 1999, as well as $1.2 million of lower Y2K costs in fiscal 2000 compared to fiscal 1999. See "-- The Year 2000 Issue." These declines were partially offset by increases as the result of the Broad and Statewide acquisitions.

     The Company's advertising expenses amounted to $4.7 million and $4.6 million for the fiscal years ended March 31, 2000 and 1999, respectively. The increase in fiscal years 2000 and 1999 as compared to fiscal 1998 reflects the Company's focus on brand awareness through, in part, increased advertising in print media and radio.

     FDIC deposit insurance premiums remained constant for the fiscal years ended March 31, 2000 and 1999. As a result of past acquisitions, the Company is deemed to have SAIF-insured deposits. The level of deposit insurance expense was higher than that of an insured institution with a comparable amount of BIF-only insured deposits due to the significant amount of the Company's deposits deemed to be SAIF-insured. The deposits deemed SAIF insured were assessed at a rate of
6.4 basis points compared to 1.3 basis points for the BIF-insured deposits. Beginning January 1, 2000, all FDIC-insured institutions are assessed the same rate of 2.1 basis points of their BIF and SAIF assessable deposits to fund the Financing Corporation. At March 31, 2000, $2.26 billion of the Company's deposits were deemed to be SAIF insured while at March 31, 1999, SAIF-insured deposits were $1.54 billion.

     Amortization of intangibles increased $6.0 million, or 69.3% to $14.6 million for fiscal 2000, compared to $8.6 million for fiscal 1999. The increase is primarily due to $99.3 million of goodwill recognized as a result of the Broad acquisition. In addition, the acquisition of Statewide has increased goodwill by $88.9 million. Both acquisitions are being amortized over a fifteen-year period. The Company will experience an increase in amortization of intangibles during fiscal 2001 due to the full year impact of the amortization of goodwill relating to the Broad and Statewide acquisitions.

     Other non-interest expense includes items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees. Other non-interest expense increased $3.8 million or 19.2%, to $23.7 million for the fiscal year ended March 31, 2000, compared to $19.9 million for fiscal 1999, primarily due to additional expenses associated with the expansion of operations resulting from the acquisitions of Broad and Statewide.

     INCOME TAXES. Income tax expense increased $6.4 million to $32.8 million for the year ended March 31, 2000 compared to $26.4 million in fiscal 1999. This increase is primarily due to a $14.4 million increase in pre-tax income to $86.0 million for fiscal 2000 compared to $71.6 million in fiscal 1999. In addition, the Company's effective tax rate for the year ended March 31, 2000 was 38.1%, compared to 36.9% for the year ended March 31, 1999. The increase in the effective tax rate during fiscal 2000 compared to fiscal 1999 is attributable to the increase in the amortization of intangibles, which is non-deductible for tax purposes.

     As of March 31, 2000, net deferred tax assets were $87.9 million, compared to $48.5 million at March 31, 1999. No valuation allowance was deemed necessary with respect to such assets. (See Note 14 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.)

     CASH EARNINGS. Tangible stockholders' equity (stockholders' equity less intangibles) totaled $613.8 million at March 31, 2000, compared to $777.7 million at March 31, 1999. Tangible equity is a critical measure of a company's ability to repurchase shares, pay dividends and continue to grow.

     Although reported earnings and return on equity are traditional measures of a company's performance, the Company believes that the change in tangible equity, or "cash earnings," is also a significant measure of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the amortization for the allocation of shares held by the ESOP and the Recognition Plan and related tax benefit, as well as the amortization of intangibles. In the case of tangible equity, these items have either been previously charged to equity, as in the case of ESOP and Recognition Plan charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and amortization of intangibles, for which the related intangible asset has already been deducted in the calculation of tangible equity.

     The Company believes that cash earnings and cash returns on average equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth.

     The following table reflects the Company's cash earnings for the periods indicated as follows:

                                                               YEAR ENDED MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income                                                     $53,246      $45,175
Additional contributions to stockholders' equity:
  Amortization of intangibles                                   14,613        8,629
  Amortization and appreciation of stock-related benefit
    plans, net of tax                                            5,572        4,655
                                                               -------      -------
Cash earnings                                                  $73,431      $58,459
                                                               =======      =======
Diluted cash earnings per share                                $  1.24      $  0.86
                                                               =======      =======
Cash return on average equity                                     8.98%        6.30%
Cash efficiency ratio                                            44.27%       45.63%

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

     Cash earnings for fiscal 1999 were $58.5 million, or $0.86 per diluted share, compared to $36.8 million for the prior fiscal year. Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock related benefit plans net of tax. For fiscal 1998, cash earnings were also adjusted for the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for funding of the Foundation. The organization believes the reporting of cash earnings along with GAAP earnings provides further insight into the Company's operating performance.

     NET INTEREST INCOME. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets to interest-bearing liabilities. For the year ended March 31, 1999, the Company's interest rate spread decreased to 2.79%, compared to 3.05% for the year ended March 31, 1998. This 26 basis point decrease was attributable to the generally lower yields on loan and investments originated or purchased in fiscal 1999, reflecting market rates of interest at that time, combined with the downward repricing of adjustable rate instruments, while the cost of total interest-bearing liabilities remained stable. The Company's net interest margin increased to 3.50% from 3.26% for the comparative fiscal periods, primarily reflecting an increase in net interest-earning assets resulting from the investment of the proceeds of the Conversion, partially offset by a decline in the yield on interest-earning assets.

     Net interest income increased by $37.1 million or 28.1% to $169.2 million for the fiscal year ended March 31, 1999 as compared to fiscal 1998. The increase was due to a $43.4 million increase in interest income, offset by a $6.3 million increase in interest expense. The increase in net interest income reflected the continued growth in interest-earning assets as a result of the net proceeds from the Conversion, combined with the implementation of the Company's leverage strategy, which was partially offset by a general compression in interest rate spread due to general declines in market rates of interest. To support asset growth in fiscal 1999, the Company initiated a leverage strategy which utilized FHLB borrowings as its primary funding source for loan originations.

     Interest income increased by $43.4 million to $336.4 million for the fiscal year ended March 31, 1999 as compared to the same period in 1998, primarily due to an increase of $777.5 million in the average balance of the Company's interest-earning assets, offset by a decline in the weighted average yield earned thereon from 7.23% for fiscal 1998 to 6.97% for fiscal 1999. The composition of the Company's interest income for the fiscal year ended March 31, 1999 reflected the changes in the Company's asset structure effected during fiscal 1999. The Company restructured its asset mix by systematically shifting its investments from U.S. Treasury securities (reflecting in a large part the initial investment of the Conversion proceeds) into higher yielding mortgage loans and mortgage-related securities.

     Interest income on loans increased $24.0 million, reflecting a $433.2 million increase in the average balance of loans, partially offset by a 33 basis point decline in the yield earned on loans from 7.92% for fiscal 1998 to 7.59% for fiscal 1999. The decline in yield resulted from the effects of loan originations at lower interest rates, combined with a lower repricing rate with respect to the Company's adjustable-rate loans repricing during fiscal 1999, reflecting the decline in market rates of interest. Income on investment securities increased $0.5 million due to a $45.1 million increase in the average balance of investment securities, which was partially offset by a decline in the yield earned from 5.83% for fiscal 1998 to 5.58% for fiscal 1999. Interest income on mortgage-related securities increased $17.3 million during fiscal 1999 compared to the same period in fiscal 1998, as a result of a $272.7 million increase in the average balance of these securities, which was partially offset by a 41 basis point decline in the yield earned resulting from the general decline in market rates of interest. Income on other interest-earning assets increased $1.6 million for fiscal 1999, compared to fiscal 1998, primarily due to a $2.9 million increase in interest on federal funds, which was partially offset by a $1.4 million reduction in interest on term deposits. The increase in federal funds income reflected the build-up of short-term investments, as a result of increased FHLB borrowings, which funds were subsequently re-deployed into higher yielding mortgage loans and mortgage-related securities.

     Interest expense increased $6.3 million or 3.9% to $167.2 million for the year ended March 31, 1999 as compared to $160.9 million for the year ended March 31, 1998. The increase was principally the result of a $22.1 million increase in interest paid on borrowings, partially offset by a decrease of $15.8 million in interest paid on deposits. The increase in borrowings was attributable to a $418.2 million increase in the average balance of borrowings (primarily FHLB borrowings) as a result of the Company's leveraging strategy which was partially offset by a 49 basis point decline in the rate paid on borrowings to 5.52% for fiscal 1999, from 6.01% for fiscal 1998. The decrease in interest paid on deposits was due to the $268.3 million decrease in the average balance of deposits, accompanied by a 15 basis point decline in the average rate paid on deposits to 3.93% for the year ended March 31, 1999, compared to 4.08% for the year ended March 31, 1998. The decline in the average balance of deposits reflected in large part the outflow, during the first quarter of fiscal 1999, of deposits accumulated during the Conversion in the fourth quarter of fiscal 1998.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased by $0.7 million or 6.9% from $10.0 million for the fiscal year ended March 31, 1998, to $10.7 million for the fiscal year ended March 31, 1999. The increase in the provision primarily reflected the continuation of the Company's determination to increase its allowance for loan losses based upon, among other factors, the Company's continuing emphasis on multi-family residential, commercial real estate and commercial business loans secured by properties or other collateral located in the New York City metropolitan area, the increased number of larger multi-family residential, commercial real estate and individual cooperative apartment loans, the increased amount and number of commercial business loans and the increased amount of loans which exhibit risk characteristics which require greater management oversight (including loans contractually past due maturity). At March 31, 1999 and March 31, 1998, the allowance for loan losses as a percentage of total non-performing loans was 119.7% and 122.2%, respectively.

     NON-INTEREST INCOME. Non-interest income increased $1.0 million from $10.3 million for the fiscal year ended March 31, 1998, to $11.3 million for the same period in 1999. The increase reflected a $1.9 million increase in other non-interest income, a $390,000 gain received on the sale of loans and securities during the 1999 period (as compared to a $115,000 gain incurred on such sales during fiscal 1998), partially offset by a $1.2 million decrease in service fee income. The $1.9 million increase in other non-interest income is primarily the result of a $1.6 million increase in prepayment fees on mortgage loans to $3.6 million in fiscal 1999, resulting from acceleration in the refinance market driven by lower market rates of interest.

     The $1.2 million decline in service fee income is partially attributable to the new accounting rules effective January 1, 1998 regarding the recording of securities lending activities. Prior to the effective date, income from securities lending was recorded as non-interest income. For fiscal year 1999, this income was included as part of net interest income. During fiscal 1998, the Company recorded $0.4 million as income relating to securities lending. Service fee income was also lower for the fiscal year ended March 31, 1999, due to a $0.2 million decline in fees associated with the sales of annuities and mutual funds. The contract with a third party provider to sell these products expired in January 1998. The Company negotiated a contract with a new provider and resumed the sale of these products late in the second quarter of fiscal 1999. The remainder of the decline in service fee income was due to lower deposit-based fees.

     NON-INTEREST EXPENSE. Non-interest expense increased $8.7 million or 9.8% to $98.2 million for the fiscal year ended March 31, 1999, from $89.5 million for the same period in 1998 (exclusive of the $56.4 million contribution to the Foundation). This increase reflected increases of $8.4 million in compensation and employee benefit expense, reflecting in large part, benefits related to the ESOP and the Recognition Plan, $0.9 million in occupancy costs and $0.5 million in other non-interest expense, primarily due to the Company's growth and structural changes. These increases were partially offset by a $1.3 million decrease in data processing fees, mainly reflecting the reduction of data processing conversion costs.

     Total salaries and benefits increased by $8.4 million in fiscal 1999 to $40.1 million, primarily as the result of a full year of ESOP compensation expense of $4.3 million compared to $1.3 million for one quarter in fiscal 1998, compensation expense of $3.1 million relating to the implementation of the Recognition Plan late in the second quarter of fiscal 1999 and the continued growth of the Company during fiscal 1999, which necessitated the addition to staff as well as normal merit increases of approximately $2.7 million.

     Occupancy costs increased by $0.9 million to $13.5 million in fiscal 1999, primarily as the result of increased costs related to branch renovation and upgrading.

     Data processing fees decreased by $1.3 million or 10.9% to $10.3 million during the fiscal year ended March 31, 1999, as compared to the fiscal year ended March 31, 1998. The decrease reflected primarily the reduction of expenses incurred in connection with the conversion of the Company's data processing systems. Such expenses amounted to $5.7 million during the fiscal year ended March 31, 1998 for the first phase of the conversion of the Company's data processing systems which was completed in the third quarter of fiscal 1998. During fiscal 1999 expenses of approximately $3.4 million were incurred in connection with the second (and final) phase of the conversion. Partially offsetting the decrease in conversion costs was a $1.4 million increase in costs associated with year 2000 compliance issues.

     The Company's advertising expenses amounted to $4.6 million and $4.3 million for the fiscal years ended March 31, 1999 and 1998, respectively. The increase in fiscal years 1999 and 1998 reflected the Company's determination to increase its market presence through, in part, increased advertising in print media and radio.

     FDIC deposit insurance premiums remained constant at $1.2 million for the fiscal years ended March 31, 1999 and 1998. As a result of past acquisitions, the Company is deemed to have SAIF-insured deposits. The level of deposit insurance expense is and will remain higher than that of an insured institution with a comparable amount of BIF-only insured deposits due to the significant amount of the Company's deposits deemed to be

SAIF insured. The deposits deemed SAIF insured were assessed at a rate of 6.4 basis points compared to 1.3 basis points for the BIF-insured deposits. At March 31, 1999, $1.54 billion of the Company's deposits were deemed to be SAIF insured as compared to $1.53 billion at March 31, 1998.

     Other non-interest expense includes items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees. Other non-interest expenses increased by $0.5 million or 2.4%, to $19.9 million for the fiscal year ended March 31, 1999 compared to the same period in 1998, primarily as a result of certain professional fees and expenditures associated with being a public company.

     INCOME TAXES. Income tax expense increased $10.6 million to $26.4 million for the year ended March 31, 1999 compared to $15.8 million in fiscal 1998, excluding the effect of the $56.4 million contribution to the Foundation. This increase was primarily due to a $28.6 million increase in pre-tax income to $71.6 million for fiscal 1999 compared to $43.0 million in fiscal 1998, excluding the contribution to the Foundation. In addition, the Company's effective tax rate for the year ended March 31, 1999 was 36.9% compared to 36.7% for the year ended March 31, 1998, excluding the contribution to the Foundation.

     As of March 31, 1999, net deferred tax assets were $48.5 million, compared to $36.8 million at March 31, 1998. No valuation allowance was deemed necessary with respect to such assets. (See Note 14 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.)

     CASH EARNINGS. Tangible stockholders' equity (stockholders' equity less intangibles) totaled $777.7 million at March 31, 1999, compared to $893.3 million at March 31, 1998. For fiscal 1998, cash earnings were also adjusted for the one time non-recurring charge of $56.4 million ($37.2 million net of tax) related to the Foundation. Earnings per share for the fiscal year ended March 31, 1998 are presented on an historical basis from March 13, 1998 (the date of Conversion) to March 31, 1998.

     The following table reflects the Company's cash earnings for the periods indicated as follows:

                                                            YEAR ENDED MARCH 31,
                                                           ----------------------
                                                             1999         1998
                                                           ---------    ---------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Net income                                                  $45,175      $(9,956)
Contribution to the Foundation, net of tax                       --       37,181
Additional contributions to stockholders' equity:
  Amortization of intangibles                                 8,629        8,740
  Amortization and appreciation of stock-related benefit
     plans, net of tax                                        4,655          789
                                                            -------      -------
Cash earnings                                               $58,459      $36,754
                                                            =======      =======
Diluted cash earnings per share                             $  0.86      $  0.13
                                                            =======      =======
Cash return on average equity                                  6.30%       10.25%
Cash efficiency ratio                                         45.63%       55.83%

ASSET AND LIABILITY MANAGEMENT

     GENERAL. The Company's asset and liability management strategy is established by the Asset/Liability Committee of the Company and reviewed and approved by the Company's Board of Directors periodically. The Asset/Liability Committee meets semi-monthly. Currently, the Company manages the imbalance between its interest-earning assets and interest-bearing liabilities within shorter maturities to ensure that such relationships are within acceptable ranges given the Company's business strategies and objectives and its analysis of market and economic conditions. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time.

The difference, or the interest rate repricing "gap" provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.

     DISCUSSION OF MARKET RISK. As a financial institution, the Company's primary component of market risk is interest rate volatility and the slope of the yield curve. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. All significant interest rate risk management procedures are performed at the Company level. Based upon the Company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company's real estate loan portfolio, concentrated primarily within the greater New York City metropolitan area (which includes parts of northern New Jersey), is subject to risks associated with the local economy. The Company does not own any trading assets.

     The Company's strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (five to ten years) balloon loans, (ii) selling most newly originated fixed-rate, single-family residential mortgage loans with original terms to maturity of more than 15 years, (iii) originating relatively short-term or adjustable-rate consumer and commercial business loans, (iv) investing in securities, primarily mortgage-related instruments with maturities or estimated average lives of less than five years, (v) promoting stable savings, demand and other transaction accounts, (vi) maintaining a strong capital position and (vii) maintaining a relatively high level of liquidity and/or borrowing capacity.

     The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The Company did not have any trading assets as of March 31, 2000. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential and home equity loans and mortgage-related securities. For deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates as due in one year or less at March 31, 2000.

                                                                                                                          FAIR
                                                                                             THERE-                      VALUE
                                 2001         2002        2003        2004       2005        AFTER         TOTAL        3/31/00
                              ----------    --------    --------    --------    -------    ----------    ----------    ----------
                                                                    (DOLLARS IN THOUSANDS)
RATE SENSITIVE ASSETS:
Fixed interest rate mortgage
  loans(1)                    $   98,847    $ 98,362    $100,598    $105,942    $99,700    $2,908,974    $3,412,423    $3,206,764
  Average interest rate             7.96%       8.68%       8.00%       7.41%      7.75%         8.09%
Variable interest rate
  mortgage loans(1)           $   86,153    $ 71,746    $ 64,295    $ 29,994    $29,557    $  285,272    $  567,017    $  558,759
  Average interest rate             7.63%       7.71%       8.02%       7.85%      7.98%         7.34%
Fixed interest rate
  commercial business loans   $   29,886    $ 20,473    $ 22,413    $ 24,181    $26,836    $   19,166    $  142,955    $  142,484
  Average interest rate             8.19%       8.81%       8.95%       8.81%      8.85%         8.25%
Variable interest rate
  commercial business loans   $   79,711    $ 30,939    $     --    $     --    $    --    $       --    $  110,650    $  110,560
  Average interest rate             9.67%       8.76%         --          --         --            --
Variable interest rate
  warehouse mortgage lines
  of credit                   $   48,175    $     --    $     --    $     --    $    --    $       --    $   48,175    $   48,175
  Average interest rate             7.47%         --          --          --         --            --
Fixed interest rate other
  loans                       $   50,698    $ 45,904    $ 32,846    $ 16,095    $24,225    $   53,597    $  223,365    $  221,987
  Average interest rate             7.78%       7.74%       8.04%       7.88%      8.15%         7.43%
Variable interest rate other
  loans                       $   83,506    $ 67,755    $ 54,939    $ 21,507    $17,458    $  188,342    $  433,507    $  421,641
  Average interest rate             6.97%       6.97%       6.97%       6.85%      6.85%         6.93%
Fixed interest rate
  securities(2)               $  250,079    $148,626    $130,932    $104,163    $89,360    $  320,363    $1,043,523    $  981,068
  Average interest rate             6.02%       6.43%       6.65%       6.43%      6.43%         6.42%
Variable interest rate
  securities(2)               $    1,120    $    849    $    518    $     --    $    --    $    2,170    $    4,657    $    4,731
  Average interest rate             8.08%       7.98%       7.65%         --         --          7.18%
Other interest-bearing
  assets                      $  159,917    $     --    $     --    $     --    $    --    $       --    $  159,917    $  159,917
  Average interest rate             5.69%         --          --          --         --            --
RATE SENSITIVE LIABILITIES:
Non interest-bearing
  checking                    $  345,579    $     --    $     --    $     --    $    --    $       --    $  345,579    $  345,579
  Average interest rate               --          --          --          --         --            --
Savings and interest-bearing
  checking                    $1,965,278    $     --    $     --    $     --    $    --    $       --    $1,965,278    $1,965,278
  Average interest rate             2.18%         --          --          --         --            --
Time deposits                 $1,776,040    $188,044    $ 84,745    $ 30,469    $21,448    $      429    $2,101,175    $2,107,782
  Average interest rate             5.11%       5.69%       5.82%       5.52%      5.46%         5.48%
Fixed interest rate
  borrowings                  $  327,425    $148,914    $ 54,599    $515,500    $ 1,300    $  115,000    $1,162,738    $1,123,761
  Average interest rate             5.70%       5.64%       5.42%       5.50%      7.69%         5.57%

---------------
(1) Does not include $22.9 million of loans serviced by others.

(2) Does not include $4.3 million of unamortized non-cash premium or discount on securities.

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

     Although market risk disclosure is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios.

     NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, theoretically represents the market value of the Company's net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset of liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed-rate asset will decline, whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not decline.

     The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of March 31, 2000.

                                                                                  NPV AS % OF
                                                                                   PORTFOLIO
                                                                                VALUE OF ASSETS
                                                 NET PORTFOLIO VALUE           ------------------
CHANGE (IN BASIS POINTS)                  ---------------------------------     NPV     CHANGE IN
IN INTEREST RATES                          AMOUNT      $ CHANGE    % CHANGE    RATIO    NPV RATIO
------------------------                  ---------    --------    --------    -----    ---------
+300                                        412,783    (361,473)    (46.69)%    7.16%     (4.84)%
+200                                        530,880    (243,376)    (31.43)     8.86      (3.14)
+100                                        651,126    (123,130)    (15.90)    10.47      (1.53)
   0                                        774,256          --         --     12.00         --
-100                                        902,995     128,739      16.63     13.50       1.50
-200                                      1,056,092     281,836      36.40     15.24       3.24
-300                                      1,241,690     467,434      60.37     17.31       5.31

     As of March 31, 2000, the Company's NPV was $774.3 million, or 12.00% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $530.9 million, or 8.86% of the market value of assets. The change in the NPV ratio or the Company's Sensitivity Measure was negative 3.14%.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution which results in the imposition of certain regulatory restrictions. See Note 15 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for the Bank's regulatory capital requirements and compliance therewith at March 31, 2000 and 1999.

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. Historically, the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds prior to fiscal 1999. However, due to the increased demand for mortgage loans during fiscal 1999 and in connection with the implementation of the Company's leverage strategy, the Company has increased its FHLB borrowings to $1.16 billion at March 31, 2000, from $1.12 billion at March 31, 1999. The amount of such borrowings have ranged from $56.0 million at March 31, 1996 to $1.16 billion at March 31, 2000. See Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or Dutch Auction Rate Preferred Stock securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At March 31, 2000, there were outstanding commitments by the Company to originate or acquire mortgage loans aggregating $88.3 million, consisting primarily of fixed and adjustable-rate multi-family residential loans, which are expected to close during the twelve-months ended March 31, 2001. At March 31, 2000, outstanding commitments for other loans totaled $53.1 million, primarily comprised of home equity loans and lines of credit. In addition, at March 31, 2000, unused commercial business lines of credit and warehouse mortgage lines of credit outstanding were $117.4 million and $112.4 million, respectively. Certificates of deposit scheduled to mature in one year or less at March 31, 2000, totaled $1.78 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

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

     Restrictions on the amount of dividends the Holding Company and the Bank may declare can affect the Company's liquidity and cash flow needs. Under Delaware law, the Holding Company is gen-erally limited to paying dividends to the extent of the excess of net assets of the Holding Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if no such excess exists, from its net profits for the current and/or immediately preceding year.

     The Bank's ability to pay dividends to the Holding Company is also subject to certain restrictions. Under the New York Banking Law, dividends may be declared and paid only out of the net profits of the Bank. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, less any required transfers. In addition, no dividends may be declared, credited or paid if the effect thereof would cause the Bank's capital to be reduced below the amount required by the Superintendent or the FDIC.

     During fiscal 2000, the Bank requested approval of or non-objection to requests to distribute an aggregate of $285.0 million. Of this amount, $176.0 million was distributed to the Holding Company in fiscal 2000. The distributions were primarily used by the Holding Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Holding Company's open market stock repurchase programs.

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

THE YEAR 2000 ISSUE

     Year 2000 ("Y2K") issues resulted from the inability of many computer programs or computerized equipment to accurately calculate, store or use data for the year 2000 or later. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations.

     As a result of its diligent efforts, the Company has experienced no disruptions or problems regarding the year 2000 rollover. As part of the Company's Y2K plan, on January 1, 2000, the Company tested and sampled internal systems, including its primary third-party data processor, telecommunications systems, automated teller machines and related third party vendors supporting these machines, various third party software applications and the Company's ability to interface with its correspondent banks. All testing completed on January 1, 2000 indicated all systems were operating as normal. All of the Company's internal hardware and software continue to operate as normal, and to date, to the Company's knowledge, all vendors utilized by the Company in its daily operations are operating normally and have not indicated any Y2K related problems.

     The Company will continue to monitor and oversee all internal operations and be in contact with its vendors regarding Y2K related issues. Based on the successful transition through the January, 2000 rollover period and the previously conducted testing, the Company does not anticipate any significant Y2K problems to arise.

     The Company's expenditures for the Y2K effort totaled approximately $2.5 million through March 31, 2000, including $509,000 expended in fiscal 2000. The Company does not anticipate any further expenditures to be incurred related to this matter.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued Statement of Financial

Accounting Standards No. 137, "Accounting for
Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." ("SFAS No. 137"). SFAS No. 137 defers the effective date of SFAS No. 133 from fiscal quarters of fiscal years beginning after June 15, 1999 to June 15, 2000. SFAS No. 133 does not require restatement of prior periods. Currently the Company does not have any derivative instruments nor has it entered into any hedging transactions. Therefore management of the Company believes the implementation of SFAS No. 133 will not have an impact on the Company's financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25 ("Interpretation No. 44"). The Company is required to adopt Interpretation No. 44 on July 1, 2000. Interpretation No. 44 requires that stock options that, among other things, have been modified to reduce the exercise price be accounted for using variable accounting rather than fixed accounting. For example, if the Company reduced the option exercise price, it would be required to apply variable accounting to these options and if the market price of the Company's common stock increases it would recognize additional compensation expense that it otherwise would not have incurred. As of the date hereof, the Company has not taken any actions which will trigger the application of variable accounting. However, although management of the Company believes the implementation of Interpretation No. 44 will not have an impact on the Company's financial condition or results of operations, it is still reviewing it in light of the provisions of its stock benefit plans.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management" in Item 7 hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
INDEPENDENCE COMMUNITY BANK CORP.

     We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG, LLP
---------------------------------------------------
Ernst & Young, LLP
New York, New York
May 5, 2000

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          MARCH 31,
                                                              ----------------------------------
                                                                   2000                1999
                                                              --------------      --------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from banks                                         $  134,170          $   70,811
Commercial paper                                                        --              37,290
Federal funds sold                                                  17,997             171,784
                                                                ----------          ----------
          Total cash and cash equivalents                          152,167             279,885
Securities available-for-sale:
  Investment securities                                            212,768             331,795
  Mortgage-related securities                                      773,031           1,189,833
                                                                ----------          ----------
          Total securities available-for-sale                      985,799           1,521,628
Mortgage loans on real estate                                    3,993,660           2,926,978
Other loans                                                        956,860             579,503
                                                                ----------          ----------
          Total loans                                            4,950,520           3,506,481
Less allowance for possible loan losses                            (70,286)            (46,823)
                                                                ----------          ----------
          Total loans, net                                       4,880,234           3,459,658
Premises, furniture and equipment, net                              88,704              68,595
Accrued interest receivable                                         33,509              30,737
Intangible assets, net                                             220,979              47,244
Other assets                                                       242,758             129,231
                                                                ----------          ----------
          Total assets                                          $6,604,150          $5,536,978
                                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                        $4,412,032          $3,447,364
Borrowings                                                       1,162,738           1,118,364
Company-obligated mandatorily redeemable cumulative trust
  preferred securities of a subsidiary trust holding solely
  junior subordinated debentures of the Company                     11,500                  --
Escrow and other deposits                                           73,516              61,003
Accrued expenses and other liabilities                             109,557              85,285
                                                                ----------          ----------
          Total liabilities                                      5,769,343           4,712,016
Stockholders' equity:
  Common stock ($.01 par value, 125,000,000 shares
     authorized, 76,043,750 shares issued; 67,254,439 and
     67,873,876 shares outstanding at March 31, 2000 and
     1999, respectively)                                               760                 760
  Additional paid-in-capital                                       718,953             739,090
  Treasury stock at cost: 8,789,311 and 8,169,874 shares at
     March 31, 2000 and 1999, respectively                        (116,693)           (125,993)
  Unallocated common stock held by ESOP                            (87,749)            (92,693)
  Unearned common stock held by Recognition Plan                   (27,907)            (33,918)
  Retained earnings-substantially restricted                       380,358             340,019
  Accumulated other comprehensive loss:
     Net unrealized loss on securities available-for-sale,
      net of tax                                                   (32,915)             (2,303)
                                                                ----------          ----------
          Total stockholders' equity                               834,807             824,962
                                                                ----------          ----------
          Total liabilities and stockholders' equity            $6,604,150          $5,536,978
                                                                ==========          ==========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEAR ENDED MARCH 31,
                                                             -----------------------------------
                                                               2000         1999         1998
                                                             ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
  Mortgage loans on real estate                              $257,338     $198,003     $175,269
  Other loans                                                  56,095       39,720       38,433
  Investment securities                                        17,350       46,216       45,689
  Mortgage-related securities                                  58,714       28,254       10,992
  Other                                                        12,989       24,222       22,660
                                                             --------     --------     --------
     Total interest income                                    402,486      336,415      293,043
                                                             --------     --------     --------
INTEREST EXPENSE:
  Deposits                                                    138,769      133,146      144,489
  Stock subscription account                                       --           --        4,477
  Borrowings                                                   64,163       34,075       11,977
  Cumulative trust preferred securities                           728           --           --
                                                             --------     --------     --------
     Total interest expense                                   203,660      167,221      160,943
                                                             --------     --------     --------
     Net interest income                                      198,826      169,194      132,100
                                                             --------     --------     --------
Provision for loan losses                                       9,817       10,698       10,011
                                                             --------     --------     --------
     Net interest income after provision for loan losses      189,009      158,496      122,089
                                                             --------     --------     --------

NON-INTEREST INCOME:
  Net (loss) gain on sales of loans and securities             (1,716)         390          115
  Service fees                                                 13,621        5,212        6,375
  Other                                                         5,011        5,721        3,858
                                                             --------     --------     --------
     Total non-interest income                                 16,916       11,323       10,348
                                                             --------     --------     --------

NON-INTEREST EXPENSE:
  General and administrative expense:
     Compensation and employee benefits                        51,640       40,127       31,695
     Occupancy costs                                           16,671       13,507       12,622
     Data processing fees                                       7,464       10,271       11,524
     Advertising                                                4,665        4,608        4,275
     FDIC insurance premiums                                    1,142        1,182        1,186
     Amortization of intangible assets                         14,613        8,629        8,740
     Other                                                     23,695       19,879       19,411
                                                             --------     --------     --------
       Total general and administrative expense               119,890       98,203       89,453
  Contribution to Foundation                                       --           --       56,422
                                                             --------     --------     --------
     Total non-interest expense                               119,890       98,203      145,875
                                                             --------     --------     --------
  Income (loss) before provision for (benefit from) income
     taxes                                                     86,035       71,616      (13,438)
  Provision for (benefit from) income taxes                    32,789       26,441       (3,482)
                                                             --------     --------     --------
  Net income (loss)                                          $ 53,246     $ 45,175     $ (9,956)
                                                             ========     ========     ========
  Basic earnings (loss) per share                            $   0.90     $   0.67     $  (0.52)
                                                             ========     ========     ========
  Diluted earnings (loss) per share                          $   0.90     $   0.66     $  (0.52)
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                                 UNEARNED
                                                                  UNALLOCATED     COMMON
                                                                    COMMON         STOCK                  ACCUMULATED
                                         ADDITIONAL                  STOCK        HELD BY                    OTHER
                                COMMON    PAID-IN     TREASURY      HELD BY     RECOGNITION   RETAINED   COMPREHENSIVE
                                STOCK     CAPITAL       STOCK        ESOP          PLAN       EARNINGS   INCOME (LOSS)    TOTAL
                                ------   ----------   ---------   -----------   -----------   --------   -------------   --------
                                                              (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Balance -- March 31, 1997        $ --     $     --    $      --    $     --      $     --     $308,746     $    368      $309,114
Comprehensive loss:
 Net loss for the year ended
   March 31, 1998                  --           --           --          --            --       (9,956)          --        (9,956)
 Other comprehensive income,
   net of tax of $5.2 million
   Changes in net unrealized
     gains on securities
     available-for-sale, net
     of tax                        --           --           --          --            --           --        5,347         5,347
   Less: reclassification
     adjustment for losses
     realized in net income,
     net of tax                    --           --           --          --            --           --          132           132
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Comprehensive loss                 --           --           --          --            --       (9,956)       5,479        (4,477)
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Merge Independence Community
 Bank Corp. Mutual Holding
 Company into Independence
 Savings Bank                      --           --           --          --            --           86           --            86
Issuance of 70,410,880 shares
 of $.01 par value common
 stock in initial public
 offering at $10.00 per share
 net of conversion related
 expenses ($18,417)               704      684,988           --          --            --           --           --       685,692
Issuance of 5,632,870 shares
 of $.01 par value common
 stock to the Foundation           56       56,272           --          --            --           --           --        56,328
Open market purchases of
 5,632,870 shares of
 Independence Community Bank
 Corp. common stock by ESOP
 trustee (avg. price of
 $17.5527 per share)               --           --           --     (98,872)           --           --           --       (98,872)
ESOP shares committed to be
 released                          --           17           --       1,236            --           --           --         1,253
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Balance -- March 31, 1998         760      741,277           --     (97,636)           --      298,876        5,847       949,124
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Comprehensive income:
 Net income for the year ended
   March 31, 1999                  --           --           --          --            --       45,175           --        45,175
 Other comprehensive income,
   net of tax benefit of $2.0
   million
   Changes in net unrealized
     gains on securities
     available-for-sale, net
     of tax                        --           --           --          --            --           --       (8,150)       (8,150)
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Comprehensive income               --           --           --          --            --       45,175       (8,150)       37,025
Repurchase of common stock
 (8,169,874 shares)                --           --     (125,993)         --            --           --           --      (125,993)
Dividends paid                     --           --           --          --            --       (4,032)          --        (4,032)
ESOP shares committed to be
 released                          --         (669)          --       4,943            --           --           --         4,274
Other conversion related costs     --         (372)          --          --            --           --           --          (372)
Issuance of grants and
 purchase of shares under
 Recognition Plan (2,816,435
 shares)                           --       (1,247)          --          --       (36,920)          --           --       (38,167)
Amortization of earned portion
 of Recognition Plan               --          101           --          --         3,002           --           --         3,103
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Balance -- March 31, 1999         760      739,090     (125,993)    (92,693)      (33,918)     340,019       (2,303)      824,962
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Comprehensive income:
   Net income for the year
     ended March 31, 2000          --           --           --          --            --       53,246           --        53,246
   Other comprehensive income,
     net of tax benefit of
     $25.0 million
     Change in net unrealized
      gains on securities
      available-for-sale, net
      of tax                       --           --           --          --            --           --      (25,858)      (25,858)
     Less: Reclassification
      adjustment for net
      losses realized in net
      income, net of tax           --           --           --          --            --           --       (4,754)       (4,754)
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Comprehensive income               --           --           --          --            --       53,246      (30,612)       22,634
Repurchase of common stock
 (10,022,867 shares)               --           --     (126,386)         --            --           --           --      (126,386)
Treasury stock issued for
 Broad National Bancorporation
 acquisition (4,950,699
 shares)                           --       (7,317)      73,378          --            --           --           --        66,061
Treasury stock issued for
 Statewide Financial Corp.
 acquisition (4,172,606
 shares)                           --       (7,356)      58,040          --            --           --           --        50,684
Treasury stock issued for
 options exercised (280,125
 shares)                           --       (3,595)       4,268          --            --           --           --           673
Dividends paid                     --           --           --          --            --      (12,907)          --       (12,907)
ESOP shares committed to be
 released                          --       (1,496)          --       4,944            --           --           --         3,448
Amortization of earned portion
 of Recognition Plan               --         (373)          --          --         6,011           --           --         5,638
                                 ----     --------    ---------    --------      --------     --------     --------      --------
Balance -- March 31, 2000        $760     $718,953    $(116,693)   $(87,749)     $(27,907)    $380,358     $(32,915)     $834,807
                                 ====     ========    =========    ========      ========     ========     ========      ========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED MARCH 31,
                                                              -----------------------------------------
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $    53,246    $    45,175    $    (9,956)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
Contribution of stock to Foundation                                    --             --         56,272
Provision for loan losses                                           9,817         10,698         10,011
Net loss (gain) on sale of loans and securities                     1,716           (390)          (115)
Amortization of deferred income and premiums                       (2,522)        (5,298)       (12,938)
Amortization of intangibles                                        14,613          8,629          8,740
Amortization of unearned compensation of ESOP and
  Recognition Plan                                                  9,002          7,377          1,253
Depreciation and amortization                                       9,964          7,271          6,862
Deferred income tax benefit                                        (7,153)        (4,446)       (23,901)
Decrease (increase) in accrued interest receivable                  3,981         (6,018)        (7,011)
Decrease in accounts receivable -- securities transactions            531         13,023         93,718
Increase (decrease) in accrued expenses and other
  liabilities                                                       7,333        (31,078)        74,539
Other, net                                                        (11,548)        15,815        (17,089)
                                                              -----------    -----------    -----------
  Net cash provided by operating activities                        88,980         60,758        180,385
                                                              -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and purchases                                (1,523,780)    (1,279,041)      (644,591)
Principal payments on loans                                       829,660        512,868        373,734
Proceeds from sale of loans                                         2,552         39,966         19,219
Proceeds from sale of securities                                  992,024        456,359        288,303
Proceeds from maturities of securities                            142,946      1,027,983      1,073,291
Principal collected on securities                                 167,677        297,715         86,318
Purchases of securities                                          (458,196)    (1,950,177)    (2,242,950)
Proceeds from sales of other real estate owned                        440             76            273
Purchases of Federal Home Loan Bank stock                         (35,738)       (30,480)            (4)
Cash consideration paid to acquire Broad                          (66,061)            --             --
Cash consideration paid to acquire Statewide                      (51,173)            --             --
Cash and cash equivalents acquired from Broad acquisition         196,653             --             --
Cash and cash equivalents acquired from Statewide
  acquisition                                                      17,492             --             --
Net additions to premises, furniture and equipment                (12,419)       (14,423)        (7,938)
                                                              -----------    -----------    -----------
  Net cash provided by (used in) investing activities             202,077       (939,154)    (1,054,345)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits purchased, net of premiums                                    --             --         65,972
Net increase (decrease) in demand and savings deposits             57,260        (44,713)        66,129
Net (decrease) increase in time deposits                         (121,068)        98,277        (67,845)
Net (decrease) increase in other borrowings                      (225,594)       400,523        700,609
Net increase in escrow and other deposits                           9,150         15,135          4,834
Issuance of common stock                                               --             --        685,748
Loan to ESOP for purchase of shares                                    --             --        (98,872)
Purchase of shares for Recognition Plan                                --        (38,167)            --
Repurchase of common stock                                       (126,386)      (125,993)            --
Proceeds from exercise of stock options                               770             --             --
Dividends paid                                                    (12,907)        (4,032)            --
                                                              -----------    -----------    -----------
  Net cash (used in) provided by financing activities            (418,775)       301,030      1,356,575
                                                              -----------    -----------    -----------
  Net (decrease) increase in cash and cash equivalents           (127,718)      (577,366)       482,615
  Cash and cash equivalents at beginning of year                  279,885        857,251        374,636
                                                              -----------    -----------    -----------
  Cash and cash equivalents at end of period                  $   152,167    $   279,885    $   857,251
                                                              ===========    ===========    ===========
Income taxes paid                                             $    27,690    $    28,917    $    15,196
                                                              ===========    ===========    ===========
Interest paid                                                 $   200,443    $   161,790    $   160,838
                                                              ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000, 1999 AND 1998

1. ORGANIZATION/FORM OF OWNERSHIP

     Independence Community Bank, formerly known as Independence Savings Bank, was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly-owned stock savings bank subsidiary of the Mutual Holding Company.

     On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion and Agreement and Plan of Reorganization (the "Conversion") to convert the Mutual Holding Company to the stock form of organization and simultaneously merge with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled.

     As part of the Conversion, the Company was incorporated under Delaware law in June 1997. The Company is regulated by the OTS as a savings and loan holding company. The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Employee Stock Ownership Plan ("ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market.

     As part of the Conversion, the Company formed the Independence Community Foundation (the "Foundation") and donated 5,632,870 shares of common stock of the Company valued at the time of its contribution at $56.3 million. The Company recorded a contribution expense charge and a corresponding deferred tax benefit of $19.2 million. The formation of the Foundation is to further the Bank's commitment to the communities that it serves.

     Additionally, the Bank established, in accordance with the requirements of State and Federal regulations a liquidation account for $319.7 million which was equal to its retained earnings as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus in connection with the Conversion of the Bank and the Mutual Holding Company. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders have reduced their qualifying deposits as of each March 31st. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or a supplemental eligible account holder's will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

     In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

     The Bank provides financial services primarily to individuals and small businesses within the New York metropolitan area. The Bank is subject to regulation by the FDIC and New York State Banking Department.

2. ACQUISITIONS

     The Company completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National"), with and into the Bank, all effective as of the close of business on July 31, 1999.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     As a result of the Broad acquisition, the Company acquired $646.3 million of assets and assumed $584.8 million of deposits. The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $99.3 million, which is being amortized on a straight-line basis over 15 years.

     The Company completed its acquisition of Statewide Financial Corp. ("Statewide") and the merger of Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A. ("Statewide Bank"), with and into the Bank, all effective as of the close of business on January 7, 2000.

     Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,172,606 shares of Independence common stock and approximately $51.2 million based upon 4,051,277 shares of Statewide common stock deemed outstanding under the terms of the Statewide Agreement as of the completion of the merger. As a result of the completed election procedures and in accordance with the terms of the formula set forth in the Statewide Agreement, each Statewide stockholder who submitted a valid election for stock consideration received 2.0700 shares of Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and each Statewide stockholder who submitted a valid election for cash consideration received $25.14 per share of Statewide common stock. To the extent that any Statewide stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Statewide common stock, such individuals received the entire portion of their stock election in the form of
2.0700 shares of Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and the cash portion of their election at the rate of $25.14 per share of Statewide common stock. The remaining shares of Statewide common stock for which valid elections were not submitted were converted into the right to receive on a pro rata basis $25.14 in cash for approximately 53% of the shares not tendered and 2.0700 shares of Company common stock for each remaining share of Statewide common stock, plus cash in lieu of any fractional shares.

     As a result of the Statewide acquisition, the Company acquired $745.2 million of assets and assumed $443.7 million of deposits. The acquisition was accounted for as a purchase resulting in goodwill of approximately $88.9 million. The goodwill is being amortized on a straight-line basis over 15 years.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of the Company and its subsidi-

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

aries. These policies conform to generally accepted accounting principles.

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is determined based upon management's evaluation of the Company's loan portfolios considering past loan loss experience, assessment of current economic conditions, the size and composition of the loan portfolios, and other relevant factors.

     Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making various material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in the Company's loan portfolios.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") shares are not considered to be outstanding for the calculation of basic EPS; however, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were both 59,203,079 shares for the year ended March 31, 2000. Basic and diluted weighted-average common shares outstanding were 67,708,509 and 68,000,595 shares, respectively, for the year ended March 31, 1999.

     For fiscal 1998, basic EPS was computed by dividing net income between March 13, 1998 (the date of Conversion) and March 31, 1998 by the weighted average number of common shares outstanding. There were no dilutive common stock equivalents for the year ended March 31, 1998. Since the Conversion occurred late in fiscal 1998 (March 13, 1998), basic and diluted weighted average common shares outstanding were both 72,442,558 shares.

EMPLOYEE BENEFITS

     Compensation expense related to the ESOP is recognized in an amount equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the year. The difference between the average fair value and the $17.55 weighted average per share cost of shares committed to be released by the ESOP is recorded as an adjustment to additional paid-in capital.

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

COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1999. All comparative financial statements provided for earlier periods have been restated to reflect application of the provisions. Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distribution to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income consists solely of unrealized gains and losses on available-for-sale securities, net of tax.

SEGMENT REPORTING

     During fiscal 1999 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It also requires geographic information by country, as opposed to broader geographic regions as permitted under prior standards. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers in its market area. Management makes operating decisions and assesses performance based on an ongoing review of these community banking opera-

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

tions, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.

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

4. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                                                   MARCH 31, 2000
                                                  -------------------------------------------------
                                                                 GROSS        GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies                 $  153,930    $ 1,127      $(17,185)   $  137,872
     Municipals                                        3,615         --          (126)        3,489
                                                  ----------    -------      --------    ----------
  Total debt securities                              157,545      1,127       (17,311)      141,361
                                                  ----------    -------      --------    ----------
  Equity securities:
     Preferred                                        46,365         --           (95)       46,270
     Common                                           25,497      1,637        (1,997)       25,137
                                                  ----------    -------      --------    ----------
  Total equity securities                             71,862      1,637        (2,092)       71,407
                                                  ----------    -------      --------    ----------
Total investment securities                          229,407      2,764       (19,403)      212,768
                                                  ----------    -------      --------    ----------
Mortgage-related securities:
  FNMA Pass Through Certificates                       8,631         49          (114)        8,566
  GNMA Pass Through Certificates                      35,385        354          (101)       35,638
  FHLMC Pass Through Certificates                      7,807         58           (81)        7,784
  Collateralized Mortgage Obligation Bonds           762,635         --       (41,592)      721,043
                                                  ----------    -------      --------    ----------
Total mortgage-related securities                    814,458        461       (41,888)      773,031
                                                  ----------    -------      --------    ----------
Total securities available-for-sale               $1,043,865    $ 3,225      $(61,291)   $  985,799
                                                  ==========    =======      ========    ==========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   MARCH 31, 1999
                                                  -------------------------------------------------
                                                                 GROSS        GROSS      ESTIMATED
                                                  AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies                 $  268,524    $   249      $ (4,550)   $  264,223
     Municipals                                          699         --            --           699
     Corporate                                            78         --            --            78
                                                  ----------    -------      --------    ----------
  Total debt securities                              269,301        249        (4,550)      265,000
                                                  ----------    -------      --------    ----------
  Equity securities:
     Preferred                                        15,000         --            --        15,000
     Common                                           47,457      6,995        (2,657)       51,795
                                                  ----------    -------      --------    ----------
  Total equity securities                             62,457      6,995        (2,657)       66,795
                                                  ----------    -------      --------    ----------
Total investment securities                          331,758      7,244        (7,207)      331,795
                                                  ----------    -------      --------    ----------
Mortgage-related securities:
  FNMA Pass Through Certificates                       3,830         68           (23)        3,875
  GNMA Pass Through Certificates                      46,981      1,991           (16)       48,956
  FHLMC Pass Through Certificates                      6,756        102           (38)        6,820
  Collateralized Mortgage Obligation Bonds         1,136,655      1,188        (7,661)    1,130,182
                                                  ----------    -------      --------    ----------
Total mortgage-related securities                  1,194,222      3,349        (7,738)    1,189,833
                                                  ----------    -------      --------    ----------
Total securities available-for-sale               $1,525,980    $10,593      $(14,945)   $1,521,628
                                                  ==========    =======      ========    ==========

     Sales of available-for-sale securities are summarized as follows:

                                           YEAR ENDED MARCH 31,
                                     --------------------------------
                                       2000        1999        1998
                                     --------    --------    --------
                                              (IN THOUSANDS)
Proceeds from sales                  $992,024    $456,359    $288,303
Gross gains                             5,569         346          42
Gross losses                           (7,298)         --          (1)

     The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                     MARCH 31, 2000
                                                 ----------------------
                                                              ESTIMATED
                                                 AMORTIZED      FAIR
                                                   COST         VALUE
                                                 ---------    ---------
                                                     (IN THOUSANDS)
One year or less                                 $   7,233    $   7,198
One year through five years                         12,527       13,386
Five years through ten years                         1,876        1,785
Over ten years                                     135,909      118,992
                                                 ---------    ---------
                                                 $ 157,545    $ 141,361
                                                 =========    =========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The amortized cost and estimated fair value of mortgage-related securities by contractual maturity are as follows:

                                                     MARCH 31, 2000
                                                 ----------------------
                                                              ESTIMATED
                                                 AMORTIZED      FAIR
                                                   COST         VALUE
                                                 ---------    ---------
                                                     (IN THOUSANDS)
One year or less                                 $  1,118     $  1,114
One year through five years                         3,572        3,529
Five years through ten years                       40,310       39,909
Over ten years                                    769,458      728,479
                                                 --------     --------
                                                 $814,458     $773,031
                                                 ========     ========

5. LOANS RECEIVABLE, NET

     Loans are summarized as follows:

                                                           MARCH 31,
                                                  ----------------------------
                                                     2000              1999
                                                  ----------        ----------
                                                         (IN THOUSANDS)
Mortgage Loans on Real Estate:
  Single-family residential                       $  674,118        $  491,523
  Multi-family residential                         2,731,104         2,195,879
  Commercial real estate                             597,165           250,105
                                                  ----------        ----------
Total principal balance -- mortgage loans          4,002,387         2,937,507
Less net deferred fees                                (8,727)          (10,529)
                                                  ----------        ----------
Total mortgage loans on real estate                3,993,660         2,926,978
Commercial business loans                            253,606            39,362
Other Loans:
  Cooperative apartment loans                        462,185           458,165
  Student loans                                       39,260            41,633
  Home equity loans and lines of credit              121,109            12,295
  Warehouse mortgage lines of credit                  48,175                --
  Consumer loans                                      25,799            18,631
  Passbook loans                                       8,519             8,233
  Credit card loans                                       --             1,518
                                                  ----------        ----------
Total principal balance -- other loans               705,047           540,475
Less unearned discount and net deferred fees          (1,793)             (334)
                                                  ----------        ----------
Total other loans                                    703,254           540,141
Less allowance for loan losses                       (70,286)          (46,823)
                                                  ----------        ----------
Total loans, net                                  $4,880,234        $3,459,658
                                                  ==========        ==========

     At March 31, 2000, 1999 and 1998, the Company was servicing loans on behalf of others which are not included in the consolidated financial statements of $184.0 million, $206.9 million and $211.2 million, respectively.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At March 31, 2000, 1999, and 1998, included in mortgage loans on real estate are $8.1 million, $6.3 million and $10.4 million, respectively, of nonaccrual loans. If interest on the nonaccrual mortgage loans had been accrued, such income would have approximated $0.4 million, $0.5 million and $0.7 million for the years ended March 31, 2000, 1999 and 1998, respectively.

     At March 31, 2000, 1999, 1998, included in commercial business and other loans are $4.1 million, $0.8 million and $0.9 million, respectively, of nonaccrual loans. If interest on the nonaccrual commercial business and other loans had been accrued, such income would have approximated $216,000, $31,000 and $29,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

     The increase in lost income on commercial business and other loans for fiscal 2000 compared to fiscal 1999 reflects the increase in the Company's commercial business lending area, primarily through the acquisitions of Broad and Statewide.

     A summary of the changes in the allowance for loan losses is as follows:

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Balance at beginning of period                  $46,823    $36,347    $27,024
Allowance of acquired institutions                9,452         --         --
Provision charged to operations                   9,817     10,698     10,011
Net recoveries (charge-offs)                      4,194       (222)      (688)
                                                -------    -------    -------
Balance at end of period                        $70,286    $46,823    $36,347
                                                =======    =======    =======

     The Company's loan portfolio is primarily comprised of secured loans made to individuals and small businesses located in the New York City metropolitan area.

6. PREMISES, FURNITURE AND EQUIPMENT

     A summary of premises, furniture and equipment, net of accumulated depreciation and amortization, is as follows:

                                                               MARCH 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Land                                                       $ 5,577    $ 3,232
Buildings and improvements                                  55,317     45,651
Leasehold improvements                                       6,909      4,828
Furniture and equipment                                     20,901     14,884
                                                           -------    -------
Total premises, furniture and equipment                    $88,704    $68,595
                                                           =======    =======

     Depreciation and amortization expense amounted to $10.0 million, $7.3 million and $6.9 million for the years ended March 31, 2000, 1999 and 1998, respectively.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. OTHER ASSETS

     A summary of other assets is as follows:

                                                              MARCH 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
FHLB stock                                               $ 82,323    $ 56,236
Net deferred tax asset                                     87,931      48,471
Prepaid expenses                                            2,221       2,128
Other real estate                                              68         273
Accounts receivable                                        44,969      11,246
Other                                                      25,246      10,877
                                                         --------    --------
                                                         $242,758    $129,231
                                                         ========    ========

     The Bank is a member of the FHLB of New York, and owns FHLB stock with a carrying value of $82,322,800 and $56,236,300 at March 31, 2000 and March 31, 1999, respectively. As a member, the Bank is able to borrow on a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from six months to fifteen years (see
Note 9). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.

8. DEPOSITS

     The amounts due to depositors and the weighted average interest rates at March 31, 2000 and March 31, 1999 are as follows:

                                                     MARCH 31,
                                   ----------------------------------------------
                                           2000                     1999
                                   ---------------------    ---------------------
                                    DEPOSIT      AVERAGE     DEPOSIT      AVERAGE
                                   LIABILITY      RATE      LIABILITY      RATE
                                   ----------    -------    ----------    -------
                                               (DOLLARS IN THOUSANDS)
Savings                            $1,226,996     2.00%     $  970,069     2.30%
Money Market                          193,561     2.23         202,292     2.66
NOW                                   544,721     2.57         351,270     2.71
Checking                              345,579       --         102,831       --
Time Deposits                       2,101,175     5.15       1,820,902     5.19
                                   ----------               ----------
                                   $4,412,032               $3,447,364
                                   ==========               ==========

     Scheduled maturities of time deposits are as follows:

                                                             MARCH 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                           (IN THOUSANDS)
One year                                              $1,776,040    $1,537,801
Two years                                                188,044       164,280
Three years                                               84,745        41,606
Four years                                                30,469        45,386
Thereafter                                                21,877        31,829
                                                      ----------    ----------
                                                      $2,101,175    $1,820,902
                                                      ==========    ==========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Time deposit accounts in denominations of $100,000 or more totaled approximately $319.6 million, $232.5 million and $192.4 million at March 31, 2000, 1999 and 1998, respectively.

9. BORROWINGS

     A summary of borrowings is as follows:

                                                             MARCH 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                           (IN THOUSANDS)
FHLB advances                                         $  845,375    $  926,725
Repurchase agreements -- FHLB                            315,000       180,000
Repurchase agreements -- other                             1,000         9,950
Other                                                      1,363         1,689
                                                      ----------    ----------
                                                      $1,162,738    $1,118,364
                                                      ==========    ==========

     Advances from the FHLB are made at fixed rates with remaining maturities between less than one year and seven years, summarized as follows:

                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Less than one year                                            $141,425    $126,100
Over one year through five years                               653,950     750,625
Over five years through seven years                             50,000      50,000
                                                              --------    --------
                                                              $845,375    $926,725
                                                              ========    ========

     Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 7).

     The average cost of FHLB advances were 5.4% and 5.5% for the years ended March 31, 2000 and March 31, 1999, respectively.

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

     Repurchase agreements with the FHLB are made at fixed rates with remaining maturities between less than one year and ten years, summarized as follows:

                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Less than one year                                            $185,000    $     --
Over one year through five years                                65,000     115,000
Over five years through ten years                               65,000      65,000
                                                              --------    --------
                                                              $315,000    $180,000
                                                              ========    ========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At March 31, 2000, all of the outstanding FHLB repurchase agreements were secured by collateralized mortgage obligations. The average balance of FHLB repurchase agreements during fiscal 2000 was $246.4 million with an average cost of 5.8%. The maximum amount outstanding at any month end during fiscal 2000 was $315.0 million. The average balance of FHLB repurchase agreements during fiscal 1999 was $58.7 million with an average cost of 5.2%. The maximum amount outstanding at any month end during fiscal 1999 was $180.0 million.

     At March 31, 2000, all of the other outstanding repurchase agreements had original contractual maturities of less than one year and were secured by U.S. Treasury securities. The average balance of other repurchase agreements during fiscal 2000 was $4.8 million with an average cost of 6.1%. The maximum amount outstanding at any month end during fiscal 2000 was $10.0 million. The average balance of other repurchase agreements during fiscal 1999 was $7.4 million with an average cost of 5.6%. The maximum amount outstanding at any month end during fiscal 1999 was $110.0 million.

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

     There were no securities lending transactions outstanding at March 31, 2000 or March 31, 1999. The average balance of securities lending transactions during fiscal 1999 was $189.0 million with an average cost of 5.50%. The maximum amount outstanding at any month end during fiscal 1999 was $383.2 million.

10. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED
    SECURITIES

     On June 30, 1997, $11.5 million of 9.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") were issued by BNB Capital Trust (the "Trust"), a Delaware statutory business trust formed by Broad. The net proceeds from the issuance were invested in Broad in exchange for its junior subordinated debentures. The sole asset of the Trust, the obligor on the Trust Preferred Securities, is $11.9 million principal amount of 9.5% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due June 30, 2027. Broad entered into several contractual arrangements (which the Company assumed as part of the Broad acquisition) for the purpose of guaranteeing the Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities. As a result of the Broad acquisition, all the assets, liabilities and obligations of Broad as to securities became assets, liabilities and obligations of the Company.

     Cash distributions on both the Trust Preferred Securities and the Junior Subordinated Debentures are payable quarterly in arrears on the last day of March, June, September and December of each year.

     The Trust Preferred Securities are subject to mandatory redemption (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at Stated Maturity or, at the option of the Company, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that the Trust would be considered an investment company and (ii) in whole or in part at any time on or after June 30, 2002 contemporaneously with the optional redemption by the Company of the Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to maturity at the option of the Company (i) on or after June 30, 2002, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that the Trust would be considered an investment company.

11. BENEFIT PLANS

PENSION PLAN

     The Company has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its full-time employees and certain part-time employees who qualify. The Company makes annual contributions to the Plan equal to the amount necessary to satisfy the funding requirements of ERISA.

     The Company also has a Supplemental Executive Retirement Plan (the "Supplemental Plan"). The Supplemental Plan is a nonqualified, unfunded plan of deferred compensation covering those senior officers of the Company whose benefits under the Pension Plan would be limited by Internal Revenue Code Sections 415 and 401(a)(17).

     The following table sets forth the Pension Plan's and the Supplemental Plan's (collectively, the "Plan") change in benefit obligation:

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Benefit obligation at beginning of year                       $38,432    $31,174
Service cost                                                    2,019      1,527
Interest cost                                                   2,700      2,352
Acquisitions                                                    4,483         --
Actuarial (gain)/loss                                          (5,999)     4,421
Benefits paid                                                  (2,487)    (1,042)
                                                              -------    -------
Benefit obligation at end of year                             $39,148    $38,432
                                                              =======    =======

     The following table sets forth the Plan's change in Plan assets:

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Fair value of Plan assets at beginning of year                $ 32,795    $28,305
Actual return on Plan assets                                     9,341      5,528
Acquisitions                                                     6,327         --
Benefits paid                                                   (2,484)    (1,038)
                                                              --------    -------
Fair value of Plan assets at end of year                      $ 45,979    $32,795
                                                              ========    =======
Funded status                                                 $  6,832    $(5,637)
Unrecognized net asset                                          (1,216)    (1,418)
Unrecognized prior service cost                                    509        533
Unrecognized actuarial (gain)/loss                             (11,293)       978
                                                              --------    -------
Accrued pension cost at December 31, 1999 and 1998              (5,168)    (5,544)
Net adjustment                                                    (279)      (322)
                                                              --------    -------
Accrued pension cost                                          $ (5,447)   $(5,866)
                                                              ========    =======

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net pension expense included the following components:

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Service cost-benefits earned during the period          $ 2,019    $ 1,527    $ 1,097
Interest cost on projected benefit obligation             2,700      2,352      1,986
Expected return on Plan assets                           (3,168)    (2,500)    (2,167)
Amortization of net asset                                  (203)      (203)      (202)
Amortization of prior service cost                           24         24         24
Recognized net actual loss                                  100         77         33
                                                        -------    -------    -------
Net pension expense for the years ended December 31,
  1999, 1998 and 1997                                     1,472      1,277        771
Net adjustment                                              165         18        172
                                                        -------    -------    -------
Net pension expense                                     $ 1,637    $ 1,295    $   943
                                                        =======    =======    =======

     At December 31, 1999 and 1998, the projected benefit obligation for the Plan was determined using an assumed discount rate of 7.75% and 6.75%, respectively, and an assumed rate of compensation increase of 4% for the Pension Plan and 7% for the Supplemental Plan. At December 31, 1999 and 1998, the weighted average assumed rate of return on Plan assets was 9%. Plan assets consist mainly of investments in U.S. government and agency obligations, mortgage-related securities and common stocks.

POSTRETIREMENT BENEFITS

     Effective April 1, 1995, the Company adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions." In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods.

     Status of the postretirement benefit obligation is as follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Benefit obligation at beginning of year                       $  9,759    $10,658
Service cost                                                       403        334
Interest cost                                                      721        610
Actuarial gain                                                    (258)    (1,373)
Benefits paid                                                     (533)      (470)
                                                              --------    -------
Benefit obligation at end of year                             $ 10,092    $ 9,759
                                                              ========    =======
Funded status                                                 $(10,092)   $(9,759)
Unrecognized transition obligation being recognized over 20
  years                                                          4,014      4,282
Unrecognized net loss due to past experience difference from
  assumption made                                                  838      1,225
Unrecognized prior service cost                                      1         11
                                                              --------    -------
Accrued postretirement benefit cost at December 31, 1999 and
  1998                                                          (5,239)    (4,241)
Net adjustment                                                    (250)      (191)
                                                              --------    -------
Accrued postretirement benefit cost                           $ (5,489)   $(4,432)
                                                              ========    =======

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 YEAR ENDED MARCH 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Components of postretirement benefit cost:
  Service cost-benefits earned during the period              $  403    $  334    $  322
  Interest cost on accumulated postretirement benefit
     obligation                                                  721       610       690
  Amortization of net obligation                                 268       268       267
  Amortization of prior service cost                              10        10        10
  Recognized net actuarial loss                                  129        12       102
                                                              ------    ------    ------
Postretirement benefit expense-years ended December 31, 1999
  and 1998                                                     1,531     1,234     1,391
Net adjustment                                                    74      (190)       --
                                                              ------    ------    ------
Net postretirement benefit expense                            $1,605    $1,044    $1,391
                                                              ======    ======    ======

     The assumptions used in arriving at the above include the initial rate of increase in health care costs of 7% decreasing gradually to 6% by the year 2001. At December 31, 1999, 1998 and 1997, discount rates of 7.75%, 6.75% and 7.00%, respectively, were used.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by $1.1 million and the aggregate of the service and interest cost components of the net periodic postretirement benefits expense for the year then ended by $134,700.

401(k) PLAN

     The Company also sponsors an incentive savings plan ("401(k) Plan") whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-time employees is in the form of shares held in the ESOP while the contribution for part-time employees remained a cash contribution. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year. Cash contributions to the 401(k) Plan by the Company aggregated approximately $38,000, $25,000 and $577,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

     To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The collateral for the loan is the common stock of the Company purchased by the ESOP. At March 31, 2000, the loan from the Company had an outstanding principal balance of $94.1 million.

     Shares held by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. Shares allocated will first be used for the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon compensation in the year of allocation. Forfeitures from the 401(k) match portions will be used to reduce the employer 401(k) match while forfeitures from shares allocated to the ESOP participants will be allocated among the participants. There were 281,644 shares allocated in each of fiscal

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2000 and 1999. At March 31, 2000 there were 70,411 shares committed to be released and 5,069,582 shares remaining unallocated.

     In accordance with SOP 93-6, the Company recorded compensation expense of $3.4 million, $4.3 million and $1.3 million for the years ended March 31, 2000, 1999 and 1998, respectively, which was equal to the shares committed to be released by the ESOP multiplied by the average estimated fair value of the common stock during the period in which they were released.

RECOGNITION PLAN

     The Recognition Plan was implemented in September 1998. The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. The Recognition Plan may grant up to 4% of the shares of common stock sold in the Conversion, or 2,816,435 shares. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of a performance goal, or non-performance share awards which are subject to time vesting requirements. Certain key executive officers were granted performance-based shares. These shares become payable only upon the achievement of certain annually-defined corporate performance targets. During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. On September 25, 1998, (the "anniversary date"), the Board of Directors issued grants covering 2,188,517 shares of stock of which 845,000 were deemed performance based. All stock awards are generally payable over a five year period at a rate of 20% per year, beginning one year from the anniversary date. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. Compensation expense is recognized over the vesting period at the fair value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair value on the measurement date. The Company recorded compensation expense related to the Recognition Plan of $5.4 million and $3.1 million for the years ended March 31, 2000 and 1999, respectively.

     The following table sets forth the activity in the Company's Recognition Plan during the periods indicated.

                                               YEAR ENDED MARCH 31,
                                    -------------------------------------------
                                            2000                   1999
                                    --------------------   --------------------
                                                WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE
                                                 GRANT                  GRANT
                                     SHARES      PRICE      SHARES      PRICE
                                    ---------   --------   ---------   --------
Outstanding, beginning of year      2,180,517   $13.3125          --   $     --
     Granted                           28,363    12.0300   2,188,517    13.3125
     Vested                          (454,660)   13.2800          --         --
     Forfeited                             --         --      (8,000)   13.3125
                                    ---------              ---------
Outstanding, end of year            1,754,220   $13.3000   2,180,517   $13.3125
                                    =========   ========   =========   ========

STOCK OPTION PLAN

     The 1998 Stock Option Plan (the "Option Plan") was implemented in September 1998. The Company has reserved for the future issuance pursuant to the 1998 Stock Option Plan ("Option Plan") 7,041,088 shares of common stock, which is equal to 10% of the shares of common stock sold in the Conversion. Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. Each option entitles the holder to purchase one share

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of the Company's common stock at an exercise price equal to the fair market value of the stock on the date of the grant. Each stock option or portion thereof shall be exercisable at any time on or after it vests and generally is exercisable until the earlier of ten years after its date of grant or six months after the date in which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. However, all options become 100% exercisable in the event the employee terminates his employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire require the approval of the Board of Directors or the committee administering the Option Plan to accelerate vesting of options.

     Broad and Statewide maintained several stock option plans for its officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holder to options to purchase the Company's common stock totaled 579,026 and became 100% exercisable at the effective date of the acquisitions.

     The Company accounts for stock-based compensation using the intrinsic value method. Since each option granted has an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost has been recognized.

     The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis for the periods indicated, assuming that the Company accounted for stock-based compensation under SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                           YEAR ENDED MARCH 31,
                                           --------------------
                                             2000        1999
                                           --------    --------
Net income
  As reported                              $53,246     $45,175
  Pro forma                                $46,264     $42,980

Basic earnings per share
  As reported                              $  0.90     $  0.67
  Pro forma                                $  0.78     $  0.63

Diluted earnings per share
  As reported                              $  0.90     $  0.66
  Pro forma                                $  0.78     $  0.63

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth stock option activity and the weighted-average fair value of options granted for the periods indicated.

                                                              YEAR ENDED MARCH 31,
                                                 ----------------------------------------------
                                                         2000                     1999
                                                 ---------------------    ---------------------
                                                              WEIGHTED                 WEIGHTED
                                                              AVERAGE                  AVERAGE
                                                              EXERCISE                 EXERCISE
                                                  SHARES       PRICE       SHARES       PRICE
                                                 ---------    --------    ---------    --------
Outstanding, beginning of year                   6,051,708    $13.3125           --    $     --
  Granted                                          146,000     11.3677    6,102,408     13.3125
  Broad/Statewide converted options                579,026      6.9200           --          --
  Exercised                                       (368,933)     5.8463           --          --
  Forfeited                                        (10,780)    13.3125      (50,700)    13.3125
                                                 ---------                ---------
Outstanding, end of year                         6,397,021    $13.0849    6,051,708    $13.3125
                                                 =========    ========    =========    ========
Options exercisable at end of year               1,437,962                    5,400
Weighted average fair value of options granted                $ 4.0353                 $ 5.1700

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: risk free interest rates of 6.55%, volatility of 34.66%, expected dividend yield of 2.49% and expected life of 6 years.

     The following table is a summary of the information concerning currently outstanding and exercisable options as of March 31, 2000.

                                                                WEIGHTED                     WEIGHTED
                                                                 AVERAGE                     AVERAGE
RANGE OF                                          OPTIONS      CONTRACTUAL      OPTIONS      EXERCISE
EXERCISE PRICES                                 OUTSTANDING       LIFE        EXERCISABLE     PRICE
---------------                                 -----------    -----------    -----------    --------
$00.0000 -- $10.0000                               199,743         7.3           199,743     $ 7.5697
$10.0001 -- $12.0000                               156,350         9.8            10,350      10.8900
$12.0001 -- $13.3125                             6,040,928         8.5         1,227,869      13.3125
                                                 ---------                     ---------
                                                 6,397,021         8.5         1,437,962     $12.4973
                                                 =========         ===         =========     ========

12. STOCKHOLDERS' EQUITY

     On May 27, 1999, the Company announced that its Board of Directors authorized a fourth stock repurchase plan for up to five percent of the shares of common stock then outstanding or 3,250,870 shares. On November 30, 1999, the Company announced that a fifth stock repurchase plan was authorized by the Board of Directors for an additional 3,350,529 shares, or five percent of the Company's then outstanding common stock. On March 10, 2000, the Company announced that its Board of Directors authorized a sixth stock repurchase program of 3,390,972 shares, or five percent, of the Company's then outstanding common stock.

     Repurchases are authorized to be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant. Repurchased shares are held as treasury stock and are available for issuance pursuant to the Company's benefit plans, including the option plans, acquisitions and for general corporate purposes. During fiscal 2000, the Company repurchased 10,022,867 shares of its common stock at a cost of $126.4 million and issued 280,125 shares of treasury stock in connection with the exercise of options. In addition, during fiscal 2000, the Company reissued 9,123,305, or 12.0% of its treasury shares in connection with the Broad and Statewide acquisitions. At March 31, 2000, the Company had repurchased a total of 18,192,741 shares, or 23.9% of its common stock at a cost of $252.4 million.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES

OFF-BALANCE SHEET RISKS

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are reflected in the consolidated financial statements when and if proceeds associated with the commitments are disbursed. The exposure to credit loss in the event of non performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

     Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation of the counterparty.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The notional principal amount of the off-balance sheet financial instruments at March 31, 2000 and 1999 are as follows:

                                                                2000         1999
                                                              CONTRACT     CONTRACT
                                                              OR AMOUNT    OR AMOUNT
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit -- mortgage loans              $ 88,334     $224,409
  Commitments to extend credit -- other loans                   53,134       12,661
  Commitments to extend credit -- commercial business loans    117,356       24,237
  Commitments to extend credit -- warehouse mortgage lines
     of credit                                                 112,392           --
  Standby letters of credit                                      2,966           --
                                                              --------     --------
Total                                                         $374,182     $261,307
                                                              ========     ========

LEASE COMMITMENTS

     The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

                                                                    AMOUNT
                                                                --------------
                                                                (IN THOUSANDS)
Year ended March 31:
  2001                                                             $ 2,600
  2002                                                               2,584
  2003                                                               2,154
  2004                                                               1,889
  2005 and thereafter                                               10,945

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The rent expense for the years ended March 31, 2000, 1999 and 1998 was $2.5 million, $1.6 million and $1.4 million, respectively.

OTHER COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position of the Bank will not be affected materially by the outcome of such legal proceedings and claims.

14. INCOME TAXES

     The components of deferred tax assets and liabilities are summarized as follows:

                                                                     MARCH 31,
                                                                --------------------
                                                                 2000         1999
                                                                -------      -------
                                                                   (IN THOUSANDS)
Deferred tax assets:
  Securities available-for-sale                                 $25,010      $ 2,049
  Contribution to the Foundation                                 12,290       15,979
  Allowance for loan losses                                      27,848       19,644
  Depreciation                                                      524           --
  Deferred loan fees                                              2,588        3,408
  Amortization of intangible assets                               7,167        5,706
  Nonaccrual interest                                             2,233          745
  Employee benefits                                              12,110        6,354
  Other                                                           3,927          849
                                                                -------      -------
Gross deferred tax asset                                         93,697       54,734
                                                                -------      -------
Deferred tax liabilities:
  Bad debt recapture under Section 593                              973        1,232
  Acquisition premium on mortgage-related securities                413        1,755
  Acquisition premium on mortgages                                3,353        2,397
  Depreciation                                                       --          641
  Other                                                           1,027          238
                                                                -------      -------
Gross deferred tax liabilities                                    5,766        6,263
                                                                -------      -------
Net deferred tax asset                                          $87,931      $48,471
                                                                =======      =======

     The Company has reported taxable income for Federal, State and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings trend, such net deferred tax asset will be fully realized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax asset at March 31, 2000 and March 31, 1999.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the provision for (benefit from) income taxes attributable to continuing operations are as follows:

                                                    YEAR ENDED MARCH 31,
                                               ------------------------------
                                                2000       1999        1998
                                               -------    -------    --------
                                                       (IN THOUSANDS)
Current:
  Federal                                      $36,187    $28,968    $ 18,462
  State and local                                3,755      1,919       1,957
                                               -------    -------    --------
                                                39,942     30,887      20,419
                                               -------    -------    --------
Deferred:
  Federal                                       (5,189)    (3,527)    (21,365)
  State and local                               (1,964)      (919)     (2,536)
                                               -------    -------    --------
                                                (7,153)    (4,446)    (23,901)
                                               -------    -------    --------
Total                                          $32,789    $26,441    $ (3,482)
                                               =======    =======    ========

     The table below presents a reconciliation between the reported tax provision (benefit) and the tax provision (benefit) computed by applying the statutory Federal income tax rate to income (loss) before provision for (benefit from) income taxes:

                                                    YEAR ENDED MARCH 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Federal income tax provision (benefit) at
  statutory rates                               $30,112    $25,066    $(4,703)
Increase(reduction) in tax resulting from:
  State and local taxes, net of Federal income
     tax effect                                   1,164        650       (376)
  Other                                           1,513        725      1,597
                                                -------    -------    -------
                                                $32,789    $26,441    $(3,482)
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

     The 1996 Federal tax legislation also provided that a large thrift institution such as the Company is required to recapture the excess of its tax bad debt reserves at December 31, 1995 over the balance of such reserves as of December 31, 1987 (the "base year"), whether the additions were made under the percentage of taxable income method or the experience method. The Company is required to recapture its excess bad debt reserves, for which deferred taxes have been recognized, over a six year period on a straight-line basis beginning in 1998. The base year reserve will remain subject to recapture in the case of certain excess distributions to and redemptions of shareholders or if the subsidiary ceases to be a bank. The New York State

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

legislation provides that the recapture of excess bad debt reserves is not required for either New York State or New York City tax purposes.

     At March 31, 2000, the base year bad debt reserve for federal income tax purposes was approximately $30 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of March 31, 2000 for which deferred taxes are not required to be recognized, amounted to approximately $122 million. Accordingly, deferred tax liabilities of approximately $25 million have not been recognized as of March 31, 2000.

     The Bank has undistributed earnings from a wholly owned subsidiary. As a result of the formation of this subsidiary, State and local taxes of $2.7 million, net of federal benefit, was not provided as the Bank expects to receive dividends from the subsidiary only upon its liquidation.

     The Company is currently undergoing an audit of its New York State income tax returns for the calendar years 1994, 1995 and 1996. The Company has recently received a notice which could result in additional income tax liability to New York State and New York City for the years in question. The Company has conducted a review and analysis of the basis and accuracy of the State's claims. Based on its review, the Company does not believe that the final resolution will have a material financial statement impact.

15. REGULATORY REQUIREMENTS

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

     Based on its regulatory capital ratios at March 31, 2000 and March 31, 1999, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the following table.

     The Bank's actual capital amounts and ratios are presented in the tables below as of March 31, 2000 and March 31, 1999:

                                                                                   TO BE WELL-CAPITALIZED
                                      ACTUAL AMOUNTS      FOR CAPITAL ADEQUACY      UNDER FDIC GUIDELINES
                                       AS OF 3/31/00       PURPOSES AT 3/31/00           AT 3/31/00
                                     -----------------    ---------------------    -----------------------
                                      AMOUNT     RATIO      AMOUNT       RATIO       AMOUNT        RATIO
                                     --------    -----    ----------    -------    -----------    --------
Tier 1 Leverage                      $497,573     7.83%    $254,094       4.00%     $317,618        5.00%
Tier 1 Risk-Based                     497,573    11.37%     175,100       4.00%      262,650        6.00%
Total Risk-Based                      552,484    12.62%     350,201       8.00%      437,751       10.00%

                                                                                   TO BE WELL-CAPITALIZED
                                      ACTUAL AMOUNTS      FOR CAPITAL ADEQUACY      UNDER FDIC GUIDELINES
                                       AS OF 3/31/99       PURPOSES AT 3/31/99           AT 3/31/99
                                     -----------------    ---------------------    -----------------------
                                      AMOUNT     RATIO      AMOUNT       RATIO       AMOUNT        RATIO
                                     --------    -----    ----------    -------    -----------    --------
Tier 1 Leverage                      $674,365    12.85%    $209,880       4.00%     $262,350        5.00%
Tier 1 Risk-Based                     674,365    17.73%     152,184       4.00%      228,276        6.00%
Total Risk-Based                      723,938    19.03%     304,368       8.00%      380,460       10.00%

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The book values and estimated fair values of the Company's financial instruments are summarized as follows:

                                             MARCH 31, 2000                  MARCH 31, 1999
                                        ------------------------        ------------------------
                                           BOOK          FAIR              BOOK          FAIR
                                          VALUE         VALUE             VALUE         VALUE
                                        ----------    ----------        ----------    ----------
                                                             (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and due from banks                 $  134,170    $  134,170        $   70,811    $   70,811
Commercial paper                                --            --            37,290        37,290
Federal funds sold                          17,997        17,997           171,784       171,784
Securities available-for-sale              985,779       985,799         1,521,628     1,521,628
Mortgage loans on real estate            4,002,387     3,787,970         2,937,507     2,926,030
Commercial business loans                  253,606       253,044            39,362        39,362
Other loans                                656,872       643,628           540,475       540,933
Warehouse mortgage lines of credit          48,175        48,175                --            --
Accrued interest receivable                 33,509        33,509            30,737        30,737
FHLB stock                                  82,323        82,323            56,236        56,236

FINANCIAL LIABILITIES:
Deposits                                 2,310,857     2,310,857         1,626,462     1,626,462
Time deposit accounts                    2,101,175     2,107,782         1,820,902     1,835,167
Borrowings                               1,162,738     1,123,761         1,118,364     1,112,374
Escrow and other deposits                   73,516        73,516            61,003        61,003
Trust Preferred Securities                  11,500        11,895                --            --

     The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

     The carrying values of cash and due from banks, commercial paper, Federal funds sold, warehouse mortgage lines of credit, accrued interest receivable, deposits and escrow and other deposits all approximate their fair values primarily due to their liquidity and short-term nature.

     Securities available-for-sale: The estimated fair values are based on quoted market prices.

     Mortgage loans on real estate: The Company's mortgage loans on real estate were segregated into two categories, residential loans and commercial/multi-family loans. These were stratified further based upon historical delinquency and loan to value ratios. The fair value for each loan was then calculated by discounting

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the projected mortgage cash flow to a yield target equal to a spread, which is commensurate with the loan quality and type, over the U.S. Treasury curve at the average life of the cash flow.

     Commercial business loans: The commercial business loan portfolio was priced using the same methodology as the mortgage loans on real estate.

     Other loans: The cooperative apartment loan portfolio was priced using the same methodology as the mortgage loans on real estate. The fair values of the remaining components of other loans have been estimated to approximate their carrying values. This is based on the short-term duration of these loans or the fact that the majority of these loans reprice frequently.

     FHLB stock: The carrying amount approximates fair value because it is redeemable at cost, with the issuer only.

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

     Trust Preferred Securities: The estimated fair value for Trust Preferred Securities is based on a discounted cash flow calculation that applies current interest rates for similar trust preferred securities.

17. ASSET AND DIVIDEND RESTRICTIONS

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank. The required reserve balance was $6.0 million, $1.3 million and $1.3 million at March 31, 2000, 1999 and 1998, respectively.

     Limitations exist on the availability of the Bank's undistributed earnings for the payment of dividends to the Company without prior approval of the Bank's regulatory authorities.

     During fiscal 2000, the Bank requested approval of or non-objection to requests to distribute an aggregate of $285.0 million. Of this amount, $176.0 million was distributed to the Company in fiscal 2000. The distributions were primarily used by the Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Company's open market stock repurchase programs.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                               YEAR ENDED MARCH 31, 2000
                                                --------------------------------------------------------
                                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                -----------    -----------    -----------    -----------
                                                                     (IN THOUSANDS)
Interest income                                   $91,569        $97,868       $102,165       $110,884
Interest expense                                   47,432         49,364         51,357         55,507
                                                  -------        -------       --------       --------
Net interest income                                44,137         48,504         50,808         55,377
Provision for loan losses                           2,629          2,930          2,527          1,731
                                                  -------        -------       --------       --------
Net interest income after provision for loan
  losses                                           41,508         45,574         48,281         53,646
Non-interest income                                 1,889          5,086          5,150          4,791
                                                  -------        -------       --------       --------
Total income                                       43,397         50,660         53,431         58,437
                                                  -------        -------       --------       --------
General and administrative expense                 22,250         26,042         27,048         29,937
Amortization of intangible assets                   2,155          3,359          3,959          5,140
                                                  -------        -------       --------       --------
Income before provision for income taxes           18,992         21,259         22,424         23,360
Provision for income taxes                          6,994          8,236          8,866          8,693
                                                  -------        -------       --------       --------
Net income                                        $11,998        $13,023       $ 13,558       $ 14,667
                                                  =======        =======       ========       ========
Basic earnings per common share                   $  0.21        $  0.22       $   0.23       $   0.24
                                                  =======        =======       ========       ========
Diluted earnings per common share                 $  0.21        $  0.22       $   0.23       $   0.24
                                                  =======        =======       ========       ========
Dividend declared per common share                $  0.04        $  0.05       $   0.06       $   0.06
                                                  =======        =======       ========       ========
Stock price per common share
     High                                         $14.562        $13.813       $ 12.500       $ 12.375
                                                  =======        =======       ========       ========
     Low                                          $11.688        $11.625       $ 10.563       $  9.750
                                                  =======        =======       ========       ========
     Close                                        $13.500        $11.938       $ 12.500       $ 11.125
                                                  =======        =======       ========       ========

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
                                                  =======        =======        =======        =======

19. PARENT COMPANY DISCLOSURE

     The following Condensed Statement of Financial Condition, as of March 31, 2000 and 1999 and Condensed Statement of Operations and Cash Flows for the years ended March 31, 2000, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              --------------    --------------
                                                                       (IN THOUSANDS)
ASSETS:
Cash and cash equivalents                                        $ 12,081          $ 55,802
Securities available for sale                                      10,598            34,351
Investment in subsidiaries                                        688,367           721,460
Net deferred tax asset                                              7,927            13,853
Dividends receivable                                              109,000                --
Other assets                                                       20,703             3,668
                                                                 --------          --------
          Total assets                                           $848,676          $829,134
                                                                 ========          ========
LIABILITIES:
Subordinated debentures                                          $ 11,856          $     --
Accrued expenses and other liabilities                              2,013             4,172
                                                                 --------          --------
          Total liabilities                                        13,869             4,172
Stockholders' equity                                              834,807           824,962
                                                                 --------          --------
          Total liabilities and stockholders' equity             $848,676          $829,134
                                                                 ========          ========

CONDENSED STATEMENT OF OPERATIONS

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
Interest income                                               $   686    $ 3,235    $     --
Net (loss) gain on sales of securities                         (1,215)       346          --
Other non-interest income                                       1,388         --          --
                                                              -------    -------    --------
                                                                  859      3,581          --
                                                              -------    -------    --------
Expenses:
  Contribution to the Foundation                                   --         --      56,422
  Shareholder expense                                             575        712         200
  Other expense                                                 1,186        500          --
                                                              -------    -------    --------
                                                                1,761      1,212      56,622
                                                              -------    -------    --------
(Loss) income before income taxes and undistributed earnings
  of subsidiaries                                                (902)     2,369     (56,622)
Provision for (benefit from) income taxes, net                    150        150     (19,581)
                                                              -------    -------    --------
(Loss) income before undistributed earnings of subsidiaries    (1,052)     2,219     (37,041)
Equity in undistributed earnings of subsidiaries               54,298     42,956        (417)
                                                              -------    -------    --------
     Net income (loss)                                        $53,246    $45,175    $(37,458)
                                                              =======    =======    ========

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CONDENSED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED MARCH 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)                                          $  53,246    $  45,175    $(37,458)
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Contribution of stock to the Foundation                         --           --      56,272
  Loss on sale of securities                                   1,215           --          --
  Decrease (increase) in deferred income taxes                 5,926        3,824     (17,677)
  Dividends received from subsidiary                         176,000           --          --
  (Increase) decrease in other assets                        (17,035)       8,600     (12,268)
  Increase in subordinated debentures                         11,856           --          --
  (Decrease) increase in other liabilities                    (2,160)       1,730       2,442
  Amortization of Trust Preferred Securities                      97           --          --
  Amortization of unearned compensation of ESOP and
     Recognition Plan                                          9,086        7,377       1,253
  Undistributed earnings of subsidiaries                     (54,298)     (42,956)        417
  Other, net                                                    (288)        (783)         --
                                                           ---------    ---------    --------
          Net cash provided by (used in) operating
            activities                                       183,645       22,967      (7,019)
                                                           ---------    ---------    --------
Cash flows from investing activities:
  Decrease (increase) in investment in subsidiaries            3,709           --    (343,052)
  Purchase of securities available-for-sale                  (33,020)    (209,037)         --
  Proceeds on sales of securities                             57,702      173,259          --
  Cash consideration paid to acquire Broad National
     Bancorporation                                          (66,061)          --          --
  Cash consideration paid to acquire Statewide Financial
     Corp.                                                   (51,173)          --          --
                                                           ---------    ---------    --------
          Net cash used in investing activities              (88,843)     (35,778)   (343,052)
                                                           ---------    ---------    --------
Cash flows from financing activities:
  Net proceeds from issuance of common stock in initial
     public offering                                              --           --     685,748
  Loan made to ESOP                                               --           --     (98,872)
  Proceeds received on exercise of stock options                 770           --          --
  Repurchase of common stock                                (126,386)    (125,993)         --
  Purchase of shares for Recognition Plan                         --      (38,167)         --
  Dividends paid                                             (12,907)      (4,032)         --
                                                           ---------    ---------    --------
          Net cash used in financing activities             (138,523)    (168,192)   (586,876)
                                                           ---------    ---------    --------
          Net (decrease) increase in cash and cash
            equivalents                                      (43,721)    (181,003)    236,805
          Cash and cash equivalents at beginning of year      55,802      236,805          --
                                                           ---------    ---------    --------
          Cash and cash equivalents at end of year         $  12,081    $  55,802    $236,805
                                                           =========    =========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from pages 2 to 5 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on July 28, 2000, which was filed with the SEC on June 23, 2000 ("Definitive Proxy Statement").

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Report

     (1) The following financial statements are incorporated by reference from
         Item 8 hereof:

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of March 31, 2000 and 1999.

         Consolidated Statements of Operations for the Years Ended March 31, 2000, 1999 and 1998.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998.

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

EXHIBIT INDEX

 3.1(1)    Certificate of Incorporation of Independence Community Bank
           Corp.
 3.2(1)    Bylaws of Independence Community Bank Corp.
 4.0(1)    Specimen Stock Certificate of Independence Community Bank
           Corp.
10.1(1)    Form of Change of Control Agreement to be entered into among
           Independence Community Bank Corp., Independence Community
           Bank and certain senior executive officers of the Company
           and the Bank.
10.2(1)    Form of Change in Control Agreement to be entered into
           between Independence Community Bank and certain officers
           thereof.
10.3(1)    Form of Change of Control Agreement to be entered into among
           Independence Community Bank Corp., Independence Community
           Bank and certain executive officers of the Company and the
           Bank.
10.4(1)    Form of Change of Control Agreement to be entered into
           between Independence Community Bank and certain executive
           officers thereof.
10.5(2)    Independence Community Bank Severance Plan.
10.6(3)    1998 Stock Option Plan.
10.7(3)    1998 Recognition and Retention Plan and Trust Agreement.
10.8(4)    Broad National Bancorporation Incentive Stock Option Plan.
10.9(4)    1993 Broad National Incentive Stock Option Plan.
10.10(4)   1993 Broad National Directors Non-Statutory Stock Option
           Plan.
10.11(4)   1996 Broad National Incentive Stock Option Plan.
10.12(4)   1996 Broad National Bancorporation Directors Non-Statutory
           Stock Option Plan.
10.13(5)   1996 Statewide Financial Corporation Incentive Stock Option
           Plan.
11.0       Statement re computation of per share earnings -- Reference is made to Item 8. "Financial Statements and Supplementary
           Data" for the required information.
21.0       Subsidiaries of the Registrant -- Reference is made to Item
           2. "Business" for the required information.
23.1       Consent of Ernst & Young LLP
27.0       Financial Data Schedule

---------------
(1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-30757) filed by the Company with the SEC on July 3, 1997.

(2) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 filed by the Company with the SEC on June 28, 1999.

(3) Incorporated herein by reference from the Company's definitive proxy statement filed by the Company with the SEC on August 17, 1998.

(4) Incorporated herein by reference from the Company's registration statement on Form S-8 (Registration No. 333-85981) filed by the Company with the SEC on August 26, 1999.

(5) Incorporated herein by reference from the Company's registration statement on Form S-8 (Registration No. 333-95767) filed by the Company with the SEC on January 31, 2000.

     (b) Reports on Form 8-K

         The following Current report on Form 8-K was filed during the fourth quarter of fiscal 2000.

        DATE                                    ITEM AND DESCRIPTION
        ----                                    --------------------
        January 7, 2000     5 -- Reported completion of acquisition of Statewide
                            Financial Corp.

     (c) The exhibits listed under (a)(3) of this Item 14 are filed herewith.

     (d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independence Community Bank Corp.

/s/ CHARLES J. HAMM                                               Date:           June 23, 2000
--------------------------------------------------------                  ----------------------------------
     Charles J. Hamm
     Chairman of the Board, President and Chief
     Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

                          NAME                                               DATE
                          ----                                               ----
/s/ CHARLES J. HAMM                                                     June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Charles J. Hamm
     Chairman of the Board, President and
     Chief Executive Officer

/s/ DONALD M. KARP                                                      June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Donald M. Karp
     Vice Chairman of the Board

/s/ VICTOR M. RICHEL                                                    June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Victor M. Richel
     Vice Chairman of the Board

/s/ JOSEPH S. MORGANO                                                   June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Joseph S. Morgano
     Executive Vice President, President
     Commercial Real Estate Lending Division
     and Director

/s/ JOHN B. ZURELL                                                      June 23, 2000
--------------------------------------------------------  ------------------------------------------
     John B. Zurell
     Executive Vice President and
     Chief Financial Officer

/s/ WILLARD N. ARCHIE                                                   June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Willard N. Archie
     Director

/s/ ROBERT B. CATELL                                                    June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Robert B. Catell
     Director

/s/ ROHIT M. DESAI                                                      June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Rohit M. Desai
     Director

                          NAME                                               DATE
                          ----                                               ----
/s/ CHAIM Y. EDELSTEIN                                                  June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Chaim Y. Edelstein
Director

/s/ DONALD H. ELLIOTT                                                   June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Donald H. Elliott
     Director

/s/ ROBERT W. GELFMAN                                                   June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Robert W. Gelfman
     Director

/s/ SCOTT M. HAND                                                       June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Scott M. Hand
     Director

/s/ DONALD E. KOLOWSKY                                                  June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Donald E. Kolowsky
     Director

/s/ JANINE LUKE                                                         June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Janine Luke
     Director

/s/ MALCOLM MACKAY                                                      June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Malcolm MacKay
     Director

/s/ MARIA FIORINI RAMIREZ                                               June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Maria Fiorini Ramirez
     Director

/s/ WESLEY D. RATCLIFF                                                  June 23, 2000
--------------------------------------------------------  ------------------------------------------
     Wesley D. Ratcliff
     Director