Form 10-Q
period 2000-06-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2000-08-14
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to ____________

                         Commission File Number 0-23229
                        INDEPENDENCE COMMUNITY BANK CORP.
             (Exact name of registrant as specified in its charter)

                   Delaware                               13-3387931
           -----------------------                  ------------------
          (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)         Identification Number)

             195 Montague Street
             Brooklyn, New York                            11201
         -------------------------                   ----------------
     (Address of principal executive office)            (Zip Code)





                                (718) 722-5300
                                --------------
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---      ---

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At August 4, 2000, the registrant had 64,311,373 shares of common stock ($.01 par value per share) outstanding.

                      INDEPENDENCE COMMUNITY BANK CORP.



Table of Contents                                                     PAGE
------------------------------------------------------------      ------------
Part I                  Financial Information

            Item 1      Financial Statements

                        Consolidated Statements of Financial            3
                        Condition as of June 30, 2000 (unaudited)
                        and March 31, 2000

                        Consolidated Statements of Income for           4
                        the three months ended
                        June 30, 2000 and 1999 (unaudited)

                        Consolidated Statements of Changes in           5
                        Stockholders' Equity for the three
                        months ended June 30, 2000 and 1999
                        (unaudited)

                        Consolidated Statements of Cash Flows           6
                        for the three months ended
                        June 30, 2000 and 1999(unaudited)

                        Notes to Consolidated Financial                 8
                        Statements (unaudited)

            Item 2      Management's Discussion and Analysis            17
                        of Financial Condition and Results of
                        Operations

            Item 3      Quantitative and Qualitative Disclosures        28
                        About Market Risk

Part II                 Other Information

            Item 1      Legal Proceedings                               29

            Item 2      Changes in Securities and Use of Proceeds       29

            Item 3      Defaults upon Senior Securities                 29

            Item 4      Submission of Matters to a Vote of              29
                        Security Holders

            Item 5      Other Information                               30

            Item 6      Exhibits and Reports on Form 8-K                30

Signatures                                                              31

                      INDEPENDENCE COMMUNITY BANK CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (In Thousands, Except Share and Per Share Amounts)

                                                     JUNE 30,        MARCH 31,
                                                      2000             2000
                                                      ----             ----
                                                  (unaudited)
    ASSETS:
    Cash and due from banks                       $   250,787       $  134,170
    Federal funds sold                                     --           17,997
                                                   ----------       ----------
       Total cash and cash equivalents                250,787          152,167
                                                   ----------       ----------

    Securities available-for-sale:
      Investment securities                           199,967          212,768
      Mortgage-related securities                     747,905          773,031
                                                    ---------       ----------
        Total securities available-for-sale           947,872          985,799
                                                    ---------       ----------

    Mortgage loans on real estate                   4,535,196        4,455,845
    Other loans                                       556,865          494,675
                                                     --------       ----------
        Total loans                                 5,092,061        4,950,520
        Less: allowance for possible loan
          losses                                      (72,625)         (70,286)
                                                    ---------       ----------
        Total loans, net                            5,019,436        4,880,234
                                                    ---------       ----------

    Premises, furniture and equipment, net             87,253           88,704
    Accrued interest receivable                        35,858           33,509
    Intangible assets, net                            216,257          220,979
    Other assets                                      219,473          242,758
                                                     --------       ----------
        Total assets                               $6,776,936       $6,604,150
                                                   ==========       ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                       $4,453,562       $4,412,032
    Borrowings                                      1,333,709        1,162,738
    Company-obligated mandatorily redeemable
       cumulative trust preferred securities of a
       subsidiary trust holding solely junior
       subordinated debentures of the Company          11,067           11,500
    Escrow and other deposits                          56,567           73,516
    Accrued expense and other liabilities              98,289          109,557
                                                    ---------        ---------
        Total liabilities                           5,953,194        5,769,343
                                                    ---------        ---------

    Stockholders' equity:
       Common stock ($.01 par value,
           125,000,000 shares authorized,
           76,043,750 shares issued;
           65,184,845 and 67,254,439 shares
           outstanding at June 30, 2000
           and March 31, 2000, respectively)              760              760
    Additional paid-in-capital                        718,432          718,953
    Treasury stock at cost; 10,585,905 and
       8,789,311 shares at June 30, 2000 and
       March 31, 2000, respectively                  (142,444)        (116,693)
    Unallocated common stock held by ESOP             (86,513)         (87,749)
    Non-vested awards under Recognition and
    Retention Plan                                    (26,400)         (27,907)
    Retained earnings, substantially
       restricted                                     390,600          380,358
    Accumulated other comprehensive loss:
       Net unrealized loss on securities
         available-for-sale, net of tax               (30,693)         (32,915)
                                                   -----------      ----------
    Total stockholders' equity                        823,742          834,807
                                                   ----------       ----------

    Total liabilities and stockholders'
      equity                                       $6,776,936       $6,604,150
                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)


                                                           THREE MONTHS ENDED
                                                           ------------------
                                                                JUNE 30,
                                                                --------
                                                         2000             1999
                                                         ----             ----
    INTEREST INCOME:
    Mortgage loans on real estate                    $ 83,943         $ 63,907
    Other loans                                        11,093            2,458
    Investment securities                               3,384            3,645
    Mortgage-related securities                        12,892           17,495
    Other                                               3,782            4,064
                                                      -------         --------
        Total interest income                         115,094           91,569
                                                      -------         --------

    INTEREST EXPENSE:
    Deposits                                           39,556           32,370
    Borrowings                                         17,262           15,062
    Cumulative trust preferred securities                 262               --
                                                      -------         --------
        Total interest expense                         57,080           47,432
                                                      -------         --------

    Net interest income                                58,014           44,137

    Provision for loan losses                             792            2,629
                                                      -------         --------
        Net interest income after provision
          for loan losses                              57,222           41,508

    NON-INTEREST INCOME:
    Net loss on sales of loans and securities              (1)          (2,169)
    Service fees                                        5,234            2,081

    Other                                                 861            1,977
                                                      -------         --------
        Total non-interest income                       6,094            1,889
                                                      -------         --------

    NON-INTEREST EXPENSE:
    Compensation and employee benefits                 16,022           10,274
    Occupancy costs                                     5,328            3,402
    Data processing fees                                2,350            2,094
    Advertising                                         1,366            1,415
    FDIC insurance premiums                               189              282
    Amortization of intangible assets                   5,352            2,155
    Other                                               7,556            4,783
                                                      -------         --------
        Total non-interest expense                     38,163           24,405
                                                      -------         --------

    Income before provision for income taxes           25,153           18,992
    Provision for income taxes                         10,617            6,994
                                                      -------         --------
    Net income                                       $ 14,536         $ 11,998
                                                     ========         ========

    Basic earnings per share                         $   0.25         $   0.21
                                                     ========         ========

    Dilute earnings per share                        $   0.25         $   0.21
                                                     ========         ========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE COMMUNITY BANK CORP.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                     (In Thousands, except Share Amounts)
                                 (Unaudited)


                                                                                                Unearned
                                                                                Unallocated      Common
                                                        Additional                Common       Stock  Held by
                                              Common    Paid in      Treasury    Stock Held     Recognition      Retained
                                               Stock    Capital        Stock       by ESOP        Plan           Earnings
--------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2000                   $   760    $718,953      $(116,693)    $(87,749)        $(27,907)    $380,358
Comprehensive income:
   Net income for the three months
     ended June 30, 2000                        --          --             --           --                --      14,536
   Other  comprehensive income, net of
     tax benefit of $23.3 million
       Change in net unrealized losses
         on securities available-
         for-sale, net of tax                   --          --             --           --                --          --
       Less: reclassification
         adjustment of net losses
           realized in net
           income, net of tax                   --          --             --           --                --          --
                                        ----------------------------------------------------------------------------------
Comprehensive income                            --          --             --           --                --      14,536
Repurchase of common stock (2,075,500
  shares)                                       --          --        (25,832)          --                --          --
Treasury stock issued for options
  exercised (5,906 shares)                      --         (59)            81           --                --          --
Dividends declared                              --          --             --           --                --     (4,294)
ESOP shares committed to be released            --        (366)            --        1,236                --          --
Amortization of earned portion of
Recognition Plan                                --         (96)            --           --             1,507          --
                                        ----------------------------------------------------------------------------------
Balance - June 30, 2000                    $   760    $718,432      $(142,444)    $(86,513)       $  (26,400)   $390,600
                                        ==================================================================================



Balance - March 31, 1999                   $   760    $739,090      $(125,993)    $(92,693)        $ (33,918)   $340,019
Comprehensive income:
   Net income for the three months
     ended June 30, 1999                        --          --             --           --                --      11,998
   Other  comprehensive income, net of
     tax benefit of $15.1 million
        Change in net unrealized losses
          on securities available-for-sale,
          net of tax                            --          --             --           --                --          --
        Less: reclassification
          adjustment of net losses
            realized in net
            income, net of tax                  --          --             --           --                --          --
                                        ----------------------------------------------------------------------------------
Comprehensive income                            --          --             --           --                --      11,998
Repurchase of common stock (3,318,968
  shares)                                       --          --        (44,745)          --                --          --
Dividends declared                              --          --             --           --                --     (5,428)
ESOP shares committed to be released            --        (308)            --        1,236                --          --
Amortization of earned portion of
Recognition Plan                                --        (158)            --           --             1,451          --
                                        ----------------------------------------------------------------------------------
Balance - June 30, 1999                    $   760    $738,624      $(170,738)    $(91,457)        $(32,467)    $346,589
                                        ==================================================================================





                                             Accumulated
                                               Other
                                            Comprehensive
                                            Income/(Loss)    Total
-----------------------------------------------------------------------

Balance - March 31, 2000                     $(32,915)       $834,807
Comprehensive income:
   Net income for the three months
     ended June 30, 2000                           --          14,536
   Other  comprehensive income, net of
     tax benefit of $23.3 million
       Change in net unrealized losses
         on securities available-
         for-sale, net of tax                   2,222           2,222
       Less: reclassification
         adjustment of net losses
           realized in net
           income, net of tax                      --              --
                                        -------------------------------
Comprehensive income                            2,222          16,758
Repurchase of common stock (2,075,500
  shares)                                          --         (25,636)
Treasury stock issued for options
  exercised (5,906 shares)                         --              22
Dividends declared                                 --          (4,294)
ESOP shares committed to be released               --             870
Amortization of earned portion of
Recognition Plan                                   --           1,411
                                        -------------------------------
Balance - June 30, 2000                      $(30,693)       $823,742
                                        ===============================



Balance - March 31, 1999                     $ (2,303)       $824,962
Comprehensive income:
   Net income for the three months
     ended June 30, 1999                           --          11,998
   Other  comprehensive income, net of
     tax benefit of $15.1 million
        Change in net unrealized losses
          on securities available-
          for-sale, net of tax                (14,485)        (14,485)
        Less: reclassification
          adjustment of net losses
            realized in net
            income, net of tax                 (2,748)         (2,748)
                                        -------------------------------
Comprehensive income                          (17,233)         (5,235)
Repurchase of common stock (3,318,968
  shares)                                          --         (44,745)
Dividends declared                                 --          (5,428)
ESOP shares committed to be released               --             928
Amortization of earned portion of
Recognition Plan                                   --           1,293
                                        -------------------------------
Balance - June 30, 1999                      $(19,536)       $771,775
                                        ===============================

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE COMMUNITY BANK CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                     JUNE 30,
                                                           ---------------------------
                                                             2000             1999
                                                           ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 14,536        $ 11,998
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Provision for loan losses                                      792           2,629
  Net loss on sale of loans and securities                         1           2,169
  Amortization of deferred income and premiums                (1,107)           (543)
  Amortization of intangibles                                  5,352           2,155
  Depreciation and amortization                                2,973           2,001
  Deferred income tax benefit                                     --          (1,851)
  Amortization of unearned compensation of
      ESOP and RRP                                             2,242           2,221
  (Increase) decrease in accrued interest receivable          (2,349)          4,409
  Decrease (increase) in accounts receivable-securities
   transactions                                                   69          (3,460)
  (Decrease) increase in accrued expenses and other
   liabilities                                               (11,268)         41,925
  Other, net                                                  22,789         (11,055)
                                                            --------        --------
  Net cash provided by operating activities                   34,030          52,598
                                                            --------        --------


CASH FLOW FROM INVESTING ACTIVITIES:

  Loan originations and purchases                           (628,698)       (462,662)
  Principal payments on loans                                448,746         195,135
  Proceeds from sale of loans                                 38,800           1,274
  Proceeds from sale of securities available-for-sale         19,999         376,967
  Proceeds from maturities of securities
   available-for-sale                                          2,519          65,000
  Principal collected on securities
    available-for-sale                                        29,426          74,288
  Purchases of securities available-for-sale                 (10,000)       (144,869)
  Proceeds from sale of other real estate                        110              --
  Net additions to premises, furniture and equipment          (1,522)         (1,888)
                                                            --------      ----------
  Net cash (used in) provided by investing activities       (100,620)        103,245
                                                            --------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (decrease) increase in demand and savings deposits     (15,365)         28,319
  Net increase (decrease) in time deposits                    56,895         (38,521)
  Net increase (decrease) in borrowings                      170,971             (85)
  Net decrease in escrow and other deposits                  (16,949)        (14,950)
  Decrease in cumulative trust preferred securities             (433)             --
  Proceeds on exercise of stock options                           22              --
  Repurchase of common stock                                 (25,636)        (44,745)
  Dividends paid                                              (4,295)         (5,428)
                                                            --------      ----------
  Net cash provided by (used in) financing activities        165,210         (75,410)
                                                            --------      ----------
  Net increase in cash and cash equivalents                   98,620          80,433
  Cash and cash equivalents at beginning of period           152,167         279,885
                                                            --------      ----------
  Cash and cash equivalents at end of period                $250,787        $360,318
                                                            ========       =========

                      INDEPENDENCE COMMUNITY BANK CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                     -------------------------
                                                       2000            1999
                                                     -------       ----------
SUPPLEMENTAL INFORMATION
  Income taxes paid                                  $ 16,649        $  1,255
                                                    ==========       ========
  Interest paid                                      $ 55,341        $ 44,967
                                                    ==========       ========

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

       As part of the conversion, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS") as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of expenses, which totaled $18.4 million. The Company used $343.0 million or approximately 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market subsequent to completion of the initial public offering.

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

       The Board of Directors declared the Company's eighth consecutive quarterly cash dividend on July 28, 2000. The dividend amounted to $0.07 per share of common stock and is payable on August 24, 2000 to shareholders of record on August 10, 2000.

       On July 28, 2000 the Company announced that its Board of Directors authorized a seventh stock repurchase plan for up to five percent of common shares then outstanding or 3,221,718 shares. As of June 30, 2000, 20,268,241 shares had been purchased at an aggregate cost of $278.0 million pursuant to the Company's six repurchase programs. The Company completed the sixth stock repurchase plan on August 1, 2000 pursuant to which 3,390,972 shares were repurchased.

       The repurchased shares are being held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two recent acquisitions by the Company (see Note 2 - Acquisitions). Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan"), and for general corporate purposes.


2. ACQUISITIONS

       The Company completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National"), with and into the Bank, all effective as of the close of business on July 31, 1999.

       Under the terms of the Agreement and Plan of Merger between the Company and Broad dated February 1, 1999 (the "Broad Agreement"), the merger consideration consisted of approximately 50% Independence common stock and 50% cash. As a result of the completed election procedures and in accordance with the terms of a formula set forth in the Broad Agreement, each Broad stockholder who submitted a valid election for stock consideration received 1.9859 shares of Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and each Broad stockholder who submitted a valid election for cash consideration received $26.50 per share of Broad common stock, except Broad stockholders who elected to receive cash as any portion of their consideration for their Broad shares received a portion of such consideration in the form of Company common stock (the "Consideration Adjustment") in accordance with the terms of the Broad Agreement. To the extent that certain Broad stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Broad common stock, such individuals received the entire portion of their stock election in the form of 1.9859 shares of Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and the cash portion of their election was subject to the Consideration Adjustment described above. The remaining shares of Broad common stock for which a valid election was not submitted received 1.9859 shares of Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares. The Broad transaction had an aggregate value of approximately $132 million assuming an acquisition value of $26.50 per share of Broad common stock.

       The acquisition of Broad was accounted for as a purchase and the excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $99.6 million, which is being amortized on a straight-line basis over 15 years.

       The Company completed its acquisition of Statewide Financial Corp. ("Statewide") and the merger of Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A. ("Statewide Bank"), with and into the Bank, all effective as of the close of business on January 7, 2000.

       Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,172,606 shares of the Company's common stock and approximately $51.2 million based upon 4,051,277 shares of Statewide common stock deemed outstanding under the terms of the Statewide Agreement as of the completion of the merger. As a result of the completed election procedures and in accordance with the terms of the formula set forth in the Agreement, each Statewide stockholder who submitted a valid election for stock consideration received 2.0700 shares of the Company's common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and each Statewide stockholder who submitted a valid election for cash consideration received $25.14 per share of Statewide common stock. To the extent that any Statewide stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Statewide common stock, such individuals received the entire portion of their stock election in the form of 2.0700 shares of the Company's common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and the cash portion of their election at the rate of $25.14 per share of Statewide common stock. The remaining shares of Statewide common stock for which valid elections were not submitted were converted into the right to receive, on a pro rata basis, $25.14 in cash for approximately 53% of the shares not tendered and 2.0700 shares of Company common stock for each remaining share of Statewide common stock, plus cash in lieu of any fractional shares.

       The Statewide acquisition was accounted for as a purchase, resulting in goodwill of approximately $89.3 million, which is being amortized on a straight-line basis over 15 years.

       As a result of the acquisitions, the Company currently operates 65 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City and Nassau County, New York, as well as the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex, which were formerly served by Broad National and Statewide Bank.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Financial Statement Presentation

      The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

       Business

       The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 65 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau County, New York and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Bank has received regulatory approval to close a branch office in Hudson County, New Jersey in September 2000 and to open a branch office in Brooklyn in October 2000. In addition, the Bank has filed for regulatory approval to establish a new branch in Staten Island. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the New York State Banking Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan

Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

4. EARNINGS PER SHARE

       Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan")shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 58,886,347 shares for the quarter ended June 30, 2000 compared to 58,006,504 shares for the quarter ended June 30, 1999.

5. BENEFIT PLANS

      Employee Stock Ownership Plan

       To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP also are utilized to repay the debt. The collateral for the loan is the shares of common stock of the Company purchased by the ESOP.

       Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants will become 100% vested in the ESOP after three years of service. Compensation expense related to the 70,411 shares committed to be released during the first quarter of fiscal 2001 was $0.8 million. At June 30, 2000, 563,288 shares were allocated to participant accounts.

       1998 Recognition and Retention Plan

       The Recognition Plan was implemented in September 1998 and may grant up to 4% of the common stock sold in the Conversion, or 2,816,435 shares. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject to time vesting requirements. Certain key executive officers were granted performance share awards. As long as these remain performance based, the shares subject to the awards become payable only upon the achievement of certain annually-defined corporate performance targets. During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. On September 25, 1998, (the "Anniversary Date"), the Board of Directors issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. During fiscal 2000, the Board of Directors granted non-performance share awards covering 28,363 shares. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the Anniversary Date. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards.

The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $1.4 million related to the Recognition Plan for the three months ended June 30, 2000.

       1998 Stock Option Plan

       The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating up to 10% of the common stock sold in the conversion, or 7,041,088 shares, to officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "Option Anniversary Date"), the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from the Option Anniversary Date. During fiscal 2000 and 2001, the Board of Directors granted options covering 146,000 and 5,000 shares, respectively. Subject to certain exceptions, options become 100% vested upon termination of employment due to death, disability or retirement. The option exercise price per share was the fair market value of the Company's common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after the date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the three months ended June 30, 2000 or its statement of condition at June 30, 2000.

       Broad and Statewide maintained several stock option plans for its officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 579,026 and became 100% exercisable at the effective date of the acquisitions.

6. COMPREHENSIVE INCOME

       Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distribution to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income consists solely of unrealized gains and losses on available-for-sale securities.

7. SECURITIES AVAILABLE-FOR-SALE

      The amortized cost and estimated fair value of securities available-for-sale at June 30, 2000 are as follows:

                                                       GROSS       GROSS       ESTIMATED
                                        AMORTIZED   UNREALIZED  UNREALIZED       FAIR
                                           COST       GAINS       LOSSES        VALUE
                                       ---------     -------     --------    ----------
                                                         (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies       $  151,344     $ 1,038     $(17,563)   $ 134,819
   Municipals                              3,517          --         (182)       3,335
                                       ---------     -------     --------    ---------
 Total debt securities                   154,861       1,038      (17,745)     138,154
                                       ---------     -------     --------    ---------
 Equity securities:
   Preferred                              36,365          --         (119)      36,246
   Common                                 25,538       2,105       (2,076)      25,567
                                       ---------     -------     --------    ---------
 Total equity securities                  61,903       2,105       (2,195)      61,813
                                       ---------     -------     --------    ---------
Total investment securities              216,764       3,143      (19,940)     199,967
                                       ---------     -------     --------    ---------

Mortgage-related securities:
  FNMA pass through certificates           7,543          42          (72)       7,513
  GNMA pass through certificates          33,172         324         (111)      33,385
  FHLMC pass through
    certificates                           6,952          55          (74)       6,933
  Collateralized mortgage
    obligation bonds                     737,534          --      (37,460)     700,074
                                       ---------     -------     --------    ---------
Total mortgage-related securities        785,201         421      (37,717)     747,905
                                       ---------     -------     --------    ---------
Total securities available-
  for-sale                            $1,001,965     $ 3,564     $(57,657)   $ 947,872
                                       =========     =======     ========    =========

      The amortized cost and estimated fair value of securities available-for-sale at March 31, 2000 are as follows:

                                                   GROSS       GROSS       ESTIMATED
                                    AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                       COST        GAINS       LOSSES        VALUE
                                    ---------   ----------   --------     ----------
                                                      (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies     $  153,930    $  1,127    $(17,185)   $137,872
   Municipals                            3,615          --        (126)      3,489
                                    ----------    --------    --------    --------
 Total debt securities                 157,545       1,127     (17,311)    141,361
                                    ----------    --------    --------    --------
  Equity securities:
   Preferred                            46,365          --         (95)     46,270
   Common                               25,497       1,637      (1,997)     25,137
                                    ----------    --------    --------    --------
 Total equity securities                71,862       1,637      (2,092)     71,407
                                    ----------    --------    --------    --------
Total investment securities            229,407       2,764     (19,403)    212,768
                                    ----------    --------    --------    --------

Mortgage-related securities:
  FNMA pass through certificates         8,631          49        (114)      8,566
  GNMA pass through certificates        35,385         354        (101)     35,638
  FHLMC pass through
    certificates                         7,807          58         (81)      7,784
  Collateralized mortgage
    obligation bonds                   762,635          --     (41,592)    721,043
                                    ----------    --------    --------    --------
Total mortgage-related
  securities                           814,458         461     (41,888)    773,031
                                    ----------    --------    --------    --------
Total securities available-
  for-sale                          $1,043,865    $  3,225    $(61,291)   $985,799
                                    ==========    ========    ========    ========

8. LOAN PORTFOLIO COMPOSITION

      The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                      AT JUNE 30, 2000        AT MARCH 31, 2000
                                   ----------------------------------------------
                                                PERCENT                  PERCENT
                                                  OF                        OF
                                       AMOUNT    TOTAL         AMOUNT      TOTAL
                                   ----------------------------------------------
                                                (DOLLARS IN THOUSANDS)
Mortgage Loans on Real Estate:
 Single-family residential          $  657,571    12.9%     $  674,118   13.6%
 Cooperative apartment                 446,872     8.8         462,185    9.3
 Multi-family residential            2,804,098    55.1       2,731,104   55.2
 Commercial real estate                634,548    12.5         597,165   12.1
                                    ----------   -----      ----------   ----
 Total principal balance -
  mortgage loans                     4,543,089    89.3       4,464,572   90.2
 Less net deferred fees                  7,893     0.2           8,727    0.2
                                    ----------   -----      ----------   ----
Total mortgage loans on
  real estate                        4,535,196    89.1       4,455,845   90.0
                                    ----------   -----      ----------   ----


Commercial Business Loans              261,605     5.1         253,606    5.1
                                    ----------   -----      ----------   ----


Other Loans:
 Student loans                          37,972     0.7          39,260    0.8
 Home equity loans and lines           122,488     2.4         121,109    2.4
 Warehouse mortgage lines of credit    101,320     2.0          48,175    1.0
 Consumer and other loans               35,422     0.7          34,318    0.7
                                    ----------   -----      ----------   ----
Total principal balance -
 other loans                           297,202     5.8         242,862    4.9
Less unearned discounts and
 deferred fees                           1,942     0.0           1,793    0.0
                                    ----------   -----      ----------   ----
 Total other loans                     295,260     5.8         241,069    4.9

Total loans receivable               5,092,061   100.0%      4,950,520  100.0%
                                    ----------   =====      ----------  =====

Less allowance for loan losses          72,625                  70,286
                                    ----------              ----------
Loans receivable, net               $5,019,436              $4,880,234
                                    ==========              ==========


9. NON-PERFORMING ASSETS

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


                                    AT JUNE 30, 2000     AT MARCH 31, 2000
                                    ----------------     -----------------
                                                (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
   Single-family residential                 $  4,036           $   3,712
   Cooperative apartment                          219                 243
   Multi-family residential                     1,086               1,128
   Commercial real estate                       3,468               3,281
  Commercial business loans                     5,185               3,821
  Other loans(1)                                   33                  33
                                             --------            --------
     Total non-accrual loans                   14,027              12,218
                                             --------            --------
Loans past due 90 days or more as to:
  Interest and accruing                         2,795               2,616
  Principal and accruing(2)                    12,675              11,516
                                             --------            --------
     Total past due loans and
      accruing                                 15,470              14,132
                                             --------            --------
     Total non-performing loans                29,497              26,350
                                             --------            --------
Other real estate owned, net(3)                    88                  68
                                             --------            --------
Total non-performing assets                  $ 29,585            $ 26,418
                                             ========            ========

Allowance for loan losses as a
 percent of total loans                          1.43%               1.42%

Allowance for loan losses as a
 percent of non-performing loans               246.21%             266.74%

Non-performing loans as a percent of
 total loans                                     0.58%               0.53%

Non-performing assets as a percent
 of total assets                                 0.44%               0.40%

-----------
(1)   Consists primarily of home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)   Net of related loss allowances.

10. ALLOWANCE FOR LOAN LOSSES

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

    The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                               THREE MONTHS ENDED JUNE 30,
                                                     2000           1999
                                                 -----------      --------
                                                    (DOLLARS IN THOUSANDS)

    Allowance at beginning of period                $70,286       $46,823
                                                    -------       -------
    Provision:
      Mortgage loans                                    525         2,775
      Consumer and commercial business loans            267          (146)
                                                    -------       -------
      Total provisions                                  792         2,629
                                                    -------       -------
    Charge-offs:
      Mortgage loans                                     22             2
      Consumer and commercial business loans(1)         274            48
                                                    -------       -------
      Total charge-offs                                 296            50
                                                    -------       -------
    Recoveries:
      Mortgage loans                                    643            --
      Consumer and commercial business loans(1)       1,200            21
                                                    -------       -------
      Total recoveries                                1,843            21
                                                    -------       -------
    Net recoveries (charge-offs)                      1,547           (29)
                                                    -------       -------
    Allowance at end of period                      $72,625       $49,423
                                                    =======       =======

    Allowance for possible loan
      losses as a percent of total loans               1.43%         1.31%

    Allowance for possible loan
      losses as a percent of total
      non-performing loans(2)                        246.21%       138.62%

-----------------

(1) Includes student loans, home equity loans and lines of credit, automobile loans, secured and unsecured personal loans, credit card loans, commercial business loans and warehouse lines of credit.

(2) Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITON AND RESULTS OF OPERATIONS


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

       The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing controlled growth, multi-family residential lending, commercial business lending, retail deposit products and customer service, while maintaining asset quality and stable liquidity.

       Certain information in this Form 10-Q may constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors, which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, changes in accounting principles, policies or guidelines, changes in legislation or regulation, loan demand, real estate values and deposit flows and the development of an interest rate environment that adversely affects the interest rate spread or other income from the Company's and the Bank's investments and operations.


CHANGES IN FINANCIAL CONDITION

GENERAL

       Total assets at June 30, 2000 were $6.78 billion, an increase of $172.8 million, from $6.60 billion at March 31, 2000. The increase resulted mainly from the growth of the Company's loan portfolio funded primarily by increased borrowings. At June 30, 2000, by comparison to March 31, 2000, the Company had increases of $141.5 million in the total loan portfolio and $98.6 million in cash and cash equivalents, while the securities available-for-sale portfolio decreased

$37.9 million, other assets decreased $23.3 million and intangible assets decreased $4.7 million during the same period.


CASH, CERTIFICATES OF DEPOSIT AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS")

       Cash and cash equivalents increased by 64.8%, from $152.2 million at March 31, 2000, to $250.8 million at June 30, 2000. The $98.6 million increase was principally due to a temporary increase in Federal Home Loan Bank ("FHLB") overnight deposits resulting from FHLB borrowings, which will be used to fund mortgage and commercial business loan originations. (see "Loans, net" below).

SECURITIES AVAILABLE-FOR-SALE

       The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $37.9 million or 3.8% from $985.8 million at March 31, 2000 to $947.9 million at June 30, 2000. Total securities decreased during the three months ended June 30, 2000, primarily as a result of funds received from the amortization on mortgage--related securities, which funds were utilized to fund higher yielding mortgage and commercial business loan originations (see "Loans, net" below). As of June 30, 2000 and March 31, 2000, the Company's investment securities totaled $200.0 million and $212.8 million, respectively, all of which were classified as available-for-sale.

       The Company's mortgage-related securities, a portion of which at June 30, 2000 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), decreased from $773.0 million at March 31, 2000 to $747.9 million at June 30, 2000.

       At June 30, 2000, the Company had a $54.1 million net unrealized loss on available-for-sale investment and mortgage-related securities.


LOANS, NET

       Loans, net, increased by $139.2 million or 2.9% to $5.02 billion at June 30, 2000 from $4.88 billion at March 31, 2000. During the first three months of fiscal 2001, the Company originated approximately $232.0 million of mortgage loans, compared to $433.8 million in the corresponding period of last year. The decline in mortgage originations is due to a combination of aggressive pricing by competitors in the New York metropolitan area in order to attain market share combined with a general reduction in demand for loan products due to increased market rates of interest. These mortgage loans, consisting primarily of multi-family residential loans, were originated primarily for retention in the Company's loan portfolio. The Company's continued emphasis on multi-family residential mortgage loan originations resulted in a net increase of $73.0 million, or 2.7%, in multi-family loans from $2.73 billion at March 31, 2000, to $2.80 billion at June 30, 2000. These loans currently comprise 55.1% of the total loan portfolio compared to 55.2% at March 31, 2000. Warehouse mortgage lines of credit increased $53.1 million from $48.2 million at March 31, 2000 to $101.3 million at June 30, 2000 and commercial real estate loans increased $37.4 million to $634.5 million at June 30, 2000 compared to $597.2 million at March 31, 2000.

NON-PERFORMING ASSETS

       The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets of 44 basis points (0.44%) at June 30, 2000 compared to 40 basis points (0.40%) at March 31, 2000. At June 30, 2000, the Company's non-performing assets consisted of $14.0 million of non-accrual loans, $2.8 million of loans past due 90 days or more as to interest and accruing, $12.7 million of loans past due 90 days or more as to principal and accruing ($7.4 million of which were multi-family loans and $4.7 million of which were commercial and other real estate loans) and $88,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets increased by $3.2 million to $29.6 million at June 30, 2000 from $26.4 million at March 31, 2000. This increase was primarily due to a $1.8 million increase in non-accrual loans, primarily commercial business loans and a $1.2 million increase on loans which were 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule.

ALLOWANCE FOR LOAN LOSSES

       The Company's allowance for loan losses amounted to $72.6 million at June 30, 2000, as compared to $70.3 million at March 31, 2000. At June 30, 2000, the Company's allowance amounted to 1.43% of total loans and 246.2% of total non-performing loans compared to 1.42% and 266.7% at March 31, 2000, respectively. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

       The Company's allowance for loan losses increased $2.3 million from March 31, 2000 to June 30, 2000 due to provisions of $0.8 million, and net recoveries of $1.5 million. The increase during the period was due to several factors, including growth in the size of the Company's loan portfolio, the Company's continued increased investment in multi-family residential and commercial real estate loans, all of which were concentrated in the New York City metropolitan area (including northern New Jersey), the increased amount and number of commercial business loans, which loans as a general matter are considered to involve a greater risk of loss than single-family residential loans, and the continued increase in the number of larger multi-family residential and individual cooperative apartment loans as compared to prior years. As a result of the reduction in non-performing assets during the past year and continued strong asset quality ratios, management reduced the provision for loan losses for the first quarter ended June 30, 2000 compared to the same period in the prior year.

INTANGIBLE ASSETS

       The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i)the acquisition of Broad and its wholly owned subsidiary, Broad National, effective the close of business on July 31, 1999,
(ii)the acquisition of Statewide and its wholly owned subsidiary, Statewide Bank, effective the close of business on January 7, 2000, (iii)the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (iv)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At June 30, 2000, intangibles totaled $216.3 million and consisted of $93.5 million related to the acquisition of Broad, $86.3 million related to the acquisition of Statewide, $17.6 million related to the acquisition of Bay Ridge and $18.9 million related to the Branch Acquisitions. The Company's intangible assets decreased by $4.7 million to $216.3 million at June 30, 2000 from $221.0 million at March 31, 2000 as a result of the amortization of the intangible assets, partially offset by adjustments to the Broad and Statewide goodwill during the three months ended June 30, 2000. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized.

DEPOSITS

       Deposits increased $41.5 million or 0.9% to $4.45 billion at June 30, 2000 compared to $4.41 billion at March 31, 2000. The increase was due to interest credited of $40.9 million and deposit inflows totaling $0.6 million.


BORROWINGS

       Borrowings increased $171.0 million or 14.7% to $1.33 billion at June 30, 2000 compared to $1.16 billion at March 31, 2000. This increase was primarily to fund the growth in the loan portfolio.

EQUITY

       At June 30, 2000, total stockholders' equity totaled $823.7 million, compared to $834.8 million at March 31, 2000. This $11.1 million decrease was primarily due to a $25.6 million reduction in capital due to the purchase of shares in connection with the Company's open market stock repurchase program combined with a $4.3 million decrease resulting from dividends paid. Such reductions were partially offset by net income of $14.5 million, a net $2.2 million decrease in the unrealized loss on securities available-for-sale, amortization of the earned portion of Recognition Plan grants of $1.3 million and $0.9 million related to ESOP shares committed to be released for the first three months of fiscal 2001. Tangible book value per share was $9.32 and the tangible equity to tangible assets ratio was 9.26% at June 30, 2000.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

       The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
(iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Information is based on average daily balances during the indicated periods and is annualized where appropriate.


                                                 FOR THE THREE MONTHS ENDED
                                                ----------------------------
                                        JUNE 30, 2000                     JUNE 30, 1999
                            -----------------------------------   ----------------------------
                                                     (DOLLARS IN THOUSANDS)
                                                         AVERAGE                        AVERAGE
                                   AVERAGE                YIELD/   AVERAGE               YIELD/
                                   BALANCE     INTEREST    COST    BALANCE    INTEREST   COST
                                  ---------    --------  -------   --------   --------  ------
Interest-earning assets:
 Loans receivable(1):
  Mortgage loans                 $4,537,484    $ 83,942    7.40%  $3,479,628  $ 63,907    7.35%
  Commercial business loans         323,450       7,083    8.78       41,543       896    8.63
  Other loans(2)                    193,381       4,010    8.29       80,127     1,562    7.80
                                 ----------    --------  ------   ----------   -------  ------
Total loans                       5,054,315      95,035    7.52    3,601,298    66,365    7.37
Mortgage-related securities         802,579      12,892    6.43    1,117,652    17,495    6.26
Investment securities               217,924       3,384    6.21      277,060     3,645    5.26
Other interest-earning
 assets(3)                          175,298       3,783    8.63      340,986     4,064    4.77
                                 ----------    --------  ------   ----------   -------  ------
  Total interest-earning
         assets                   6,250,116     115,094    7.37    5,336,996    91,569    6.86
                                                -------  ------                -------
Non-interest-earning
  assets                            425,753                          201,989
                                 ----------                       ----------
 Total assets                    $6,675,869                       $5,538,985
                                 ==========                       ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)             $1,138,320    $  4,770    1.68   $  733,292  $ 3,616    1.98
  Savings deposits                1,208,900       6,510    2.16      974,367    5,738    2.36
  Certificates of deposit         2,130,943      28,276    5.32    1,794,067   23,016    5.15
                                 ----------    --------           ----------  -------
   Total deposits                 4,478,163      39,556    3.54    3,501,726   32,370    3.71
                                 ----------    --------           ----------  -------
 Trust preferred
  securities(5)                      11,357         262    9.22           --       --      --
 Borrowings                       1,220,886      17,262    5.67    1,117,699   15,062    5.41
                                 ----------    --------           ----------  -------
 Total interest-bearing
  liabilities                     5,710,406      57,080    4.01    4,619,425   47,432    4.12
                                               --------  ------               -------   -----
Non-interest-bearing
  liabilities                       137,020                          113,743
                                 ----------                       ----------
 Total liabilities                5,847,426                        4,733,168
Total equity                        828,443                          805,817
                                 ----------                       ----------
 Total liabilities and
  equity                         $6,675,869                       $5,538,985
                                 ==========                       ==========
Net interest-earning
 assets                          $  539,710                       $  717,571
                                 ==========                       ==========
Net interest income/interest
 rate spread                                   $ 58,014    3.36               $44,137    2.74%
                                               ========  ======               =======   =====
Net interest margin                                        3.70%                         3.30%
                                                         ======                         =====
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities                              1.09x                         1.16x
                                                         ======                         =====

--------------

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes warehouse lines of credit, home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and personal loans.

(3) Includes federal funds sold, interest-earning bank deposits, FHLB stock, overnight commercial paper and certificates of deposit.

(4)    Includes NOW, money market and checking accounts.

(5) Acquired in connection with the acquisition of Broad effective the close of business on July 31, 1999.

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

                                          THREE MONTHS ENDED JUNE 30, 2000
                                    COMPARED TO THREE MONTHS ENDED JUNE 30, 1999
                                  ------------------------------------------------
                                              Increase
                                          (Decrease) due to             Total Net
                                        --------------------            Increase
                                       Rate             Volume         (Decrease)
                                      ------            ------         ----------
                                                     (In Thousands)
Interest-earning assets:
Loans receivable:
 Mortgage loans                     $    439          $ 19,597        $ 20,036
 Commercial business loans                17             6,170           6,187
 Other loans(1)                          106             2,342           2,448
                                    --------          --------         -------
Total loans receivable                   562            28,109          28,671

Mortgage-related securities              437            (5,040)         (4,603)
Investment securities                    594              (855)           (261)
Other interest-earning assets            (11)             (271)           (282)
                                    --------          --------          ------
Total net change in income on
 interest-earning assets               1,582            21,943          23,525

Interest-bearing liabilities:
 Deposits:
  Demand deposits                       (615)            1,769           1,154
  Savings deposits                      (520)            1,292             772
  Certificates of deposit                826             4,434           5,260
                                    --------          --------          ------
Total deposits                          (309)            7,495           7,186
Trust preferred securities                --               262             262
Borrowings                               773             1,427           2,200
                                    --------          --------          ------
Total net change in expense on
 interest-bearing liabilities            464             9,184           9,648
                                    --------          --------          ------
Net change in net interest
       income                       $  1,118          $ 12,759        $ 13,877
                                    ========          ========        ========


--------
(1)Includes warehouse lines of credit, home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


GENERAL

       The Company reported a 19.0% increase in diluted earnings per share to $0.25 for the quarter ended June 30, 2000 compared to $0.21 for the quarter ended June 30, 1999. Net income increased 21.2% to $14.5 million for the quarter ended June 30, 2000 compared to $12.0 million for the quarter ended June 30, 1999.

       Cash earnings for the first quarter of fiscal year 2001 increased 36.2% to $21.2 million and increased 33.3% per diluted share to $0.36 compared to the same period in the prior fiscal year. Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock benefit plans, net of tax. The Company believes the reporting of cash earnings along with earnings calculated in accordance with generally accepted accounting principles (GAAP) provides further insight into the Company's operating performance.

NET INTEREST INCOME

       Net interest income increased by $13.9 million or 31.5% to $58.0 million for the three months ended June 30, 2000 as compared to $44.1 million for the three months ended June 30, 1999. The increase was due to a $23.5 million increase in interest income offset in part by a $9.6 million increase in interest expense. The growth in net interest income reflects primarily the $913.1 million increase in average interest-earning assets during the three months ended June 30, 2000 as compared to the same period in the prior year. This increase was primarily attributable to the combination of the assets acquired in connection with the acquisition of Broad in the second quarter of fiscal 2000, the acquisition of Statewide Financial in January 2000, and, to a lesser extent, the growth in commercial mortgage and business loans, which were primarily funded with FHLB borrowings.

       The Company's net interest margin was 3.70% and 3.30% for the three months ended June 30, 2000 and 1999, respectively. The 40 basis point increase in net interest margin for the 2000 period is primarily the result of the effect of the acquisition of Broad's higher yielding commercial loan portfolio and the associated lower cost commercial deposit base. Since the completion of the Broad acquisition, the Company has continued to concentrate on expanding its higher yielding commercial mortgage and business loan portfolios rather than investing in securities.

       The increase in interest income was primarily due to a $913.1 million increase in the average balance of the Company's interest-earning assets combined with a 51 basis point increase in the weighted average yield earned thereon from 6.86% to 7.37% for the three months ended June 30, 1999 and 2000, respectively. The increase in the average balance was primarily attributable to the combination of the assets acquired in connection with the acquisition of Broad in the second quarter of fiscal 2000, the acquisition of Statewide Financial in January 2000 and, to a lesser extent, the growth in commercial mortgage and business loans, which were primarily funded with FHLB borrowings. Interest income on loans increased $28.7 million due to a $1.45 billion increase in the average balance of loans combined with a 15 basis point increase in the yield earned on loans from 7.37% for the three-month fiscal 2000 period to 7.52% for the three-month fiscal 2001 period. Income on investment securities decreased $0.3 million due to a

$59.1 million decrease in the average balance of investment securities partially offset by a 95 basis point increase in the yield earned for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. Interest income on mortgage-related securities decreased $4.6 million during the first quarter of fiscal 2001 compared to the same period in fiscal 2000 as a result of a $315.1 million decrease in the average balance of these securities partially offset by a 17 basis point increase in the yield earned. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $0.3 million in the current quarter compared to the prior year quarter due to a decrease of $2.1 million in interest on federal funds and overnight deposits which was partially offset by an increase of $1.8 million in dividends on FHLB stock.

       Interest expense increased $9.6 million to $57.1 million or 20.3% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increased FHLB borrowings associated with the continuation of the Company's leveraging strategy resulted in additional interest expense of $2.2 million. The $976.4 million increase in the average balance of deposits increased interest paid on deposits by $7.2 million, which was partially offset by a 17 basis point decline in the average rate paid on deposits to 3.54% for the quarter ended June 30, 2000, compared to 3.71% for the quarter ended June 30, 1999, reflecting the acquisition of Broad's lower cost commercial deposit base.

PROVISION FOR LOAN LOSSES

       The Company's provision for loan losses decreased by 69.9%, from $2.6 million for the three months ended June 30, 1999 to $0.8 million for the three months ended June 30, 2000. The Company continues to provide for loan losses due to its ongoing and increasing investment in multi-family residential and commercial real estate and business loans. Such loans may be subject to greater risk of loss. The decrease in the provision for the quarter is based on the continued strength of the Company's asset quality with non-performing assets as a percentage of total assets declining to 44 basis points at June 30, 2000 compared to 65 basis points at June 30, 1999.

NON-INTEREST INCOME

       Non-interest income, excluding gains and losses on sales of securities, increased $2.0 million to $6.1 million for the three months ended June 30, 2000 compared to $4.1 million for the three months ended June 30, 1999. Service fee income increased $3.2 million primarily as a result of fee income generated by the Broad and Statewide branch networks, increased fees on sales of annuities and mutual funds and an increase in banking service and ATM fees. Other non-interest income decreased $1.1 million as a result of lower mortgage prepayment fees of $1.4 million. During the first quarter of fiscal 2000, the Company incurred a net loss of $2.2 million on the sale of approximately $379.0 million of securities, consisting primarily of collateralized mortgage obligation bonds, which were sold primarily to fund mortgage originations.

NON-INTEREST EXPENSES

      Non-interest expense amounted to $38.2 million for the quarter ended June 30, 2000 compared to $24.4 million for the quarter ended June 30, 1999. The $13.8 million growth in expenses was primarily attributable to increases in personnel costs of $5.7 million, occupancy costs of $1.9 million, data processing fees of $0.3 million, amortization of intangibles of $3.2 million and other non-interest expenses of $2.8 million.

      Compensation and employee benefits expense increased $5.7 million or 55.9% to $16.0 million for the three months ended June 30, 2000 as compared to the same period in the prior year. The increase is primarily the result of staff additions related to the Broad and Statewide acquisitions and normal merit salary increases.

      Occupancy costs increased $1.9 million to $5.3 million during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase is primarily the result of the expansion of operations resulting from the acquisition of Broad in the second quarter of fiscal 2000 and Statewide in January 2000.

      Data processing service expenses increased by $0.3 million or 12.2% to $2.4 million during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 due to the expansion of operations resulting from the acquisitions of Broad and Statewide.

      Amortization of intangibles increased $3.2 million to $5.4 million for the quarter ended June 30, 2000 as compared to $2.2 million for the quarter ended June 30, 1999. The increase is primarily due to approximately $99.6 million of goodwill associated with the Broad acquisition and approximately $89.3 million of goodwill associated with the Statewide acquisition, both of which are being amortized over 15 years.

      Other non-interest expenses increased $2.8 million, or 58.0%, to $7.6 million for the three months ended June 30, 2000 compared to the same period in the prior year primarily due to additional expenses associated with the expansion of operations resulting from the acquisitions of Broad and Statewide. These expenses also include items such as equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

INCOME TAXES

      Income tax expense amounted to $10.6 million and $7.0 million for the three months ended June 30, 2000 and 1999, respectively. The increase experienced in the fiscal 2001 period reflected in part the increase in the Company's income before income taxes, as well as an increase in the Company's effective tax rate for the three months ended June 30, 2000 to 42.2% compared to 36.8% for the three months ended June 30, 1999. The increase in effective tax rate is due to the non-deductible amortization of intangibles arising from the Broad and Statewide acquisitions in fiscal 2000.

      As of June 30, 2000, the Company had a net deferred tax asset of $86.2 million. No valuation allowance was deemed necessary with respect to such asset.

REGULATORY CAPITAL REQUIREMENTS

       The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 2000.

                                    REQUIRED               ACTUAL             EXCESS
                                PERCENT   AMOUNT    PERCENT   AMOUNT   PERCENT       AMOUNT
                              -------------------  ------------------ ----------------------
                                           (DOLLARS IN THOUSANDS)

Tier I leverage capital
 ratio(1)(2)                   4.0%      $256,634     8.0%   $515,524   4.0%       $258,890

Risk-based capital
 ratios:(2)
 Tier I                        4.0        176,806    11.7     515,524   7.7         338,718
 Total                         8.0        353,611    12.9     570,990   4.9         217,379

--------------
(1) Reflects the 4.0% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations.

(2) The Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized" the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.

LIQUIDITY AND COMMITMENTS

       The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Historically, the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds prior to fiscal 1999. However, due to the Company's increased focus and market demand for mortgage loans during fiscal 1999 and 2000, and in connection with the implementation of the Company's leverage strategy, the Company has increased its FHLB borrowings, which totaled $1.33 billion at June 30, 2000.

       Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or Dutch Auction Rate Preferred Stock securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At June 30, 2000, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $43.8 consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended June 30, 2001. At June 30, 2000 outstanding commitments for other loans totaled $50.8 million, primarily comprised of home equity loans and lines of credit. In addition, at June 30, 2000, unused commercial business lines of credit and warehouse mortgage lines of credit outstanding were $171.9 million and $109.7 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $1.85 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended March 31, 2000, which was filed with the Securities and Exchange Commission on June 23, 2000.

       One of the methods the Company utilizes to predict the effect of changing interest rates on assets and liabilities is to estimate the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, theoretically represents the market value of the Company's net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed-rate asset will decline, whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not decline.

       The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of June 30, 2000.

                                                           NPV AS % OF
CHANGE (IN BASIS POINTS)                                    PORTFOLIO
IN INTEREST RATES          NET PORTFOLIO VALUE           VALUE OF ASSETS
-------------------        --------------------         ------------------
                                                       NPV        CHANGE IN
                   AMOUNT     $ CHANGE    % CHANGE    RATIO       NPV RATIO
                 --------     --------    --------   -------     ------------
+300                362,133   (289,619)   (44.47)%     6.12%       (3.87)%
+200                454,007   (197,745)   (30.34)      7.43        (2.56)
+100                549,917   (101,835)   (15.62)      8.71        (1.28)
   0                651,752         --        --       9.99           --
-100                770,313    118,561     18.19      11.41         1.42
-200                897,444    245,692     37.70      12.90         2.91
-300              1,053,053    401,301     61.57      14.69         4.70

--------------

       As of June 30, 2000, the Company's NPV was $651.8 million, or 9.99% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $454.0 million, or 7.43% of the market value of assets. The change in the NPV ratio or the Company's Sensitivity Measure was negative 2.56%.

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

      Item 1.     Legal Proceedings
                  Not applicable

      Item 2.     Changes in Securities and Use of Proceeds
                  Not applicable

      Item 3.     Defaults upon Senior Securities
                  Not applicable

      Item 4.     Submission of Matters to a Vote of Security Holders

                  (a) The Company held its Annual Meeting of Stockholders on July 28, 2000. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated June 23, 2000.
                  Of the 65,719,845 shares eligible to vote at the meeting, 56,396,820 were represented in person or by proxy.



                  (b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected for a three year term expiring in 2003, as follows:

                                          No. of Votes      No. of Votes
                                              For            Withheld
                                           ----------       ----------
                     Chaim Y. Edelstein    55,605,126         791,694
                     Donald E. Kolowsky    55,613,422         783,398
                     Joseph S. Morgano     54,514,682       1,882,138
                     Wesley D. Ratcliff    55,615,246         781,574
                     Victor M. Richel      55,447,760         949,060

                  The following directors are serving terms of office that continue through 2001 and 2002, as noted:


                     Director             Year Term Expires
                     --------             -----------------
                     Robert B. Catell           2001
                     Rohit M. Desai             2001
                     Robert W. Gelfman          2001
                     Charles J. Hamm            2001
                     Scott M. Hand              2001
                     Maria Fiorini Ramirez      2001
                     Willard N. Archie          2002
                     Donald H. Elliott          2002
                     Donald M. Karp             2002
                     Janine Luke                2002
                     Malcolm MacKay             2002

                  (c) One additional proposal was submitted for a vote, with the following results:

                                                No. of Votes   No. of Votes   No. of  Votes
                                                    For          Against        Abstaining
                                               ------------  -------------    -------------

                  (1)Ratification of
                  the appointment of
                  Ernst & Young LLP
                  as independent
                  auditors for the
                  fiscal year ending
                  March 31, 2001                55,806,898     326,023          263,899



      Item 5.     Other Information
                  Not applicable

      Item 6.     Exhibits and Reports on Form 8-K
                  a) Exhibits
                        27.0  Financial Data Schedule

                  b) Reports on Form 8-K
                        Not applicable

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.


Date: August 11, 2000               By:/s/ Charles J. Hamm
     ----------------                 ----------------------------------
                                           Charles J. Hamm
                                           Chairman, President and
                                             Chief Executive Officer



Date: August 11, 2000               By:/s/ John B. Zurell
     ----------------                 ----------------------------------
                                           John B. Zurell
                                           Executive Vice President and
                                             Chief Financial Officer