Form 10-Q
period 2000-09-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2000-11-14
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                         Commission File Number 0-23229
                        INDEPENDENCE COMMUNITY BANK CORP.
             (Exact name of registrant as specified in its charter)


                      Delaware                                            13-3387931
--------------------------------------------------------------       ----------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S.Employer
                                                                     Identification Number)


            195 Montague Street
             Brooklyn, New York                                               11201
--------------------------------------------------                        -------------
   (Address of principal executive office)                                 (Zip Code)


                                 (718) 722-5300
              ----------------------------------------------------
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
        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At November 3, 2000, the registrant had 62,216,626 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.


Table of Contents                                                         PAGE
-----------------------------------------------------------------------  -------

Part I                    Financial Information

               Item 1     Financial Statements

                          Consolidated Statements of Financial               3
                          Condition as of September 30, 2000 (unaudited)
                          and March 31, 2000

                          Consolidated Statements of Income for              4
                          the three and six months ended
                          September 30, 2000 and 1999 (unaudited)

                          Consolidated Statements of Changes in              5
                          Stockholders' Equity for the six
                          months ended September 30, 2000 and 1999
                          (unaudited)

                          Consolidated Statements of Cash Flows              6
                          for the six months ended
                          September 30, 2000 and 1999(unaudited)

                          Notes to Consolidated Financial                    8
                          Statements (unaudited)

               Item 2     Management's Discussion and Analysis              17
                          of Financial Condition and Results of
                          Operations

               Item 3     Quantitative and Qualitative Disclosures          30
                          About Market Risk

Part II                   Other Information

               Item 1     Legal Proceedings                                 31

               Item 2     Changes in Securities and Use of Proceeds         31

               Item 3     Defaults upon Senior Securities                   31

               Item 4     Submission of Matters to a Vote of                31
                          Security Holders

               Item 5     Other Information                                 31

               Item 6     Exhibits and Reports on Form 8-K                  31

Signatures                                                                  32


                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)

                                                                           SEPTEMBER 30,        MARCH 31,
                                                                               2000               2000
                                                                               ----               ----
                                                                            (Unaudited)        (Audited)

ASSETS:
Cash and due from banks                                                       $  321,287        $  134,170
Federal funds sold                                                                    --            17,997
                                                                              ----------        ----------
    Total cash and cash equivalents                                              321,287           152,167
                                                                              ----------        ----------

Securities available-for-sale:
  Investment securities                                                          175,947           212,768
  Mortgage-related securities                                                    729,685           773,031
                                                                              ----------        ----------
    Total securities available-for-sale                                          905,632           985,799
                                                                              ----------        ----------

Mortgage loans on real estate                                                  4,589,182         4,455,845
Other loans                                                                      573,697           494,675
                                                                              ----------        ----------
    Total loans                                                                5,162,879         4,950,520
    Less: allowance for possible loan losses                                     (72,319)          (70,286)
                                                                              ----------        ----------
    Total loans, net                                                           5,090,560         4,880,234
                                                                              ----------        ----------

Premises, furniture and equipment, net                                            87,338            88,704
Accrued interest receivable                                                       36,499            33,509
Intangible assets, net                                                           210,262           220,979
Other assets                                                                     219,411           242,758
                                                                              ----------        ----------
    Total assets                                                              $6,870,989        $6,604,150
                                                                              ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                      $4,467,244        $4,412,032
Borrowings                                                                     1,412,129         1,162,738
Company-obligated mandatorily redeemable cumulative trust
  preferred securities of a subsidiary trust holding solely junior
  debentures of the Company                                                       11,067            11,500
Escrow and other deposits                                                         54,937            73,516
Accrued expenses and other liabilities                                           105,546           109,557
                                                                              ----------        ----------
    Total liabilities                                                          6,050,923         5,769,343
                                                                              ----------        ----------

Stockholders' equity:
 Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 63,224,526 and
    67,254,439 shares outstanding at September 30, 2000
    and March 31, 2000, respectively                                                 760               760
 Additional paid-in-capital                                                      717,935           718,953
 Treasury stock at cost: 12,819,224 and 8,789,311 shares at
    September 30, 2000 and March 31, 2000, respectively                         (169,261)         (116,693)
 Unallocated common stock held by ESOP                                           (85,277)          (87,749)
 Non-vested awards under Recognition and Retention Plan                          (24,776)          (27,907)
 Retained earnings, substantially restricted                                     402,148           380,358
 Accumulated other comprehensive loss:
   Net unrealized loss on securities available-for-sale, net of tax              (21,463)          (32,915)
                                                                              ----------        ----------
    Total stockholders' equity                                                   820,066           834,807
                                                                              ----------        ----------

    Total liabilities and stockholders' equity                                $6,870,989        $6,604,150
                                                                              ==========        ==========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          ------------------                     ----------------
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                              -------------                        -------------
                                                          2000              1999              2000              1999
                                                          ----              ----              ----              ----

INTEREST INCOME:
Mortgage loans on real estate                          $  84,846         $  71,567         $ 168,789         $ 135,474
Other loans                                               12,807             4,776            23,900             7,235
Investment securities                                      3,073             4,466             6,457             8,111
Mortgage-related securities                               12,417            13,681            25,309            31,175
Other                                                      3,050             3,378             6,832             7,442
                                                       ---------         ---------         ---------         ---------
    Total interest income                                116,193            97,868           231,287           189,437
                                                       ---------         ---------         ---------         ---------

INTEREST EXPENSE:
Deposits                                                  42,226            33,905            81,782            66,275
Borrowings                                                19,724            15,277            36,986            30,339
Trust preferred securities                                   263               182               525               182
                                                       ---------         ---------         ---------         ---------
    Total interest expense                                62,213            49,364           119,293            96,796
                                                       ---------         ---------         ---------         ---------

Net interest income                                       53,980            48,504           111,994            92,641
Provision for loan losses                                     --             2,930               792             5,559
                                                       ---------         ---------         ---------         ---------
    Net interest income after provision for
      loan losses                                         53,980            45,574           111,202            87,082

NON-INTEREST INCOME:
Net gain (loss) on sales of loans and securities           2,000               393             1,999            (1,776)
Service fees                                               5,914             3,673            11,148             5,754
Other                                                        835             1,020             1,696             2,997
                                                       ---------         ---------         ---------         ---------
    Total non-interest income                              8,749             5,086            14,843             6,975
                                                       ---------         ---------         ---------         ---------

NON-INTEREST EXPENSE:
Compensation and employee benefits                        14,300            12,991            30,336            23,290
Occupancy costs                                            5,460             3,645            10,788             7,047
Data processing fees                                       1,997             2,298             4,347             4,393
Advertising                                                1,566             1,415             2,932             2,830
FDIC insurance premiums                                      239               293               428               575
Amortization of intangible assets                          5,282             3,359            10,634             5,514
Other                                                      6,733             5,400            14,275            10,157
                                                       ---------         ---------         ---------         ---------
    Total non-interest expense                            35,577            29,401            73,740            53,806
                                                       ---------         ---------         ---------         ---------

Income before provision for income taxes                  27,152            21,259            52,305            40,251
Provision for income taxes                                11,462             8,236            22,079            15,230
                                                       ---------         ---------         ---------         ---------
    Net income                                         $  15,690         $  13,023         $  30,226         $  25,021
                                                       =========         =========         =========         =========

Basic earnings per share                                   $0.27             $0.22             $0.52             $0.43
                                                           =====             =====             =====             =====
Diluted earnings per share                                 $0.27             $0.22             $0.52             $0.43
                                                           =====             =====             =====             =====

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)


                                                                                                                Unallocated
                                                                                         Additional               Common
                                                                                Common    Paid in    Treasury   Stock Held
                                                                                 Stock    Capital     Stock       by ESOP
------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2000                                                         $ 760   $718,953   $(116,693)  $(87,749)
Comprehensive income:
   Net income for the three months ended September 30, 2000                         --         --          --         --
   Other comprehensive income, net of tax benefit of $16.4 million
       Change in net unrealized losses on securities available-for-sale,
          net of tax                                                                --         --          --         --
       Less: reclassification adjustment of net losses realized in net
          income, net of tax                                                        --         --          --         --
                                                                              -------------------------------------------
Comprehensive income                                                                --         --          --         --
Repurchase of common stock (4,054,472 shares)                                       --         --     (52,686)        --
Treasury stock issued for options exercised (24,559 shares)                         --       (226)        118         --
Dividends declared                                                                  --         --          --         --
ESOP shares committed to be released                                                --       (646)         --      2,472
Amortization of earned portion of Recognition Plan                                  --       (146)         --         --
                                                                              -------------------------------------------
Balance - September 30, 2000                                                     $ 760   $717,935   $(169,261)  $(85,277)
                                                                              ===========================================

Balance - March 31, 1999                                                         $ 760   $739,090   $(125,993)  $(92,693)
Comprehensive income:
   Net income for the three months ended September 30, 1999                         --         --          --         --
   Other comprehensive income, net of tax benefit of $15.1 million
        Change in net unrealized losses on securities available-for-sale,
            net of tax                                                              --         --          --         --
        Less: reclassification adjustment of net losses realized in net
            income, net of tax                                                      --         --          --         --
                                                                              -------------------------------------------
Comprehensive income                                                                --         --          --         --
Repurchase of common stock (5,467,508 shares)                                       --         --     (72,370)        --
Treasury stock issued for Broad National Bancorporation acquisition
   (4,950,699 shares)                                                               --     (7,317)     73,376         --
Treasury Stock issued for options exercised (107, 419 shares)                       --     (1,577)      1,712         --
Dividends declared                                                                  --         --          --         --
ESOP shares committed to be released                                                --       (645)         --      2,472
Amortization of earned portion of Recognition Plan                                  --       (179)         --         --
                                                                              -------------------------------------------
Balance - September 30, 1999                                                     $ 760   $729,372   $(123,275)  $(90,221)
                                                                              ===========================================

                                                                                 Unearned
                                                                                 Common
                                                                                 Stock                      Accumulated
                                                                                 Held by                       Other
                                                                                Recognition    Retained    Comprehensive
                                                                                   Plan        Earnings    Income/(Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2000                                                         (27,907)      $380,358       $(32,915)    $834,807
Comprehensive income:
   Net income for the three months ended September 30, 2000                           --         30,226             --       30,226
   Other comprehensive income, net of tax benefit of $16.4 million
       Change in net unrealized losses on securities available-for-sale,
          net of tax                                                                  --             --         11,405       11,405
       Less: reclassification adjustment of net losses realized in net
          income, net of tax                                                          --             --             47           47
                                                                              ------------------------------------------------------
Comprehensive income                                                                  --         30,226         11,452       41,678
Repurchase of common stock (4,054,472 shares)                                         --             --             --      (52,686)
Treasury stock issued for options exercised (24,559 shares)                           --             --             --         (108)
Dividends declared                                                                    --         (8,436)            --       (8,436)
ESOP shares committed to be released                                                  --             --             --        1,826
Amortization of earned portion of Recognition Plan                                 3,131             --             --        2,985
                                                                              ------------------------------------------------------
Balance - September 30, 2000                                                    $(24,776)      $402,148       $(21,463)    $820,066
                                                                              ======================================================

Balance - March 31, 1999                                                        $(33,918)      $340,019       $ (2,303)    $824,962
Comprehensive income:
   Net income for the three months ended September 30, 1999                           --         25,021             --       25,021
   Other comprehensive income, net of tax benefit of $15.1 million
        Change in net unrealized losses on securities available-for-sale,
            net of tax                                                                --             --        (17,898)     (17,898)
        Less: reclassification adjustment of net losses realized in net
            Income, net of tax                                                        --             --         (3,943)      (3,943)
                                                                              ------------------------------------------------------
Comprehensive income                                                                  --         25,021        (21,841)       3,180
Repurchase of common stock (5,467,508 shares)                                         --             --             --      (72,370)
Treasury stock issued for Broad National Bancorporation acquisition
   (4,950,699 shares)                                                                 --             --             --       66,059
Treasury Stock issued for options exercised (107, 419 shares)                         --             --             --          135
Dividends declared                                                                    --         (5,424)            --       (5,424)
ESOP shares committed to be released                                                  --             --             --        1,827
Amortization of earned portion of Recognition Plan                                 3,094             --             --        2,915
                                                                              ------------------------------------------------------
Balance - September 30, 1999                                                    $(30,824)      $359,616       $(24,144)    $821,284
                                                                              ======================================================


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                             ------------------------------
                                                                     2000           1999
                                                             ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $ 30,226       $ 25,021
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan losses                                               792          5,559
Net (gain) loss on sale of loans and securities                      (1,999)         1,776
Amortization of deferred income and premiums                         (2,605)        (1,388)
Amortization of intangibles                                          10,634          5,514
Depreciation and amortization                                         5,950          4,418
Deferred income tax provision (benefit)                               1,152         (6,565)
Amortization of unearned compensation of ESOP and RRP                 4,732          4,742
(Increase) decrease in accrued interest receivable                   (2,990)         1,941
Decrease in accounts receivable-securities transactions                 304            299
Decrease (increase) in other accounts receivable                     19,113        (18,924)
(Decrease) increase in accrued expenses and other
   liabilities                                                       (4,011)        19,704
Other, net                                                           (2,750)        (9,076)
                                                                   --------       --------
Net cash provided by operating activities                            58,548         33,021
                                                                   --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:

Loan originations and purchases                                    (516,181)      (886,170)
Principal payments on loans                                         321,099        383,248
Proceeds from sale of loans                                          42,848          1,708
Advances on warehouse mortgage lines of credit                     (742,477)            --
Repayments on warehouse mortgage lines of credit                    682,462             --
Proceeds from sale of securities available-for-sale                  49,639        431,973
Proceeds from maturities of securities available-for-sale             5,291        114,546
Principal collected on securities available-for-sale                 60,555        158,099
Purchases of securities available-for-sale                          (13,100)      (322,367)
Purchase of FHLB stock                                                   --         (2,088)
Cash consideration paid to acquire Broad                                 --        (66,059)
Cash and cash equivalents acquired from Broad acquisition                --        196,653
Proceeds from sale of other real estate                                 451            171
Net additions to premises, furniture and equipment                   (4,584)        (2,763)
                                                                   --------       --------
Net cash (used in) provided by investing activities                (113,997)         6,951
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in demand and savings deposits              (41,679)        21,072
Net increase (decrease) in time deposits                             96,891        (73,807)
Net increase in borrowings                                          249,391         45,328
Net decrease in escrow and other deposits                           (18,579)       (10,157)
Decrease in cumulative trust preferred securities                      (433)            --
Proceeds on exercise of stock options                                   100             --
Repurchase of common stock                                          (52,686)       (72,370)
Dividends paid                                                       (8,436)        (5,424)
                                                                   --------       --------
Net cash provided by (used in) financing activities                 224,569        (95,358)
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                169,120        (55,386)
Cash and cash equivalents at beginning of period                    152,167        279,885
                                                                   --------       --------
Cash and cash equivalents at end of period                         $321,287       $224,499
                                                                   ========       ========

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                             ------------------------------
                                                                     2000           1999
                                                             ------------------------------

SUPPLEMENTAL INFORMATION

  Income taxes paid                                                $ 25,249       $  1,255
                                                                   ========       ========
  Interest paid                                                    $ 55,341       $ 44,967
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

        As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the "Foundation") and donated concurrently with the completion of the initial public offering 5,632,870 shares of common stock of the Company valued at the time of its contribution at $56.3 million. The Foundation was established in order to further the Company's and the Bank's commitment to the communities they serve.

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

        The Board of Directors declared the Company's ninth consecutive quarterly cash dividend on October 27, 2000. The dividend amounted to $0.08 per share of common stock and is payable on November 22, 2000 to shareholders of record on November 8, 2000.

        On July 28, 2000 the Company announced that its Board of Directors authorized a seventh stock repurchase plan for up to five percent of common shares then outstanding or 3,221,718 shares. As of September 30, 2000, a total of 22,247,213 shares had been purchased at an aggregate cost of $305.1 million pursuant to the Company's seven repurchase programs. The Company completed the sixth stock repurchase plan on August 1, 2000 pursuant to which 3,390,972 shares were repurchased.

        The repurchased shares are being held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in the two acquisitions by the Company in Note 2 below. Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan"), and for general corporate purposes.


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

        The acquisition of Broad was accounted for as a purchase and the excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $98.8 million, which is being amortized on a straight-line basis over 15 years.

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


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Financial Statement Presentation

        The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

        Business

        The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 66 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau County, New York and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Bank closed a branch office in Hudson County, New Jersey in September 2000. The Bank opened a branch office in Staten Island in October 2000 and a branch office in Brooklyn in November 2000. In addition, the Bank has filed for regulatory approval to establish a new branch in Nassau County. In September 2000, the Company introduced a new and easy to use internet and telephonic banking system as an overall service delivery program. The system includes a new Interactive Voice Response system, enhanced ATM capabilities and a new 24 hour customer Call Center. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

4. EARNINGS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan")shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 57,082,772 and 57,273,984 shares, respectively, for the quarter ended September 30, 2000 compared to 59,006,768 shares for the quarter ended September 30, 1999. For the six months ended September 30, 2000, basic and diluted weighted-average common shares outstanding were 57,979,632 and 58,120,718 shares, respectively compared to 58,509,369 shares for the six months ended September 30, 1999.


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

        Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Compensation expense related to the 140,822 shares committed to be released during the first six months of fiscal 2001 was $1.7 million, which was equal to the shares committed to be released by the ESOP multiplied by the average estimated fair value of the common stock during the period in which they were released. At September 30, 2000, 563,288 shares were allocated to participant accounts.

        1998 Recognition and Retention Plan

        The Recognition Plan was implemented in September 1998 and may make restricted stock grants in an aggregate amount of up to 4% of the common stock sold in the Conversion, or 2,816,435 shares. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. On September 25, 1998, (the "Anniversary Date"), the Board of Directors issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Board of Directors granted non-performance share awards covering 28,363 shares during fiscal 2000 and 25,363 shares for the first six months of fiscal 2001. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the Anniversary Date. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $3.0 million related to the Recognition Plan for the six months ended September 30, 2000.

        1998 Stock Option Plan

        The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 10% of the common stock sold in the conversion, or 7,041,088 shares, to officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "Option Anniversary Date"), the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from the Option Anniversary Date. During fiscal 2000 and 2001, the Board of Directors granted options covering 146,000 and 25,000 shares, respectively. Subject to certain exceptions, options become 100% vested upon termination of employment due to death, disability or retirement. The option exercise price per share was the fair market value of the Company's common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after the date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the six months ended September 30, 2000 or its statement of condition at September 30, 2000.

        Broad and Statewide maintained several stock option plans for its officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. Subsequent to the acquisitions, 393,492 of such options to purchase the Company's common stock have been exercised.

6. COMPREHENSIVE INCOME

         Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distribution to owners. Other comprehensive income includes revenues; expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income consists solely of unrealized gains and losses on available-for-sale securities.

7. SECURITIES AVAILABLE-FOR-SALE

        The amortized cost and estimated fair value of securities available-for-sale at September 30, 2000 are as follows:

                                                                    GROSS        GROSS     ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                        COST        GAINS        LOSSES     VALUE
                                                        ----        -----        ------     -----
                                                                         (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                        $148,506       $ 960    $(14,496)   $134,970
   Municipals                                             3,445          --         (81)      3,364
                                                       --------      ------    --------    --------
 Total debt securities                                  151,951         960     (14,577)    138,334
                                                       --------      ------    --------    --------
 Equity securities:
   Preferred                                             36,365          --         (86)     36,279
   Common                                                   895         439          --       1,334
                                                       --------      ------    --------    --------
 Total equity securities                                 37,260         439         (86)     37,613
                                                       --------      ------    --------    --------
Total investment securities                             189,211       1,399     (14,663)    175,947
                                                       --------      ------    --------    --------

Mortgage-related securities:
  FNMA pass through certificates                          6,840          56          (6)      6,890
  GNMA pass through certificates                         31,101         492         (91)     31,502
  FHLMC pass through certificates                         6,369          57         (62)      6,364
  Collateralized mortgage obligation bonds              710,014          --     (25,085)    684,929
                                                       --------      ------    --------    --------
Total mortgage-related securities                       754,324         605     (25,244)    729,685
                                                       --------      ------    --------    --------
Total securities available-for-sale                    $943,535      $2,004    $(39,907)   $905,632
                                                       ========      ======    ========    ========

        The amortized cost and estimated fair value of securities available-for-sale at March 31, 2000 are as follows:

                                                                    GROSS        GROSS     ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                        COST        GAINS        LOSSES     VALUE
                                                        ----        -----        ------     -----
                                                                         (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                        $153,930      $1,127    $(17,185)   $137,872
   Municipals                                             3,615          --        (126)      3,489
                                                     ----------      ------    --------    --------
 Total debt securities                                  157,545       1,127     (17,311)    141,361
                                                     ----------      ------    --------    --------
  Equity securities:
   Preferred                                             46,365          --         (95)     46,270
   Common                                                25,497       1,637      (1,997)     25,137
                                                     ----------      ------    --------    --------
 Total equity securities                                 71,862       1,637      (2,092)     71,407
                                                     ----------      ------    --------    --------
Total investment securities                             229,407       2,764     (19,403)    212,768
                                                     ----------      ------    --------    --------

Mortgage-related securities:
  FNMA pass through certificates                          8,631          49        (114)      8,566
  GNMA pass through certificates                         35,385         354        (101)     35,638
  FHLMC pass through certificates                         7,807          58         (81)      7,784
  Collateralized mortgage obligation bonds              762,635          --     (41,592)    721,043
                                                     ----------      ------    --------    --------
Total mortgage-related securities                       814,458         461     (41,888)    773,031
                                                     ----------      ------    --------    --------
Total securities available-for-sale                  $1,043,865      $3,225    $(61,291)   $985,799
                                                     ==========      ======    ========    ========

8. LOAN PORTFOLIO COMPOSITION

        The following table sets forth the composition of the Company's loan portfolio at the dates indicated.


                                                            SEPTEMBER 30, 2000          MARCH 31, 2000
                                                            ------------------          --------------
                                                                         PERCENT                  PERCENT
                                                                         -------                  -------
                                                                           OF                       OF
                                                                           --                       --
                                                             AMOUNT       TOTAL       AMOUNT       TOTAL
                                                             ------       -----       ------       -----
                                                                        (DOLLARS IN THOUSANDS)

Mortgage Loans on Real Estate:
  Single-family residential                                $  635,546      12.3%    $  674,118      13.6%
  Cooperative apartment                                       433,503       8.4        462,185       9.3
  Multi-family residential                                  2,840,443      55.0      2,731,104      55.2
  Commercial real estate                                      687,987      13.3        597,165      12.1
                                                           ----------     -----     ----------     -----
  Total principal balance - mortgage loans                  4,597,479      89.0      4,464,572      90.2
  Less net deferred fees                                        8,297       0.2          8,727       0.2
                                                           ----------     -----     ----------     -----
Total mortgage loans on real estate                         4,589,182      88.8      4,455,845      90.0
                                                           ----------     -----     ----------     -----

Commercial Business Loans                                     271,836       5.3        253,606       5.1
                                                           ----------     -----     ----------     -----

Other Loans:
  Student loans                                                37,405       0.7         39,260       0.8
  Home equity loans and lines                                 124,424       2.4        121,109       2.4
  Warehouse mortgage lines of credit                          108,190       2.1         48,175       1.0
  Consumer and other loans                                     33,500       0.7         34,318       0.7
                                                           ----------     -----     ----------     -----
  Total principal balance - other loans                       303,519       5.9        242,862       4.9
  Less unearned discounts and deferred fees                     1,658       0.0          1,793       0.0
                                                           ----------     -----     ----------     -----
Total other loans                                             301,861       5.9        241,069       4.9

Total loans receivable                                      5,162,879     100.0%     4,950,520     100.0%
                                                           ----------     =====     ----------     =====
Less allowance for loan losses                                 72,319                   70,286
                                                           ----------               ----------
Loans receivable, net                                      $5,090,560               $4,880,234
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

                                                               SEPTEMBER 30,      MARCH 31,
                                                               -------------      ---------
                                                                   2000             2000
                                                                   ----             ----
                                                                 (DOLLARS IN THOUSANDS)

Non-accrual loans:
  Mortgage loans:
   Single-family residential                                       $  4,322        $  3,712
   Cooperative apartment                                                219             243
   Multi-family residential                                           1,157           1,128
   Commercial real estate                                             3,495           3,281
  Commercial business loans                                           4,937           3,821
  Other loans(1)                                                        151              33
                                                                   --------        --------
     Total non-accrual loans                                         14,281          12,218
                                                                   --------        --------
Loans past due 90 days or more as to:
  Interest and accruing                                               3,371           2,616
  Principal and accruing(2)                                          13,895          11,516
                                                                   --------        --------
     Total past due loans and accruing                               17,266          14,132
                                                                   --------        --------

     Total non-performing loans                                      31,547          26,350
                                                                   --------        --------
Other real estate owned, net(3)                                         235              68
                                                                   --------        --------
Total non-performing assets                                        $ 31,782        $ 26,418
                                                                   ========        ========


Allowance for loan losses as a percent of total loans                 1.40%           1.42%

Allowance for loan losses as a percent of non-
 performing loans                                                   229.24%         266.74%

Non-performing loans as a percent of total loans                      0.61%           0.53%

Non-performing assets as a percent of total assets                    0.46%           0.40%


----------
(1)   Consists primarily of home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity, which continue to make payments on a basis consistent with the original repayment schedule.

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

                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                                     SEPTEMBER 30,
                                                                     -------------
                                                                    2000         1999
                                                                    ----         ----
                                                                 (DOLLARS IN THOUSANDS)

Allowance at beginning of period                                   $70,286      $46,823
                                                                   -------      -------
Allowance of acquired institution(1)                                    --        6,658
                                                                   -------      -------

Provision:
  Mortgage loans                                                       525        5,550
  Consumer and commercial business loans(2)                            267            9
                                                                   -------      -------
  Total provisions                                                     792        5,559
                                                                   -------      -------

Charge-offs:
  Mortgage loans                                                       105           42
  Consumer and commercial business loans(2)                            418           75
                                                                   -------      -------
  Total charge-offs                                                    523          117
                                                                   -------      -------

Recoveries:
  Mortgage loans                                                       728          126
  Consumer and commercial business loans(2)                          1,241          785
                                                                   -------      -------
  Total recoveries                                                   1,764          911
                                                                   -------      -------

Net recoveries                                                       1,241          794
                                                                   -------      -------
Allowance at end of period                                         $72,319      $59,834
                                                                   =======      =======

Allowance for possible loan losses as a
 percent of total loans                                              1.40%        1.37%

Allowance for possible loan losses as a
 percent of total non-performing loans(3)                          229.24%      221.14%


----------
(1) Reflects allowance for loan losses acquired in connection with the acquisition of Broad during fiscal 2000.

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


CHANGES IN FINANCIAL CONDITION

GENERAL

        Total assets at September 30, 2000 were $6.87 billion, an increase of $266.8 million, from $6.60 billion at March 31, 2000. The increase resulted mainly from the growth of the Company's loan portfolio funded primarily by increased borrowings. At September 30, 2000, by comparison to March 31, 2000, the Company had increases of $112.4 million in the total loan portfolio and $169.1 million in cash and cash equivalents, while the securities available-for-sale portfolio decreased $80.2 million, other assets decreased $23.3 million and intangible assets decreased $10.7 million during the same period.

CASH AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS")

        Cash and cash equivalents increased from $152.2 million at March 31, 2000, to $321.3 million at September 30, 2000. The $169.1 million increase was principally due to a temporary build up of liquidity, resulting primarily from the sale of securities in anticipation of funding the $100 million Bank Owned Life Insurance ("BOLI") program in the third quarter of fiscal 2001. The BOLI will provide an attractive tax-exempt return to the Company, will be used to fund various employee benefit plans and will be classified in other assets in the Statement of Financial Condition. Additionally, a portion of the excess liquidity resulted from additional FHLB borrowings, which will be used to fund current commitments for mortgage and commercial business loans (see "Loans, net" below).


SECURITIES AVAILABLE-FOR-SALE

        The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $80.2 million or 8.1% from $985.8 million at March 31, 2000 to $905.6 million at September 30, 2000. Total securities decreased during the six months ended September 30, 2000, primarily as a result of the sale of approximately $47.7 million of securities, consisting primarily of equity securities, which were sold to increase the Company's liquid assets and to take advantage of favorable market conditions in anticipation of funding the $100 million BOLI program. The decrease was also the result of funds received from the amortization on mortgage-related securities, which funds were utilized to fund higher yielding mortgage and commercial business loan originations (see "Loans, net" below).

        As of September 30, 2000 and March 31, 2000, the Company's investment securities totaled $175.9 million and $212.8 million, respectively, all of which were classified as available-for-sale. The Company's mortgage-related securities, a portion of which at September 30, 2000 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), decreased from $773.0 million at March 31, 2000 to $729.7 million at September 30, 2000.

        At September 30, 2000, the Company had a $37.9 million net unrealized loss on available-for-sale investment and mortgage-related securities.


LOANS, NET

        Loans, net, increased by $210.3 million or 4.3% to $5.09 billion at September 30, 2000 from $4.88 billion at March 31, 2000. During the first six months of fiscal 2001, the Company originated approximately $368.0 million of mortgage loans, compared to $802.7 million in the corresponding period of last year. The decline in mortgage originations is due to a combination of aggressive pricing by competitors in the New York metropolitan area in order to attain market share, combined with a general reduction in demand for loan products due to increased market rates of interest. These mortgage loans, consisting primarily of multi-family residential loans, were originated primarily for retention in the Company's loan portfolio. The Company's continued emphasis on multi-family residential mortgage loan originations resulted in a net increase of $109.3 million, or 4.0%, in multi-family loans from $2.73 billion at March 31, 2000, to $2.84 billion at September 30, 2000. These loans currently comprise 55.0% of the total loan portfolio compared to 55.2% at March 31, 2000. Commercial real estate loans increased $90.8 million to $688.0 million at September 30, 2000 compared to $597.2 million at March 31, 2000 and warehouse mortgage lines of credit increased $60.0 million from $48.2 million at March 31, 2000 to $108.2 million at September 30, 2000. Single-family residential loans decreased $38.6 million from $674.1 million to $635.5 million at September 30, 2000. The decline is due to the Company reducing its emphasis on both single-family residential and cooperative apartment loans in favor of higher yielding, commercial real estate and business loans. Subsequent to September 30, 2000, the Company sold its $37.4 million student loan portfolio, realizing a net gain of approximately $1.1 million. The Company does not participate in syndicated loan structures.


NON-PERFORMING ASSETS

        The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets of 46 basis points (0.46%) at September 30, 2000 compared to 40 basis points (0.40%) at March 31, 2000. At September 30, 2000, the Company's non-performing assets consisted of $14.3 million of non-accrual loans, $3.4 million of loans past due 90 days or more as to interest and accruing, $13.9 million of loans past due 90 days or more as to principal and accruing ($6.5 million of which were multi-family loans and $6.9 million of which were commercial real estate loans) and $235,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets increased by $5.4 million to $31.8 million at September 30, 2000 from $26.4 million at March 31, 2000. This increase was primarily due to a $2.4 million increase on loans which were 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule. In addition, there was a $2.1 million increase in non-accrual loans, primarily commercial business loans ($1.1 million) and single-family residential loans ($0.6 million).


ALLOWANCE FOR LOAN LOSSES

        The Company's allowance for loan losses amounted to $72.3 million at September 30, 2000, as compared to $70.3 million at March 31, 2000. At September 30, 2000, the Company's allowance amounted to 1.40% of total loans and 229.2% of total non-performing loans compared to 1.42% and 266.7% at March 31, 2000, respectively. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

        The $2.0 million increase in the allowance for the six months ended September 30, 2000 reflected net recoveries of $1.2 million and a provision of $0.8 million. As a result of the continued high quality of the Company's loan portfolio, recent net loan recoveries and fewer loan originations of multi-family and commercial real estate loans during the past six months, management determined not to record a provision for loan losses for the second quarter of fiscal 2001. However, management reviews the adequacy of the allowance for loan losses no less frequently than quarterly. Management believes the allowance for loan losses at September 30, 2000 was adequate.


INTANGIBLE ASSETS

        The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i) the acquisition of Broad and its wholly owned subsidiary, Broad National, effective the close of business on July 31, 1999, (ii) the acquisition of Statewide and its wholly owned subsidiary, Statewide Bank, effective the close of business on January 7, 2000, (iii) the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (iv)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At September 30, 2000, intangibles totaled $210.3 million and consisted of $91.1 million related to the acquisition of Broad, $84.9 million related to the acquisition of Statewide, $17.1 million related to the acquisition of Bay Ridge and $17.2 million related to the Branch Acquisitions. The Company's intangible assets decreased by $10.7 million to $210.3 million at September 30, 2000 from $221.0 million at March 31, 2000 as a result of the amortization of the intangible assets, partially offset by adjustments to the Broad and Statewide goodwill during the six months ended September 30, 2000. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized.


DEPOSITS

        Deposits increased $55.2 million or 1.3% to $4.47 billion at September 30, 2000 compared to $4.41 billion at March 31, 2000. The increase was due to interest credited of $81.8 million and deposit outflows totaling $26.6 million. The deposit outflow was primarily due to disintermediation resulting from customer transfers of funds to other financial institutions conducting deposit gathering campaigns by paying above market rates of interest.


BORROWINGS

        Borrowings increased $249.4 million or 21.4% to $1.41 billion at September 30, 2000 compared to $1.16 billion at March 31, 2000. This increase was primarily to fund the growth in the loan portfolio.


EQUITY

        At September 30, 2000, total stockholders' equity totaled $820.1 million, compared to $834.8 million at March 31, 2000. The $14.7 million decrease reflected primarily a $52.7 million reduction in capital due to the purchase of shares in connection with the Company's open market stock repurchase program combined with a $8.4 million decrease resulting from dividends declared. Such reductions were partially offset by net income of $30.2 million, a $11.5 million net decrease in the unrealized loss on securities available-for-sale, amortization of the earned portion of Recognition Plan grants of $3.0 million and $1.8 million related to ESOP shares committed to be released for the first six months of fiscal 2001. Tangible book value per share was $9.65 and the tangible equity to tangible assets ratio was 9.16% at September 30, 2000.

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

                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                 SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                                 ------------------                 ------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                                   AVERAGE                          AVERAGE
                                             AVERAGE                YIELD/     AVERAGE               YIELD/
                                             BALANCE     INTEREST    COST      BALANCE    INTEREST    COST
                                            ---------------------------------------------------------------
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans                           $4,550,052   $ 84,846    7.46%    $3,915,122  $ 71,567    7.31%
   Commercial business loans                   268,764      6,240    9.21        105,878     2,333    8.74
   Other loans(2)                              289,328      6,567    9.08        126,918     2,443    7.70
                                            ----------   --------             ----------  --------
 Total loans                                 5,108,144     97,653    7.65      4,147,918    76,343    7.36
 Mortgage-related securities                   772,305     12,417    6.43        877,630    13,681    6.24
 Investment securities                         198,108      3,073    6.21        328,382     4,466    5.44
 Other interest-earning assets(3)              274,999      3,050    4.44        263,932     3,378    5.12
                                            ----------   --------             ----------  --------
Total interest-earning assets                6,353,556    116,193    7.32      5,617,862    97,868    6.97
                                                         --------    ----                 --------    ----
Non-interest-earning assets                    438,628                           303,137
                                            ----------                        ----------
  Total assets                              $6,792,184                        $5,920,999
                                            ==========                        ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                        $1,122,272   $  5,065    1.79     $  894,256    $3,934    1.75
  Savings deposits                           1,191,537      6,449    2.15      1,049,375     5,642    2.13
  Certificates of deposit                    2,168,024     30,712    5.62      1,909,478    24,329    5.05
                                            ----------   --------             ----------  --------
   Total deposits                            4,481,833     42,226    3.74      3,853,109    33,905    3.49
                                            ----------   --------             ----------  --------
 Cumulative trust preferred
  securities (5)                                11,067        263    9.50          7,667       182    9.50
 Borrowings                                  1,347,779     19,724    5.81      1,122,178    15,277    5.40
                                            ----------   --------             ----------  --------
Total interest-bearing liabilities           5,840,679     62,213    4.23      4,982,954    49,364    3.93
                                                         --------    ----                 --------    ----
Non-interest-bearing liabilities               128,361                           131,531
                                            ----------                        ----------
Total liabilities                            5,969,040                         5,114,485

Total equity                                   823,144                           806,514
                                            ----------                        ----------
Total liabilities and equity                $6,792,184                        $5,920,999
                                            ==========                        ==========

Net interest-earning assets                 $  512,877                        $  634,908
                                            ==========                        ==========
Net interest income/interest rate
  spread                                                 $ 53,980    3.09%                $ 48,504    3.04%
                                                         ========    ====                 ========    ====

Net interest margin                                                  3.43%                            3.48%
                                                                     ====                             ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                                 1.09x                            1.13x
                                                                     ====                             ====


                                                              FOR THE SIX MONTHS ENDED
                                                              ------------------------
                                                 SEPTEMBER 30, 2000                 SEPTEMBER 30, 1999
                                                 ------------------                 ------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                                   AVERAGE                          AVERAGE
                                             AVERAGE                YIELD/     AVERAGE               YIELD/
                                             BALANCE     INTEREST    COST      BALANCE    INTEREST    COST
                                            ---------------------------------------------------------------
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans                           $4,543,802   $168,789    7.43%    $3,698,565  $135,473    7.33%
   Commercial business loans                   262,074     11,860    9.03         73,887     3,229    8.72
   Other loans(2)                              273,255     12,040    8.67        103,650     4,006    7.73
                                            ----------   --------             ----------  --------
 Total loans                                 5,079,131    192,689    7.59      3,876,102   142,708    7.36
 Mortgage-related securities                   787,379     25,309    6.43        998,083    31,176    6.25
 Investment securities                         207,963      6,457    6.21        302,847     8,111    5.36
 Other interest-earning assets(3)              225,420      6,832    6.06        302,804     7,442    4.92
                                            ----------   --------             ----------  --------
Total interest-earning assets                6,299,893    231,287    7.34      5,479,836   189,437    6.91
                                                         --------    ----                 --------    ----
Non-interest-earning assets                    431,707                           251,349
                                            ----------                        ----------
  Total assets                              $6,731,600                        $5,731,185
                                            ==========                        ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                        $1,130,252   $  9,835    1.74     $  814,214  $  7,550    1.85
  Savings deposits                           1,200,171     12,958    2.15      1,012,076    11,380    2.24
  Certificates of deposit                    2,143,456     58,989    5.49      1,852,088    47,345    5.10
                                            ----------   --------             ----------  --------
   Total deposits                            4,473,879     81,782    3.65      3,678,378    66,275    3.59
                                            ----------   --------             ----------  --------
 Cumulative trust preferred
  securities (5)                                11,211        525    9.36          3,833       182    9.50
 Borrowings                                  1,284,679     36,986    5.74      1,119,951    30,339    5.40
                                            ----------   --------             ----------  --------
Total interest-bearing liabilities           5,769,769    119,293    4.12      4,802,162    96,796    4.02
                                                         --------    ----                 --------    ----
Non-interest-bearing liabilities               136,658                           123,374
                                            ----------                        ----------
Total liabilities                            5,906,427                         4,925,536

Total equity                                   825,173                           805,649
                                            ----------                        ----------
Total liabilities and equity                $6,731,600                        $5,731,185
                                            ==========                        ==========

Net interest-earning assets                 $  530,124                        $  677,674
                                            ==========                        ==========
Net interest income/interest rate
  spread                                                 $111,994    3.22%                $ 92,641    2.89%
                                                         ========    ====                 ========    ====

Net interest margin                                                  3.57%                            3.39%
                                                                     ====                             ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                                 1.09x                            1.14x
                                                                     ====                             ====

----------
(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Includes warehouse lines of credit, home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and personal loans.
(3) Includes federal funds sold, interest-earning bank deposits, FHLB stock, overnight commercial paper and certificates of deposit.
(4)   Includes NOW, money market and checking accounts.
(5) Acquired in connection with the acquisition of Broad effective the close of business on July 31, 1999.

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

                                  THREE MONTHS ENDED SEPTEMBER 30, 2000  SIX MONTHS ENDED SEPTEMBER 30, 2000
                                   COMPARED TO THREE MONTHS ENDED           COMPARED TO SIX MONTHS ENDED
                                            SEPTEMBER 30, 1999                   SEPTEMBER 30, 1999
                                  ------------------------------------- -----------------------------------

                                     Increase (decrease)                   Increase (decrease)
                                           due to             Total Net          due to           Total Net
                                   -----------------------    Increase   ----------------------   Increase
                                       Rate      Volume      (Decrease)      Rate     Volume     (Decrease)
                                   -------------------------------------------------------------------------

                                                                      (IN THOUSANDS)

Interest-earning assets:
Loans receivable:
 Mortgage loans                       $ 1,491   $ 11,788      $ 13,279     $  1,878  $ 31,437     $ 33,315
 Commercial business loans                132      3,775         3,907          119     8,511        8,630
 Other loans(1)                           506      3,618         4,124          556     7,479        8,035
                                      -------   --------      --------     --------  --------     --------
Total loans receivable                  2,129     19,181        21,310        2,553    47,427       49,980


Mortgage-related securities               426     (1,690)       (1,264)          87    (5,953)      (5,866)
Investment securities                     566     (1,959)       (1,393)         299    (1,953)      (1,654)
Other interest-earning assets            (465)       137          (328)         617    (1,227)        (610)
                                      -------   --------      --------     --------  --------     --------
Total net change in income on
interest-earning assets                 2,656     15,669        18,325        3,554    38,296       41,850


Interest-bearing liabilities:
 Deposits:
  Demand deposits                         114      1,018         1,132           31     2,254        2,285
  Savings deposits                         27        779           806           (4)    1,582        1,578
  Certificates of deposit               2,900      3,483         6,383        4,122     7,522       11,644
                                      -------   --------      --------     --------  --------     --------
Total deposits                          3,041      5,280         8,321        4,149    11,358       15,507
Trust preferred securities                 --         81            81            2       341          343
Borrowings                              1,219      3,228         4,447        1,582     5,065        6,647
                                      -------   --------      --------     --------  --------     --------
Total net change in expense on
interest-bearing liabilities            4,260      8,589        12,849        5,733    16,764       22,497
                                      -------   --------      --------     --------  --------     --------
Net change in net interest
income                                $(1,604)  $  7,080      $  5,476     $ (2,179) $ 21,532     $ 19,353
                                      =======   ========      ========     ========  ========     ========

----------
(1) Includes warehouse lines of credit, home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


GENERAL

        The Company reported a 22.7% increase in diluted earnings per share to $0.27 for the quarter ended September 30, 2000 compared to $0.22 for the quarter ended September 30, 1999. Net income increased 20.5% to $15.7 million for the quarter ended September 30, 2000 compared to $13.0 million for the quarter ended September 30, 1999.

        Cash earnings for the second quarter of fiscal year 2001 increased 25.0% to $22.4 million and increased 30.0% per diluted share to $0.39 compared to the same period in the prior fiscal year. Cash earnings consist of net income adjusted for the amortization of intangibles and certain charges related to the Company's stock benefit plans, net of tax. The Company believes the reporting of cash earnings along with earnings calculated in accordance with generally accepted accounting principles (GAAP) provides further insight into the Company's operating performance.

NET INTEREST INCOME

        Net interest income increased by $5.5 million or 11.3% to $54.0 million for the three months ended September 30, 2000 as compared to $48.5 million for the three months ended September 30, 1999. The increase was due to an $18.3 million increase in interest income offset in part by a $12.8 million increase in interest expense. The growth in net interest income reflects primarily the $735.7 million increase in average interest-earning assets during the three months ended September 30, 2000, as compared to the same period in the prior year. This increase was primarily attributable to the assets acquired in connection with the acquisition of Statewide in January 2000, and, to a lesser extent, the acquisition of Broad in the second quarter of fiscal 2000, combined with the growth in commercial mortgage and business loans.

        The Company experienced a 35 basis point increase in the weighted average yield earned on its interest earning assets from 6.97% to 7.32% for the three months ended September 30, 1999 and 2000. This increase was primarily due to the addition of the Broad and Statewide loan portfolios, including warehouse mortgage lines of credit, accompanied by higher yielding loan originations during the past year. However, the Company's net interest margin was 3.43% and 3.48% for the three months ended September 30, 2000 and 1999, respectively, as the ratio of interest-earning assets to interest-bearing liabilities declined due primarily to the Company's stock repurchase programs. The five basis point decline over the past year was primarily the result of increases in short-term interest rates experienced in 2000. Partially offsetting such increase was the addition of Broad's higher yielding commercial loan portfolio accompanied by the associated lower cost commercial deposit base.

        The Company anticipates continued compression of its net interest margin during the remainder of fiscal year 2001. Contributing to this compression will be the Company's use of its earning assets to fund its stock repurchase programs, the investment in BOLI, as well as the Company's de novo branch strategy. During the start-up phase, the Company expects to solicit higher cost deposit products in an effort to build customer relationships. It should be noted that changes in the cash surrender value of the BOLI will be recognized on a quarterly basis in other non-interest income.

        Interest income on loans increased $21.3 million due to a $960.2 million increase in the average balance of loans combined with a 29 basis point increase in the yield earned on loans from 7.36% for the three-month fiscal 2000 period to 7.65% for the three-month fiscal 2001 period. Income on investment securities decreased $1.4 million due to a $130.3 million decrease in the average balance of investment securities partially offset by a 77 basis point increase in the yield earned for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. Interest income on mortgage-related securities decreased $1.3 million during the second quarter of fiscal 2001 compared to the same period in fiscal 2000 as a result of a $105.3 million decrease in the average balance of these securities partially offset by a 19 basis point increase in the yield earned. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $0.3 million in the current quarter compared to the prior year quarter due to a decrease of $1.0 million in dividends on FHLB stock partially offset by an increase of $0.5 million in interest on short-term investments.

        Interest expense increased $12.8 million to $62.2 million or 26.0% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increased FHLB borrowings, which have been used to fund mortgage and commercial business loan originations, resulted in additional interest expense of $4.4 million. The $628.7 million increase in the average balance of deposits increased interest paid on deposits by $8.3 million, combined with a 25 basis point increase in the average rate paid on deposits to 3.74% for the quarter ended September 30, 2000, compared to 3.49% for the quarter ended September 30, 1999.

PROVISION FOR LOAN LOSSES

        The Company's provision for loan losses decreased by $2.9 million for the quarter ended September 30, 2000, compared to the same period in the prior fiscal year. As a result of the continued high quality of the Company's loan portfolio, recent net loan recoveries and fewer loan originations of multi-family and commercial real estate loans during the past six months, management determined not to record a provision for loan losses for the second quarter of fiscal 2001. Although management believes the allowance for loan losses at September 30, 2000 was adequate, it will continue to evaluate the adequacy of the allowance for loan losses. Non-performing assets as a percentage of total assets totaled .46% at September 30, 2000 compared to .44% at September 30, 1999. The Company's allowance amounted to 1.40% and 1.37% of total loans at September 30, 2000 and 1999, respectively.

NON-INTEREST INCOME

        Non-interest income, excluding gains and losses on sales of securities, increased $2.1 million to $6.7 million for the three months ended September 30, 2000 compared to $4.7 million for the three months ended September 30, 1999. The $2.2 million increase in service fee income was directly related to the expanded branch network resulting from the acquisition of both Broad and Statewide, increased fees on sales of annuities and mutual funds and increased banking and service fees. Other non-interest income decreased $0.2 million as a result of lower mortgage prepayment fees of $0.5 million. During the quarter ended September 30, 2000, the Company recognized a net gain of $2.0 million on the sale of approximately $47.7 million of securities, consisting primarily of equity securities, which were sold to build up liquidity and take advantage of favorable market conditions in anticipation of funding the $100 million BOLI program. In addition, the Company realized a net gain of $0.4 million for the quarter ended September 30, 1999 on the sale of approximately $56 million of securities which were sold to fund mortgage originations.

NON-INTEREST EXPENSES

        Non-interest expense amounted to $35.6 million for the quarter ended September 30, 2000 compared to $29.4 million for the quarter ended September 30, 1999. The $6.2 million growth in expenses was primarily attributable to increases in personnel costs of $1.3 million, occupancy costs of $1.8 million, amortization of intangibles of $1.9 million and other non-interest expenses of $1.3 million. During the quarter ended September 30, 2000, the Company commenced consolidation of its back-office operations through the newly created Operations Division in order to improve efficiency, enhance customer service and reduce operating costs.

        Compensation and benefits increased $1.3 million for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase was due to increased compensation of $2.5 million and increased medical insurance costs of $0.5 million for the quarter ended September 30, 2000 resulting from staff additions due to the Statewide and Broad acquisitions. This was partially offset by a $1.8 million reduction in pension expense, resulting from the pension plan amendments adopted in the quarter ended September 30, 2000. The amendments will result in a projected annual savings of approximately $3.0 million.

        Occupancy costs increased $1.8 million to $5.5 million during the three months ended September 30, 2000, as compared $3.7 million for the three months ended September 30, 1999. The increase is primarily the result of the expansion of operations resulting from the acquisition of Broad in July 1999 and Statewide in January 2000. As a result of the current de novo branch activities, the Company anticipates higher operating costs associated with the opening of new branch facilities. Two de novo branches opened during the third quarter of the fiscal year with a third planned in the fourth quarter of fiscal 2001.

        Amortization of intangibles increased $1.9 million to $5.3 million for the quarter ended September 30, 2000 as compared to $3.4 million for the quarter ended September 30, 1999. The increase is primarily due to approximately $98.8 million of goodwill associated with the Broad acquisition and approximately $89.3 million of goodwill associated with the Statewide acquisition, in both cases which is being amortized over 15 years.

        Other non-interest expenses increased $1.3 million, or 24.7%, to $6.7 million for the three months ended September 30, 2000 compared to the same period in the prior year primarily due to additional expenses associated with the expansion of operations resulting from the acquisitions of Broad and Statewide. These expenses also include items such as equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

        Data processing service expenses decreased by $0.3 million or 13.1% to $2.0 million during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease was a result of a $0.4 million reduction in Year 2000 expenses in the fiscal 2000 period, partially offset by additional costs associated with the expansion of operations resulting from the acquisitions of Broad and Statewide.

INCOME TAXES

        Income tax expense amounted to $11.5 million and $8.2 million for the three months ended September 30, 2000 and 1999, respectively. The increase experienced in the fiscal 2001 period reflected in part the increase in the Company's income before income taxes, as well as an increase in the Company's effective tax rate for the three months ended September 30, 2000 to 42.2% compared to 38.7% for the three months ended September 30, 1999. The increase in effective tax rate is due to the non-deductible amortization of intangibles arising from the Broad and Statewide acquisitions in fiscal 2000.

        As of September 30, 2000, the Company had a net deferred tax asset of $78.2 million. No valuation allowance was deemed necessary with respect to such asset.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

        The Company reported a 20.9% increase in diluted earnings per share to $0.52 per share for the six months ended September 30, 2000 compared to $0.43 per diluted share for the six months ended September 30, 1999. Net income for the six months ended September 30, 2000 increased $5.2 million, or 20.8% to $30.2 million, compared to the six months ended September 30, 1999.

        Cash earnings for the six months ended September 30, 2000 increased 30.2% to $43.6 million compared to $33.5 million for the same period of the prior year. Cash earnings per diluted share increased 31.5% to $0.75 as compared to $0.57 for the six months ended September 30, 1999.

        The $5.2 million increase in net income during the six months ended September 30, 2000 compared to the same period in the prior year was primarily due to increases of $19.4 million in net interest income, $7.9 million in non-interest income and a $4.8 million decrease in provision for loan losses. These were partially offset by a $19.9 million increase in non-interest expense and a $6.8 million increase in the provision for income taxes.

NET INTEREST INCOME

        Net interest income increased by $19.4 million or 20.9% to $112.0 million for the six months ended September 30, 2000 as compared to the same period in 1999. The increase was due to a $41.9 million increase in interest income offset in part by a $22.5 million increase in interest expense. The growth in net interest income reflects primarily the $820.1 million increase in average interest-earning assets resulting from the assets acquired in connection with the acquisitions of Broad and Statewide and, to a lesser extent, the growth in commercial mortgage and business loans.

        The Company's net interest margin was 3.57% and 3.39% for the six months ended September 30, 2000 and 1999, respectively. The 18 basis point increase in net interest margin for the 2000 period was attributable to the addition of Broad's higher yielding commercial loan portfolio and the associated lower cost commercial deposit base, partially offset by interest rate compression experienced during the period. Since the completion of the Broad and Statewide acquisitions, the Company has continued to concentrate on expanding its higher yielding commercial mortgage and business loan portfolios rather than investing in securities.

        Interest income on loans increased $50.0 million due to a $1.20 billion increase in the average balance of loans combined with a 23 basis point increase in the yield earned on loans from 7.36% for the fiscal 2000 period to 7.59% for the fiscal 2001 period. Income on investment securities decreased $1.7 million due to a $94.9 million decrease in the average balance of investment securities partially offset by an increase in the yield earned from 5.36% for the six months ended September 30, 1999 to 6.21% for the six months ended September 30, 2000. Interest income on mortgage-related securities decreased $5.9 million during the six months of fiscal 2001 compared to the same period in fiscal 2000 as a result of a $210.7 million decrease in the average balance of these securities partially offset by an 18 basis point increase in the yield earned. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $0.6 million in the current six months compared to the same period in the prior year primarily due to a decrease of $1.4 million in interest on short-term investments. Partially offsetting these decreases was a $0.8 million increase in dividends on FHLB stock.

        Interest expense increased $22.5 million or 23.2% for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999. Interest expense on borrowings increased by $6.6 million as a result of the increased FHLB borrowings which have been used to fund mortgage and commercial business loan originations. Interest expense on deposits increased $15.5 million due to a $795.5 million increase in the average balance of deposits, combined with a 6 basis point increase in the average rate paid on deposits to 3.65% for the six months ended September 30, 2000, compared to 3.59% for the six months ended September 30, 1999.

PROVISION FOR LOAN LOSSES

        The Company's provision for loan losses decreased by $4.8 million to $0.8 million as compared to $5.6 million for the same period in the prior year. As a result of the continued high quality of the Company's loan portfolio, recent net loan recoveries and fewer loan originations of multi-family and commercial real estate loans during the past six months, management determined not to record a provision for loan losses for the second quarter of fiscal 2001. Although management believes the allowance for loan losses at September 30, 2000 was adequate, it will continue to evaluate the adequacy of the allowance for loan losses.

NON-INTEREST INCOME

        For the six months ended September 30, 2000 non-interest income, excluding gains and losses on sales of securities, increased $4.1 million or 46.7% from $8.7 million for the six months ended September 30, 1999 to $12.8 million for the six months ended September 30, 2000. The increase was primarily due to a $5.4 million increase in service fee income, which was directly related to the expanded branch network resulting from the acquisition of both Broad and Statewide, increased fees on sales of annuities and mutual funds and increased banking and service charge fees. Other non-interest income decreased $1.3 million, primarily as a result of lower mortgage prepayment fees of $1.9 million. During the six months ended September 30, 2000, the Company recognized a net gain of $2.0 million on the sale primarily during the second quarter of approximately $47.7 million of securities, consisting primarily of equity securities, which were sold to build up liquidity and take advantage of favorable market conditions in anticipation of funding the $100 million BOLI program. In addition, for the prior year period ended September 30, 1999, the Company realized a net loss of $1.8 million on the sale of approximately $435.0 million of securities which were sold to fund mortgage originations and stock repurchases.

NON-INTEREST EXPENSES

        Non-interest expense increased by $19.9 million, or 37.0%, to $73.7 million for the six months ended September 30, 2000, compared to $53.8 million for the six months ended September 30, 1999. The increase in expenses was attributable to increases in personnel costs of $7.0 million, occupancy costs of $3.7 million, amortization of intangibles of $5.1 million and other non-interest expenses of $4.1 million.

        Compensation and employee benefits expense increased $7.0 million, or 30.3%, to $30.3 million for the six months ended September 30, 2000 as compared to the same period in the prior year. The increase was due to increased compensation of $6.8 million and increased medical insurance costs of $1.0 million for the six months ended September 30, 2000 resulting from staff additions due to the Statewide and Broad acquisitions. This was partially offset by a $1.7 million reduction in pension expense resulting from the pension plan amendments adopted in the quarter ended September 30, 2000. The amendments will result in a projected annual savings of approximately $3.0 million.

        Occupancy costs increased $3.7 million to $10.8 million during the six months ended September 30, 2000 as compared to the six months ended September 30, 1999. The increase is primarily the result of the expansion of operations resulting from the acquisition of Broad in July 1999 and Statewide in January 2000. As a result of the current de novo branch activities, the Company anticipates higher operating costs associated with the opening of new branch facilities. Two de novo branches opened during the third quarter of the fiscal year with a third planned to open in the fourth quarter of fiscal 2001.

        Data processing service expenses decreased $46,000, to $4.3 million during the six months ended September 30, 2000 as compared to the six months ended September 30, 1999. The decrease was a result of $0.7 million Year 2000 expenses in the fiscal 2000 period, partially offset by additional costs associated with the expansion of operations resulting from the acquisitions of Broad and Statewide.

        Amortization of intangibles increased $5.1 million to $10.6 million for the six months ended September 30, 2000 compared to $5.5 million for the same period in the prior year. The increase is primarily due to the goodwill associated with the Broad and Statewide acquisitions, which is being amortized over 15 years.

        Other non-interest expenses increased $4.1 million for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999 primarily due to additional expenses associated with the expansion of operations resulting from the acquisitions of Broad and Statewide. These expenses included items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security.

INCOME TAXES

        Income tax expense amounted to $22.1 million and $15.2 million during the six months ended September 30, 2000 and 1999, respectively. The increase experienced in the fiscal 2001 period reflected in part, the increase in the Company's income before income taxes, as well as an increase in the Company's effective tax rate for the six months ended September 30, 2000 to 42.2%, compared to 37.8% for the six months ended September 30, 1999. The increase in effective tax rate is due to the non-deductible amortization of intangibles arising from the Broad and Statewide acquisitions in fiscal 2000.

REGULATORY CAPITAL REQUIREMENTS

        The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 2000.

                                REQUIRED                 ACTUAL                  EXCESS
                         PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT      AMOUNT
                         -------      ------      -------      ------     -------      ------
                                                 (DOLLARS IN THOUSANDS)

Tier I leverage
 capital ratio(1)(2)       4.0%      $262,320        8.2%     $539,172      4.2%     $276,852

Risk-based capital
 ratios:(2)
  Tier I                   4.0        175,418       12.2       539,172      8.2       363,754
  Total                    8.0        350,837       13.5       594,292      5.5       243,455

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

LIQUIDITY AND COMMITMENTS

        The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Historically, the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings, consisting primarily of advances from the FHLB of New York, to a limited degree as a source of funds prior to fiscal 1999. However, due to the Company's increased focus and market demand for mortgage and commercial business loans the Company has increased its FHLB borrowings, which totaled $1.41 billion at September 30, 2000.

        Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or Dutch Auction Rate Preferred Stock securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At September 30, 2000, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $177.5 consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended September 30, 2001. At September 30, 2000 outstanding commitments for other loans totaled $52.3 million, primarily comprised of home equity loans and lines of credit. In addition, at September 30, 2000, unused commercial business lines of credit and warehouse mortgage lines of credit outstanding were $166.3 million and $152.9 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 totaled $1.85 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

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

        The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of September 30, 2000.


CHANGE (IN BASIS POINTS) IN                                                  NPV AS % OF PORTFOLIO
INTEREST RATES                                                               ---------------------
                                          NET PORTFOLIO VALUE                   VALUE OF ASSETS
                                          -------------------                   ---------------

                                                                NPV %                    CHANGE IN
                                                               ------                    ---------
                                   AMOUNT       $ CHANGE       CHANGE         RATIO      NPV RATIO
                                   ------       --------       ------         -----      ---------
            +300                   435,376      (354,572)      (44.89)%        7.15%       (4.54)%
            +200                   539,110      (250,838)      (31.75)         8.56        (3.13)
            +100                   656,447      (133,501)      (16.90)        10.07        (1.62)
               0                   789,948            --           --         11.69           --
            -100                   920,669       130,721        16.55         13.17         1.48
            -200                 1,032,499       242,551        30.70         14.36         2.67
            -300                 1,187,352       397,404        50.31         16.04         4.35

        As of September 30, 2000, the Company's NPV was $789.9 million, or 11.69% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $539.1 million, or 8.56% of the market value of assets. The change in the NPV ratio or the Company's Sensitivity Measure was negative 3.12%.

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

PART II                      OTHER INFORMATION

        Item 1.       Legal Proceedings
                      Not applicable

        Item 2.       Changes in Securities and Use of Proceeds
                      Not applicable

        Item 3.       Defaults upon Senior Securities
                      Not applicable

        Item 4.       Submission of Matters to a Vote of Security Holders
                      None

        Item 5.       Other Information
                      Not applicable

        Item 6.       Exhibits and Reports on Form 8-K
                      a) Exhibits
                             27.0  Financial Data Schedule

                      b) Reports on Form 8-K
                             None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INDEPENDENCE COMMUNITY BANK CORP.


Date: November 10, 2000                     By:/s/ Charles J. Hamm
      -----------------                        --------------------------------
                                                   Charles J. Hamm
                                                   Chairman, President and
                                                      Chief Executive Officer



Date: November 10, 2000                     By:/s/ John B. Zurell
      -----------------                        --------------------------------
                                                   John B. Zurell
                                                   Executive Vice President and
                                                      Chief Financial Officer