Form 10-Q
period 2000-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2001-02-13
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                         Commission File Number 0-23229
                        INDEPENDENCE COMMUNITY BANK CORP.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 13-3387931
 ---------------------------------------                 ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)



      195 Montague Street
       Brooklyn, New York                                           11201
-----------------------------------------------------           ----------------
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At February 2, 2001, the registrant had 59,413,639 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.

Table of Contents                                                       PAGE
------------------------------------------------------------         -----------

Part I                Financial Information

             Item 1   Financial Statements

                      Consolidated Statements of Financial                3
                      Condition as of December 31, 2000 (unaudited)
                      and March 31, 2000

                      Consolidated Statements of Income for               4
                      the three and nine months ended
                      December 31, 2000 and 1999 (unaudited)

                      Consolidated Statements of Changes in               5
                      Stockholders' Equity for the nine
                      months ended December 31, 2000 and 1999
                      (unaudited)

                      Consolidated Statements of Cash Flows               6
                      for the nine months ended
                      December 31, 2000 and 1999(unaudited)

                      Notes to Consolidated Financial                     8
                      Statements (unaudited)

             Item 2   Management's Discussion and Analysis               17
                      of Financial Condition and Results of
                      Operations

             Item 3   Quantitative and Qualitative Disclosures           32
                      About Market Risk

Part II               Other Information

             Item 1   Legal Proceedings                                  33

             Item 2   Changes in Securities and Use of Proceeds          33

             Item 3   Defaults upon Senior Securities                    33

             Item 4   Submission of Matters to a Vote of                 33
                      Security Holders

             Item 5   Other Information                                  33

             Item 6   Exhibits and Reports on Form 8-K                   33

Signatures                                                               34

                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)

                                                                       DECEMBER 31,      MARCH 31,
                                                                           2000            2000
                                                                           ----            ----
                                                                       (Unaudited)      (Audited)
ASSETS:
Cash and due from banks - interest bearing                            $   127,836      $    59,585
Cash and due from banks - non-interest bearing                             88,564           74,585
Federal funds sold                                                             --           17,997
                                                                      -----------      -----------
   Total cash and cash equivalents                                        216,400          152,167
                                                                      -----------      -----------
Securities available-for-sale:
  Investment securities                                                   176,245          212,768
  Mortgage-related securities                                             721,732          773,031
                                                                      -----------      -----------
    Total securities available-for-sale                                   897,977          985,799
                                                                      -----------      -----------
Mortgage loans on real estate                                           4,752,375        4,455,845
Other loans                                                               630,025          494,675
                                                                      -----------      -----------
    Total loans                                                         5,382,400        4,950,520
    Less: allowance for possible loan losses                              (72,580)         (70,286)
                                                                      -----------      -----------
    Total loans, net                                                    5,309,820        4,880,234
                                                                      -----------      -----------
Premises, furniture and equipment, net                                     86,513           88,704
Accrued interest receivable                                                37,592           33,509
Intangible assets, net                                                    204,266          220,979
Other assets                                                              312,114          242,758
                                                                      -----------      -----------
    Total assets                                                      $ 7,064,682      $ 6,604,150
                                                                      ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                              $ 4,480,678      $ 4,412,032
Borrowings                                                              1,581,575        1,162,738
Company-obligated mandatorily redeemable cumulative trust
  preferred securities of a subsidiary trust holding solely
  junior debentures of the Company                                         11,066           11,500
Escrow and other deposits                                                  58,757           73,516
Accrued expenses and other liabilities                                    129,067          109,557
                                                                      -----------      -----------
    Total liabilities                                                   6,261,143        5,769,343
                                                                      -----------      -----------
Stockholders' equity:
 Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 60,283,274 and
    67,254,439 shares outstanding at December 31, 2000
    and March 31, 2000, respectively                                          760              760
 Additional paid-in-capital                                               717,485          718,953
 Treasury stock at cost: 15,760,476 and 8,789,311 shares at
    December 31, 2000 and March 31, 2000, respectively                   (211,398)        (116,693)
 Unallocated common stock held by ESOP                                    (84,041)         (87,749)
 Non-vested awards under Recognition and Retention Plan                   (23,319)         (27,907)
 Retained earnings, substantially restricted                              412,957          380,358
 Accumulated other comprehensive loss:
   Net unrealized loss on securities available-for-sale, net of tax        (8,905)         (32,915)
                                                                      -----------      -----------
   Total stockholders' equity                                             803,539          834,807
                                                                      -----------      -----------
    Total liabilities and stockholders' equity                        $ 7,064,682      $ 6,604,150
                                                                      ===========      ===========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      -------------------         -----------------
                                                          DECEMBER 31,                DECEMBER 31,
                                                      -------------------         -----------------
                                                     2000             1999        2000           1999
                                                     ----             ----        ----           ----
      INTEREST INCOME:
Mortgage loans on real estate                      $  86,456     $  74,784     $ 255,245     $ 210,258
Other loans                                           13,714         6,137        37,614        13,371
Investment securities                                  2,986         4,953         9,443        13,064
Mortgage-related securities                           11,915        13,704        37,224        44,880
Other                                                  3,929         2,587        10,761        10,029
                                                   ---------     ---------     ---------     ---------
    Total interest income                            119,000       102,165       350,287       291,602
                                                   ---------     ---------     ---------     ---------
INTEREST EXPENSE:
Deposits                                              43,320        34,890       125,102       101,165
Borrowings                                            20,768        16,194        57,754        46,533
Trust preferred securities                               260           273           785           455
                                                   ---------     ---------     ---------     ---------
    Total interest expense                            64,348        51,357       183,641       148,153
                                                   ---------     ---------     ---------     ---------
Net interest income                                   54,652        50,808       166,646       143,449
Provision for loan losses                                 --         2,527           792         8,086
                                                   ---------     ---------     ---------     ---------
    Net interest income after provision for
      loan losses                                     54,652        48,281       165,854       135,363

NON-INTEREST INCOME:
Net gain (loss) on sales of loans and securities       1,104            58         3,103        (1,718)
Mortgage-banking activities                              985            --           985            --
Service fees                                           6,723         3,683        17,871         9,437
Other                                                  2,087         1,409         3,783         4,406
                                                   ---------     ---------     ---------     ---------
   Total non-interest income                          10,899         5,150        25,742        12,125
                                                   ---------     ---------     ---------     ---------
NON-INTEREST EXPENSE:
Compensation and employee benefits                    16,310        13,439        46,646        36,676
Occupancy costs                                        5,526         4,448        16,314        11,495
Data processing fees                                   2,499         1,781         6,846         6,174
Advertising                                            1,565         1,415         4,497         4,245
FDIC insurance premiums                                  236           304           664           879
Amortization of intangible assets                      5,276         3,959        15,910         9,473
Other                                                  7,386         5,661        21,661        15,871
                                                   ---------     ---------     ---------     ---------
    Total non-interest expense                        38,798        31,007       112,538        84,813
                                                   ---------     ---------     ---------     ---------
Income before provision for income taxes              26,753        22,424        79,058        62,675
Provision for income taxes                            11,370         8,866        33,449        24,096
                                                   ---------     ---------     ---------     ---------
    Net income                                     $  15,383     $  13,558     $  45,609     $  38,579
                                                   =========     =========     =========     =========
Basic earnings per share                              $ 0.28        $ 0.23        $ 0.80        $ 0.66
                                                      ======        ======        ======        ======
Diluted earnings per share                            $ 0.28        $ 0.23        $ 0.80        $ 0.66
                                                      ======        ======        ======        ======

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)


                                                                                                            Unallocated
                                                                               Additional                     Common
                                                                  Common        Paid in      Treasury       Stock Held
                                                                   Stock        Capital        Stock          by ESOP
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2000                                         $     760     $ 718,953     $(116,693)     $  (87,749)
Comprehensive income:
   Net income for the nine months ended December 31, 2000               --            --            --              --
   Other  comprehensive income, net of tax benefit of
      $7.2 million
       Change in net unrealized losses on securities
         available-for-sale, net of tax                                 --            --            --              --
       Less: reclassification adjustment of net losses
         realized in net income, net of tax                             --            --            --              --
                                                                 ---------     ---------     ---------      ----------
Comprehensive income                                                    --            --            --              --
Repurchase of common stock (7,012,690 shares)                           --            --       (95,257)             --
Treasury stock issued for options exercised (41,525 shares)             --          (374)          552              --
Dividends declared                                                      --            --            --              --
ESOP shares committed to be released                                    --          (856)           --           3,708
Amortization of earned portion of Recognition Plan                      --          (238)           --              --
                                                                 ---------     ---------     ---------      ----------
Balance - December 31, 2000                                      $     760     $ 717,485     $(211,398)     $  (84,041)
                                                                 =========     =========     =========      ==========

Balance - March 31, 1999                                         $     760     $ 739,090     $(125,993)     $  (92,693)
Comprehensive income:
   Net income for the nine months ended December 31, 1999               --            --             --             --
   Other  comprehensive income, net of tax benefit of
     $23.3 million
        Change in net unrealized losses on securities
          available-for-sale, net of tax                                --            --             --             --
        Less: reclassification adjustment of net losses
          realized in net income, net of tax                            --            --             --             --
                                                                 ---------     ---------     ---------      ----------
Comprehensive income                                                    --            --             --             --
Repurchase of common stock (7,279,338 shares)                           --            --       (94,363)             --
Treasury stock issued for Broad National Bancorporation
  acquisition (4,950,699 shares)                                        --        (7,317)       73,378              --
Treasury Stock issued for options exercised (280,125 shares)            --        (3,594)        4,268              --
Dividends declared                                                      --            --            --              --
ESOP shares committed to be released                                    --        (1,050)           --           3,708
Amortization of earned portion of Recognition Plan                      --          (198)           --              --
                                                                 ---------     ---------     ---------      ---------
Balance - December 31, 1999                                      $     760     $ 726,931     $(142,710)     $  (88,985)
                                                                 =========     =========     =========      ==========

                                                                  Unearned
                                                                Common Stock                Accumulated
                                                                  Held by                      Other
                                                                Recognition    Retained    Comprehensive
                                                                   Plan        Earnings    Income/(Loss)      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2000                                         $ (27,907)    $ 380,358     $ (32,915)     $  834,807
Comprehensive income:
   Net income for the nine months ended December 31, 2000               --        45,609            --          45,609
   Other  comprehensive income, net of tax benefit of
      $7.2 million
       Change in net unrealized losses on securities
         available-for-sale, net of tax                                 --            --        23,963          23,963
       Less: reclassification adjustment of net losses
         realized in net income, net of tax                             --            --            47              47
                                                                 ---------     ---------     ---------      ----------
Comprehensive income                                                    --        45,609        24,010          69,619
Repurchase of common stock (7,012,690 shares)                           --            --            --         (95,257)
Treasury stock issued for options exercised (41,525 shares)             --            --            --             178
Dividends declared                                                      --       (13,010)           --         (13,010)
ESOP shares committed to be released                                    --            --            --           2,852
Amortization of earned portion of Recognition Plan                   4,588            --            --           4,350
                                                                 ---------     ---------     ---------      ----------
Balance - December 31, 2000                                      $ (23,319)    $ 412,957     $  (8,905)     $  803,539
                                                                 =========     =========     =========      ==========

Balance - March 31, 1999                                         $ (33,918)    $ 340,019     $  (2,303)     $  824,962
Comprehensive income:
   Net income for the nine months ended December 31, 1999               --        38,579            --          38,579
   Other  comprehensive income, net of tax benefit of
     $23.3 million
        Change in net unrealized losses on securities
          available-for-sale, net of tax                                --            --       (23,640)        (23,640)
        Less: reclassification adjustment of net losses
          realized in net income, net of tax                            --            --        (4,754)         (4,754)
                                                                 ---------     ---------     ---------      ----------
Comprehensive income                                                    --        38,579       (28,394)         10,185
Repurchase of common stock (7,279,338 shares)                           --            --            --         (94,363)
Treasury stock issued for Broad National Bancorporation
  acquisition (4,950,699 shares)                                        --            --            --          66,061
Treasury Stock issued for options exercised (280,125 shares)            --            --            --             674
Dividends declared                                                      --        (9,126)           --          (9,126)
ESOP shares committed to be released                                    --            --            --           2,658
Amortization of earned portion of Recognition Plan                   4,545            --            --           4,347
                                                                 ---------     ---------     ---------      ----------
Balance - December 31, 1999                                      $ (29,373)    $ 369,472     $ (30,697)     $  805,398
                                                                 =========     =========     =========      ==========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                     ----------------------------------
                                                                        2000                   1999
                                                                     -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                           $    45,609             $ 38,579

Adjustments to reconcile net income to net cash
   Provided by operating activities:
Provision for loan losses                                                    792                8,086
Net (gain) loss on sale of loans and securities                           (3,103)               1,718
Amortization of deferred income and premiums                              (4,038)              (1,982)
Amortization of intangibles                                               15,910                9,473
Depreciation and amortization                                              8,945                6,918
Deferred income tax provision (benefit)                                    2,643               (6,566)
Amortization of unearned compensation of ESOP and RRP                      7,080                6,956
(Increase) decrease in accrued interest receivable                        (4,083)               2,035
Decrease in accounts receivable-securities transactions                      352                  383
Decrease (increase) in other accounts receivable                          17,643              (13,187)
Increase in accrued expenses and other liabilities                        19,510               17,816
Other, net                                                                (3,151)              (9,167)
                                                                     -----------          -----------
Net cash provided by operating activities                                104,109               61,062
                                                                     -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES:

Loan originations and purchases                                         (875,364)          (1,082,559)
Principal payments on loans                                              394,523              528,671
Proceeds from sale of loans                                              133,707                2,552
Advances on warehouse mortgage lines of credit                        (1,206,390)                  --
Repayments on warehouse mortgage lines of credit                       1,123,787                   --
Proceeds from sale of securities available-for-sale                       49,339              484,088
Proceeds from maturities of securities available-for-sale                  7,807              141,346
Principal collected on securities available-for-sale                      87,091              142,736
Purchases of securities available-for-sale                               (13,100)            (421,833)
Purchase of Bank Owned Life Insurance                                   (100,000)                  --
Purchase of FHLB stock                                                        --               (9,438)
Cash consideration paid to acquire Broad                                      --              (66,061)
Cash and cash equivalents acquired from Broad acquisition                     --              196,653
Proceeds from sale of other real estate                                      476                  440
Net additions to premises, furniture and equipment                        (6,755)              (9,369)
                                                                     -----------          -----------
Net cash used in investing activities                                   (404,879)             (92,774)
                                                                     -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in demand and savings deposits                   (13,178)               3,248
Net increase (decrease) in time deposits                                  81,824             (124,149)
Net increase in borrowings                                               418,837              151,631
Net decrease in escrow and other deposits                                (14,759)             (24,829)
Decrease in cumulative trust preferred securities                           (434)                  --
Proceeds on exercise of stock options                                        214                   --
Repurchase of common stock                                               (94,491)             (94,363)
Dividends paid                                                           (13,010)              (9,126)
                                                                     -----------          -----------
Net cash provided by (used in) financing activities                      365,003              (97,588)
                                                                     -----------          -----------
Net increase (decrease) in cash and cash equivalents                      64,233             (129,300)
Cash and cash equivalents at beginning of period                         152,167              279,885
                                                                     -----------          -----------
Cash and cash equivalents at end of period                           $   216,400          $   150,585
                                                                     ===========          ===========

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                     --------------------------------
                                                                         2000                1999
                                                                     -----------          -----------

SUPPLEMENTAL INFORMATION

  Income taxes paid                                                  $    34,210          $    27,562
                                                                     ===========          ===========
  Interest paid                                                      $   178,803          $   143,687
                                                                     ===========          ===========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.ORGANIZATION/FORM OF OWNERSHIP

         Independence Community Bank (the "Bank") was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a mutual holding company (the "Mutual Holding Company").

         In April 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled.

         As part of the conversion and reorganization, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS") as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of expenses, which totaled $18.4 million. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market subsequent to completion of the initial public offering.

         As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the "Foundation") and concurrently with the completion of the initial public offering donated 5,632,870 shares of common stock of the Company valued at the time of its contribution at $56.3 million. The Foundation was established in order to further the Company's and the Bank's commitment to the communities they serve.

         Additionally, the Bank established, in accordance with the requirements of the New York State Banking Department ("Department"), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and December 31, 1997 in the amount of $319.7 million, which was equal to the Bank's total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the reorganization and conversion of the Bank and the Mutual Holding Company.

         The Board of Directors declared the Company's tenth consecutive quarterly cash dividend on January 26, 2001. The dividend amounted to $0.08 per share of common stock and is payable on February 22, 2001 to shareholders of record on February 8, 2001.

         On November 27, 2000 the Company announced that its Board of Directors authorized an eighth stock repurchase plan for up to five percent of common shares then outstanding or 3,062,414 shares. As of December 31, 2000, a total of 25,205,431 shares had been purchased at an aggregate cost of $347.4 million pursuant to the Company's eight repurchase programs. The Company completed the seventh stock repurchase plan on November 24, 2000 pursuant to which 3,221,718 shares were repurchased.

         The repurchased shares are being held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in the two acquisitions by the Company discussed in Note 2 below. Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan"), and for general corporate purposes.

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

         The Statewide acquisition was accounted for as a purchase, resulting in goodwill of approximately $88.6 million, which is being amortized on a straight-line basis over 15 years.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2001. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

         Business

         The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 66 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau County, New York and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Bank closed a branch office in Hudson County, in September 2000. The Bank opened a branch office in Staten Island in October 2000 and a branch office in Brooklyn in November 2000. In addition, the Bank has received regulatory approval to establish a new branch in Nassau County, which is currently expected to open in the fourth quarter of fiscal 2001. In September 2000, the Company introduced a new and easy to use internet and telephonic banking system as an overall service delivery program. The system includes a new Interactive Voice Response system, enhanced ATM capabilities and a new 24 hour customer Call Center. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.


4. EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan")shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 54,866,973 and 55,396,811 shares, respectively, for the quarter ended December 31, 2000, compared to 59,285,145 shares for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, basic and diluted weighted-average common shares outstanding were 56,896,070 and 57,166,740 shares, respectively, compared to 58,768,928 shares for the nine months ended December 31, 1999.


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

         Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Compensation expense related to the 211,233 shares committed to be released during the first nine months of fiscal 2001 was $2.7 million, which was equal to the shares committed to be released by the ESOP multiplied by the average estimated fair value of the common stock during the period in which they were released. At December 31, 2000, 800,634 shares were allocated to participant accounts.

         1998 Recognition and Retention Plan

         The Recognition Plan was implemented in September 1998 and may make restricted stock grants in an aggregate amount of up to 4% of the common stock sold in the Conversion, or 2,816,435 shares. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. On September 25, 1998, (the "Anniversary Date"), the Board of Directors issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Board of Directors granted non-performance share awards covering 28,363 shares during fiscal 2000 and 25,363 shares for the first nine months of fiscal 2001. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the Anniversary Date. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $4.3 million related to the Recognition Plan for the nine months ended December 31, 2000.

         1998 Stock Option Plan

         The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 10% of the common stock sold in the conversion, or 7,041,088 shares, to officers, key employees and non-employee directors of the Company. On September 25, 1998 (the "Option

Anniversary Date"), the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from the Option Anniversary Date. During fiscal 2000 and 2001, the Board of Directors granted options covering 146,000 and 25,000 shares, respectively. Subject to certain exceptions, options become 100% vested upon termination of employment due to death, disability or retirement. The option exercise price per share was the fair market value of the Company's common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after the date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the nine months ended December 31, 2000 or its statement of condition at December 31, 2000.

         Broad and Statewide maintained several stock option plans for its officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. Subsequent to the acquisitions, 410,458 of such options to purchase the Company's common stock have been exercised.


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

7. SECURITIES AVAILABLE-FOR-SALE

         The amortized cost and estimated fair value of securities available-for-sale at December 31, 2000 are as follows:

                                                                GROSS           GROSS          ESTIMATED
                                              AMORTIZED       UNREALIZED      UNREALIZED        FAIR
                                                 COST           GAINS           LOSSES          VALUE
                                             ----------        --------        --------        --------
                                                                      (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies              $  146,027        $    888        $(12,200)       $134,715
   Municipals                                     3,444              24              (3)          3,465
                                             ----------        --------        --------        --------
 Total debt securities                          149,471             912         (12,203)        138,180
                                             ----------        --------        --------        --------
 Equity securities:
   Preferred                                     36,365              --             (92)         36,273
   Common                                           895             897              --           1,792
                                             ----------        --------        --------        --------
 Total equity securities                         37,260             897             (92)         38,065
                                             ----------        --------        --------        --------
Total investment securities                     186,731           1,809         (12,295)        176,245
                                             ----------        --------        --------        --------
Mortgage-related securities:
  FNMA pass through certificates                  6,524             153              (4)          6,673
  GNMA pass through certificates                 29,482             594             (37)         30,039
  FHLMC pass through certificates                 5,796              70             (37)          5,829
  Collateralized mortgage obligation bonds      686,074             127          (7,010)        679,191
                                             ----------        --------        --------        --------
Total mortgage-related securities               727,876             944          (7,088)        721,732
                                             ----------        --------        --------        --------
Total securities available-for-sale            $914,607          $2,753        $(19,383)       $897,977
                                             ==========        ========        ========        ========

         The amortized cost and estimated fair value of securities available-for-sale at March 31, 2000 are as follows:

                                                                GROSS           GROSS         ESTIMATED
                                              AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                                COST            GAINS           LOSSES          VALUE
                                             ----------        --------        --------        --------
                                                                    (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                $153,930          $1,127        $(17,185)       $137,872
   Municipals                                     3,615              --            (126)          3,489
                                             ----------        --------        --------        --------
 Total debt securities                          157,545           1,127         (17,311)        141,361
                                             ----------        --------        --------        --------
 Equity securities:
   Preferred                                     46,365              --             (95)         46,270
   Common                                        25,497           1,637          (1,997)         25,137
                                             ----------        --------        --------        --------
 Total equity securities                         71,862           1,637          (2,092)         71,407
                                             ----------        --------        --------        --------
Total investment securities                     229,407           2,764         (19,403)        212,768
                                             ----------        --------        --------        --------
Mortgage-related securities:
  FNMA pass through certificates                  8,631              49            (114)          8,566
  GNMA pass through certificates                 35,385             354            (101)         35,638
  FHLMC pass through certificates                 7,807              58             (81)          7,784
  Collateralized mortgage obligation bonds      762,635              --         (41,592)        721,043
                                             ----------        --------        --------        --------
Total mortgage-related securities               814,458             461         (41,888)        773,031
                                             ----------        --------        --------        --------
Total securities available-for-sale          $1,043,865          $3,225        $(61,291)       $985,799
                                             ==========        ========        ========        ========

8. LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                   DECEMBER 31, 2000                MARCH 31, 2000
                                             --------------------------      --------------------------
                                                               PERCENT                         PERCENT
                                                                 OF                               OF
                                               AMOUNT           TOTAL          AMOUNT           TOTAL
                                             ----------        --------      ----------        --------
                                                               (DOLLARS IN THOUSANDS)
Mortgage Loans on Real Estate:
  Single-family residential                  $  616,027            11.4%     $  674,118           13.6%
  Cooperative apartment                         421,915             7.8         462,185             9.3
  Multi-family residential                    2,915,013            54.2       2,731,104            55.2
  Commercial real estate                        806,920            15.0         597,165            12.1
                                             ----------        --------      ----------        --------
  Total principal balance - mortgage loans    4,759,875            88.4       4,464,572            90.2
  Less net deferred fees                          7,500             0.1           8,727             0.2
                                             ----------        --------      ----------        --------
Total mortgage loans on real estate           4,752,375            88.3       4,455,845            90.0
                                             ----------        --------      ----------        --------
Commercial Business Loans                       343,056             6.4         253,606             5.1
                                             ----------        --------      ----------        --------
Other Loans:
  Student loans                                   1,940             0.0          39,260             0.8
  Home equity loans and lines of credit         123,143             2.3         121,109             2.4
  Warehouse mortgage lines of credit            130,778             2.4          48,175             1.0
  Consumer and other loans                       32,534             0.6          34,318             0.7
                                             ----------        --------      ----------        --------
  Total principal balance - other loans         288,395             5.3         242,862             4.9
  Less unearned discounts and deferred fees       1,426             0.0           1,793             0.0
                                             ----------        --------      ----------        --------
Total other loans                               286,969             5.3         241,069             4.9

Total loans receivable                        5,382,400          100.0%       4,950,520          100.0%
                                             ----------        ========      ----------        ========
Less allowance for loan losses                   72,580                          70,286
                                             ----------                      ----------
Loans receivable, net                        $5,309,820                      $4,880,234
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

                                                       DECEMBER 31,    MARCH 31,
                                                       -----------     ---------
                                                          2000           2000
                                                          ----           ----
                                                        (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
   Single-family residential                              $ 4,376      $ 3,712
   Cooperative apartment                                      187          243
   Multi-family residential                                   660        1,128
   Commercial real estate                                   3,141        3,281
  Commercial business loans                                 6,590        3,821
  Other loans(1)                                              151           33
                                                          -------      -------
     Total non-accrual loans                               15,105       12,218
                                                          -------      -------
Loans past due 90 days or more as to:
  Interest and accruing                                     1,795        2,616
  Principal and accruing(2)                                12,497       11,516
                                                          -------      -------
     Total past due loans and accruing                     14,292       14,132
                                                          -------      -------
     Total non-performing loans                            29,397       26,350
                                                          -------      -------
Other real estate owned, net(3)                               235           68
                                                          -------      -------
Total non-performing assets                               $29,632      $26,418
                                                          =======      =======
Allowance for loan losses as a percent of total loans        1.35%        1.42%
Allowance for loan losses as a percent of non-
 performing loans                                          246.90%      266.74%
Non-performing loans as a percent of total loans             0.55%        0.53%
Non-performing assets as a percent of total assets           0.42%        0.40%

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

                                                           NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                      ---------------------------
                                                         2000             1999
                                                      -----------      ---------
                                                        (DOLLARS IN THOUSANDS)
Allowance at beginning of period                      $    70,286      $   46,823
                                                      -----------      ----------
Allowance of acquired institution(1)                           --           6,658
                                                      -----------      ----------
Provision:
  Mortgage loans                                              525           7,925
  Consumer and commercial business loans(2)                   267             161
                                                      -----------      ----------
  Total provisions                                            792           8,086
                                                      -----------      ----------
Charge-offs:
  Mortgage loans                                              120              41
  Consumer and commercial business loans(2)                   503             131
                                                      -----------      ----------
  Total charge-offs                                           623             172
                                                      -----------      ----------
Recoveries:
  Mortgage loans                                              807             422
  Consumer and commercial business loans(2)                 1,318           2,356
                                                      -----------      ----------
  Total recoveries                                          2,125           2,778
                                                      -----------      ----------
Net recoveries                                              1,502           2,606
                                                      -----------      ----------
Allowance at end of period                            $    72,580      $   64,173
                                                      ===========      ==========
Allowance for possible loan losses as a
 percent of total loans                                     1.35%           1.45%
Allowance for possible loan losses as a
 percent of total non-performing loans(3)                 246.90%         221.47%

----------
(1) Reflects allowance for loan losses acquired in connection with the acquisition of Broad during fiscal 2000.
(2) Includes student loans, home equity loans and lines of credit, warehouse mortgage lines of credit, automobile loans, secured and unsecured personal loans, credit card loans and commercial business loans.
(3) Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and other loans, which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

         The Company's results of operations also are affected by the provision for loan losses, resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense, deposit insurance premiums, data processing services, amortization of intangibles, and income tax expense.

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


CHANGES IN FINANCIAL CONDITION

GENERAL

         Total assets at December 31, 2000 were $7.06 billion, an increase of $460.5 million, from $6.60 billion at March 31, 2000. The increase resulted mainly from the growth of the Company's loan portfolio, in particular, commercial and multi-family residential real estate loans, funded primarily by increased borrowings. At December 31, 2000, by comparison to March 31, 2000, the Company had increases of $431.9 million in the total loan portfolio, $69.4 million in other assets and $64.2 million in cash and cash equivalents, while the securities available-for-sale portfolio decreased $87.8 million and intangible assets decreased $16.7 million during the same period.

CASH AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS")

         Cash and cash equivalents increased from $152.2 million at March 31, 2000, to $216.4 million at December 31, 2000. The $64.2 million increase was principally due to a temporary build up of liquidity, resulting primarily from additional FHLB borrowings, which will be used to fund existing commitments primarily for mortgage and commercial business loans (see "Loans, net" below).


SECURITIES AVAILABLE-FOR-SALE

         The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $87.8 million or 8.9%, from $985.8 million at March 31, 2000 to $898.0 million at December 31, 2000. Total securities decreased during the nine months ended December 31, 2000, primarily as a result of approximately $87.1 million received from the normal paydowns on mortgage -- related securities which funds were utilized to fund higher yielding mortgage and commercial business loan originations (see "Loans, net" below). The Company sold approximately $47.7 million of securities, consisting primarily of equity securities, which were sold to fund the $100 million Bank Owned Life Insurance ("BOLI") program. The BOLI provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans. The BOLI is classified in other assets in the Statement of Financial Condition. Partially offsetting the decrease was a $41.4 million decrease in unrealized losses on securities available-for-sale.

         As of December 31, 2000 and March 31, 2000, the Company's investment securities totaled $176.2 million and $212.8 million, respectively, all of which were classified as available-for-sale. The Company's mortgage-related securities, a portion of which at December 31, 2000 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"), decreased from $773.0 million at March 31, 2000 to $721.7 million at December 31, 2000.

         At December 31, 2000, the Company had a $16.6 million (pre-tax) or $8.9 million net unrealized loss on available-for-sale investment and mortgage-related securities.


LOANS, NET

         Loans, net, increased by $429.6 million or 8.8%, to $5.31 billion at December 31, 2000, from $4.88 billion at March 31, 2000. During the first nine months of fiscal 2001, the Company originated, for its own portfolio, approximately $521.6 million of mortgage loans, compared to $939.8 million in the corresponding period of last year. The decline in mortgage originations reflected the combined effects of aggressive pricing by competitors in the New York metropolitan area in order to attain market share and reduced demand for loan products due to increased market rates of interest. The Company's continued emphasis on multi-family residential mortgage loan originations resulted in a net increase of $183.9 million, or 6.7%, in multi-family loans from $2.73 billion at March 31, 2000, to $2.92 billion at December 31, 2000. These loans currently comprise 54.2% of the total loan portfolio compared to 55.2% at March 31, 2000. Commercial real estate loans increased $209.8 million to $806.9 million at December 31, 2000 compared to $597.2 million at March 31, 2000. Commercial business loans increased $89.5 million from $253.6 million at March 31, 2000 to $343.1 million at December 31,2000 and warehouse mortgage lines of credit increased $82.6 million from $48.2 million at March 31, 2000 to $130.8 million at December 31, 2000. Single-family residential and cooperative apartment loans decreased $98.4 million from $1.14 billion to $1.04 billion at December 31, 2000.

The decline was due to the Company reducing its emphasis on both single-family residential and cooperative apartment loans in favor of higher yielding, commercial real estate and business loans. During the quarter, the Company sold $35.7 million of its student loan portfolio, fulfilling its decision to effectively exit this product line, while realizing a net gain of approximately $1.1 million. The Company does not participate in syndicated loan structures.


NON-PERFORMING ASSETS

         The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets of 42 basis points (0.42%) at December 31, 2000, compared to 40 basis points (0.40%) at March 31, 2000. At December 31, 2000, the Company's non-performing assets consisted of $15.1 million of non-accrual loans, $1.8 million of loans past due 90 days or more as to interest and accruing, $12.5 million of loans past due 90 days or more as to principal and accruing ($6.6 million of which were multi-family loans and $5.5 million of which were commercial real estate loans) and $235,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets increased by $3.2 million to $29.6 million at December 31, 2000 from $26.4 million at March 31, 2000. This increase was primarily due to a $2.9 million increase in non-accrual loans, primarily commercial business loans ($2.8 million), as well as a $1.0 million increase on loans which were 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule.


ALLOWANCE FOR LOAN LOSSES

         The Company's allowance for loan losses amounted to $72.6 million at December 31, 2000, as compared to $70.3 million at March 31, 2000. At December 31, 2000, the Company's allowance amounted to 1.35% of total loans and 246.9% of total non-performing loans compared to 1.42% and 266.7% at March 31, 2000, respectively. It is management's policy to maintain an allowance for loan losses based upon total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

         The $2.3 million increase in the allowance for loan losses for the nine months ended December 31, 2000 reflected net recoveries of $1.5 million and a provision of $0.8 million, all of which was taken in the first quarter of fiscal 2001. As a result of the continued high quality of the Company's loan portfolio, recent net loan recoveries and reduced loan originations of multi-family and commercial real estate loans during the past nine months, management did not record a provision for loan losses for the third quarter of fiscal 2001. However, management reviews the adequacy of the allowance for loan losses not less than quarterly. Although management believes the allowance for loan losses at December 31, 2000 was adequate, changes in market conditions, loan portfolio composition, level of non-performing loans, and other factors may result in the need for provisions in the future.


INTANGIBLE ASSETS

         The Company's intangible assets consist of goodwill and other intangibles resulting primarily from (i) the acquisition of Broad and its wholly owned subsidiary, Broad National, effective the close of business on July 31, 1999, (ii) the acquisition of Statewide and its wholly owned subsidiary, Statewide Bank, effective the close of business on January 7, 2000, (iii) the acquisition of Bay Ridge Bancorp, Inc. and its wholly owned subsidiary Bay Ridge Federal Savings Bank (collectively, "Bay Ridge") in January 1996 and (iv)the completion in fiscal 1996 of two branch purchase transactions (the "Branch Acquisitions"). At December 31, 2000, intangibles totaled $204.3 million and consisted of $89.4 million related to the acquisition of Broad, $82.7 million related to the acquisition of Statewide, $16.7 million related to the acquisition of Bay Ridge and $15.5 million related to the Branch Acquisitions. The Company's intangible assets decreased by $16.7 million to $204.3 million at December 31, 2000, from $221.0 million at March 31, 2000, as a result of the amortization of the intangible assets, as well as adjustments to the Broad and Statewide goodwill during the nine months ended December 31, 2000. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized.


DEPOSITS

         Deposits increased $68.6 million or 1.6%, to $4.48 billion at December 31, 2000, compared to $4.41 billion at March 31, 2000. The increase was due to interest credited of $125.1 million, partially offset by deposit outflows totaling $56.5 million. The deposit outflow was primarily due to disintermediation resulting from customer transfers of funds to other financial institutions conducting deposit gathering campaigns by paying above market rates of interest.


BORROWINGS

         Borrowings increased $418.8 million or 36.0%, to $1.58 billion at December 31, 2000, compared to $1.16 billion at March 31, 2000. This increase was primarily to fund the growth in the commercial mortgage and business loan portfolios.


EQUITY

         At December 31, 2000, total stockholders' equity totaled $803.5 million, compared to $834.8 million at March 31, 2000. The $31.3 million decrease primarily reflected a $95.3 million reduction in capital due to the purchase of shares in connection with the Company's open market stock repurchase program, combined with a $13.0 million decrease resulting from dividends declared. Such reductions were partially offset by net income of $45.6 million, a $24.0 million net decrease in the unrealized loss on securities available-for-sale, amortization of the earned portion of Recognition Plan grants of $4.4 million and $2.9 million related to ESOP shares committed to be released for the first nine months of fiscal 2001. Tangible book value per share was $9.94 and the tangible equity to tangible assets ratio was 8.74% at December 31, 2000.

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

                                                              FOR THE THREE MONTHS ENDED
                                                              --------------------------
                                                 DECEMBER 31, 2000                  DECEMBER 31, 1999
                                                 -----------------                  -----------------
                                                                (DOLLARS IN THOUSANDS)
                                                                  AVERAGE                             AVERAGE
                                          AVERAGE                  YIELD/    AVERAGE                   YIELD/
                                          BALANCE     INTEREST      COST     BALANCE      INTEREST      COST
                                         --------------------------------------------------------------------
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans                        $4,626,191   $ 86,456      7.48%   $4,070,913    $ 74,785      7.35%
   Commercial business loans                299,289      7,278      9.65       147,504       3,264      8.78
   Other loans(2)                           277,543      6,436      9.28       149,229       2,872      7.70
                                         ----------   --------              ----------    --------
 Total loans                              5,203,023    100,170      7.70     4,367,646      80,921      7.41
 Mortgage-related securities                743,216     11,915      6.41       849,700      13,704      6.45
 Investment securities                      190,454      2,986      6.27       367,795       4,953      5.39
 Other interest-earning assets(3)           246,999      3,929      6.36       202,948       2,587      5.10
                                         ----------   --------              ----------    --------
Total interest-earning assets             6,383,692    119,000      7.46     5,788,089     102,165      7.06
                                                      --------      ----                  --------      ----
Non-interest-earning assets                 515,613                            361,759
                                         ----------                         ----------
  Total assets                           $6,899,305                         $6,149,848
                                         ==========                         ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                     $1,152,479    $ 5,224      1.80    $1,005,181     $ 4,190      1.65
  Savings deposits                        1,167,932      6,091      2.07     1,070,305       5,684      2.11
  Certificates of deposit                 2,193,109     32,005      5.79     1,950,419      25,016      5.09
                                         ----------   --------              ----------    --------
   Total deposits                         4,513,520     43,320      3.81     4,025,905      34,890      3.44
                                         ----------   --------              ----------    --------
 Cumulative trust preferred
  securities(5)                              11,067        260      9.39        11,500         273      9.50
 Borrowings                               1,446,750     20,768      5.70     1,181,621      16,194      5.44
                                         ----------   --------              ----------    --------
Total interest-bearing liabilities        5,971,337     64,348      4.28     5,219,026      51,357      3.90
                                                      --------      ----                  --------      ----
Non-interest-bearing liabilities            119,842                            140,526
                                         ----------                         ----------
Total liabilities                         6,091,179                          5,359,552
Total equity                                808,126                            790,296
                                         ----------                         ----------
Total liabilities and equity             $6,899,305                         $6,149,848
                                         ==========                         ==========

Net interest-earning assets              $  412,355                         $  569,063
                                         ==========                         ==========
Net interest income/interest rate
  spread                                              $ 54,652      3.18%                 $ 50,808      3.16%
                                                      ========      ====                  ========      ====

Net interest margin                                                 3.46%                               3.54%
                                                                    ====                               =====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                                1.07x                               1.11x
                                                                    ====                               =====

         (1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

         (2) Includes student loans, home equity loans and lines of credit, warehouse mortgage lines of credit, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

         (3) Includes federal funds sold, interest-earning bank deposits, FHLB stock, overnight commercial paper and certificates of deposit.

         (4)      Includes NOW, money market and checking accounts.

         (5) Acquired in connection with the acquisition of Broad effective the close of business on July 31, 1999.


                                                                   FOR THE NINE MONTHS ENDED
                                                                   -------------------------
                                                     DECEMBER 31, 2000                  DECEMBER 31, 1999
                                                     -----------------                  -----------------
                                                                    (DOLLARS IN THOUSANDS)
                                                                      AVERAGE                            AVERAGE
                                               AVERAGE                YIELD/      AVERAGE                 YIELD/
                                               BALANCE    INTEREST     COST       BALANCE     INTEREST     COST
                                               ------------------------------------------------------------------
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans                            $4,571,365   $255,245     7.44%    $3,827,139   $ 210,258     7.33%
   Commercial business loans                    274,524     19,138     9.25         98,515       6,493     8.75
   Other loans(2)                               274,689     18,476     8.81        118,562       6,878     7.73
                                             ----------   --------              ----------   ---------
 Total loans                                  5,120,578    292,859     7.63      4,044,216     223,629     7.37
 Mortgage-related securities                    772,605     37,224     6.42        948,442      44,880     6.31
 Investment securities                          202,106      9,443     6.23        324,047      13,064     5.38
 Other interest-earning assets(3)               232,639     10,761     6.17        269,400      10,029     4.96
                                             ----------   --------              ----------   ---------
Total interest-earning assets                 6,327,928    350,287     7.38      5,586,105     291,602     6.96
                                                          --------     ----                  ---------     ----
Non-interest-earning assets                     459,777                            289,926
                                             ----------                         ----------
  Total assets                               $6,787,705                         $5,876,031
                                             ==========                         ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                         $1,137,688   $ 15,060     1.76     $  893,450   $  11,739     1.74
  Savings deposits                            1,189,385     19,049     2.13      1,031,556      17,064     2.20
  Certificates of deposit                     2,176,902     90,993     5.55      1,884,984      72,362     5.10
                                             ----------   --------              ----------   ---------
   Total deposits                             4,503,975    125,102     3.69      3,809,990     101,165     3.52
                                             ----------   --------              ----------   ---------
 Cumulative trust preferred
  securities (5)                                 11,163        785     9.38          6,398         455     9.48
 Borrowings                                   1,338,899     57,754     5.73      1,140,583      46,533     5.41
                                             ----------   --------              ----------   ---------
Total interest-bearing liabilities            5,854,037    183,641     4.16      4,956,971     148,153     3.97
                                                          --------     ----                  ---------     ----
Non-interest-bearing liabilities                113,735                            107,520
                                             ----------                         ----------
Total liabilities                             5,967,772                          5,064,491
Total equity                                    819,933                            811,541
                                             ----------                         ----------
Total liabilities and equity                 $6,787,705                         $5,876,032
                                             ==========                         ==========

Net interest-earning assets                  $  473,891                         $  629,134
                                               ========                           ========
Net interest income/interest rate
  spread                                                  $166,646     3.22%                 $ 143,449     2.99%
                                                          ========     ====                  =========     ====

Net interest margin                                                    3.53%                               3.44%
                                                                       ====                                ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                                   1.08x                               1.13x
                                                                       ====                                ====

         (1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

         (2) Includes student loans, home equity loans and lines of credit, warehouse mortgage lines of credit, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

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


                                       THREE MONTHS ENDED DECEMBER 31, 2000               NINE MONTHS ENDED DECEMBER 31, 2000
                                          COMPARED TO THREE MONTHS ENDED                       COMPARED TO NINE MONTHS
                                                 DECEMBER 31, 1999                             ENDED DECEMBER 31, 1999
                                                 -----------------                             -----------------------

                                         Increase (decrease)                            Increase (decrease)
                                               due to                Total Net                due to                 Total Net
                                        --------------------         Increase          ---------------------         Increase
                                        Rate          Volume        (Decrease)         Rate           Volume        (Decrease)
                                        ----          ------        ----------         ----           ------        ----------
                                                                            (IN THOUSANDS)
Interest-earning assets:
Loans receivable:
 Mortgage loans                      $  1,340        $ 10,332        $ 11,672        $  3,496        $ 41,491        $ 44,987
 Commercial business loans                352           3,662           4,014             400          12,245          12,645
 Other loans(1)                           686           2,877           3,563           1,102          10,496          11,598
                                     --------        --------        --------        --------        --------        --------
Total loans receivable                  2,378          16,871          19,249           4,998          64,232          69,230

Mortgage-related securities               (84)         (1,705)         (1,789)            773          (8,429)         (7,656)
Investment securities                     711          (2,678)         (1,967)          1,838          (5,459)         (3,621)
Other interest-earning assets             714             628           1,342           2,217          (1,485)            732
                                     --------        --------        --------        --------        --------        --------
Total net change in income on
 interest-earning assets                3,719          13,116          16,835           9,826          48,859          58,685

Interest-bearing liabilities:
 Deposits:
  Demand deposits                         380             655           1,035              68           3,253           3,321
  Savings deposits                       (108)            515             407            (558)          2,543           1,985
  Certificates of deposit               3,668           3,320           6,988           6,767          11,864          18,631
                                     --------        --------        --------        --------        --------        --------
Total deposits                          3,940           4,490           8,430           6,277          17,660          23,937
Trust preferred securities                 (3)            (10)            (13)             (6)            336             330
Borrowings                                803           3,771           4,574           2,779           8,442          11,221
                                     --------        --------        --------        --------        --------        --------
Total net change in expense on
 interest-bearing liabilities           4,740           8,251          12,991           9,050          26,438          35,488
                                     --------        --------        --------        --------        --------        --------
Net change in net interest
 income                              $ (1,021)       $  4,865        $  3,844        $    776        $ 22,421        $ 23,197
                                     ========        ========        ========        ========        ========        ========


(1) Includes student loans, home equity loans and lines of credit, warehouse mortgage lines of credit, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


GENERAL

         The Company reported a 21.7% increase in diluted earnings per share to $0.28 for the quarter ended December 31, 2000, compared to $0.23 for the quarter ended December 31, 1999. Net income increased 13.5%, to $15.4 million for the quarter ended December 31, 2000, compared to $13.6 million for the quarter ended December 31, 1999.

         Cash earnings for the third quarter of fiscal year 2001 increased 16.8% to $22.0 million and increased 25.0% per diluted share to $0.40 compared to the same period in the prior fiscal year. Cash earnings consist of net income adjusted for the amortization of intangibles and certain charges related to the Company's stock benefit plans, net of tax. The Company believes the reporting of cash earnings along with earnings calculated in accordance with generally accepted accounting principles (GAAP) provides further insight into the Company's operating performance.

         The $1.8 million increase in net income during the three months ended December 31, 2000, compared to the same period in the prior year, was primarily due to increases of $3.8 million in net interest income, $5.7 million in non-interest income and a $2.5 million decrease in provision for loan losses. These were partially offset by a $7.8 million increase in non-interest expense and a $2.5 million increase in the provision for income taxes.


NET INTEREST INCOME

         Net interest income increased by $3.8 million or 7.57%, to $54.7 million for the three months ended December 31, 2000, as compared to $50.8 million for the three months ended December 31, 1999. The increase was due to a $16.8 million increase in interest income, offset in part by a $13.0 million increase in interest expense. The growth in net interest income reflects primarily the $595.6 million increase in average interest-earning assets during the three months ended December 31, 2000, as compared to the same period in the prior year. This increase was primarily attributable to the assets acquired in connection with the Statewide acquisition in January 2000. The growth also reflected the increase in commercial mortgage and business loans, which were primarily funded with borrowings.

         The Company experienced a 40 basis point increase in the weighted average yield earned on its interest earning assets, from 7.06% for the three months ended December 31, 1999, compared to 7.46% for the three months ended December 31, 2000. This increase was primarily due to the addition of the Broad and Statewide loan portfolios, including warehouse mortgage lines of credit, accompanied by generally higher yields on loans originated during the past year due to rising market rates of interest. However, the Company's net interest margin was 3.46% and 3.54% for the three months ended December 31, 2000 and 1999, respectively, as the ratio of interest-earning assets to interest-bearing liabilities declined, primarily due to the Company's stock repurchase programs. The eight basis point decline over the past year was primarily the result of increases in short-term interest rates experienced in 2000, which affected the Company's interest-bearing liabilities more rapidly than its interest-earning assets. Partially offsetting such increase was the addition of Broad's higher yielding commercial loan portfolio, accompanied by the associated lower cost commercial deposit base.

         The Company anticipates some further compression of its net interest margin during the remainder of fiscal year 2001. Contributing to this compression will be the Company's use of its earning assets to fund its stock repurchase programs, the investment in BOLI, as well as the Company's de novo branch strategy. During the new branch start-up phase, the Company expects to solicit higher cost deposit products in an effort to build customer relationships. It should be noted that changes in the cash surrender value of the BOLI is recognized on a quarterly basis in other non-interest income.

         Interest income increased by $16.8 million, to $119.0 million for the quarter ended December 31, 2000, compared to $102.2 million for the quarter ended December 31, 1999. Interest income on loans increased $19.2 million due to an $835.4 million increase in the average balance of loans combined, with a 29 basis point increase in the yield earned on loans from 7.41% for the three-month fiscal 2000 period, to 7.70% for the three-month fiscal 2001 period. Income on investment securities decreased $2.0 million due to a $177.3 million decrease in the average balance of investment securities, partially offset by an 88 basis point increase in the yield earned for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. Interest income on mortgage-related securities decreased $1.8 million during the third quarter of fiscal 2001 compared to the same period in fiscal 2000, as a result of a $106.5 million decrease in the average balance of these securities and a 4 basis point decrease in the yield earned. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock increased $1.3 million in the current quarter compared to the prior year quarter, due to an increase of $0.4 million in dividends on FHLB stock, as well as an increase of $0.8 million in interest on short-term investments.

         Interest expense increased $13.0 million or 25.3%, to $64.3 million for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. The increased FHLB borrowings, which have primarily been used to fund mortgage and commercial business loan originations, resulted in additional interest expense of $4.6 million. The $487.6 million increase in the average balance of deposits increased interest paid on deposits by $8.4 million, combined with a 37 basis point increase in the average rate paid on deposits to 3.81% for the quarter ended December 31, 2000, compared to 3.44% for the quarter ended December 31, 1999.


PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses decreased by $2.5 million for the quarter ended December 31, 2000, compared to the same period in the prior fiscal year. As a result of the continued high quality of the Company's loan portfolio, recent net loan recoveries and reduced originations of multi-family and commercial real estate loans during the past nine months, management did not record a provision for loan losses for the third quarter of fiscal 2001. Although management believes the allowance for loan losses at December 31, 2000 was adequate, it will continue to evaluate the adequacy of the allowance for loan losses as changes in market conditions, loan portfolio composition and other factors may result in the need for provisions in the future.

         Non-performing assets as a percentage of total assets totaled .42% at December 31, 2000 compared to .47% at December 31, 1999. The Company's allowance amounted to 1.35% and 1.45% of total loans at December 31, 2000 and 1999, respectively.


NON-INTEREST INCOME

         Increasing non-interest income has been an on-going strategic objective. As a result of the implementation of a variety of initiatives, the Company experienced an increase in non-interest income of $5.7 million, or 111.6%, to

$10.9 million for the three months ended December 31, 2000, compared to $5.2 million for the three months ended December 31, 1999.

          During the quarter ended December 31, 2000, the Company recognized net gains of $1.1 million on the sale of loans and securities, primarily the result of a $1.1 million gain realized on the sale of approximately $35.7 million of loans in its student loan portfolio. During the quarter ended December 31, 1999, the Company had realized a net gain of $0.1 million on the sale of approximately $52.1 million of securities, which were sold to fund mortgage originations.

         Mortgage-banking activities income reflects a $1.0 million gain on the sale of $95.0 million of commercial real estate loans during the third quarter of fiscal 2001, with the Bank retaining servicing.

         Service fees increased 82.5% to $6.7 million for the quarter ended December 31, 2000, compared to the quarter ended December 31, 1999. This increase reflects an increase in banking and service fees from the expanded branch network resulting from the acquisition of Statewide, as well as increased fees on sales of annuities and mutual funds and increased banking and service fees.

         Other non-interest income increased by $0.7 million, or 48.1%, to $2.1 million for the three months ended December 31, 2000, compared to $1.4 million for the three months ended December 31, 1999. During October 2000, the Company implemented a BOLI program for the purpose of funding its various employee benefit plans. The initial $100 million premium was recorded in other assets and reflects the cash surrender value of the life insurance policies. Increases in cash surrender values and benefits received are recorded in other non-interest income. The Company recorded approximately $1.3 million in income related to this program for the quarter ended December 31, 2000. Prior to the investment in the BOLI program, the initial $100 million premium was invested in investment securities, income from which was recognized in interest income. The increase in other non-interest income for the fiscal 2001 quarter was partially offset by a decrease in mortgage prepayment fees. The level of mortgage prepayments declined during the fiscal 2001 period, as general market rates of interest increased, resulting in reduced mortgage refinancing and lower mortgage prepayment fees of $0.3 million.



NON-INTEREST EXPENSE

         Non-interest expense amounted to $38.8 million for the quarter ended December 31, 2000, compared to $31.0 million for the quarter ended December 31, 1999. The $7.8 million growth in such expenses was primarily attributable to increases in personnel costs of $2.9 million, occupancy costs of $1.1 million, data processing fees of $0.7 million, amortization of intangibles of $1.3 million and other non-interest expenses of $1.7 million.

         Compensation and benefits increased $2.9 million for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The increase was due to increased compensation of $2.4 million and increased medical insurance and post-retirement health care costs of $1.0 million for the quarter ended December 31, 2000, resulting from additional staffing associated with the Statewide and Broad franchises. Included in the increased compensation was a $0.9 million adjustment to the value of deferred compensation investments. This increase was partially offset by a $0.9 million reduction in pension expense, resulting from the pension plan amendments adopted in the second quarter of fiscal 2001. The amendments will result in a projected annual savings of approximately $3.0 million.

         Occupancy costs increased $1.1 million to $5.5 million during the three months ended December 31, 2000, as compared to $4.4 million for the three months ended December 31, 1999. The increase is primarily the result of the expansion of operations resulting from the acquisition of Statewide in January 2000. As a result of the current de novo branch activities, the Company anticipates higher operating costs associated with the opening of new branch facilities. Two de novo branches opened during the current fiscal year with a third planned to open in the fourth quarter of fiscal 2001. In addition, the Company currently expects to open five new branches in fiscal 2002.

         Data processing service expenses increased by $0.7 million or 40.3%, to $2.5 million during the three months ended December 31, 2000, as compared to the three months ended December 31, 1999. The increase was a result of additional costs associated with the expansion of operations resulting from the acquisition of Statewide, which was partially offset by the lack of any costs related to the 2000 transition.

         Amortization of intangibles increased $1.3 million to $5.3 million for the quarter ended December 31, 2000, as compared to $4.0 million for the quarter ended December 31, 1999. The increase is primarily due to approximately $98.8 million of goodwill associated with the Broad acquisition and approximately $88.6 million of goodwill associated with the Statewide acquisition, in both cases which is being amortized over 15 years.

         Other non-interest expenses increased $1.7 million, or 30.5%, to $7.4 million for the three months ended December 31, 2000 compared to the same period in the prior year, primarily due to additional expenses associated with the expansion of operations resulting from the acquisition of Statewide. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.


INCOME TAXES

         Income tax expense amounted to $11.4 million and $8.9 million for the three months ended December 31, 2000 and 1999, respectively. The increase experienced in the fiscal 2001 period reflected, in part, the increase in the Company's income before income taxes, as well as an increase in the Company's effective tax rate for the three months ended December 31, 2000 to 42.5%, compared to 39.5% for the three months ended December 31, 1999. The increase in effective tax rate is due to the non-deductible amortization of intangibles arising from the Broad and Statewide acquisitions in fiscal 2000.

         As of December 31, 2000, the Company had a net deferred tax asset of $68.4 million. No valuation allowance was deemed necessary with respect to such asset.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


GENERAL

         The Company reported a 21.2% increase in diluted earnings per share to $0.80 per share for the nine months ended December 31, 2000, compared to $0.66 per diluted share for the nine months ended December 31, 1999. Net income for the nine months ended December 31, 2000 increased $7.0 million, or 18.2%, to $45.6 million, compared to the nine months ended December 31, 1999.

         Cash earnings for the nine months ended December 31, 2000 increased 25.4% to $65.6 million compared to $52.3 million for the same period of the prior year. Cash earnings per diluted share increased 29.2% to $1.15 as compared to $0.89 for the nine months ended December 31, 1999.

         The $7.0 million increase in net income during the nine months ended December 31, 2000 compared to the same period in the prior year, was primarily due to increases of $23.2 million in net interest income, $13.6 million in non-interest income and a $7.3 million decrease in provision for loan losses. These were partially offset by a $27.7 million increase in non-interest expense and a $9.4 million increase in the provision for income taxes.


NET INTEREST INCOME

         Net interest income increased by $23.2 million or 16.2% to $166.6 million for the nine months ended December 31, 2000 as compared to the same period in 1999. The increase was due to a $58.7 million increase in interest income offset in part by a $35.5 million increase in interest expense. The growth in net interest income reflects primarily the $741.8 million increase in average interest-earning assets resulting from the assets acquired in connection with the acquisitions of Broad and Statewide and, to a lesser extent, the growth of the commercial mortgage and business loan portfolios.

         The Company's net interest margin was 3.53% and 3.44% for the nine months ended December 31, 2000 and 1999, respectively. The 9 basis point increase in net interest margin for the 2000 period was attributable to the addition of Broad's higher yielding commercial loan portfolio and the associated lower cost commercial deposit base, partially offset by interest rate compression experienced during the period. Since the completion of the Broad and Statewide acquisitions, the Company has continued to concentrate on expanding its higher yielding commercial mortgage and business loan portfolios rather than investing in securities.

         Interest income increased by $58.7 million, or 20.1%, to $350.3 million for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. Interest income on loans increased $69.2 million due to a $1.08 billion increase in the average balance of loans, combined with a 26 basis point increase in the yield earned on loans from 7.37% for the fiscal 2000 period, to 7.63% for the fiscal 2001 period. Income on investment securities decreased $3.6 million due to a $121.9 million decrease in the average balance of investment securities, partially offset by an increase in the yield earned from 5.38% for the nine months ended December 31, 1999, to 6.23% for the nine months ended December 31, 2000. Interest income on mortgage-related securities decreased $7.7 million during the nine months of fiscal 2001, compared to the same period in fiscal 2000 as a result of a $175.8 million decrease in the average balance of these securities, partially offset by an 11 basis point increase in the yield earned. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) increased $0.7 million in the current nine months compared to the same period in the prior year primarily due to an increase of $0.6 million in interest on short-term investments.

         Interest expense increased $35.5 million or 24.0% for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. Interest expense on borrowings increased by $11.2 million as a result of the increased FHLB borrowings, which have primarily been used to fund commercial mortgage and business loan originations. Interest expense on deposits increased $23.9 million due to a $694.0 million increase in the average balance of deposits, combined with a 17 basis point increase in the average rate paid on deposits, to 3.69% for the nine months ended December 31, 2000, compared to 3.52% for the nine months ended December 31, 1999.


PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses decreased by $7.3 million to $0.8 million as compared to $8.1 million for the same period in the prior year. As a result of the continued high quality of the Company's loan portfolio, recent net loan recoveries and reduced loan originations of multi-family and commercial real estate loans during the past nine months, management did not record a provision for loan losses for the third quarter of fiscal 2001. Although management believes the allowance for loan losses at December 31, 2000 was adequate, it will continue to evaluate the adequacy of the allowance for loan losses as changes in market conditions, loan portfolio composition and other factors may result in the need for provisions in the future.


NON-INTEREST INCOME

         Increasing non-interest income has been an on-going strategic objective. As a result of the implementation of a variety of initiatives, the Company experienced an increase in non-interest income of $13.6 million, or 112.3%, to $25.7 million for the nine months ended December 31, 2000, compared to $12.1 million for the nine months ended December 31, 1999.

         During the fiscal 2001 period, the Company recognized net gains of $3.1 million on the sale of loans and securities. The Company realized a $1.1 million gain on the sale of approximately $35.7 million of loans in its student loan portfolio, $0.3 million gain associated with the disposition of owned real estate property and a net gain of $1.6 million on the sale of approximately $47.7 million of securities, consisting primarily of equity securities, which were sold to fund the $100 million BOLI program. For the nine months ended December 31, 1999, the Company had realized a net loss of $1.8 million on the sale of approximately $485.8 million of securities, which were sold to fund mortgage originations and the Company's stock repurchase programs.

         Mortgage-banking activities income reflects a $1.0 million gain on the sale of $95.0 million of commercial real estate loans during the fiscal 2001 period, with the Bank retaining servicing.

         Service fees increased 89.4% to $17.9 million for the nine months ended December 31, 2000, compared to the nine months ended December 31, 1999. This increase was due to increased banking and service fees from the expanded branch network resulting from the acquisitions of both Broad and Statewide, as well as increased fees on sales of annuities and mutual funds and increased banking and servicing fees.

         Other non-interest income decreased by $0.6 million, to $3.8 million for the nine months ended December 31, 2000, compared to $4.4 million for the nine months ended December 31, 1999. The level of mortgage prepayments declined during the fiscal 2001 period, as general market rates of interest increased, resulting in reduced mortgage refinancing and lower mortgage prepayment fees of $2.2 million. During October 2000, the Company implemented a BOLI program for the purpose of funding its various employee benefit plans. The initial $100 million premium was recorded in other assets and reflects the cash surrender value of the life insurance policies. Increases in cash surrender values and benefits received are recorded in other non-interest income. The Company recorded approximately $1.3 million in income related to this program for the quarter ended December 31, 2000. Prior to the investment in the BOLI program, the initial $100 million premium was invested in investment securities, income from which was recognized in interest income.


NON-INTEREST EXPENSE

         Non-interest expense increased by $27.7 million, or 32.7%, to $112.5 million for the nine months ended December 31, 2000, compared to $84.8 million for the nine months ended December 31, 1999. The increase in expenses was attributable to increases in personnel costs of $10.0 million, occupancy costs of $4.8 million, amortization of intangibles of $6.4 million, other non-interest expenses of $5.8 million and data processing fees of $0.7 million. During the quarter ended September 30, 2000, the Company commenced consolidation of its back-office operations through the newly created Operations Division in order to improve efficiency, enhance customer service and reduce operating costs.

         Compensation and employee benefits expense increased $10.0 million, or 27.2%, to $46.7 million for the nine months ended December 31, 2000 as compared to the same period in the prior year. The increase was due to increased compensation of $9.1 million and increased medical insurance and post-retirement health care costs of $2.2 million for the nine months ended December 31, 2000, resulting from staff additions due to the Statewide and Broad acquisitions. Included in the increased compensation was a $0.9 million adjustment to the value of deferred compensation investments. This increase was partially offset by a $2.5 million reduction in pension expense, resulting from the pension plan amendments adopted in the second quarter of fiscal 2001. The amendments will result in a projected annual savings of approximately $3.0 million.

         Occupancy costs increased $4.8 million to $16.3 million during the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. The increase is primarily the result of the expansion of operations resulting from the acquisition of Broad in July 1999 and Statewide in January 2000. As a result of the current de novo branch activities, the Company anticipates higher operating costs associated with the opening of new branch facilities. Two de novo branches opened during the current fiscal year with a third planned to open in the fourth quarter of fiscal 2001. In addition, the Company currently expects to open five new branches in fiscal 2002.

         Data processing service expenses increased $0.7 million, to $6.8 million during the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. The increase was a result of additional costs associated with the expansion of operations resulting from the acquisitions of Broad and Statewide, partially offset by the lack of any costs related to the transition to 2000.

         Amortization of intangibles increased $6.4 million to $15.9 million for the nine months ended December 31, 2000 compared to $9.5 million for the same period in the prior year. The increase is primarily due to the goodwill associated with the Broad and Statewide acquisitions, in both cases which is being amortized over 15 years.

         Other non-interest expenses increased $5.8 million for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 primarily due to additional expenses associated with the expansion of operations resulting from the acquisitions of Broad and Statewide. These expenses included items such as professional services, equipment expenses, office supplies, postage, telephone expenses, maintenance and security.


INCOME TAXES

         Income tax expense amounted to $33.4 million and $24.1 million during the nine months ended December 31, 2000 and 1999, respectively. The increase experienced in the fiscal 2001 period reflected in part, the increase in the Company's income before income taxes, as well as an increase in the Company's effective tax rate for the nine months ended December 31, 2000 to 42.3%, compared to 38.4% for the nine months ended December 31, 1999. The increase in effective tax rate is due to the non-deductible amortization of intangibles arising from the Broad and Statewide acquisitions in fiscal 2000.

         As of December 31, 2000, the Company had a net deferred tax asset of $68.4 million. No valuation allowance was deemed necessary with respect to such asset.

REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at December 31, 2000.

                                              REQUIRED                       ACTUAL                        EXCESS
                                       PERCENT        AMOUNT         PERCENT        AMOUNT        PERCENT         AMOUNT
                                                                     (DOLLARS IN THOUSANDS)
Tier I leverage
 capital ratio(1)(2)                     4.0%        $266,919          8.0%         $535,766        4.0%        $268,847

Risk-based capital
 ratios:(2)
  Tier I                                 4.0          188,869         11.4           535,766        7.4          346,897
  Total                                  8.0          377,738         12.6           595,135        4.6          217,397

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


LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Historically, the Company has been able to generate sufficient cash through its deposits and has only utilized borrowings from the FHLB of New York, to a limited degree as a source of funds prior to fiscal 1999. However, due to the Company's increased focus on expanding its commercial mortgage and business loan portfolios, the Company has increased the use of its FHLB borrowings, which totaled $1.58 billion at December 31, 2000.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or Dutch Auction Rate Preferred Stock securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At December 31, 2000, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $130.1 million consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended December 31, 2001. At December 31, 2000 outstanding commitments for other loans totaled $54.0 million, primarily comprised of home equity loans and lines of credit. In addition, at December 31, 2000, unused commercial business lines of credit and warehouse mortgage lines of credit outstanding were $182.1 million and $137.8 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2000 totaled $1.98 billion, or 90.5% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.


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

         The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of December 31, 2000.

                                                                                                NPV AS % OF PORTFOLIO
CHANGE (IN BASIS POINTS) IN                                                                     ---------------------
INTEREST RATES                                        NET PORTFOLIO VALUE                          VALUE OF ASSETS
--------------                                        -------------------                          ---------------
                                                                                                           CHANGE IN NPV
                                          AMOUNT           $ CHANGE         NPV % CHANGE       RATIO            RATIO
                                          ------           --------         ------------       -----            -----
               +300                        573,719         (280,092)          (32.80)%          8.93%           (3.11)%
               +200                        646,017         (207,794)          (24.34)           9.76            (2.28)
               +100                        754,944         (98,867)           (11.58)          11.01            (1.03)
                  0                        853,811               --               --           12.04               --
               -100                        955,242          101,431            11.88           13.04             1.00
               -200                      1,047,049          193,238            22.63           13.90             1.86
               -300                      1,265,897          412,086            48.26           16.14             4.10

         As of December 31, 2000, the Company's NPV was $853.8 million, or 12.04% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $646.0 million, or 9.76% of the market value of assets. The change in the NPV ratio or the Company's Sensitivity Measure was negative 2.28%.

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

         Item 1.           Legal Proceedings
                           Not applicable

         Item 2.           Changes in Securities and Use of Proceeds
                           Not applicable

         Item 3.           Defaults upon Senior Securities
                           Not applicable

         Item 4.           Submission of Matters to a Vote of Security Holders
                           None

         Item 5.           Other Information

                           On January 30, 2001, the Company announced the appointment of Alan Fishman as President and Chief Executive Officer effective March 12, 2001. The Company filed a Form 8-K on January 30, 2001 with respect to such matter.

         Item 6.           Exhibits and Reports on Form 8-K
                           a) Exhibits
                                    None

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


Date: February 9, 2001                  By: /s/ Charles J. Hamm
     -----------------                     ------------------------------------
                                           Charles J. Hamm
                                           Chairman, President and
                                             Chief Executive Officer



Date: February 9, 2001                  By: /s/ John B. Zurell
     -----------------                     ------------------------------------
                                           John B. Zurell
                                           Executive Vice President and
                                             Chief Financial Officer