Form 10-K405
period 2001-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2001-06-22
CIK 945734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (718) 722-5300

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X]

     As of June 8, 2001, there were 59,112,339 shares of the Registrant's common stock issued and outstanding. The aggregate market value of the Registrant's common stock (based on the closing price as quoted on June 8, 2001) held by non-affiliates was approximately $905,972,557.

     (1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEPENDENCE COMMUNITY BANK CORP.
2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1.        BUSINESS                                                          1
               Description of Business                                           1
               Market Area and Competition                                       1
               Lending Activities                                                2
               Asset Quality                                                    12
               Investment Activities                                            18
               Sources of Funds                                                 21
               Employees                                                        23
               Subsidiaries                                                     23
               Regulation of Savings and Loan Holding Companies                 24
               Regulation of State-Chartered Banks                              28
               Federal Taxation                                                 32
               State and Local Taxation                                         33
ITEM 2.        Properties                                                       34
ITEM 3.        Legal Proceedings                                                37
ITEM 4.        Submission of Matters to a Vote of Security Holders              38

PART II
ITEM 5.        Market for Independence Community Bank Corp.'s Common Equity     38
               and Related Stockholder Matters
ITEM 6.        Selected Consolidated Financial and Other Data                   39
ITEM 7.        Management's Discussion and Analysis of Financial Condition      41
               and Results of Operations
ITEM 7A.       Quantitative and Qualitative Disclosure About Market Risk        61
ITEM 8.        Financial Statements and Supplementary Data                      62
ITEM 9.        Changes in and Disagreements with Accountants on Accounting      94
               and Financial Disclosure

PART III
ITEM 10.       Directors and Executive Officers of Independence Community       94
               Bank Corp.
ITEM 11.       Executive Compensation                                           94
ITEM 12.       Security Ownership of Certain Beneficial Owners and              94
               Management
ITEM 13.       Certain Relationship and Related Transactions                    94

PART IV
ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form     95
               8-K
SIGNATURES                                                                      97

PART I

ITEM 1. BUSINESS

INDEPENDENCE COMMUNITY BANK CORP.

     Independence Community Bank Corp. (the "Holding Company") is a Delaware corporation organized in June 1997 by Independence Community Bank (the "Bank"), for the purpose of becoming the parent savings and loan holding company of the Bank. The Bank's reorganization to the stock form of organization and the concurrent offer and sale of the Holding Company's common stock was completed on March 13, 1998 (the "Conversion"). The assets of the Holding Company are primarily the capital stock of the Bank, dividends receivable from the Bank, certain cash and cash equivalents and securities available-for-sale. The business and management of the Holding Company consists primarily of the business and management of the Bank (the Holding Company and the Bank are collectively referred to herein as the "Company"). The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Holding Company does not intend to employ any persons other than officers of the Bank, and utilizes the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Holding Company expands or changes its business in the future.

     The Company's executive office is located at 195 Montague Street, Brooklyn, New York 11201, and its telephone number is (718) 722-5300.

INDEPENDENCE COMMUNITY BANK

     The Bank's principal business is gathering deposits from customers within its market area and investing those deposits, primarily in multi-family residential mortgage loans, commercial real estate loans, commercial business loans, wholesale lines of credit to mortgage bankers, single-family residential loans (including cooperative apartment loans), consumer loans, mortgage-related securities, investment securities and interest bearing bank balances. The Bank's revenues are derived principally from interest on its loan and securities portfolios while its primary sources of funds are deposits, Federal Home Loan Bank of New York ("FHLB") borrowings, loan amortization and prepayments and maturities of mortgage-related securities and investment securities. The Bank offers a variety of loan and deposit products to its customers. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with a third party.

     The Bank has continued its broader banking strategy of emphasizing commercial bank-like products, primarily commercial real estate and business loans, mortgage warehouse lines of credit and commercial deposits. This strategy focuses on increasing net interest income and fee based revenue while concurrently diversifying our customer base.

MARKET AREA AND COMPETITION

     The Company has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Company oversees its 67 branch office network from its headquarters located in downtown Brooklyn. The Company operates 18 branch offices in the borough of Brooklyn, another nine in the borough of Queens and eight more branches dispersed among Manhattan, the Bronx, Staten Island and Nassau County. As a result of the acquisitions of Broad National Bancorporation ("Broad"), Newark, New Jersey and Statewide Financial Corp. ("Statewide"), Jersey City, New Jersey during fiscal 2000, the Company also operates 32 branches in the northern New Jersey counties of Bergen, Essex, Hudson, Middlesex and Union. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. Although the Company lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in the boroughs of Brooklyn, Queens and Manhattan, Nassau County, Long Island, and the counties in northern and central New Jersey. The Company's customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and, to a lesser degree, low to moderate income households. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities which it serves. The Company believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty, which is essential to the Company's ability to compete effectively.

     Over the past several years, despite the recent economic slowdown, the New York City metropolitan area has benefited from the resurgence and growth in employ-

                                                                      2

ment and profitability experienced by national securities and investment banking firms, many of which are domiciled in Manhattan, as well as the growth and profitability of other financial service companies, such as money center banks. Historically, the New York City metropolitan area has also benefited from being the corporate headquarters of many large industrial and commercial companies which have, in turn, attracted many smaller companies, particularly within the service industry. The metropolitan area also offers well developed transportation and communication systems and a highly skilled and educated work force. In spite of its size and diversity, the New York City metropolitan area economy is affected by the level of business activity and profitability within the securities and financial services industries. During the late 1980s and early 1990s, the securities and financial services industries experienced a significant decline in business activity and profitability which, when combined with a period of weakness in the national economy, resulted in higher levels of unemployment in the New York City metropolitan area. These conditions and other factors contributed to an overall decline in the value of commercial and residential real estate. While real estate values have substantially recovered, no assurance can be given that such conditions could not reoccur.

     The Company faces significant competition both in making loans and in attracting deposits. There are numerous financial institutions located within the Company's market area, many of which have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, savings associations, insurance companies, financial service companies and mortgage-banking companies. Management anticipates that competition for multi-family residential and commercial real estate mortgage loans and commercial business loans will continue to increase in the future. Accordingly, no assurance can be given that the Company will be able to maintain the volume of originations of such loans at current levels. The Company's most direct competition for deposits has historically come from savings associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, direct purchases of government securities, equities market and from other financial institutions such as brokerage firms and insurance companies. Competition also may increase as a result of the elimination of restrictions on interstate operations of financial institutions.

FORWARD LOOKING INFORMATION

     In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements" based on current management expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

     The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

LENDING ACTIVITIES

     GENERAL. At March 31, 2001, the Company's net loan portfolio totaled $5.19 billion, which represented 74.0% of the Company's $7.01 billion of total assets at such date. The single largest category of loans in the Company's portfolio is multi-family residential mortgage loans, which totaled $2.62 billion or 49.8% of the Company's total loan portfolio at March 31, 2001. Such loans are secured primarily by apartment buildings located in the Company's market area. The second and third largest categories are commercial real estate loans and single-family residential mortgage loans which totaled $861.2 million or 16.4% and $587.2 million or 11.1%, respectively, of the total loan portfolio at such date. These three categories collectively accounted for 77.3% of the Company's total loan portfolio at March 31, 2001. The remain-der of the loan portfolio was comprised of $436.8 million of commercial business loans, $409.3 million of cooperative apartment loans, $206.7 million of advances under warehouse mortgage lines of credit, $117.7 million of home equity loans and lines of credit and $33.5 million of student and consumer and other loans.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes, the rates offered by its competitors and the credit risk associated with the loan. These factors in turn, are affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), legislative tax policies and governmental budgetary matters.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loans at the dates indicated.

                                                                        AT MARCH 31,
                                  -----------------------------------------------------------------------------------------
                                          2001                   2000                   1999                   1998
                                  -----------------------------------------------------------------------------------------
                                               PERCENT                PERCENT                PERCENT                PERCENT
                                                 OF                     OF                     OF                     OF
(DOLLARS IN THOUSANDS)              AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL
---------------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate:
  Single-family residential       $  587,153      11.1%  $  674,118      13.6%  $  491,523      14.0%  $  505,051      18.2%
  Cooperative apartment              409,344       7.8      462,185       9.3      458,165      13.1      380,866      13.7
  Multi-family residential(1)      2,620,888      49.8    2,731,104      55.2    2,195,879      62.6    1,605,058      57.6
  Commercial real estate             861,187      16.4      597,165      12.1      250,105       7.1      178,463       6.4
                                  ----------   -------   ----------   -------   ----------   -------   ----------   -------
  Total principal
     balance -- mortgage loans     4,478,572      85.1    4,464,572      90.2    3,395,672      96.8    2,669,438      95.9
  Less net deferred fees              10,588       0.2        8,727       0.2       10,529       0.3        9,403       0.3
                                  ----------   -------   ----------   -------   ----------   -------   ----------   -------
Total mortgage loans on real
  estate                           4,467,984      84.9    4,455,845      90.0    3,385,143      96.5    2,660,035      95.6
                                  ----------   -------   ----------   -------   ----------   -------   ----------   -------

Commercial business loans            436,751       8.3      253,606       5.1       39,362       1.1       31,550       1.1
                                  ----------   -------   ----------   -------   ----------   -------   ----------   -------

Other loans:
  Warehouse mortgage lines of
     credit                          206,707       3.9       48,175       1.0           --        --           --        --
  Home equity loans and lines of
     credit                          117,701       2.3      121,109       2.4       12,295       0.4       15,625       0.6
  Student loans                        1,200       0.0       39,260       0.8       41,633       1.2       43,946       1.6
  Consumer and other loans            32,289       0.6       34,318       0.7       28,382       0.8       30,869       1.1
                                  ----------   -------   ----------   -------   ----------   -------   ----------   -------
  Total principal
     balance -- other loans          357,897       6.8      242,862       4.9       82,310       2.4       90,440       3.3
  Less unearned discounts and
     deferred fees                     1,191       0.0        1,793       0.0          334       0.0          138       0.0
                                  ----------   -------   ----------   -------   ----------   -------   ----------   -------
Total other loans                    356,706       6.8      241,069       4.9       81,976       2.4       90,302       3.3
                                  ----------   -------   ----------   -------   ----------   -------   ----------   -------
Total loans receivable             5,261,441     100.0%   4,950,520     100.0%   3,506,481     100.0%   2,781,887     100.0%
                                  ----------   =======   ----------   =======   ----------   =======   ----------   =======
Less allowance for loan losses        71,716                 70,286                 46,823                 36,347
                                  ----------             ----------             ----------             ----------
Loans receivable, net             $5,189,725             $4,880,234             $3,459,658             $2,745,540
                                  ==========             ==========             ==========             ==========

                                      AT MARCH 31,
                                  --------------------
                                          1997
                                  --------------------
                                               PERCENT
                                                 OF
(DOLLARS IN THOUSANDS)              AMOUNT      TOTAL
--------------------------------  --------------------
Mortgage loans on real estate:
  Single-family residential       $  552,745      21.8%
  Cooperative apartment              348,029      13.7
  Multi-family residential(1)      1,365,124      53.9
  Commercial real estate             158,336       6.3
                                  ----------   -------
  Total principal
     balance -- mortgage loans     2,424,234      95.7
  Less net deferred fees               9,645       0.4
                                  ----------   -------
Total mortgage loans on real
  estate                           2,414,589      95.3
                                  ----------   -------
Commercial business loans             25,249       1.0
                                  ----------   -------
Other loans:
  Warehouse mortgage lines of
     credit                               --        --
  Home equity loans and lines of
     credit                           19,545       0.8
  Student loans                       45,262       1.8
  Consumer and other loans            27,005       1.1
                                  ----------   -------
  Total principal
     balance -- other loans           91,812       3.7
  Less unearned discounts and
     deferred fees                       130       0.0
                                  ----------   -------
Total other loans                     91,682       3.7
                                  ----------   -------
Total loans receivable             2,531,520     100.0%
                                  ----------   =======
Less allowance for loan losses        27,024
                                  ----------
Loans receivable, net             $2,504,496
                                  ==========

---------------
(1) Includes at March 31, 2001 and March 31, 2000, $674.8 million and $648.8 million, respectively, of loans secured by mixed-use (combined residential and commercial use) properties.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Company's loans at March 31, 2001, as well as the dollar amount of such loans which are scheduled to mature after one year and which have fixed or adjustable interest rates. Demand loans, overdraft loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less.

                                              PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN YEAR(S) ENDED MARCH 31,
                                 -------------------------------------------------------------------------------------------
                                  TOTAL AT
                                 MARCH 31,                                                  2006-       2012-
(IN THOUSANDS)                      2001        2002       2003       2004       2005        2011        2017     THEREAFTER
----------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Single-family residential(1)   $  571,476   $    951   $  2,608   $ 19,949   $  4,170   $   73,107   $ 75,472    $395,219
  Cooperative apartment             409,344        133      1,442      4,865      1,794        8,165     31,245     361,700
  Multi-family residential(2)     2,619,978    153,659    125,328    286.768    322,574    1,597,198    112,074      22,377
  Commercial real estate(3)         861,106     57,006     35,649     47,630     42,549      451,815    152,548      73,909
Commercial business loans           436,751    136,595     54,005     22,010     49,515      171,335      1,931       1,360
Other loans:
  Warehouse mortgage lines of
    credit                          206,707    206,707         --         --         --           --         --          --
  Consumer loans(4)                 151,190     21,247     23,255     23,510     13,435       60,358      9,385          --
                                 ----------   --------   --------   --------   --------   ----------   --------    --------
         Total(5)                $5,256,552   $576,298   $242,287   $404,732   $434,037   $2,361,978   $382,655    $854,565
                                 ==========   ========   ========   ========   ========   ==========   ========    ========

---------------
(1) Does not include $15.7 million of single-family residential loans serviced by others.
(2) Does not include $1.0 million of multi-family residential loans serviced by others.
(3) Does not include $81,000 of commercial real estate loans serviced by others.
(4) Includes home equity loans and lines of credit, student loans, automobile loans and passbook loans.
(5) Of the $4.68 billion of loan principal repayments contractually due after March 31, 2002, $3.75 billion have fixed rates of interest and $932.6 million have adjustable rates of interest.

     LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. During fiscal 2001, the Company focused on expanding its higher yielding portfolios of commercial real estate, commercial business and mortgage warehouse lines of credit as part of its business plan. To further expand these higher yielding portfolios, the Company purchased in April 2001 the assets and employed the personnel of Summit Bank's Mortgage Banking Finance Group, formerly a part of FleetBoston Financial Corporation, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in the tri-state area. The acquisition increased the Company's mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83 million in outstanding advances. The warehouse mortgage lines of credit are secured short-term advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages. In addition to continuing to generate mortgage loans for portfolio on multi-family and commercial real estate, the Company also commenced a strategy to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing. This initiative supports the Company's ongoing strategic objective to increase non-interest income related to lending and servicing revenue.

     The Company originates both adjustable-rate mortgage loans and fixed-rate mortgage loans, the relative volume of which is dependent upon customer demand and market rates of interest. The Company generally retains all adjustable-rate loans and fixed-rate residential mortgage loans with contractual terms of 15 years or less for its portfolio. In the past few years, the Company purchased conventional single-family residential mortgage loans (loans not fully or partially guaranteed by the Federal Housing Administration ("FHA") or the Department of Veterans' Affairs ("VA")) and cooperative apartment loans originated by a local mortgage banking firm on the Company's behalf. During fiscal 2001, the Company did not purchase any conventional single-family residential mortgage loans or cooperative loans from such mortgage banker in favor of investing in higher yielding loan products.

     The Company generally sells (with servicing retained by the Company) newly originated fixed-rate, single-family residential mortgage loans with contractual terms of more than 15 years in the secondary market to either Fannie Mae ("FNMA") or Freddie Mac ("FHLMC"). It has also, on occasion in the past, sold cooperative apartment loans and multi-family residential mortgage loans.

                                                                      6

In fiscal 2001, the Company implemented a new program of originating multi-family residential mortgage loans specifically for sale in the secondary market. During fiscal 2001 the Company sold $509.9 million (of which $249.9 million were originated for sale) of multi-family loans in the secondary market with servicing retained by the Bank. The Company realized a $3.6 million gain on sale and $1.3 million in associated fees collected, recognizing a loan servicing asset of $2.0 million at March 31, 2001. The Company will continue to emphasize this program as a means of increasing non-interest income. In addition, during fiscal 2001, the Company sold substantially its entire student loan portfolio as part of its strategy to exit the student loan servicing business. The Company realized a net gain of approximately $1.1 million on the sale of its portfolio. The Company continues to offer student loans and has an agreement with a third party which will purchase originated loans at a premium. As of March 31, 2001, the Company serviced $658.7 million of mortgage loans for others. The Company generally receives an annual fee equal to .05% to .375% of the outstanding principal balance for servicing loans sold.

     In December 1998, Broad entered into an agreement with New Jersey Citizen Action ("NJCA"), a community group, pursuant to which Broad agreed to use its best efforts to lend a total of $20.0 million in the state of New Jersey over a five year period beginning on January 1, 1999. Subsequent to the merger of Broad and the Company in July 1999 and the merger of Statewide and the Company in January 2000, the Bank entered into a modified agreement with NJCA pursuant to which a revised target goal of extending $33.0 million in loans was established for the five-year term of the agreement ending December 31, 2004. Such loans are to consist primarily of affordable home mortgage products in the form of one-to-four family mortgage loans to qualified low and moderate income borrowers, community development financing consisting primarily of loans for the purpose of purchasing, constructing and rehabilitating housing affordable to low and moderate income families and economic development financing to facilitate small business startup and expansion and job development. As of March 31, 2001, the Company had extended approximately $27.8 million of loans in connection with the NJCA agreement.

     LOAN ACTIVITY. The following table shows the activity in the Company's loan portfolio during the periods indicated.

                                                                       YEAR ENDED MARCH 31,
                                                              --------------------------------------
(IN THOUSANDS)                                                   2001          2000          1999
----------------------------------------------------------------------------------------------------
Total principal balance of loans held at the beginning of
  period                                                      $4,961,040    $3,517,344    $2,791,428
Acquired from Broad acquisition                                       --       362,514            --
Acquired from Statewide acquisition                                   --       398,974            --
                                                              ----------    ----------    ----------
          Total acquired from acquisitions                            --       761,488            --
                                                              ----------    ----------    ----------
Originations of loans for portfolio:
  Single-family residential                                       14,663        33,828       109,477
  Cooperative apartment                                            5,507        74,868       164,062
  Multi-family residential                                       288,328       784,788       789,253
  Commercial real estate                                         332,860       237,389       105,816
  Commercial business loans                                      345,702       142,257        21,799
  Warehouse mortgage lines of credit(1)                        1,821,622       194,994            --
  Consumer(2)                                                     57,167        47,252        28,023
                                                              ----------    ----------    ----------
          Total originations for portfolio                     2,865,849     1,515,376     1,218,430
                                                              ----------    ----------    ----------
Multi-family residential loans originated for sale               253,031            --            --
Purchases of loans:
  Single-family residential                                           --         2,138         3,738
  Cooperative apartment loans                                         --         6,266        13,747
  Multi-family residential                                            --            --        43,126
                                                              ----------    ----------    ----------
          Total purchases                                             --         8,404        60,611
                                                              ----------    ----------    ----------
          Total originations and purchases                     3,118,880     1,523,780     1,279,041
Loans sold:
  Single-family residential                                           --         1,867        28,162
  Cooperative apartment loans                                         --           675        11,761
  Multi-family residential                                       509,930            --            --
  Consumer(2)                                                     35,710            --            --
                                                              ----------    ----------    ----------
          Total sold                                             545,640         2,542        39,923
Repayments(3)                                                  2,261,060       839,030       513,202
                                                              ----------    ----------    ----------
Net loan activity                                                312,180     1,443,696       725,916
                                                              ----------    ----------    ----------
          Total principal balance of loans held at the end
            of period                                          5,273,220     4,961,040     3,517,344
Less:
  Discounts on loans purchased and net deferred fees at end
     of period                                                   (11,779)      (10,520)      (10,863)
                                                              ----------    ----------    ----------
          Total loans receivable at end of period             $5,261,441    $4,950,520    $3,506,481
                                                              ==========    ==========    ==========

---------------
(1) Represents primarily advances on the lines.
(2) Includes home equity loans and lines of credit, student loans, automobile loans, passbook loans, personal loans and credit card loans.
(3) Includes repayment of line advances ($1.66 billion for warehouse mortgage lines of credit) and loans charged-off or transferred to other real estate owned.

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. The Company originates multi-family (five or more units) residential mortgage loans which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located primarily in the Company's market area. At March 31, 2001, multi-family residential mortgage loans totaled $2.62 billion, or 49.8% of the Company's total loan portfolio. Historically, the Company has been an active multi-family residential mortgage lender and this portion of the Company's loan portfolio has grown substantially during the last several years, reflecting the Company's emphasis on such lending. However, during fiscal 2001, the Company put a greater emphasis on the origination of higher yielding loan products, such as commercial real estate and commercial business loans. In addition to continuing to generate mortgage loans on multi-family and commercial real es-

                                                                      8

tate, the Company also commenced a strategy to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing. The main competitors for loans in the Company's market area tend to be local banks and savings institutions as well as insurance companies. Multi-family residential mortgage loans in the Company's portfolio generally range in amount from $500,000 to $4.0 million and have an average size of approximately $2.0 million. The Company's multi-family residential mortgage loans are comprised primarily of middle-income housing located in the boroughs of Brooklyn, Queens, Manhattan and the Bronx.

     In connection with the implementation of the Company's business plan to increase the volume of multi-family residential loan originations, originally for portfolio retention and now as well for sale in the secondary market, the Company has developed during the past several years working relationships with several mortgage brokers. Under the terms of the arrangements with such brokers, the brokers refer potential loans to the Company. The loans are originated and underwritten by the Company utilizing its usual underwriting policies and standards. The mortgage brokers receive a fee from the borrower upon the funding of the loans by the Company. In recent years, mortgage brokers have been the source of a substantial majority of the multi-family residential loans originated by the Company.

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

     The Company's multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 65% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At March 31, 2001, the Company had $549.3 million of loans secured by cooperative apartment buildings located primarily in Manhattan.

     The Company's typical multi-family residential mortgage loan is originated with a term to repricing of 5 to 7 years. These loans have a fixed-rate of interest and may be extended by the borrower, upon payment of an additional fee, for an additional five year period at an interest rate based on the 5-year FHLB advance rate plus a margin. Under the terms of the Company's multi-family residential mortgage loans, the principal balance generally is amortized at the rate of 1% per year with the remaining principal due in full at maturity. Prepayment penalties are generally assessed on these loans.

     In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans which, at March 31, 2001, amounted to $861.2 million or 16.4% of total loans. This portfolio increased $264.0 million, or 44.2%, during fiscal 2001 due to the Company's increased emphasis on originating higher yielding commercial business loans in connection with changing the composition of its loan portfolio to be more commercial bank-like. This growing portfolio is comprised primarily of loans secured by commercial and industrial properties, as well as nursing homes, funeral homes, office buildings, schools and small shopping centers located primarily within the Company's market area. The Company intends to continue to emphasize these higher yielding loan products. The Company's commercial real estate loans generally range in amount from $50,000 to $4.0 million, and have an average size of approximately $750,000. The Company originates commercial real estate loans using similar underwriting standards as applied to multi-family residential mortgage loans. In addition, the Company reviews rent or lease income, rent rolls, business receipts, the borrower's credit history and business experience, and comparable values of similar properties when underwriting commercial real estate loans.

     Loans secured by apartment buildings and other multi-family residential and commercial properties generally are larger and considered to involve a greater degree of risk than single-family residential mortgage loans. Pay-ments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation or management of the properties and are subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which generally limit the origination of such loans to loans secured by properties located in the Company's market area and require such loans to be qualified on, among other things, the basis of the property's income and debt service ratio. In addition to the credit risks involved in multi-family residential lending, the ability of the Company to continue to originate such loans at the levels experienced in the past may be a function of, among other things, maintaining the mortgage broker relationships discussed above.

     SINGLE-FAMILY RESIDENTIAL AND COOPERATIVE APARTMENT LENDING. The Company offers residential first mortgage loans secured primarily by owner-occupied single-family (one to four units) residences. The Company also originates loans to individuals secured by shares of individual cooperative apartments. Over the past few years, the Company reduced its emphasis on originating both single-family residential and cooperative apartment loans in favor of higher yielding, commercial real estate and business loans. At March 31, 2001, $587.2 million or 11.1% and $409.3 million or 7.8% of the Company's total loan portfolio consisted of single-family residential mortgage loans and cooperative apartment loans, respectively. The substantial majority of these loans are secured by properties located in the New York boroughs of Brooklyn, Queens, Manhattan and various counties in central and northern New Jersey. The Company offers conforming and non-conforming fixed-rate and adjustable-rate mortgage loans ("ARMs") with maturities of up to 30 years and a maximum loan amount generally not exceeding $1.0 million. At March 31, 2001, ARMs represented $708.4 million of the aggregate total of single-family residential mortgage loans and cooperative apartment loans.

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

     The Company continues to originate cooperative apartment loans although at a substantially reduced level of activity. Although the collateral for cooperative apartment loans consists of shares in a cooperative housing corporation (a corporation whose primary asset is the underlying real estate), cooperative apartment loans generally are treated as single-family residential mortgage loans. At March 31, 2001, such loans amounted to $409.3 million or 7.8% of the Company's total loan portfolio. Although the Company's cooperative apartment loans in the past have related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan, with a significant number of such loans having original loan balances in excess of $300,000.

     The Company's single-family residential mortgage loans and cooperative apartment loans include ARMs and fixed-rate loans. The Company currently offers a variety of ARMs, including one which permits the borrowers to convert the loan to a fixed interest rate. The Company's ARMs also currently include loans which adjust every one or three years as well as loans with an established rate for the initial five or seven years of the loan and which adjust every three years thereafter. All of the Company's ARMs have a 30 year term to maturity. The interest rate on the Company's ARMs fluctuates based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. In addition, ARMs generally are subject to limitations on interest increases or decreases of 2% per adjustment period and an interest rate cap during the life of the loan established at the time of origination.

     The retention of ARMs in the Company's loan portfolio helps reduce the Company's exposure to increases in interest rates. However, ARMs generally pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for defaults. At the same time, the marketability of the underlying property may be adversely affected. In order to minimize risks, ARM borrowers are qualified at the rate which would be in effect after the first interest rate adjustment, if that rate is higher than the initial rate. These loans could negatively impact interest income in a declining interest rate environment. The Company has not in the past, nor does it currently, originate ARMs with negative amortization.

                                                                     10

     The Company's fixed-rate, single-family residential mortgage loans and cooperative apartment loans have terms of up to 30 years. Interest rates charged on fixed-rate loans are competitively priced based on market conditions. The Company generally originates fixed-rate loans with terms and in amounts conforming to the maximum guidelines of the FNMA and the FHLMC.

     Under the Company's underwriting guidelines, ARMS can be originated with loan-to-value ratios of up to 80%. Fixed-rate, single-family residential mortgage loans can be originated with loan-to-value ratios of up to 95%; provided, however, that private mortgage insurance is required for loans with loan-to-value ratios in excess of 80%.

     In order to provide financing for low and moderate-income home buyers, the Company participates in residential mortgage programs and products sponsored by, among others, the State of New York Mortgage Authority, the Community Preservation Corporation and Neighborhood Housing Services. Various programs sponsored by these groups provide low and moderate income households with fixed-rate mortgage loans which are generally below prevailing fixed market rates and which allow below-market down payments.

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

     COMMERCIAL BUSINESS LENDING ACTIVITIES. The Company's strategy to shift its portfolio to a more commercial bank-like composition has resulted in significantly expanding its commercial business loan portfolio. The Company makes commercial business loans directly to businesses located in its market area and targets small- and medium-sized businesses with the bulk of the loans being originated for amounts less than $1.0 million. Applications for commercial business loans are obtained primarily from existing customers, branch referrals and direct inquiry. As of March 31, 2001, commercial business loans totaled $436.8 million, or 8.3%, of the Company's total loan portfolio.

     Commercial business loans originated by the Company generally have terms of five years or less and adjustable interest rates tied to prime rate plus a margin. Such loans are generally secured by real estate, receivables, inventory, equipment, machinery and vehicles and are further enhanced by the personal guarantees of the principals of the borrower. Commercial business loans generally have shorter terms to maturity and provide higher yields than residential mortgage loans. Although commercial business loans generally are considered to involve greater credit risk, and generally a corresponding higher yield, than certain other types of loans, management intends to continue emphasizing the origination of commercial business loans to small- and medium-sized businesses in its market area.

     WAREHOUSE MORTGAGE LINES OF CREDIT. The Mortgage Funding group, acquired as a result of the Statewide acquisition, originates revolving lines of credit to small-and medium-sized mortgage banking companies at interest rates approximating the prime rate. The lines are drawn upon by such companies to fund the origination of mortgages, primarily one-to-four family loans, where the amount of the draw is generally no higher than 97% of the loan amount, which, in turn, is no higher than 80% of the appraised value of the property. Generally, prior to funding the advance, the mortgage broker has an approved commitment for the sale of the loan which in turn reduces credit exposure associated with the line. The lines are repaid upon completion of the sale of the mortgage loan to third parties which usually occurs within 90 days of origination of the loan. During the period between the origination and sale of the loan, the Company maintains possession of the original mortgage note. The customers of the Mortgage Funding group are located primarily in New Jersey and surrounding states. These loans are of short duration and are made to a customer base whose primary business is mortgage refinancing. In the event of rising interest rates, the Company expects that utilization of these lines of credit would be substantially reduced and replaced only to the extent of strength in the general housing markets. As of March 31, 2001, advances under warehouse mortgage lines of credit totaled $206.7 million, or 3.9% of the Company's total loan portfolio.

     To further expand this product line, the Company, in April 2001, purchased the assets and employed the personnel of the Summit Group, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in New York, New Jersey and Connecticut. The acquisition increased the mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83 million in outstanding advances at the time of acquisition.

     CONSUMER LENDING ACTIVITIES. The Company offers a variety of consumer loans including home equity loans and lines of credit, automobile loans, student loans and passbook loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At March 31, 2001, $151.2 million or 2.9% of the Company's total loan portfolio was comprised of consumer loans.

     The largest component of the Company's consumer loan portfolio is home equity loans and lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower's primary or secondary residence. The Company's home equity lines of credit have interest rates that adjust or float based on the prime rate, loan-to-value ratios of 80% or less, and are generally for amounts of less than $100,000 but can be as high as $300,000. The loan repayment is based on a 15 year term primarily consisting of level principal amortization plus accrued interest. At March 31, 2001, home equity loans and lines of credit amounted to $117.7 million, or 2.3%, of the Company's total loan portfolio. The Company had an additional $48.3 million of unused commitments pursuant to such equity lines of credit. At March 31, 2001, the Company's consumer loan portfolio included $11.2 million of FHA Title 1 home improvement loans acquired in connection with the Statewide acquisition. Based on the Company's strategy to build customer relationships through more direct sales efforts within its branch network, indirect lending originations such as FHA Title 1 home improvement loans have been curtailed.

     The second largest component of the Company's consumer loan portfolio is automobile loans which totaled $14.3 million at March 31, 2001, of which 61.2% were originated directly with the Company's customers, rather than indirectly through automobile dealers. The car collateralizes the loan, with the Company lending up to 90% of the value of the car. The loans generally amortize over a two to five year period and can be used to purchase either a new or used car. The Company also participated in indirect automobile lending through an agreement with an independent finance company. Under the terms of the lending program, the finance company granted the Company full recourse throughout the lives of the loans the Company purchased. Based on the Company's strategy to build customer relationships through direct sales efforts, indirect automobile lending has been discontinued.

     During fiscal 2001, the Company sold substantially all of its student loan portfolio as part of its strategy to exit the student loan servicing business. The Company continues to offer this product and has an agreement with a third party which will purchase the loans at a premium. These loans are originated under the auspices of either the New York State Higher Education Service Corporation ("NYSHESC") or the New Jersey Higher Education Assistance Authority ("NJHEAA").

     At March 31, 2001, the remaining $18.0 million of the Company's consumer loan portfolio was comprised primarily of passbook loans, which are secured by the borrowers' deposits at the Bank, and other unsecured loans. During fiscal 2000 the Company sold its entire credit card portfolio. The Company has an agreement with another financial institution to act as their agent and offer credit cards in the Company's market area for which the Company receives a per unit fee, but the Company does not record an asset or assume any related credit risk.

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

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Board of Directors of the Bank has established lending authorities for individual officers as to its various types of loan products. For multi-family residential mortgage loans, commercial real estate and commercial business loans, an Executive Vice President and a Senior Vice President have the authority to approve loans in amounts up to $500,000. For single-family residential mortgage loans and cooperative apartment loans, two senior officers acting jointly have the authority to approve loans in amounts up to $500,000. Any mortgage loan, cooperative apartment and commercial business loan in excess of $500,000, must be approved by at least two members of the Credit Committee of the Board of Directors, which consists of various directors, the composition of which is changed periodically. Consumer loans of less than $100,000 can be approved by an individual loan officer, while loans between $100,000 and $300,000 must be approved by two loan officers.

     The Company's policy limits the amount of credit related to mortgage loans and cooperative share loans that can be extended to any one borrower to 15% of the Bank's stockholder's equity. With certain exceptions, the Com-

                                                                     12

pany's policy also limits the amount of commercial business loans that can be extended to any one borrower to $6.0 million and to any affiliated borrowing group to 5% of the Bank's aggregate capital. With certain limited exceptions, a New York chartered-savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would exceed (i) 15% of the Bank's net worth if the loan is unsecured, or (ii) 25% of net worth if the loan is secured.

     For all single-family residential mortgage loans and cooperative apartment loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income, assets and certain other information are verified by an independent credit agency, and if necessary, additional financial information is required to be submitted by the borrower. An appraisal of the real estate securing single-family residential mortgage and cooperative apartment loans is required, which is performed by an independent appraiser. With respect to multi-family residential and commercial real estate loans, the appraisals are conducted by licensed and certified appraisers. In addition, the appraisals conducted by independent appraisers on multi-family residential and commercial real estate properties are internally reviewed by the Company. It is the Company's policy to require appropriate insurance protection, including title and hazard insurance, on all mortgage loans prior to closing. Other than cooperative apartment loans, mortgage loan borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

     LOAN ORIGINATION AND LOAN FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. During fiscal 2001, the Company offered a number of residential loan products on which no points were charged.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which addresses the accounting for non-refundable fees and costs associated which originating or acquiring loans, the Company's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At March 31, 2001, the Company had $11.8 million of net deferred loan fees.

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

     DELINQUENT LOANS. The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                   AT MARCH 31, 2001                         AT MARCH 31, 2000              AT MARCH 31, 1999
                        ------------------------------------------------------------------------------------------------------
                            60-89 DAYS        90 DAYS OR MORE         60-89 DAYS        90 DAYS OR MORE         60-89 DAYS
                        ------------------------------------------------------------------------------------------------------
                        NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL
                          OF      BALANCE      OF      BALANCE      OF      BALANCE      OF      BALANCE      OF      BALANCE
(DOLLARS IN THOUSANDS)  LOANS    OF LOANS    LOANS    OF LOANS    LOANS    OF LOANS    LOANS    OF LOANS    LOANS    OF LOANS
------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Single-family
     residential          20      $  935       68      $ 5,035      29      $1,373       71      $ 3,712      35      $1,665
  Cooperative
     apartment             2         102        9          211       3         219       11          243       7         365
  Multi-family
     residential           2         288        3          524       3         357        6        1,128       3         845
  Commercial real
     estate                4       1,048       11        3,477      --          --       14        3,281      --          --
Commercial business
  loans                   11       2,453       19        6,795       7         227       13        3,821      --          --
Consumer loans(1)         84         778       84        1,573     319       1,618      611        2,649     190         767
                         ---      ------      ---      -------     ---      ------      ---      -------     ---      ------
          Total          123      $5,604      194      $17,615     361      $3,794      726      $14,834     235      $3,642
                         ===      ======      ===      =======     ===      ======      ===      =======     ===      ======
Delinquent loans to
  total loans(2)                    0.11%                 0.33%               0.08%                 0.30%               0.10%
                                  ======               =======              ======               =======              ======

                        AT MARCH 31, 1999
                        ------------------
                         90 DAYS OR MORE
                        ------------------
                        NUMBER   PRINCIPAL
                          OF      BALANCE
(DOLLARS IN THOUSANDS)  LOANS    OF LOANS
----------------------  ------------------
Mortgage loans:
  Single-family
     residential          54      $2,684
  Cooperative
     apartment            12         381
  Multi-family
     residential           4         830
  Commercial real
     estate                3         962
Commercial business
  loans                    1         367
Consumer loans(1)        419       1,230
                         ---      ------
          Total          493      $6,454
                         ===      ======
Delinquent loans to
  total loans(2)                    0.18%
                                  ======

---------------
(1) Includes home equity loans and lines of credit, student loans, automobile loans, passbook loans, personal loans and credit card loans.
(2) Total loans includes loans receivable less deferred loan fees and unamortized discounts, net.

     NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and OREO at the dates indicated.

                                                                    AT MARCH 31,
                                                 ---------------------------------------------------
(DOLLARS IN THOUSANDS)                            2001       2000       1999       1998       1997
----------------------------------------------------------------------------------------------------
Non-accrual loans:
  Mortgage loans:
     Single-family residential                   $ 5,035    $ 3,712    $ 2,809    $ 4,423    $ 2,474
     Cooperative apartment                           211        243        381        509        427
     Multi-family residential                        524      1,128        830      1,190      1,918
     Commercial real estate                        3,477      3,281      2,687      4,782     11,155
  Commercial business loans                        6,795      3,821        367        349        790
  Other loans                                        151         33         33         82        166
                                                 -------    -------    -------    -------    -------
          Total non-accrual loans                 16,193     12,218(1)   7,107     11,335     16,930
                                                 -------    -------    -------    -------    -------
Loans past due 90 days or more as to:
  Interest and accruing(2)                         1,422      2,616      1,197      1,607      1,718
  Principal and accruing(3)                       17,750     11,516     30,805     16,804      8,442
                                                 -------    -------    -------    -------    -------
          Total past due loans and accruing       19,172     14,132     32,002     18,411     10,160
                                                 -------    -------    -------    -------    -------
          Total non-performing loans              35,365     26,350     39,109     29,746     27,090
                                                 -------    -------    -------    -------    -------
Other real estate owned, net(4)                      235         68        273        192        540
                                                 -------    -------    -------    -------    -------
Total non-performing assets(5)                   $35,600    $26,418    $39,382    $29,938    $27,630
                                                 =======    =======    =======    =======    =======
Non-performing loans as a percent of total
  loans                                             0.67%      0.53%      1.12%      1.07%      1.07%
Non-performing assets as a percent of total
  assets                                            0.51%      0.40%      0.71%      0.57%      0.74%
Allowance for loan losses as a percent of total
  loans                                             1.36%      1.42%      1.34%      1.31%      1.07%
Allowance for loan losses as a percent of non-
  performing loans                                202.79%    266.74%    119.72%    122.19%     99.76%

---------------
(1) Includes $2.0 million of loans acquired in the Broad acquisition and $1.3 million of loans acquired in the Statewide acquisition.
(2) Consists primarily of home equity loans and lines of credit.
(3) Reflects loans more than 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.
(4) Net of related loss allowances.
(5) Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and accruing.

     Non-performing assets increased 34.8% to $35.6 million at March 31, 2001, compared to $26.4 million at March 31, 2000. The increase of $9.2 million reflects increases of $3.0 million in non-accrual commercial business loans and $6.2 million of loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule. Such loans amounted to $17.8 million at March 31, 2001 and consisted primarily of $10.4 million of multi-family residential loans and $7.0 million of commercial real estate loans. At March 31, 2001, the $10.4 million of contractually past due multi-family residential loans consisted of 16 loans with an average principal balance of approximately $653,000, while the $7.0 million of contractually past due commercial real estate loans consisted of 35 loans with an average principal balance of approximately $201,000.

     The Company's multi-family residential and commercial real estate loans are generally structured as a five or ten year balloon loan with the ability of the borrower to extend the term of the loan for an additional five years. At the contractual maturity date of these particular loans, the borrowers failed to repay in full the principal due. The borrowers, however, have continued to make payments on the loans consistent with the loans' payment terms based on the original amortization schedule. Although the Company has contacted the borrowers requesting that they refinance their loans, the borrowers have not yet taken such step. The majority of such loans bear interest rates that are above those being charged currently on newly originated multi-family residential and commercial real estate loans. Furthermore, the Company inspects each of such properties at least annually. The Company is contin-uing its efforts to have the borrowers refinance or extend the term of such loans.

     The interest income that would have been recorded during the years ended March 31, 2001 and March 31, 2000 if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods was $942,000 and $572,000, respectively.

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

     CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, resulting in a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

     At March 31, 2001, the Company had classified an aggregate of $22.3 million of assets (a portion of which consisted of non-accrual loans). In addition, at such date the Company had $63.9 million of assets that were designated by the Company as special mention. At March 31, 2001 included in assets deemed special mention was a $14.3 million loan to the partnership which owns the building in which the Company's executive offices are located. The loan was originated in 1993 in the amount of $5.0 million to help fund the partnership's purchase of the building. As a result of a variety of factors, there were delays in fully leasing out the building due in part to the need to effect extensive renovations and tenant improvements, including asbestos removal. As a consequence, payments on the initial loan were not made and the loan was placed on non-accrual status in fiscal 1996. The Company refinanced the loan in early 1997 and increased the principal balance to $15.0 million. The $10.0 million of additional funds were used in part to repay advances (plus interest) made to the partnership by Wiljo Development Corporation ("Wiljo"), a wholly owned subsidiary of the Bank, for construction costs and other expenses. The Company's executive offices and a branch office occupy approximately 40% of the building. As of March 31, 2001, all the remaining space in the building is leased with lease terms generally of ten years or more, and the loan is performing in accordance with its terms. Also included in assets deemed special mention were an aggregate of $15.9 million of loans which were 90 days or more past due maturity which continued to make payments on a basis consistent with the original repayment schedule.

     ALLOWANCE FOR LOAN LOSSES. The determination of the adequacy of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. The formalized process for assessing the adequacy of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of classified or criticized loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria of classified or criticized are categorized as pass loans. Each risk level, including pass loans, have an associated reserve ratio that increases as the risk level category increases. The reserve ratio is applied to the aggregate balance of loans designated to each risk level to compute the reserve requirement. This method of analysis is performed on the entire loan portfolio.

     The Company's overall allowance includes the required balance as a result of the calculation discussed above as well as a supplemental balance. The supplemental balance takes into consideration increases in total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, number of loans requiring heightened management oversight and general economic conditions. Recognition is also given to the changed risk profile of the portfolio since the Broad and Statewide acquisitions. During fiscal 2000 and 2001, the Company significantly increased its portfolio of commercial real estate and business loans, which loans, in management's view are considered to have a greater risk of loss. In addition, both of the acquired institutions' loan underwriting standards were not as conservative as those of the Company's, which may increase the potential risk of loss on these loans.

     Other factors used to support the balance of the allowance for loan losses and its components include regulatory examinations and economic data associated with the real estate market in the Company's market area, which expanded due to the Broad and Statewide acquisitions.

     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The measurement value of the Company's impaired loans is based on the fair value of the underlying collateral. The Company identifies and measures impaired loans in conjunction with its assessment of the adequacy of the allowance for loan losses. Specific factors used in the identification of impaired loans include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage.

     The Company's allowance for loan losses amounted to $71.7 million at March 31, 2001 as compared to $70.3 million at March 31, 2000. The Company's allowance amounted to 1.4% of total loans at March 31, 2001 and March 31, 2000. The allowance for loan losses as a percent of non-performing loans was 202.8% at March 31, 2001 compared to 226.7% at March 31, 2000.

     The Company's allowance for loan losses increased $1.4 million from March 31, 2000 to March 31, 2001 due to provisions totaling $1.4 million and recoveries, net of charge-offs, of $38,000. As a result of the continued strong asset quality ratios, the provision for loan losses for fiscal 2001 was $8.4 million less than the fiscal year ended March 31, 2000.

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

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                 YEAR ENDED MARCH 31,
                                                  ---------------------------------------------------
(DOLLARS IN THOUSANDS)                             2001       2000       1999       1998       1997
-----------------------------------------------------------------------------------------------------
Allowance at beginning of period                  $70,286    $46,823    $36,347    $27,024    $20,528
Allowances of acquired institutions(1)                 --      9,452         --         --         --

Provision:
  Mortgage loans                                      625      7,648      9,450      7,894      8,425
  Commercial business and consumer loans(2)           767      2,169      1,248      2,117       (465)(3)
                                                  -------    -------    -------    -------    -------
  Total provisions                                  1,392      9,817     10,698     10,011      7,960
                                                  -------    -------    -------    -------    -------

Charge-offs:
  Mortgage loans                                      120         40        194      1,047      1,636
  Commercial business and consumer loans(2)         2,489        199        403        263        509
                                                  -------    -------    -------    -------    -------
  Total charge-offs                                 2,609        239        597      1,310      2,145
                                                  -------    -------    -------    -------    -------

Recoveries:
  Mortgage loans                                    1,071      1,020        241        415        545
  Commercial business and consumer loans(2)         1,576      3,413        134        207        136
                                                  -------    -------    -------    -------    -------
  Total recoveries                                  2,647      4,433        375        622        681
                                                  -------    -------    -------    -------    -------
Net loans recovered/(charged off)                      38      4,194       (222)      (688)    (1,464)
                                                  -------    -------    -------    -------    -------
Allowance at end of period                        $71,716    $70,286    $46,823    $36,347    $27,024
                                                  =======    =======    =======    =======    =======

Net loans charged off to allowance for loan
  losses                                              N/A        N/A       0.47%      1.89%      5.42%

Allowance for possible loan losses as a percent
  of total loans                                     1.36%      1.42%      1.34%      1.31%      1.07%

Allowance for possible loan losses as a percent
  of total non-performing loans(4)                 202.79%    266.74%    119.72%    122.19%     99.76%

---------------
(1) Reflects allowance for loan losses acquired in connection with the acquisitions of Broad and Statewide during fiscal 2000 of $6.7 million and $2.8 million, respectively.
(2) Includes commercial business loans, warehouse mortgage lines of credit, home equity loans and lines of credit, student loans, automobile loans, secured and unsecured personal loans and credit card loans.
(3) Reflects adjustment to allowance related to commercial business loans.
(4) Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal and accruing.

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                                              AT MARCH 31,
                        ----------------------------------------------------------------------------------------
                                 2001                   2000                  1999                  1998
                        ----------------------------------------------------------------------------------------
                         AMOUNT                   AMOUNT                AMOUNT                AMOUNT
                           OF                       OF                    OF                    OF
(DOLLARS IN THOUSANDS)  ALLOWANCE   PERCENT(1)   ALLOWANCE   PERCENT   ALLOWANCE   PERCENT   ALLOWANCE   PERCENT
----------------------------------------------------------------------------------------------------------------
Mortgage loans           $56,769       84.9%      $54,743      90.0%    $40,128      96.5%    $30,631      95.6%
Commercial business
  loans                    8,899        8.3         6,729       5.1       4,163       1.1       3,494       1.1
Warehouse mortgage
  lines of credit          2,600        3.9            --       1.0          --        --          --        --
Other loans(2)             3,448        2.9         8,814       3.9       2,532       2.4       2,222       3.3
                         -------      -----       -------     -----     -------     -----     -------     -----
Total                    $71,716      100.0%      $70,286     100.0%    $46,823     100.0%    $36,347     100.0%
                         =======      =====       =======     =====     =======     =====     =======     =====

                           AT MARCH 31,
                        -------------------
                               1997
                        -------------------
                         AMOUNT
                           OF
(DOLLARS IN THOUSANDS)  ALLOWANCE   PERCENT
----------------------  -------------------
Mortgage loans           $23,370      95.3%
Commercial business
  loans                    2,272       1.0
Warehouse mortgage
  lines of credit             --        --
Other loans(2)             1,382       3.7
                         -------     -----
Total                    $27,024     100.0%
                         =======     =====

---------------
(1) Percent of loans in each category to total loans.
(2) Includes home equity loans and lines of credit, student loans, automobile loans, secured and unsecured personal loans and credit card loans.

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

INVESTMENT ACTIVITIES

     INVESTMENT POLICIES. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company's investment and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company's goals with respect to interest rate risk management. The Company's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment-grade corporate obligations, Dutch Auction Rate Preferred Stocks, various types of mortgage-related securities, including collateralized mortgage obligations ("CMOs"), commercial paper and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At March 31, 2001, these equity investments totaled $22.0 million. See "Business-Regulation-Activities and Investments of FDIC-Insured State-Chartered Banks".

     Although the Company currently does not participate in hedging programs, interest rate swaps or other activities involving use of off-balance sheet derivative financial instruments, it may implement certain hedging activities as part of its ongoing asset/liability management. The objective of any hedging activities would be to reduce the Company's interest rate risk. Similarly, the Company does not invest in mortgage-related securities which are deemed to be "high risk," or purchase bonds which are not rated investment grade.

     MORTGAGE-RELATED SECURITIES. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Company also invests in CMO private issuances, which are principally AAA rated and are conservative current pay sequentials or planned amortization class structures and CMOs backed by U.S. government agency securities.

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

     At March 31, 2001, the Company's $720.5 million of mortgage-related securities, which represented 10.3% of the Company's total assets, were comprised of $659.1 million of CMOs and $61.4 million of mortgage-backed securities, which were issued or guaranteed by the FHLMC, the FNMA or the GNMA. The portfolio was reduced from March 31, 2000 to March 31, 2001 by $52.5 million primarily as a result of approximately $118.6 million received from normal paydowns which funds were utilized to fund higher yielding mortgage and commercial business loan originations. Partially offsetting this decrease was a $44.6 million decrease in unrealized losses on mortgage-related securities. This is a direct result of the recent decline in market rates of interest. The underlying mortgages which support these securities have a yield that is higher than current mortgage rates thereby increasing the fair value of the related securities.

     At March 31, 2001, the contractual maturity of approximately 95.5% of the Company's mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is generally less than its stated maturity due to repayments of the underlying mortgages. Prepayments at a rate different than that anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles ("GAAP"), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly effect the yield of the mortgage-related security, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in the acceleration of any unamortized premium. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or repay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following table sets forth the activity in the Company's mortgage-related securities portfolio during the periods indicated, all of which are available-for-sale.

                                                                      YEAR ENDED MARCH 31,
                                                              ------------------------------------
(IN THOUSANDS)                                                  2001         2000          1999
--------------------------------------------------------------------------------------------------
Mortgage-related securities at beginning of period            $773,031    $1,189,833    $   84,610
Increase due to acquisitions                                        --       251,095            --
Purchases                                                       25,751            --     1,232,479
Sales                                                           (4,302)     (491,326)           --
Repayments, prepayments and maturities                        (118,595)     (139,384)     (118,972)
Amortization of premium                                           (348)         (592)         (823)
Accretion of discounts                                             402           443            88
Unrealized gains (losses) on available-for-sale
  mortgage-related securities                                   44,610       (37,038)       (7,549)
                                                              --------    ----------    ----------
Mortgage-related securities at end of period                  $720,549    $  773,031    $1,189,833
                                                              ========    ==========    ==========

     INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, Dutch Auction Rate Preferred Stocks, mutual funds, equity securities and corporate obligations. The Company reduced its investment securities portfolio by $11.6 million, or 5.4%, from $212.8 million at March 31, 2000 to $201.2 million at March 31, 2001 in order to invest in higher yielding products. The reduction in the portfolio was primarily the result of the sale of $67.8 million of securities to fund the $100 million Bank Owned Life Insurance ("BOLI") program. The BOLI provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans. Partially offsetting the sales to fund the BOLI program were purchases of $54.9 million including $40.0 million of Dutch Auction Rate Preferred Stock securities at the end of the fiscal year. These purchases, invested on a short-term basis, were funded by a portion of the proceeds received from the sale of $260.1 million of multi-family loans in the secondary market in March 2001.

     The following table sets forth the activity in the Company's investment securities portfolio, all of which are available-for-sale during the periods indicated.

                                                                     YEAR ENDED MARCH 31,
                                                              ----------------------------------
(IN THOUSANDS)                                                    2001      2000         1999
------------------------------------------------------------------------------------------------
Investment securities at beginning of period                  $212,768    $331,795    $1,282,072
Increase due to acquisitions                                        --     112,781            --
Purchases                                                       54,888     458,196       717,698
Sales                                                          (67,814)   (502,428)     (456,013)
Maturities and repayments                                      (11,028)   (171,238)   (1,207,133)
Amortization of premium                                            (33)       (206)         (464)
Accretion of discounts                                             509         544         3,488
Unrealized gains (losses) on available-for-sale investment
  securities                                                    11,908     (16,676)       (7,853)
                                                              --------    --------    ----------
Investment securities at end of period                        $201,198    $212,768    $  331,795
                                                              ========    ========    ==========

     The following table sets forth information regarding the amortized cost and fair value of the Company's investment and mortgage-related securities at the dates indicated.

                                                                AT MARCH 31,
                                  ------------------------------------------------------------------------
                                          2001                     2000                     1999
                                  ------------------------------------------------------------------------
                                              ESTIMATED                ESTIMATED                ESTIMATED
                                  AMORTIZED     FAIR      AMORTIZED      FAIR      AMORTIZED       FAIR
(IN THOUSANDS)                      COST        VALUE        COST        VALUE        COST        VALUE
----------------------------------------------------------------------------------------------------------
Available-for-sale:
  Investment securities:
     U.S. Government and federal
       agency obligations         $145,837    $140,152      $153,930   $137,872      $268,524     $264,223
     Corporate securities               --          --            --         --            78           78
     Municipal securities            2,772       2,837         3,615      3,489           699          699
     Stocks:
       Preferred                    56,365      56,317        46,365     46,270        15,000       15,000
       Common                          953       1,892        25,497     25,137        47,457       51,795
                                  --------    --------    ----------   --------    ----------   ----------
       Total investment
          securities               205,927     201,198       229,407    212,768       331,758      331,795
  Mortgage-related securities:
     FNMA                           21,182      21,111         8,631      8,566         3,830        3,875
     GNMA                           26,711      27,588        35,385     35,638        46,981       48,956
     FHLMC                          12,705      12,705         7,807      7,784         6,756        6,820
     CMOs                          656,768     659,145       762,635    721,043     1,136,655    1,130,182
                                  --------    --------    ----------   --------    ----------   ----------
     Total mortgage-related
       securities                  717,366     720,549       814,458    773,031     1,194,222    1,189,833
                                  --------    --------    ----------   --------    ----------   ----------
Total securities
  available-for-sale              $923,293    $921,747    $1,043,865   $985,799    $1,525,980   $1,521,628
                                  ========    ========    ==========   ========    ==========   ==========

     The following table sets forth certain information regarding the maturities of the Company's investment and mortgage-related securities at March 31, 2001, all of which were classified as available-for-sale.

                                                 AT MARCH 31, 2001, CONTRACTUALLY MATURING
                        --------------------------------------------------------------------------------------------
                                  WEIGHTED            WEIGHTED             WEIGHTED              WEIGHTED
                        UNDER 1   AVERAGE     1-5     AVERAGE     6-10     AVERAGE    OVER 10    AVERAGE
(DOLLARS IN THOUSANDS)   YEAR      YIELD     YEARS     YIELD      YEARS     YIELD      YEARS      YIELD      TOTAL
--------------------------------------------------------------------------------------------------------------------
Investment securities:
  U.S. Government and
    federal agency
    obligations         $4,297      5.03%    $6,245    11.17%    $   227     8.30%    $129,383     6.50%    $140,152
  Municipal securities     455      2.98        468     5.92       1,914     6.99           --       --        2,837
Mortgage-related
  securities:
  FNMA                      --        --        166     7.37         454     8.80       20,491     6.22       21,111
  GNMA                       1      8.74      1,139     7.61       5,157     8.67       21,291     7.59       27,588
  FHLMC                    641      7.16      1,012     5.34       1,076     8.07        9,976     6.19       12,705
  CMOs                      --        --         --       --      22,640     6.19      636,505     6.42      659,145
                        ------               ------              -------              --------              --------
         Total          $5,394      5.11%    $9,030     9.73%    $31,468     6.76%    $817,646     6.46%    $863,538
                        ======      ====     ======    =====     =======     ====     ========     ====     ========

SOURCES OF FUNDS

     GENERAL. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal and interest payments, maturities and sales of securities, interest on securities, advances from the FHLB of New York and other borrowings. Loan payments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     DEPOSITS. The Company's deposit products include negotiable order of withdrawal ("NOW") accounts (including the "Active Management" NOW account), money market accounts, non-interest-bearing checking accounts, passbook and statement savings accounts, New Jersey municipal deposits, IOLTA accounts and term certificate accounts.

     The Company's deposits are obtained primarily from the areas in which its branch offices are located; management estimates that only a minimal amount of the Company's deposits are obtained from customers residing elsewhere. The Company does not pay fees to brokers to solicit funds for deposit nor does the Company actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

     The Company attracts deposits through a network of convenient office locations offering a variety of accounts and services, competitive interest rates and convenient customer hours. The Company's branch network consists of 67 traditional full-service offices. During fiscal 2001 the Company closed a branch office in Hudson County and opened three de novo branches located in Staten Island, Brooklyn and Mineola, Long Island. The Company also introduced a new and easy to use Internet and telephonic banking system as an overall service delivery program. The system includes a new Interactive Voice Response system, enhanced ATM capabilities and a new customer Call Center. The Company currently expects to open three new banking locations in the New York metropolitan area during fiscal 2002.

     In addition to its branch network, the Company currently maintains 87 ATMs in or at its branch offices and 13 ATMs at remote sites. The Company currently plans to install four additional ATMs in its offices and three ATMs at remote sites by the end of fiscal 2002.

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

     The Company's focus on customer service has facilitated its retention of lower-costing NOW accounts, money market accounts, non-interest bearing checking accounts and savings accounts, which generally bear rates substantially less than certificates of deposit. At March 31, 2001, these types of deposits amounted to $2.39 billion or 51.2%

of the Company's total deposits. During the fiscal year ended March 31, 2001 the weighted average rate paid on the Company's demand deposits and savings deposits amounted to 1.78% and 2.12%, respectively, as compared to a weighted average rate of 5.57% paid on the Company's certificates of deposit during this period.

     The Company's deposits increased $254.0 million or 5.8% to $4.67 billion at March 31, 2001 from $4.41 billion at March 31, 2000 primarily as a result of deposit inflows of $85.8 million combined with interest credited of $168.2 million. For further information regarding the Company's deposit liabilities see
Note 8 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     The following table sets forth the activity in the Company's deposits during the periods indicated.

                                                                       YEAR ENDED MARCH 31,
                                                              --------------------------------------
(IN THOUSANDS)                                                   2001          2000          1999
----------------------------------------------------------------------------------------------------
Deposits at beginning of period                               $4,412,032    $3,447,364    $3,393,800
Increase due to acquisitions                                          --     1,028,476            --
Other net increase (decrease) before interest credited            85,797      (202,577)      (79,582)
Interest credited                                                168,228       138,769       133,146
                                                              ----------    ----------    ----------
Net increase in deposits                                         254,025       964,668        53,564
                                                              ----------    ----------    ----------
Deposits at end of period                                     $4,666,057    $4,412,032    $3,447,364
                                                              ==========    ==========    ==========

     The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

                                                                           AT MARCH 31,
                                                              --------------------------------------
(IN THOUSANDS)                                                   2001          2000          1999
----------------------------------------------------------------------------------------------------
2.00% to 3.99%                                                $   30,943    $   34,374    $       --
4.00% to 4.99%                                                   350,878       856,700       795,127
5.00% to 5.99%                                                 1,217,202       977,142       842,203
6.00% to 6.99%                                                   667,385       219,938       105,935
7.00% to 8.99%                                                     9,868        13,021        76,665
9.00% to 10.99%                                                       --            --           972
                                                              ----------    ----------    ----------
                                                              $2,276,276    $2,101,175    $1,820,902
                                                              ==========    ==========    ==========

     The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at March 31, 2001.

                                             OVER         OVER          OVER
                               SIX        SIX MONTHS    ONE YEAR      TWO YEARS      OVER
                              MONTHS       THROUGH       THROUGH       THROUGH       THREE
(IN THOUSANDS)               OR LESS       ONE YEAR     TWO YEARS    THREE YEARS     YEARS       TOTAL
---------------------------------------------------------------------------------------------------------
2.00% to 3.99%              $   28,802     $  1,969     $    172       $     --     $    --    $   30,943
4.00% to 4.99%                 257,310       66,605       17,188          6,656       3,119       350,878
5.00% to 5.99%                 826,668      231,576       99,099         29,279      30,580     1,217,202
6.00% to 6.99%                 405,735      213,631       27,704          2,916      17,399       667,385
7.00% to 8.99%                   3,643        5,115           43            340         727         9,868
                            ----------     --------     --------       --------     -------    ----------
Total                       $1,522,158     $518,896     $144,206       $ 39,191     $51,825    $2,276,276
                            ==========     ========     ========       ========     =======    ==========

     As of March 31, 2001, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $411.0 million. The following table presents the maturity of these time certificates of deposit at such date.

(IN THOUSANDS)                                                 AMOUNT
----------------------------------------------------------------------
3 months or less                                              $150,400
Over 3 months through 6 months                                 116,582
Over 6 months through 12 months                                104,739
Over 12 months                                                  39,244
                                                              --------
                                                              $410,965
                                                              ========

     BORROWINGS. The Company may obtain advances from the FHLB based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. The Company, at March 31, 2001, had $704.0 million of FHLB advances outstanding with maturities of five years or less with the majority having a maturity of less than three years. Another funding source available to the Company are repurchase agreements with the FHLB. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At March 31, 2001, the Company had $605.0 million of FHLB repurchase agreements outstanding with maturities ranging between one year and ten years with the majority having a maturity of between five and ten years. Borrowings outstanding at March 31, 2001 also included a $0.3 million mortgage extended to the Company in connection with the purchase of one of its branch offices. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Business Strategy-Controlled Growth" in Item 7 hereof and Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

EMPLOYEES

     The Company had 1,059 full-time employees and 232 part-time employees at March 31, 2001. None of these employees are represented by a collective bargaining agreement or agent and the Company considers its relationship with its employees to be good.

SUBSIDIARIES

     At March 31, 2001, the Holding Company's three active subsidiaries were the Bank, Mitchamm Corp. ("Mitchamm") and BNB Capital Trust (the "Issuer Trust").

     MITCHAMM CORP. Mitchamm was established in September 1997 primarily to operate Mail Boxes Etc. ("MBE") franchises, which provides mail services, packaging and shipping services primarily to individuals and small businesses. Mitchamm is the area franchisee for MBE in Brooklyn, Queens and Staten Island and currently operates one facility.

     BNB CAPITAL TRUST. The Issuer Trust (assumed by the Holding Company as part of the acquisition of Broad) is a statutory business trust formed under Delaware law in June 1997. As a result of the Broad acquisition, the Issuer Trust is wholly owned by the Holding Company. The Holding Company, as holder of all of the beneficial interests represented by the common securities of the Issuer Trust (the "Common Securities"), selected two employees of the Holding Company to serve as administrators. The Issuer Trust's business and affairs are conducted by its Property Trustee, the Delaware Trustee and the two administrators. The Issuer Trust was created to issue and sell the 9.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and the Common Securities, and use the proceeds of such sales to acquire the 9.5% Junior Subordinated Debentures (the "Junior Subordinated Debentures") issued by Broad. The Junior Subordinated Debentures are the sole asset of the Issuer Trust and payments under the Junior Subordinated Debentures are the sole revenue of the Issuer Trust. The Holding Company has entered into several contractual arrangements for the purpose of fully and unconditionally guaranteeing the Trust Preferred Securities pursuant to the terms of such agreements. The Issuer Trust has a term of 31 years, but may terminate earlier as provided in the Trust Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof and "Financial Statements and Supplementary Data" set forth in Item 8 hereof for additional information.

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

     INDEPENDENCE COMMUNITY REALTY CORP. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Bank transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC's common stock and all 10,000 shares of ICRC's 8% junior preferred stock. In January 1997, 111 officers and employees of the Bank each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At March 31, 2001, ICRC held $1.1 billion of loans and $36.4 million of short-term investments.

     RENAISSANCE ASSET CORPORATION. RAC, which was acquired from Broad, was established by Broad National Bank ("Broad National") in November 1997 as a New Jersey real estate investment trust. At March 31, 2001, RAC held $105.6 million of loans and $54.6 million of short-term investments.

     INDEPENDENCE COMMUNITY INSURANCE AGENCY, INC. ("ICIA") ICIA was established in 1984. ICIA was formed as a licensed life insurance agency to sell the products of the new mutual insurance company formed by the Savings Bank Life Insurance Department of New York.

     WILJO DEVELOPMENT CORP. ("WILJO") The assets of Wiljo consist primarily of the office space in the building in which the Company's executive offices are located and its limited partnership interest in the partnership which owns the remaining portion of the building. At March 31, 2001, Wiljo had total assets of $6.8 million and the Company's equity investment in Wiljo amounted to $5.7 million.

     BROAD NATIONAL REALTY CORP. ("BNRC") BNRC was established by Broad National in July 1987. The assets of BNRC consist primarily of an office building located at 909 Broad Street, Newark New Jersey. BNRC is also the holding company for BNB Horizons Inc. ("Horizon"). BNRC had total assets of $3.2 million at March 31, 2001.

     BROAD HORIZONS INC. Horizon was established by Broad National in May 1998 to manage vacant land located at 901 Broad Street, Newark New Jersey. Horizon's assets totaled $220,800 at March 31, 2001.

     BNB INVESTMENT CORP. ("INVESTMENT CORP") Investment Corp. was established by Broad National in February 1987 to hold various investment securities. Investment Corp. had total assets of $61.8 million at March 31, 2001.

     BRONATOREO, INC. ("BRONATOREO") Bronatoreo was established by Broad National in August 1992 to maintain parking lots located behind 905 Broad Street, Newark New Jersey. Bronatoreo had total assets of $1.7 million at March 31, 2001.

     STATEWIDE FINANCIAL SERVICES ("SFS"). SFS was established by Statewide Savings Bank, S.L.A. ("Statewide Bank") in July 1985 to sell annuity products. SFS is currently inactive with no assets.

REGULATION

     Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE HOLDING COMPANY

     GENERAL. Upon consummation of the Conversion, the Holding Company became subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended ("HOLA"), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because the Bank made an election under Section 10(l) of HOLA to be treated as a "savings association" for purposes of Section 10(e) of HOLA. As a result, the Holding Company was required to register with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Department and the Securities and Exchange Commission ("SEC"). As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Holding Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which applied to the OTS to become unitary savings and loan holding companies after May 4, 1999 will be restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, as discussed under "-- Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-- Qualified Thrift Lender Test."

     The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution's disclosure of the customer's financial information to non-affiliated third parties. Such regulations become mandatory as of July 1, 2001.

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

     QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and
(iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTIs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At March 31, 2001, approximately 86.4% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2001, the Bank was in compliance with the above restrictions.

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

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At March 31, 2001, the Bank exceeded each of its capital requirements.

     In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. However, the agencies have determined not to proceed with the previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

     ACTIVITIES AND INVESTMENTS OF NEW YORK-CHARTERED SAVINGS BANKS. The Bank derives its lending, investment and other authority primarily from the applicable provi-

sions of New York Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. See "-- Activities and Investments of FDIC Insured State-Chartered Banks." These New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York Banking Law and regulations which set forth specific investment authority. A New York-chartered stock savings bank may also exercise trust powers upon approval of the Department.

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

     ACTIVITIES AND INVESTMENTS OF FDIC-INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary,(ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

     Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank's tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of March 31, 2001, the book value of the Bank's investments under this exception was $22.0 million, which equaled 3.94% of its tier one capital. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank coverts its charter or undergoes a change in control.

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

     As March 31, 2001, the Bank had capital levels which qualified it as a "well-capitalized" institution.

     FDIC INSURANCE PREMIUMS. The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC but has deposit accounts insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases involving SAIF-insured deposits. Such SAIF-insured deposits amounted to $2.12 billion as of March 31, 2001. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order poses a serious threat to the FDIC.

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

     Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates ranged from zero basis points to 27 basis points which was the same range of premiums as the BIF rates. From 1997 through 1999, almost all FDIC-insured institutions paid 6.4 basis points of their SAIF-assessable deposits and approximately 1.3 basis points of their BIF-assessable deposits to fund the Financing Corporation. Beginning January 1, 2000, all FDIC insured institutions are assessed the same rate for their BIF and SAIF assessable deposits to fund the Financing Corporation. Based upon the $2.68 billion of BIF-assessable deposits and $2.12 billion of SAIF-assessable deposits at March 31, 2001, the Bank expects to pay approximately $228,000 in insurance premiums per quarter during calendar 2001.

     BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had no brokered deposits outstanding at March 31, 2001.

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

     During fiscal 2000, the Bank requested (and received) approval of or non-objection to the distribution to the Holding Company of an aggregate of $285.0 million. Of this amount, $176.0 million and $95.0 million was distributed to the Holding Company in fiscal 2000 and fiscal 2001, respectively. The distributions were primarily used by the Holding Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Holding Company's open market stock repurchase programs. In addition, during fiscal 2001, the Bank requested (and received) approval of the distribution of an aggregate of $25.0 million to the Holding Company, which amount had not been distributed as of March 31, 2001.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $1.31 billion of FHLB borrowings at March 31, 2001.

     As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 2001, the Bank had approximately $82.3 million in FHLB stock, which resulted in its compliance with this requirement.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts and personal and business demand deposits) and non-personal time deposits. As of March 31, 2001, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

TAXATION

FEDERAL TAXATION

     GENERAL. The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below.

     The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Bank's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1995.

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

     BAD DEBT RESERVE. Prior to the 1996 Act, the Company was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2000 is approximately $1.9 million. The Company has an associated deferred tax liability of approximately $80,000 at December 31, 2000.

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

     At December 31, 2000, the Bank's total federal pre-1988 reserve was approximately $30.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.

     MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2000, the Company has no AMT credits available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. For the years beginning after August 5, 1997, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

     A temporary Metropolitan Transportation Business Tax Surcharge on Banking corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2000, the surcharge rate is 17% of the State franchise tax liability.

     Bad debt reserves maintained for New York State and New York City tax purposes as of March 31, 2001, for which deferred taxes are not required to be recognized, amounted to approximately $125 million.

     The Company is currently undergoing an audit of its New York State income tax returns for the calendar years 1994, 1995 and 1996. As previously disclosed, the Company received in fiscal 2000 a notice which could result in additional income tax liability to New York State and New York City for the years in question. The Company has conducted a review and analysis of the basis and accuracy of the State's claims. Based on its review, the Company does not believe that the final resolution will have a material financial statement impact.

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

ITEM 2. PROPERTIES

OFFICES AND PROPERTIES

     At March 31, 2001, the Company conducted its business from its executive offices in Brooklyn and 67 full service branch offices:

                                                                            NET BOOK
                                                                            VALUE OF
                                                                          PROPERTY AND
                                                                           LEASEHOLD
                                                              LEASE       IMPROVEMENTS      DEPOSITS
                                                OWNED OR    EXPIRATION    AT MARCH 31,    AT MARCH 31,
LOCATION                                         LEASED        DATE           2001            2001
------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)
EXECUTIVE AND ADMINISTRATIVE OFFICES:
195 Montague Street
Brooklyn, New York 11201(1)                       Owned                   $   16,085      $    113,916
BRANCH OFFICES:
130 Court Street
Brooklyn, New York 11201(2)                       Owned                        4,231           200,166
6424-18th Avenue
Brooklyn, New York 11204                          Owned                          940           317,346
23 Newkirk Plaza
Brooklyn, New York 11226                          Owned                        2,264           118,186
443 Hillside Avenue
Williston Park, New York 11596                    Owned                        2,025           190,164
23-56 Bell Boulevard
Bayside, New York 11360                          Leased         2008               5           208,114
250 Lexington Avenue
New York, New York 10016                         Leased         2030              13            75,389
1416 East Avenue
Bronx, New York 10462                            Leased            (3)           211           117,470
1420 Northern Boulevard
Manhasset, New York 11030                        Leased         2017             822            88,395
1769-86th Street
Brooklyn, New York 11214                          Owned                        1,378           170,391
Pratt Institute Campus
200 Willoughby Avenue
Brooklyn, New York 11205                         Leased            (4)             7             4,154
2357-59 86th Street
Brooklyn, New York 11214                          Owned                        1,693            97,990
4514 16th Avenue
Brooklyn, New York 11204                          Owned                        1,791           136,869
37-10 Broadway
Long Island City, New York 11103                  Owned                        1,631           167,796
22-59 31st Street
Long Island City, New York 11105                  Owned                          618           107,692
24-28 34th Avenue
Long Island City, New York 11106                 Leased         2007             279            70,312
51-12 31st Avenue
Woodside, New York 11377                         Leased         2007             274            48,438
83-20 Roosevelt Avenue
Jackson Heights, New York 11372                  Leased         2005             819            61,019
75-15 31st Avenue
Jackson Heights, New York 11370                  Leased         2004             282            90,873

                                                                            NET BOOK
                                                                            VALUE OF
                                                                          PROPERTY AND
                                                                           LEASEHOLD
                                                              LEASE       IMPROVEMENTS      DEPOSITS
                                                OWNED OR    EXPIRATION    AT MARCH 31,    AT MARCH 31,
LOCATION                                         LEASED        DATE           2001            2001
------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)
89-01 Northern Boulevard
Jackson Heights, New York 11372                  Leased         2004      $      249      $     89,252
498 Columbia Street
Brooklyn, New York 11231                         Leased         2002             334            20,917
150-28 Union Turnpike
Flushing, New York 11367                         Leased         2012             194            57,316
234 Prospect Park West
Brooklyn, New York 11215                          Owned                        2,954            65,755
7500 Fifth Avenue
Brooklyn, New York 11209                          Owned                          545            74,619
440 Avenue P
Brooklyn, New York 11223                          Owned                        1,262            93,534
301 Avenue U
Brooklyn, New York 11223                          Owned                        1,439            94,869
8808 Fifth Avenue
Brooklyn, New York 11209                          Owned                        2,203            64,510
1310 Kings Highway
Brooklyn, New York 11229                          Owned                          411            75,040
4823 13th Avenue
Brooklyn, New York 11219                          Owned                        3,710           199,753
1302 Avenue J
Brooklyn, New York 11230                          Owned                        1,905           117,543
1550 Richmond Road
Staten Island, New York 10304                     Owned                        1,315           136,472
1460 Forest Avenue
Staten Island, New York 10302                    Leased         2011             209           126,391
2655 Richmond Avenue
Staten Island, New York 10314                    Leased         2010             364            14,109
6509 Bay Parkway
Brooklyn, New York 11204                          Owned                        2,052             8,037
131 Jericho Turnpike
Mineola, New York 11501                          Leased         2010             443            27,855
905 Broad Street
Newark, New Jersey 07102                          Owned                        1,136            36,840
745 Broad Street
Newark, New Jersey 07102                         Leased         2003              60            28,104
243 Chestnut Street
Newark, New Jersey 07105                         Leased         2010             132            25,460
236 West St. George Avenue
Linden, New Jersey 07036                         Leased         2014             151             8,749
1-7 Wheeler Point Road
Newark, New Jersey 07105                         Leased         2003              58            60,395
133 Jackson Street
Newark, New Jersey 07105                          Owned                          811           108,252
225 Milburn Avenue
Milburn, New Jersey 07041                        Leased         2006              --            27,198

                                                                     36

                                                                            NET BOOK
                                                                            VALUE OF
                                                                          PROPERTY AND
                                                                           LEASEHOLD
                                                              LEASE       IMPROVEMENTS      DEPOSITS
                                                OWNED OR    EXPIRATION    AT MARCH 31,    AT MARCH 31,
LOCATION                                         LEASED        DATE           2001            2001
------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)
65 River Road
North Arlington, New Jersey 07031                Leased         2003      $       80      $     30,223
1000 South Elmora Avenue
Elizabeth, New Jersey 07202                      Leased         2006             185            62,604
30 W. Mt. Pleasant Avenue
Livingston, New Jersey 07039                     Leased         2001              19            39,222
Convery Plaza, Route 35
Perth Amboy, New Jersey 08861                    Leased         2002              24            20,965
466 Bloomfield Ave
Newark, New Jersey 07107                         Leased         2013              54            33,998
826 Elizabeth Avenue
Elizabeth, New Jersey 07201                       Owned                          295            22,240
554 Central Avenue
East Orange, New Jersey 07018                     Owned                          328            28,713
255 Prospect Avenue
West Orange, New Jersey 07052                    Leased         2004              69             5,588
348 Central Avenue
Jersey City, New Jersey 0730                     Leased         2006             325             6,830
290 Ferry Street
Newark, New Jersey 07105                         Leased         2005              --            14,395
9 Path Plaza
Jersey City, New Jersey 07306                    Leased         2011             585            86,178
241 Central Avenue
Jersey City, New Jersey 07307                     Owned                          289            66,882
214 Newark Avenue
Jersey City, New Jersey 07302                     Owned                          314            25,138
12 Chapel Avenue
Jersey City, New Jersey 07305                    Leased         2003              51             6,484
400 Marin Boulevard
Jersey City, New Jersey 07302                    Leased         2010             193            13,742
86 River Street
Hoboken, New Jersey 07030                        Leased         2002              47            11,945
416 Anderson Avenue
Cliffside Park, New Jersey 07010                  Owned                           95            18,880
35 South Main Street
Lodi, New Jersey 07644
Building                                          Owned         2005             222            23,213
Adjacent parcel of land                          Leased
19 Schuyler Avenue
North Arlington, New Jersey 07031                Leased         2008             214            18,612
1322A Patterson Plank Road
Secaucus, New Jersey 07094                        Owned                          818            44,596
456 North Broad Street
Elizabeth, New Jersey 07208                       Owned                          500            52,060
314 Elizabeth Avenue
Elizabeth, New Jersey 07206                      Leased         2098              79            30,024
345 South Avenue
Garwood, New Jersey 07027                         Owned                          137            27,509

                                                                            NET BOOK
                                                                            VALUE OF
                                                                          PROPERTY AND
                                                                           LEASEHOLD
                                                              LEASE       IMPROVEMENTS      DEPOSITS
                                                OWNED OR    EXPIRATION    AT MARCH 31,    AT MARCH 31,
LOCATION                                         LEASED        DATE           2001            2001
------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)
246 South Avenue
Fanwood, New Jersey 07023                         Owned                   $      225      $     17,991
1886 Springfield Avenue
Maplewood, New Jersey 07040                      Leased         2009             623            12,375
                                                                          ------------    ------------
Totals
                                                                          $   63,076      $  4,666,057
                                                                          ============    ============

---------------
(1) The Bank operates a full-service branch on the ground floor of the building.
(2) Designated as the Bank's main office.
(3) Consists of two leases. The original lease executed in March 1972 expires in September 2002. In February 1987, the Bank entered into a lease for additional space in the adjacent store which expires in November 2002.
(4) The Bank executed a "Memorandum of Understanding" with the Pratt Institute to occupy the space; no expiration date was stated in the Memorandum.

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

     The suit was initially subject to a stay pending a ruling by the U.S. Supreme Court of the U.S. Government's appeal of a decision of the U.S. Court of Federal Claims ("Court of Claims") in another case which had upheld the right of three thrift institutions to maintain such actions. In July 1996, the U.S. Supreme Court ruled in "United States v. Winstar Corporation" upholding the Court of Claims' ruling in favor of the three institutions involved in that suit. Subsequently, the stay in all goodwill related cases was lifted. The U.S. Government then filed a motion seeking to dismiss all goodwill related claims filed six years after the date of the Financial Institutions Reform, Recovery, and Enforcement Act's adoption on August 9, 1989. Statewide Bank had filed its claim on December 1, 1995. Statewide Bank, along with the approximately 25 other institutions subject to the motion, vigorously opposed the U.S. Government's motion to dismiss. In January 1997, the judge appointed to hear the motion ruled against the U.S. Government, holding that the statute of limitations had not begun to run until OTS regulations implementing the Financial Institutions Reform, Recovery and Enforcement Act were adopted on December 7, 1989. The case is currently in the expert discovery phase, and no trial date has been set. Fact discovery was concluded in August 2000. In the fall of 2000, both Statewide and the U.S. Government filed motions for summary judgment as to liability. These motions have not yet been scheduled for argument or disposition. Accordingly, for these reasons and because of other factors affecting the predictability of litigation, management cannot predict the eventual outcome, the amount of damages, if any, or the timing of final disposition of the case.

     See "Taxation -- State and Local Taxation" for a discussion of the status of an audit of the Company's New York state income tax returns, including a claim for additional tax liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

     On March 13, 1998 the conversion and reorganization of the Bank and its mutual holding company parent was completed. The common stock began trading on the Nasdaq Stock Market on March 17, 1998. In connection with the consummation of the reorganization, the Holding Company issued 76,043,750 shares of common stock, including 5,632,870 shares which were contributed to the Independence Community Foundation (the "Foundation"). As of March 31, 2001, there were 59,128,845 shares of common stock outstanding. As of May 31, 2001 the Holding Company had 12,650 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. The following table sets forth the high and low stock prices of the Holding Company's common stock as reported by the Nasdaq Stock Market under the symbol "ICBC". Price information appears in major newspapers under the symbols "IndepCmntyBk" or "IndpCm".

                                                2001                2000
                                          -----------------  -------------------
                                          HIGH       LOW     HIGH      LOW
                                          -------------------------------------
First Quarter                              13 3/4    10 7/8  14 9/16   11 11/16
Second Quarter                             14 3/16   12 7/8  13 13/16  11 5/8
Third Quarter                              16 15/16  13 3/4  12 1/2    10 9/16
Fourth Quarter                             17 1/2    15 1/8  12 3/8     9 3/4

     The following schedule summarizes the cash dividends paid by the Holding Company per share of common stock for the fiscal years ended 2001 and 2000:

                                                              2001     2000
                                                              --------------
First Quarter                                                 $0.07    $0.04
Second Quarter                                                 0.07     0.05
Third Quarter                                                  0.08     0.06
Fourth Quarter                                                 0.08     0.06

     On April 27, 2001, the Board of Directors declared a quarterly cash dividend of $0.08 per share of Common Stock, payable on May 24, 2001, to stockholders of record at the close of business on May 10, 2001.

     See "Liquidity and Commitments" and Notes 1 and 17 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Holding Company's ability to pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                                      AT MARCH 31,
                                             --------------------------------------------------------------
(IN THOUSANDS)                                  2001         2000         1999         1998         1997
-----------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets                                 $7,010,867   $6,604,150   $5,536,978   $5,222,996   $3,734,723
Cash and cash equivalents                       277,762      152,167      279,885      857,251      374,636
Mortgage-related securities
  available-for-sale                            720,549      773,031    1,189,833       84,610      190,979
Investment securities available-for-sale        201,198      212,768      331,795    1,282,072      357,487
Loans receivable, net                         5,189,725    4,880,234    3,459,658    2,745,540    2,504,496
Intangible assets(1)                            198,994      220,979       47,244       55,873       60,499
Deposits                                      4,666,057    4,412,032    3,447,364    3,393,800    3,325,558
FHLB borrowings                               1,308,950    1,160,375    1,106,725       14,300       14,550
Borrowings-securities loaned                         --           --           --      701,160           --
Trust preferred securities(2)                    11,067       11,500           --           --           --
Other borrowings                                    343        2,363       11,639        2,381        2,682
Total stockholders' equity                      813,156      834,807      824,962      949,124      309,114

                                                                FOR THE YEAR ENDED MARCH 31,
                                               --------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)     2001         2000         1999         1998         1997
-------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
Interest income                                $  470,702   $  402,486   $  336,415   $  293,043   $  255,303
Interest expense                                  247,457      203,660      167,221      160,943      140,187
                                               ----------   ----------   ----------   ----------   ----------
Net interest income                               223,245      198,826      169,194      132,100      115,116
                                               ----------   ----------   ----------   ----------   ----------
Provision for loan losses                           1,392        9,817       10,698       10,011        7,960
                                               ----------   ----------   ----------   ----------   ----------
Net interest income after provision for loan
  losses                                          221,853      189,009      158,496      122,089      107,156
Net gain (loss) on sales of loans and
  securities                                        3,398       (1,716)         390          115       (3,347)
Other non-interest income                          34,940       18,632       10,933       10,233        6,256
Amortization of intangible assets                  21,224       14,613        8,629        8,740        8,278
Charitable contribution to Independence
  Community Foundation(3)                              --           --           --       56,422           --
Other non-interest expense                        131,602      105,277       89,574       80,713       73,875
                                               ----------   ----------   ----------   ----------   ----------
Income (loss) before provision (benefit) for
  income taxes                                    107,365       86,035       71,616      (13,438)      27,912
Provision (benefit) for income taxes               45,329       32,789       26,441       (3,482)      10,732
                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)                              $   62,036   $   53,246   $   45,175   $   (9,956)  $   17,180
                                               ==========   ==========   ==========   ==========   ==========
Basic earnings (loss) per share(3)             $     1.11   $     0.90   $     0.67   $    (0.52)         N/A
                                               ==========   ==========   ==========   ==========   ==========
Diluted earnings (loss) per share(3)           $     1.10   $     0.90   $     0.66   $    (0.52)         N/A
                                               ==========   ==========   ==========   ==========   ==========

                                                        (footnotes on next page)

                                                           AT OR FOR THE YEAR ENDED MARCH 31,
                                                     -----------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2001      2000      1999      1998      1997
----------------------------------------------------------------------------------------------------
KEY OPERATING RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:(4)
Return on assets(5)                                     0.91%     0.88%     0.90%     0.64%     0.46%
Return on equity(5)                                     7.60      6.51      4.87      7.59      5.69
Interest-earning assets to interest-bearing
  liabilities                                         107.25    111.29    120.66    105.17    103.59
Interest rate spread(6)                                 3.23      3.06      2.79      3.05      3.18
Net interest margin(6)                                  3.51      3.47      3.50      3.26      3.32
Non-interest expense, excluding amortization of
  intangible assets, to total assets(5)                 1.92      1.74      1.78      1.90      1.99
Efficiency ratio(7)                                    50.97     48.41     49.73     56.71     53.82
Cash dividends declared per common share             $  0.30   $  0.21   $  0.06       N/A       N/A

ASSET QUALITY RATIOS:
Non-performing loans as a percent of total loans at
  end of period                                         0.67%     0.53%     1.12%     1.07%     1.07%
Non-performing assets to total assets at end of
  period(8)                                             0.51      0.40      0.71      0.57      0.74
Allowance for loan losses to non-performing loans
  at end of period                                    202.79    266.74    119.72    122.19     99.76
Allowance for loan losses to total loans at end of
  period                                                1.36      1.42      1.34      1.31      1.07

CAPITAL AND OTHER INFORMATION:(4)
Equity to assets at end of period                      11.60%    12.64%    14.90%    18.17%     8.28%
Leverage capital(9)                                     8.20      7.83     12.85     11.16      6.83
Tangible equity to risk-weighted assets at end of
  period(9)                                            11.70     11.37     17.73     22.25     10.05
Total capital to risk-weighted assets at end of
  period(9)                                            12.95     12.62     19.03     23.50     11.15
Tangible book value per share                        $ 10.39   $  9.13   $ 11.46   $ 11.75       N/A
Cash earnings(10)                                    $89,100   $73,431   $58,459   $36,754   $25,458
Diluted cash earnings per common share               $  1.58   $  1.24   $  0.86   $  0.13       N/A
Number of full service offices at end of period           67        65        32        34        32

---------------
 (1) Represents the excess of cost over fair value of net assets acquired, which consists of goodwill and other intangibles, which amounted to $185.2 million and $13.8 million, respectively, at March 31, 2001. The increase from March 31, 1999 to March 31, 2000 reflected the $98.8 million and $88.6 million of goodwill resulting from the acquisitions of Broad and Statewide, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Recent Acquisitions" in Item 7 hereof.
 (2) The trust preferred securities were assumed by the Holding Company as part of the Broad acquisition effective the close of business on July 31, 1999.
 (3) The Bank completed its conversion and reorganization on March 13, 1998 (the "Conversion"). Accordingly, earnings per share for the fiscal year ended March 31, 1998 are presented on an historical basis from March 13, 1998 to March 31, 1998. Includes the one time non-recurring charge of $56.4 million ($37.2 million, net of tax) for funding of the Independence Community Foundation ("Foundation") in connection with the completion of the Conversion.
 (4) With the exception of end of period ratios and the efficiency ratio, all ratios are based on average daily balances during the respective periods.
 (5) At and for the year ended March 31, 1998, excludes the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for the funding of the Foundation. At and for the year ended March 31, 1997, reflects the effects of a special one-time assessment imposed on institutions which had deposits insured by the SAIF. The Bank, as a result of the various acquisitions it has completed, is deemed to have SAIF deposits. As a consequence, during fiscal 1997, it paid $8.6 million in satisfaction of the special assessment. Had this amount not been paid for the year ended March 31, 1997, the Bank's returns on assets and equity would have been 0.61% and 7.44%, respectively, and the Bank's ratio of non-interest expenses, exclusive of amortization of intangible assets, to total assets would have been 1.76%.
 (6) Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.
 (7) Reflects adjusted operating expense (net of amortization of goodwill and other intangibles, special SAIF assessment and contribution to the Foundation) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on the sales of loans and securities).
 (8) Non-performing assets consist of non-accrual loans, loans past due 90 days or more as to interest or principal repayment and accruing and real estate acquired through foreclosure or by deed-in-lieu therefore.
 (9) Ratios reflect the capital position of the Bank only.
(10) Cash earnings include net income adjusted for the amortization of goodwill and other intangibles and certain charges related to the Company's stock related benefit plans, net of tax. For fiscal 1998, cash earnings were also adjusted to exclude the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for funding of the Foundation.

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

     The Company's results of operations also are affected by the provision for loan losses resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense, deposit insurance premiums, data processing services, amortization of intangibles and income tax expense.

     The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing controlled growth, commercial real estate and multi-family residential lending, commercial business lending, warehouse mortgage lines of credit and retail and commercial deposit products, while maintaining asset quality and stable liquidity.

BUSINESS STRATEGY

     CONTROLLED GROWTH. In recent years, the Company has sought to increase its assets and expand its operations. In fiscal 2001, the Company opened three de novo branches and currently expects to open three new banking locations in the New York metropolitan area during fiscal 2002. During fiscal 2000 the Company completed its acquisition of Broad, which had $646.3 million in assets, effective the close of business on July 31, 1999 and its acquisition of Statewide, which had $745.2 million in assets, effective the close of business on January 7, 2000. The Broad and Statewide acquisitions enabled the Company to expand into contiguous markets in New Jersey with similar demographics as the Company's New York market area. The acquisitions also enabled the Company to further emphasize its broad array of commercial business products, including business lending and lower cost deposits, which helped accelerate the Company's strategy of becoming more bank-like. The Company also completed several other smaller acquisitions in earlier periods. See "-- Acquisitions".

     The Company's assets increased by $406.7 million, or 6.2%, from $6.60 billion at March 31, 2000 to $7.01 billion at March 31, 2001 resulting mainly from the $310.9 million growth in the loan portfolio. Such loan growth was funded primarily through the use of borrowings and deposits.

     EMPHASIS ON COMMERCIAL LENDING. Since the acquisitions of Broad and Statewide, the Company has focused on expanding its higher yielding portfolios of commercial real estate, commercial business and mortgage warehouse lines of credit. Given the concentration of multi-family housing units in the New York City metropolitan area, the Company continues to emphasize the origination of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. In addition to continuing to generate mortgage loans secured by multi-family and commercial real estate, the Company also commenced a strategy to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing. During fiscal 2001, the Company sold $509.9 million (of which $249.9 million was originated for sale) of such loans recording a $3.6 million gain on sale and $1.3 million in associated fees collected. To further expand these higher yielding portfolios, the Company, in April 2001, purchased the assets and employed the personnel of the Summit Group, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in the tri-state area. The acquisition increased the mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83 million in outstanding advances.

     The Company's strategy of emphasizing higher yielding loan products is reflected in the shifting composition of its loan portfolio. The Company's emphasis on commercial lending during fiscal 2001 resulted in commercial real estate, commercial business and advances under warehouse mortgage lines of credit comprising 28.6% of its total loan portfolio at March 31, 2001 compared to 18.2% at March 31, 2000 while single-family and multi-family

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


residential loans comprised 60.9% of the Company's loan portfolio at March 31, 2001 compared to 68.8% at March 31, 2000.

     MAINTAIN ASSET QUALITY. Management believes that maintaining high asset quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of mortgage loans to its market area. The Company's non-accrual loans increased $4.0 million, to $16.2 million at March 31, 2001 with the increase primarily related to commercial business loans. Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule increased by $6.2 million. The Company's ratio of non-performing assets to total assets at March 31, 2001 was 0.51% and its allowance for loan losses to non-performing loans was 202.8%, while at March 31, 2000 the percentages were 0.40% and 266.7%, respectively.

     STABLE SOURCE OF LIQUIDITY. The Company purchases short-to medium-term investment securities and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. These portfolios, which totaled in the aggregate $921.7 million at March 31, 2001 compared to $985.8 million at March 31, 2000, are comprised primarily of mortgage-related securities totaling $720.5 million (of which $659.1 million consists of CMOs and $61.4 million of mortgage-backed securities), $140.2 million of obligations of the U.S. Government and federal agencies and $56.3 million of Dutch Auction Rate Preferred Stock securities. In accordance with the Company's policy, securities purchased by the Company generally must be rated at least "investment grade" upon purchase.

     EMPHASIS ON RETAIL DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its base of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, relatively low service fees on various deposit and other products, customer convenience, an experienced staff and a commitment to the communities which it serves. Lower costing deposits, which exclude time deposits, totaled $2.39 billion or 51.2% of the Company's total deposits at March 31, 2001, as compared to $2.31 billion at March 31, 2000, a $78.9 million or 3.4% increase. This increase in lower costing deposits is primarily attributable to the continuing effort to grow core deposits and to a lesser extent, the opening of three de novo branches. During fiscal 2001, the Company also focused its efforts on increasing commercial deposits pursuant to the Company's strategy of becoming a more commercial bank-like institution. In addition, the Company does not accept brokered deposits as a source of funds and presently has no plans to do so in the future.

ACQUISITIONS

     The Company completed its acquisition of Broad and the merger of Broad's wholly owned subsidiary, Broad National, with and into the Bank, all effective as of July 31, 1999.

     Under the terms of the Agreement and Plan of Merger between the Company and Broad dated February 1, 1999 (the "Broad Agreement"), the merger consideration consisted of approximately 50% Independence common stock and 50% cash. As a result of the completed election procedures and in accordance with the terms of a formula set forth in the Broad Agreement, each Broad stockholder who submitted a valid election for stock consideration received 1.9859 shares of Holding Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and each Broad stockholder who submitted a valid election for cash consideration received $26.50 per share of Broad common stock except Broad stockholders who elected to receive cash as any portion of their consideration for their Broad shares received a portion of such consideration in the form of Holding Company common stock (the "Consideration Adjustment") in accordance with the terms of the Broad Agreement. To the extent that certain Broad stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Broad common stock, such individuals received the entire portion of their stock election in the form of
1.9859 shares of Holding Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares, and the cash portion of their election was subject to the Consideration Adjustment described above. The remaining shares of Broad common stock for which a valid election was not submitted received 1.9859 shares of Holding Company common stock for each share of Broad common stock, plus cash in lieu of any fractional shares. The Broad transaction had an aggregate value of approxi-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

mately $132 million assuming an acquisition value of $26.50 per share of Broad common stock.

     As a result of the Broad acquisition, the Company acquired $646.3 million of assets and 18 branch offices located in northern New Jersey, with total deposits of $584.8 million. The acquisition was accounted for as a purchase and the excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $98.8 million, which is being amortized on a straight-line basis over 15 years. The Company had $87.8 million of goodwill remaining related to the Broad acquisition at March 31, 2001.

     The Company completed its acquisition of Statewide and the merger of Statewide's wholly owned subsidiary, Statewide Bank, with and into the Bank, all effective as of January 7, 2000.

     Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,172,606 shares of Holding Company common stock and approximately $51.2 million based upon 4,051,277 shares of Statewide common stock deemed outstanding as of the completion of the merger. As a result of completed election procedures and in accordance with the terms of the formula set forth in the Statewide Agreement, each Statewide stockholder who submitted a valid election for stock consideration received 2.0700 shares of Holding Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and each Statewide stockholder who submitted a valid election for cash consideration received $25.14 per share of Statewide common stock. Statewide stockholders who elected to receive some combination of stock and cash consideration in exchange for their shares of Statewide common stock, received the entire portion of their stock election in the form of 2.0700 shares of Holding Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and the cash portion of their election at the rate of $25.14 per share of Statewide common stock. The remaining shares of Statewide common stock for which valid elections were not submitted were converted into the right to receive on a pro rata basis $25.14 in cash for approximately 53% of the shares not tendered and 2.0700 shares of Holding Company common stock for each remaining share of Statewide common stock, plus cash in lieu of any fractional shares.

     As a result of the Statewide acquisition, the Company acquired $745.2 million of assets and 15 branch offices located in northern New Jersey, with total deposits of $443.7 million. The acquisition was accounted for as a purchase resulting in goodwill of approximately $88.6 million, which is being amortized on a straight-line basis over 15 years. At March 31, 2001, the Company had $81.2 million of goodwill remaining related to this acquisition.

     In April 1997, the Company completed a branch acquisition in Queens. The Company assumed $70.0 million of deposits, receiving $64.9 million in cash, the branch office and other fixed assets with an aggregate value of approximately $886,000. In June 1998, this branch office was consolidated into another branch office in the same geographic area. In connection with such acquisition, the Company recorded a $4.0 million intangible asset which is being amortized on a straight-line basis over seven years. At March 31, 2001, the remaining intangible resulting from the deposit acquisition amounted to $1.7 million.

CHANGES IN FINANCIAL CONDITION

     Total assets increased by $406.7 million, or 6.2%, from $6.60 billion at March 31, 2000 to $7.01 billion at March 31, 2001 primarily as a result of a $310.9 million increase in the loan portfolio, which was funded primarily through the use of borrowings and deposits. See "-- Business Strategy-Controlled Growth." The $406.7 million of asset growth in fiscal 2001 primarily reflected the combined increases of $125.6 million in cash and cash equivalents, $298.8 million in commercial business and other loans, $12.1 million in mortgage loans and $58.0 million in other assets. Partially offsetting these increases were decreases of $52.5 million in mortgage-related securities, $11.6 million in investment securities and $22.0 million in intangible assets.

     CASH AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH
EQUIVALENTS"). Cash and cash equivalents increased from $152.2 million at March 31, 2000 to $277.8 million at March 31, 2001 principally due to a temporary build up of liquidity, resulting primarily from the sale in the fourth quarter of fiscal 2001 of approximately $260.1 million of multi-family residential loans. These funds will be used to fund existing commitments primarily for commercial mortgage and business loans. See "-- Changes in Financial
Condition -- Loans, net" below.

     SECURITIES AVAILABLE-FOR-SALE. The aggregate securities available-for-sale portfolio (which includes investment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


securities and mortgage-related securities) decreased $64.1 million, or 6.5%, from $985.8 million at March 31, 2000 to $921.7 million at March 31, 2001. Total securities decreased primarily as a result of approximately $118.6 million received from the normal paydowns on mortgage-related securities which funds were utilized to fund higher yielding mortgage and commercial business loan originations. See "-- Changes in Financial Condition -- Loans, net" below. The Company sold approximately $72.1 million of securities, consisting primarily of equity securities, which were sold to fund the $100 million BOLI program. BOLI provides an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans. BOLI is classified in other assets in the Statement of Financial Condition and the income related to it is included in non-interest income. Partially offsetting the decrease in securities was a $56.5 million decrease in unrealized losses on securities available-for-sale.

     As of March 31, 2001 and March 31, 2000, the Company's investment securities totaled $201.2 million and $212.8 million, respectively. The Company's mortgage-related securities, a portion of which at March 31, 2001 consisted of collateralized mortgage obligations secured by mortgage-backed securities issued by FNMA or FHLMC, decreased from $773.0 million at March 31, 2000 to $720.5 million at March 31, 2001.

     At March 31, 2001, the Company had a $1.5 million (pre-tax) or $0.5 million net unrealized loss on available-for-sale investment and mortgage-related securities.

     LOANS, NET. Loans, net, increased by $309.5 million, or 6.3%, to $5.19 billion at March 31, 2001 from $4.88 billion at March 31, 2000. The Company originated for its own portfolio during the year ended March 31, 2001 approximately $641.4 million of mortgage loans compared to $1.13 billion for the year ended March 31, 2000. The decline in mortgage originations reflected the combined effects of aggressive pricing by competitors in the New York metropolitan area in order to attain market share and reduced demand for loan products due to increased market rates of interest during the first three quarters of the fiscal year.

     Multi-family residential loans declined $110.2 million to $2.62 billion at March 31, 2001 compared to $2.73 billion at March 31, 2000. The decrease was primarily due to the sale during the fourth quarter of fiscal 2001 of approximately $260.1 million of multi-family residential mortgage loans as well as the reinvestment of loan repayments into higher yielding loan products. This decline was partially offset by approximately $288.3 million of originations during fiscal 2001. Commercial real estate loans increased $264.0 million or 44.2% to $861.2 million at March 31, 2001 compared to $597.2 million at March 31, 2000 primarily due to $332.9 million of originations in fiscal 2001. As a result of these activities, multi-family residential mortgage loans comprised 49.8% and commercial real estate loans comprised 16.4% of the loan portfolio at March 31, 2001 compared to 55.2% and 12.1% at March 31, 2000, respectively. Single-family residential and cooperative apartment loans decreased $139.8 million from $1.14 billion at March 31, 2000 to $1.0 billion at March 31, 2001. The decline was due to the Company reducing its emphasis on originating both single-family residential and cooperative apartment loans in favor of higher yielding, commercial real estate and business loans.

     Commercial business loans increased $183.1 million, or 72.2%, from $253.6 million at March 31, 2000 to $436.8 million at March 31, 2001 primarily due to originations during fiscal 2001 of $345.7 million partially offset by loan repayments. Advances under warehouse mortgage lines of credit increased $158.5 million from $48.2 million at March 31, 2000 to $206.7 million at March 31, 2001. The warehouse mortgage lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. To further expand these higher yielding portfolios, in April 2001, the Company purchased the assets and employed the personnel of the Summit Group, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in the tri-state area. The acquisition increased the Company's mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83 million in outstanding advances.

     During fiscal 2001, Company sold substantially its entire student loan portfolio, effectuating its determination to exit the student loan servicing business. The Company continues to offer student loans and has an agreement with a third party who will purchase such loans at a premium. The sale resulted in a net gain of approximately $1.1 million.

     The Company does not participate in syndicated loan structures.

     NON-PERFORMING ASSETS. The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets of 51 basis points (0.51%) at March 31, 2001, compared to 40 basis points

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(0.40%) at March 31, 2000. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $9.2 million or 34.8% to $35.6 million at March 31, 2001 from $26.4 million at March 31, 2000. The increase in non-performing assets was primarily due to a $6.2 million increase to $17.8 million at March 31, 2001 compared to March 31, 2000 of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule and a $4.0 million increase in non-accrual loans, primarily commercial business loans. At March 31, 2001, the Company's non-performing assets consisted of $16.2 million of non-accrual loans (including $6.8 million of commercial business loans, $5.0 million of single-family residential loans, $3.5 million of commercial real estate loans and $0.5 million of multi-family residential loans), $17.8 million of loans past due 90 days or more as to principal and accruing ($10.4 million of which were multi-family loans and $7.0 million of which were commercial real estate loans), $1.4 million of loans past due 90 days or more as to interest and accruing and $235,000 of other real estate owned.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $71.7 million at March 31, 2001, as compared to $70.3 million at March 31, 2000. At March 31, 2001, the Company's allowance amounted to 1.36% of total loans and 202.8% of total non-performing loans compared to 1.42% and 266.7% at March 31, 2000, respectively. It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight. The Company utilizes these percentages as only one of many factors in assessing the adequacy of the allowance for loan losses at various points in time. Other factors included in the analysis of the allowance for loan losses include the increased investment in multi-family residential and commercial real estate loans (all of which are secured by properties in the New York City metropolitan area), the increased number of larger commercial real estate loans, the substantial increase in mortgage warehouse advances, the increased amount and number of commercial business loans and the increased number of loans which exhibit risk characteristics which were determined to require closer oversight (including the amount of loans which were 90 days or more past due as to principal).

     The Company's allowance increased during the year ended March 31, 2001 primarily due to a $1.4 million provision for loan losses and $38,000 of net recoveries. As a result of the continued high quality of the Company's loan portfolio as well as the level of net loan recoveries, during fiscal 2001 management reduced the provision for loan losses by $8.4 million for the year ended March 31, 2001 as compared to the prior year. Although management believes the allowance for loan losses at March 31, 2001 was adequate, changes in market conditions, loan portfolio composition, level of non-performing loans, and other factors may result in the need for provisions in the future. Management reviews the adequacy of the allowance for loan losses not less than quarterly.

     INTANGIBLE ASSETS. At March 31, 2001, intangibles totaled $199.0 million and consisted of $87.8 million related to the acquisition of Broad, $81.2 million related to the acquisition of Statewide, $16.2 million related to the acquisition of Bay Ridge and $13.8 million related to fiscal 1996 branch acquisitions. The Company's intangible assets decreased by $22.0 million to $199.0 million at March 31, 2001, from $221.0 million at March 31, 2000, as a result of the amortization of the intangible assets, as well as adjustments to the Broad and Statewide goodwill during fiscal 2001. Amortization of such intangibles will continue to reduce net income until such intangible assets are fully amortized. See "-- Impact of New Accounting Pronouncements".

     DEPOSITS. Deposits increased $254.0 million or 5.8% to $4.67 billion at March 31, 2001 compared to $4.41 billion at March 31, 2000. The increase was due to deposit inflows totaling $85.8 million as well as interest credited of $168.2 million. The deposit inflows occurred primarily during the fourth quarter of fiscal 2001 as a result of the (i) continuing effort to grow core deposits and
(ii) to a lesser extent, the opening of three de novo branches.

     BORROWINGS. Borrowings increased $146.6 million or 12.6% to $1.31 billion at March 31, 2001 compared to $1.16 billion at March 31, 2000. The increase was principally due to a $290.0 million increase in FHLB repurchase agreements partially offset by decreases of $141.4 million in FHLB advances and $2.0 million in other repurchase agreements and other borrowings. The increase in borrowings was primarily used to fund the growth in the loan portfolio. The change in mix from FHLB advances to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FHLB repurchase agreements was the result of the Company taking advantage of longer term borrowings at attractive interest rates. See Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES. On June 30, 1997, $11.5 million of Trust Preferred Securities were issued by the Issuer Trust. The net proceeds from the issuance were invested in Broad in exchange for its junior subordinated debentures. The sole asset of the Issuer Trust, the obligor on the Trust Preferred Securities, is $11.9 million principal amount of 9.5% Junior Subordinated Debentures due June 30, 2027. Broad entered into several contractual arrangements (which the Holding Company assumed as part of the Broad acquisition) for the purpose of guaranteeing the Issuer Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities.

     The proceeds from the issuance of the Trust Preferred Securities were used to fund stock repurchases by Broad and for general corporate purposes as well as to meet debt service obligations pursuant to the junior subordinated debentures.

     As a result of favorable market conditions existing during fiscal 2001, the Holding Company purchased $0.4 million of the existing Trust Preferred Securities through an open market transaction.

     STOCKHOLDERS' EQUITY. The Holding Company's stockholders' equity totaled $813.2 million at March 31, 2001, compared to $834.8 million at March 31, 2000. The $21.7 million decrease was primarily due to $113.9 million reduction in capital resulting from the purchase during fiscal 2001 of 8,170,225 shares of common stock in connection with the Holding Company's open market repurchase programs and a $17.4 million decrease due to dividends declared. These decreases were partially offset by net income of $62.0 million, amortization of the earned portion of restricted stock grants of $6.3 million, $4.0 million related to the Employee Stock Ownership Plan ("ESOP") shares committed to be released for fiscal 2001, a $32.4 million decrease in the net unrealized loss on securities available-for-sale, reflecting the effect on fair market value as a result of declines in market rates of interest during fiscal 2001 and a $4.7 million valuation adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED
AND RATES PAID

     The table on the following page sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Information is based on average daily balances during the indicated periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                                                            YEAR ENDED MARCH 31,
                                            ------------------------------------------------------------------------------------
                                                           2001                                 2000                     1999
                                            ------------------------------------------------------------------------------------
                                             AVERAGE                 AVERAGE      AVERAGE                 AVERAGE      AVERAGE
       (DOLLARS IN THOUSANDS)                BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST    BALANCE
       -------------------------------------------------------------------------------------------------------------------------
       Interest-earning assets:

         Loans receivable(1):

           Mortgage loans                   $4,596,117   $343,595      7.48%     $3,966,084   $290,566      7.33%     $3,011,096

           Commercial business loans           297,512     27,690      9.31         125,155     11,185      8.94          32,782

           Warehouse mortgage lines of
              credit                           102,146      9,339      9.14           9,708        766      7.89              --

           Other loans(2)                      177,410     15,265      8.60         136,080     10,916      8.02          86,483

                                            ----------   --------                ----------   --------                ----------

         Total loans                         5,173,185    395,889      7.65       4,237,027    313,433      7.40       3,130,361

         Mortgage-related securities           763,636     48,993      6.42         922,665     58,714      6.36         430,170

         Investment securities                 197,655     12,399      6.27         318,526     17,350      5.45         828,265

         Other interest-earning assets(3)      219,966     13,421      6.10         252,664     12,989      5.14         439,814

                                            ----------   --------                ----------   --------                ----------

       Total interest-earning assets         6,354,442    470,702      7.41       5,730,882    402,486      7.02       4,828,610

                                                         --------      ----                   --------      ----

       Non-interest-earning assets             490,583                              326,235                              214,315

                                            ----------                           ----------                           ----------

           Total assets                     $6,845,025                           $6,057,117                           $5,042,925

                                            ==========                           ==========                           ==========


       Interest-bearing liabilities:

         Deposits:

           Demand deposits(4)               $1,153,473   $ 20,498      1.78      $  941,652   $ 16,400      1.74      $  664,878

           Savings deposits                  1,185,681     25,094      2.12       1,071,547     23,512      2.19         969,893

           Certificates of deposit           2,203,514    122,636      5.57       1,953,141     98,857      5.06       1,749,558

                                            ----------   --------                ----------   --------                ----------

           Total deposits                    4,542,668    168,228      3.70       3,966,340    138,769      3.50       3,384,329

                                            ----------   --------                ----------   --------                ----------

         Cumulative trust preferred
           securities(5)                        11,139      1,047      9.40           7,667        728      9.50              --

         Total borrowings                    1,371,018     78,182      5.70       1,175,273     64,163      5.46         617,542

                                            ----------   --------                ----------   --------                ----------

       Total interest-bearing liabilities    5,924,825    247,457      4.18       5,149,280    203,660      3.96       4,001,871

                                                         --------      ----                   --------      ----

       Non-interest-bearing liabilities        103,738                               90,543                              112,854

                                            ----------                           ----------                           ----------

       Total liabilities                     6,028,563                            5,239,823                            4,114,725

       Total stockholders' equity              816,462                              817,294                              928,200

                                            ----------                           ----------                           ----------

       Total liabilities and stockholders'
         equity                             $6,845,025                           $6,057,117                           $5,042,925

                                            ==========                           ==========                           ==========


       Net interest-earning assets          $  429,617                           $  581,602                           $  826,739

                                            ==========                           ==========                           ==========

       Net interest income/interest rate
         spread                                          $223,245      3.23%                  $198,826      3.06%

                                                         ========      ====                   ========      ====

       Net interest margin                                             3.51%                                3.47%

                                                                       ====                                 ====

       Ratio of average interest-earning
         assets to average interest-
         bearing liabilities                                           1.07x                                1.11x

                                                                       ====                                 ====

                                     YEAR ENDED MARCH 31,
                                     ---------------------
                                             1999
                                     ---------------------
                                                 AVERAGE
       (DOLLARS IN THOUSANDS)        INTEREST   YIELD/COST
       ----------------------------  ---------------------
       Interest-earning assets:

         Loans receivable(1):

           Mortgage loans            $227,579      7.56%

           Commercial business loan     3,140      9.58

           Warehouse mortgage lines
              credit                       --        --

           Other loans(2)               7,004      8.10

                                     --------

         Total loans                  237,723      7.59

         Mortgage-related securitie    28,254      6.57

         Investment securities         46,216      5.58

         Other interest-earning ass    24,222      5.51

                                     --------

       Total interest-earning asset   336,415      6.97

                                     --------      ----

       Non-interest-earning assets


           Total assets



       Interest-bearing liabilities

         Deposits:

           Demand deposits(4)        $ 14,238      2.14

           Savings deposits            24,480      2.52

           Certificates of deposit     94,428      5.40

                                     --------

           Total deposits             133,146      3.93

                                     --------

         Cumulative trust preferred
           securities(5)                   --        --

         Total borrowings              34,075      5.52

                                     --------

       Total interest-bearing liabi   167,221      4.18

                                     --------      ----

       Non-interest-bearing liabili


       Total liabilities

       Total stockholders' equity


       Total liabilities and stockh
         equity



       Net interest-earning assets


       Net interest income/interest
         spread                      $169,194      2.79%

                                     ========      ====

       Net interest margin                         3.50%

                                                   ====

       Ratio of average interest-ea
         assets to average interest
         bearing liabilities                       1.21x

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income and expense attributable to changes in rate (changes in rate multiplied by prior volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                           FISCAL 2001 COMPARED TO            FISCAL 2000 COMPARED TO
                                                 FISCAL 2000                        FISCAL 1999
                                      ---------------------------------   --------------------------------
                                      INCREASE (DECREASE)                 INCREASE (DECREASE)
                                             DUE TO          TOTAL NET          DUE TO          TOTAL NET
                                      --------------------    INCREASE    -------------------    INCREASE
(IN THOUSANDS)                          RATE      VOLUME     (DECREASE)     RATE      VOLUME    (DECREASE)
----------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Mortgage loans                   $ 5,554    $ 47,475     $53,029     $ (7,484)  $ 70,471    $ 62,987
     Commercial business loans            482      16,023      16,505         (224)     8,269       8,045
     Warehouse mortgage lines of
       credit                             140       8,433       8,573           --        766         766
     Other loans(1)                       837       3,512       4,349          (70)     3,982       3,912
                                      -------    --------     -------     --------   --------    --------
  Total loans receivable                7,013      75,443      82,456       (7,778)    83,488      75,710
  Mortgage-related securities             459     (10,180)     (9,721)        (887)    31,347      30,460
  Investment securities                 2,354      (7,305)     (4,951)      (1,053)   (27,813)    (28,866)
  Other interest-earning assets         2,241      (1,809)        432       (1,532)    (9,701)    (11,233)
                                      -------    --------     -------     --------   --------    --------
Total net change in income on
  interest-earning assets              12,067      56,149      68,216      (11,250)    77,321      66,071
Interest-bearing liabilities:
  Deposits:
     Demand deposits                      380       3,718       4,098       (3,002)     5,164       2,162
     Savings deposits                    (873)      2,455       1,582       (3,386)     2,418        (968)
     Certificates of deposit           10,350      13,429      23,779       (6,163)    10,592       4,429
                                      -------    --------     -------     --------   --------    --------
  Total deposits                        9,857      19,602      29,459      (12,551)    18,174       5,623
  Trust preferred securities               (7)        326         319           --        728         728
  Borrowings                            2,927      11,092      14,019         (375)    30,463      30,088
                                      -------    --------     -------     --------   --------    --------
Total net change in expense on
  interest-bearing liabilities         12,777      31,020      43,797      (12,926)    49,365      36,439
                                      -------    --------     -------     --------   --------    --------
Net change in net interest income     $  (710)   $ 25,129     $24,419     $  1,676   $ 27,956    $ 29,632
                                      =======    ========     =======     ========   ========    ========

---------------
(1) Includes home equity loans and lines of credit, student loans, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

     GENERAL. For the year ended March 31, 2001, the Company reported a 22.2% increase in diluted earnings per share to $1.10 compared to $0.90 for the year ended March 31, 2000. Net income for fiscal 2001 increased 16.5% to $62.0 million compared to $53.2 million for fiscal 2000.

     Cash earnings for fiscal 2001 increased 21.3% to $89.1 million, compared to $73.4 million for the prior fiscal year. Cash earnings per diluted share increased 27.4% to $1.58 for fiscal 2001 compared to $1.24 for fiscal 2000. Cash earnings include net income adjusted for the amortization of goodwill and other intangibles and certain charges related to the Company's stock-related benefit plans net of tax. The Company believes the reporting of cash earnings along with GAAP earnings provides another measure of the Company's operating performance.

     NET INTEREST INCOME. Net interest income increased by $24.4 million or 12.3% to $223.2 million for the fiscal year ended March 31, 2001 as compared to $198.8 million for fiscal 2000. The increase was due to a $68.2 million increase in interest income, partially offset by a $43.8 million increase in interest expense. The growth in net

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

interest income primarily reflected the $623.6 million increase in average interest-earning assets resulting from the assets acquired in connection with the July 1999 acquisition of Broad and the January 2000 acquisition of Statewide and, to a lesser extent, the growth of the commercial mortgage and business loan portfolios. Net interest income in the current year was also lower due to the BOLI investment. Changes in the cash surrender value of the BOLI are recognized in other non-interest income.

     For the year ended March 31, 2001, the Company's net interest margin increased to 3.51% from 3.47% for the comparative fiscal period. The increase in net interest margin for the 2001 period was attributable to the addition of Broad's higher yielding commercial loan portfolio and the associated lower cost commercial deposit base, partially offset by interest rate compression experienced during the period. Since the completion of the Broad and Statewide acquisitions, the Company has continued to concentrate on expanding its higher yielding commercial mortgage and business loan portfolios rather than investing in securities. The margin also reflected the Company's use of $113.9 million of its earning assets to fund its open market stock repurchase programs (pursuant to which 8.2 million shares were repurchased in fiscal 2001).

     The Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) increased to 3.23% for the year ended March 31, 2001 compared to 3.06% for the year ended March 31, 2000. The net interest rate spread increased by 17 basis points reflecting the shift in the asset/liability composition to higher yielding assets, principally commercial business loans and mortgage warehouse lines of credit, and the lower cost of liabilities, resulting in part from the assets and deposits obtained in the acquisitions of Broad and Statewide.

     Interest income increased by $68.2 million, or 16.9%, to $470.7 million for the fiscal year ended March 31, 2001 compared to fiscal 2000. This increase is primarily due to the $623.6 million increase in the average balance of the Company's interest-earning assets, combined with a 39 basis point increase in the weighted average yield, from 7.02% for fiscal 2000 to 7.41% for fiscal 2001.

     Interest income on loans increased $82.5 million due to a $936.2 million increase in the average balance of loans as well as a 25 basis point increase in the yield earned on loans from 7.40% for the fiscal 2000 period to 7.65% for the fiscal 2001 period. The increase in average balance is due to $2.87 billion of loan originations for portfolio retention in fiscal 2001 partially offset by loan repayments of $2.26 billion. The increase in yield was primarily due to the increased investment in higher yielding commercial mortgage and business loans.

     Income on investment securities decreased $5.0 million for the fiscal year ended March 31, 2001 due to a $120.9 million decrease in the average balance of investment securities, partially offset by an increase in the yield earned on such securities from 5.45% for fiscal 2000 to 6.27% for fiscal 2001.

     Interest income on mortgage-related securities decreased $9.7 million during fiscal 2001 compared to fiscal 2000 as a result of a $159.0 million decrease in the average balance of these securities. This decrease was partially offset by a six basis point increase in the yield earned to 6.42% for fiscal 2001 from 6.36% for fiscal 2000, reflecting the increase in market rates of interest experienced during the first three quarters of the fiscal year. Income on investment and mortgage-related securities decreased during fiscal 2001 as a result of the BOLI investment as well as the Company's emphasis on investing in higher yielding commercial loan products instead of securities.

     Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) increased $0.4 million in fiscal 2001 compared to fiscal 2000. This increase primarily reflects the $1.4 million increase in dividends on FHLB stock partially offset by $1.0 million decline in interest on federal funds, overnight deposits and other short-term investments.

     Interest expense increased $43.8 million or 21.5% to $247.5 million for the year ended March 31, 2001 compared to $203.7 million for the year ended March 31, 2000. The increased FHLB borrowings resulted in additional interest expense of $14.0 million. Interest paid on deposits increased by $29.5 million for the year ended March 31, 2001 due to the $576.3 million increase in the average balance of deposits, primarily as a result of the acquisitions of Broad and Statewide, and a 20 basis point increase in the average rate paid on deposits to 3.70% for fiscal 2001 compared to 3.50% for fiscal 2000. Interest expense on Trust Preferred Securities was $1.0 million and $0.7 million for fiscal 2001 and 2000, respectively. The Trust Preferred Securities were assumed as part of the Broad acquisition effective the close of business on July 31, 1999.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased by $8.4 million, or 85.8%, from $9.8 million for the fiscal year ended March 31, 2000,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


to $1.4 million for the fiscal year ended March 31, 2001. The decrease in the provision primarily reflected management's assessment of the loss inherent in the Company's portfolio. Non-performing assets as a percentage of total assets increased to 51 basis points at March 31, 2001, compared to 40 basis points at March 31, 2000. Non-performing assets increased 34.8% to $35.6 million at March 31, 2001, compared to $26.4 million at March 31, 2000. The increase of $9.2 million was primarily due to an increase of $6.2 million on loans that are contractually past due as to maturity, although current as to monthly principal and interest payments and $4.0 million increase in non-accrual loans, primarily commercial business loans. Included in the $35.6 million of non-accrual loans at March 31, 2001 were $17.8 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At March 31, 2001 and March 31, 2000, the allowance for loan losses as a percentage of total non-performing loans was 202.8% and 266.7%, respectively.

     NON-INTEREST INCOME. Increasing non-interest income has been an on-going strategic objective. As a result of the implementation of a variety of initiatives, the Company experienced a $21.4 million, or 126.6%, increase in non-interest income to $38.3 million for the year ended March 31, 2001, compared to $16.9 million for the year ended March 31, 2000.

     During fiscal 2001, the Company recognized net gains of $3.4 million primarily from the sale of the $35.7 million student loan portfolio and securities sales of $72.1 million, the proceeds of which funded the $100 million BOLI program.

     Income from mortgage-banking activities for fiscal 2001 reflects $3.6 million in gains and $1.3 million of origination fees related to the sale of multi-family residential loans in the secondary market. During fiscal 2001, the Company implemented a new program of originating multi-family residential loans specifically for sale in the secondary market with servicing retained by the Bank. During fiscal 2001, the Company sold $509.9 million (of which $249.9 million was originated for sale) of such loans, recognizing a loan servicing asset of $2.0 million at March 31, 2001. The Company intends to continue emphasizing this program as a means of increasing non-interest income.

     Service fees increased 76.4% to $24.0 million for the year ended March 31, 2001 compared to fiscal 2000. These increases were due to increased banking and service fees from the core and expanded branch network resulting from the acquisitions of Broad and Statewide.

     Other non-interest income, consisting primarily of income from the BOLI program and mortgage prepayment fees, increased by $1.0 million to $6.0 million for the year ended March 31, 2001, compared to $5.0 million for the prior fiscal year. The Company recorded approximately $2.7 million in income related to the BOLI program for the year ended March 31, 2001. Prior to the investment in the BOLI program, the $100 million premium was initially invested in investment securities, income from which was recognized in interest income. Non-interest income was adversely effected by a decline in the level of mortgage prepayments during fiscal 2001 as general market rates of interest increased during the majority of the fiscal year, resulting in reduced mortgage refinancing and lower mortgage prepayment fees of $2.1 million.

     NON-INTEREST EXPENSE. Non-interest expense increased $32.9 million or 27.5% to $152.8 million for the fiscal year ended March 31, 2001, from $119.9 million for fiscal 2000. This increase primarily reflects increases of $11.2 million in compensation and employee benefit expense, $5.7 million in occupancy costs, $1.4 million in advertising costs, $1.0 million in data processing fees, $6.6 million in amortization of intangibles and $7.4 million in other non-interest expense.

     Total salaries and benefits increased by $11.2 million in fiscal 2001 to $62.9 million. The increase was due to increased compensation of $10.3 million, increased stock-related benefit plan costs of $1.1 million and increased medical insurance and post-retirement health care costs of $2.2 million resulting from staff additions due to the Statewide and Broad acquisitions. Included in the increased compensation was a $0.7 million adjustment to the value of deferred compensation investments. This increase was partially offset by a $3.3 million reduction in pension expense, resulting from the pension plan amendments adopted in the second quarter of fiscal 2001. The amendments are expected to result in a projected annual savings of approximately $3.5 million.

     Occupancy costs increased by $5.7 million to $22.3 million in fiscal 2001, primarily reflecting the expansion of operations resulting from the acquisitions of Broad and Statewide. The Company anticipates higher annual operating costs as a result of the increased number of branch facilities resulting from the three de novo branches opened during fiscal 2001. In addition, the Company currently expects to open three new branches in fiscal 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Data processing fees increased by $1.0 million or 12.8%, to $8.4 million during the fiscal year ended March 31, 2001 as compared to $7.5 million during the fiscal year ended March 31, 2000. The increase was a result of additional costs associated with the expanded operations resulting from the Broad and Statewide acquisitions, costs associated with the new customer Call Center, partially offset by the lack of any Year 2000 transition costs.

     The Company's advertising expenses amounted to $6.1 million and $4.7 million for the fiscal years ended March 31, 2001 and 2000, respectively. The increase reflects the Company's continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs.

     FDIC deposit insurance premiums decreased $0.2 million for the fiscal year ended March 31, 2001 compared to fiscal 2000. As a result of past acquisitions, the Company is deemed to have SAIF-insured deposits. The level of deposit insurance expense was higher than that of an insured institution with a comparable amount of BIF-only insured deposits due to the significant amount of the Company's deposits deemed to be SAIF-insured. The deposits deemed SAIF insured were assessed at a rate of 6.4 basis points compared to 1.3 basis points for the BIF-insured deposits. Beginning January 1, 2000, all FDIC-insured institutions are assessed the same rate for their BIF and SAIF assessable deposits to fund the Financing Corporation.

     Amortization of intangibles increased $6.6 million, or 45.2%, to $21.2 million for fiscal 2001, compared to $14.6 million for fiscal 2000. The increase reflected a full year effect in fiscal 2001 of the amortization of the goodwill incurred in the Broad and Statewide acquisitions compared to amortization of eight months for Broad and three months for Statewide in fiscal 2000.

     Other non-interest expense includes items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees. Other non-interest expense increased $7.4 million, or 31.2%, to $31.0 million for the fiscal year ended March 31, 2001, compared to $23.6 million for fiscal 2000, primarily due to additional expenses associated with the expansion of operations resulting from the acquisitions of Broad and Statewide as well as costs associated with the internal growth of the Company's infrastructure, including three new branch facilities, a new customer Call Center and expanded lending activities.

     INCOME TAXES. Income tax expense increased $12.5 million to $45.3 million for the year ended March 31, 2001 compared to $32.8 million in fiscal 2000. This increase was primarily due to a $21.3 million increase in pre-tax income to $107.4 million for fiscal 2001 compared to $86.0 million in fiscal 2000. In addition, the Company's effective tax rate for the year ended March 31, 2001 was 42.2%, compared to 38.1% for the year ended March 31, 2000. The increase in the effective tax rate during fiscal 2001 compared to fiscal 2000 was attributable to the increase in the amortization of intangibles, which is non-deductible for tax purposes.

     Net deferred tax assets decreased by $18.9 million to $69.0 million at March 31, 2001, compared to $87.9 million at March 31, 2000. The decrease was primarily the result of a $24.4 million reduction in the deferred tax asset related to securities available-for-sale as a result of a decrease in the aggregate unrealized loss on such securities. During fiscal 2001 the Company recorded a $17.2 million adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998. A $12.5 million valuation allowance was established due to the expectation that the deferred tax asset may not be fully utilized. See Note 14 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     CASH EARNINGS. Tangible stockholders' equity (stockholders' equity less intangibles) totaled $614.2 million at March 31, 2001 compared to $613.8 million at March 31, 2000.

     Although reported earnings and return on equity are traditional measures of a company's performance, the Company believes that the change in tangible equity, or "cash earnings," is also a significant measure of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the amortization for the allocation of shares held by the ESOP and the 1998 Recognition and Retention Plan ("Recognition Plan") and related tax benefit, as well as the amortization of goodwill and other intangibles. In the case of tangible equity, these items have either been previously charged to equity, as in the case of ESOP and Recognition Plan charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and amortization of goodwill and other intangibles, for which the related intangible asset has already been deducted in the calculation of tangible equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     The Company believes that cash earnings and cash returns on average equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth.

     The following table reflects the Company's cash earnings for the periods indicated as follows:

                                 YEAR ENDED
                                 MARCH 31,
(DOLLARS IN THOUSANDS,       ------------------
EXCEPT PER SHARE DATA)        2001       2000
-----------------------------------------------
Net income                   $62,036    $53,246
Additional contributions to
  stockholders' equity:
  Amortization of goodwill
     and other intangibles    21,224     14,613
  Amortization and
     appreciation of stock-
     related benefit plans,
     net of tax                5,840      5,572
                             -------    -------
Cash earnings                $89,100    $73,431
                             =======    =======
Diluted cash earnings per
  share                      $  1.58    $  1.24
                             =======    =======
Cash return on average
  equity                       10.91%      8.98%
Cash efficiency ratio          47.06%     44.27%

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL
YEARS ENDED MARCH 31, 2000 AND 1999

     GENERAL. For the year ended March 31, 2000, the Company reported a 36.4% increase in diluted earnings per share to $0.90, compared to $0.66 for the year ended March 31, 1999. Net income for fiscal 2000 increased 17.9% to $53.2 million, compared to $45.2 million for fiscal 1999.

     Cash earnings for fiscal 2000 increased 25.6% to $73.4 million, compared to $58.5 million for the prior fiscal year. Cash earnings per diluted share increased 44.2% to $1.24 for fiscal 2000 compared to $0.86 for fiscal 1999. Cash earnings include net income adjusted for the amortization of goodwill and other intangibles and certain charges related to the Company's stock related benefit plans net of tax. The Company believes the reporting of cash earnings along with GAAP earnings provides another measure of the Company's operating performance.

     NET INTEREST INCOME. Net interest income increased by $29.6 million or 17.5% to $198.8 million for the fiscal year ended March 31, 2000 as compared to $169.2 million for fiscal 1999. The increase was due to a $66.1 million increase in interest income, offset by a $36.5 million increase in interest expense. The growth in net interest income primarily reflects the $902.3 million increase in average interest-earning assets, which is primarily attributable to the implementation of the Company's leveraging strategy in the third quarter of fiscal 1999 and, to a lesser extent, the assets acquired in connection with the July 31, 1999 acquisition of Broad and the January 7, 2000 acquisition of Statewide. Such growth was partially offset by a lower interest rate environment resulting from the flattening of the yield curve during fiscal 2000 as well as interest rate compression associated with the continued leveraging of the balance sheet. The Company initiated in fiscal 1999 a leverage strategy which utilized FHLB borrowings as its primary funding source.

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

     The Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) increased to 3.06% in fiscal 2000, compared to 2.79% for the year ended March 31, 1999. Due to the general flattening of the yield curve, the Company experienced a general decline in essentially all of its interest-earning asset and interest-bearing liability portfolios. However, the net interest rate spread increased by 27 basis points reflecting a shift in the mix to higher yielding assets and lower costing liabilities, resulting partially from the acquisitions of Broad and Statewide as well as the Company's leverage program.

     Interest income increased by $66.1 million, or 19.6%, to $402.5 million for the fiscal year ended March 31, 2000,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

as compared to the same period in fiscal 1999. This increase is primarily due to the $902.3 million increase in the average balance of the Company's interest-earning assets, combined with a 5 basis point increase in the weighted average yield earned thereon, from 6.97% for fiscal 1999 to 7.02% for fiscal 2000.

     Interest income on loans increased $75.7 million due to a $1.11 billion increase in the average balance of loans, partially offset by a 19 basis point decline in the yield earned on loans from 7.59% for the fiscal 1999 period to 7.40% for the fiscal 2000 period. The increase in average balance is due to the combined effects of $1.52 billion of loan originations in fiscal 2000 and $761.7 million of loans acquired in connection with the acquisitions of Broad and Statewide. The decline in yield is due to the effects of loan originations at lower interest rates existing throughout much of fiscal 2000, together with downward repricing with respect to the Company's adjustable-rate loans repricing during fiscal 2000, reflecting declines in market rates of interest experienced during the first three quarters of the fiscal year. Income on investment securities decreased $28.9 million for the fiscal year ended March 31, 2000, due to a $509.7 million decrease in the average balance of investment securities, along with a decline in the yield earned from 5.58% for fiscal 1999 to 5.45% for fiscal 2000. Interest income on mortgage-related securities increased $30.5 million during fiscal 2000 compared to fiscal 1999 as a result of a $492.5 million increase in the average balance of these securities. This increase was partially offset by a 21 basis point decline in the yield earned to 6.36% for fiscal 2000 from 6.57% for fiscal 1999, reflecting the general decline in market rates of interest experienced during the first three quarters of the fiscal year. In conjunction with its leveraging strategy, the Company reallocated its assets from investment securities to higher yielding mortgage-related securities. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $11.2 million in fiscal 2000 compared to fiscal 1999. This decrease primarily reflects the $10.6 million decline in interest income earned from securities lending activities during fiscal 1999 accompanied by a $3.0 million decrease in interest on federal funds and overnight deposits. These decreases were partially offset by a $2.2 million increase in dividends on FHLB stock.

     Interest expense increased $36.5 million or 21.8% to $203.7 million for the year ended March 31, 2000, as compared to $167.2 million for the year ended March 31, 1999. The increased FHLB borrowings associated with the implementation of the Company's leveraging strategy resulted in additional interest expense of $40.4 million, which was partially offset by a $10.4 million decrease in interest paid on borrowings related to securities lending activities. Interest paid on deposits increased by $5.6 million for the year ended March 31, 2000, due to the $582.0 million increase in the average balance of deposits, primarily as a result of the acquisitions of Broad and Statewide. This increase was partially offset by a 43 basis point decline in the average rate paid on deposits to 3.50% for fiscal 2000 compared to 3.93% for fiscal 1999, reflecting the acquisition of Broad's lower cost commercial deposit base combined with decreases in market rates of interest experienced during the first three quarters of the fiscal year. Interest expense on Trust Preferred Securities was $0.7 million for fiscal 2000. The Trust Preferred Securities were assumed as part of the Broad acquisition effective the close of business on July 31, 1999.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased by $0.9 million or 8.2%, from $10.7 million for the fiscal year ended March 31, 1999 to $9.8 million for the fiscal year ended March 31, 2000. The decrease in the provision primarily reflected the quality of the Company's assets, with non-performing assets as a percentage of total assets declining to 40 basis points at March 31, 2000, compared to 71 basis points at March 31, 1999. Non-performing assets decreased 32.9% to $26.4 million at March 31, 2000, compared to $39.4 million at March 31, 1999. The decrease of $13.0 million was primarily due to satisfactions totaling $19.3 million on loans that were previously contractually past due as to maturity, although current as to monthly principal and interest payments. The decrease was partially offset by a $5.1 million increase in non-accrual loans, primarily commercial business loans. At March 31, 2000 and March 31, 1999, the allowance for loan losses as a percentage of total non-performing loans was 266.7% and 119.7%, respectively.

     NON-INTEREST INCOME. Non-interest income increased by $5.6 million from $11.3 million for the fiscal year ended March 31, 1999 to $16.9 million for fiscal 2000. The increase reflected an $8.4 million increase in service fee income, a $1.7 million net loss on the sale of loans and securities during fiscal 2000 as compared to a $390,000 gain incurred on such sales during fiscal 1999 and a $0.7 million decrease in other non-interest income.

     The $8.4 million increase in service fee income was primarily the result of fee income generated by the Broad National and Statewide Bank branch network, increased

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


fees on sales of annuities and mutual funds and an increase in banking service and ATM fees. Other non-interest income decreased $0.7 million, primarily as a result of the $0.9 million decrease resulting from the completion, in fiscal 1999, of the accretion of intangible assets resulting from the 1992 acquisition of another financial institution, as well as a $0.6 million decline in mortgage loan prepayment fees. These decreases were partially offset by $0.8 million income from the Company's investment in a mortgage brokerage company. The increase was partially offset by a $1.7 million net loss on the sale of approximately $993.8 million of securities, consisting mainly of collateralized mortgage obligation bonds and Dutch Auction Rate Preferred Stock securities, which were sold primarily to fund mortgage loan originations and the Company's open market stock repurchase programs.

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

     Total salaries and benefits increased by $11.5 million in fiscal 2000 to $51.7 million, primarily the result of $7.5 million in staff additions mainly related to the Broad and Statewide acquisitions, as well as normal salary increases. Such expenses also increased by $2.5 million during fiscal 2000 due to the full year impact of the implementation of the Company's Recognition Plan which was adopted at the end of the second quarter of fiscal 1999. The expense associated with the Recognition Plan is being recognized over the five year vesting period from date of grant.

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

     Amortization of intangibles increased $6.0 million, or 69.3% to $14.6 million for fiscal 2000, compared to $8.6 million for fiscal 1999. The increase is primarily due to goodwill recognized as a result of the Broad and Statewide acquisitions. Both acquisitions are being amortized over a fifteen-year period. The Company experienced an increase in amortization of intangibles during fiscal 2001 due to the full year impact of the amortization of goodwill relating to the Broad and Statewide acquisitions.

     Other non-interest expense includes items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees. Other non-interest expense increased $3.8 million, or 19.4%, to $23.6 million for the fiscal year ended March 31, 2000, compared to $19.8 million for fiscal 1999, primarily due to additional expenses associated with the expansion of operations resulting from the acquisitions of Broad and Statewide.

     INCOME TAXES. Income tax expense increased $6.4 million to $32.8 million for the year ended March 31, 2000 compared to $26.4 million in fiscal 1999. This increase is primarily due to a $14.4 million increase in pre-tax income to $86.0 million for fiscal 2000 compared to $71.6 million in fiscal 1999. In addition, the Company's effective

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

tax rate for the year ended March 31, 2000 was 38.1%, compared to 36.9% for the year ended March 31, 1999. The increase in the effective tax rate during fiscal 2000 compared to fiscal 1999 is attributable to the increase in the amortization of intangibles, which is non-deductible for tax purposes.

     As of March 31, 2000, net deferred tax assets were $87.9 million, compared to $48.5 million at March 31, 1999. No valuation allowance was deemed necessary with respect to such assets. See Note 14 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.
     CASH EARNINGS. Tangible stockholders' equity (stockholders' equity less intangibles) totaled $613.8 million at March 31, 2000, compared to $777.7 million at March 31, 1999. Tangible equity decreased due to a $173.7 million increase in intangible assets primarily related to the acquisitions of Broad and Statewide.

     Although reported earnings and return on equity are traditional measures of a company's performance, the Company believes that the change in tangible equity, or "cash earnings," is also a significant measure of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the amortization for the allocation of shares held by the ESOP and the Recognition Plan and related tax benefit, as well as the amortization of goodwill and other intangibles. In the case of tangible equity, these items have either been previously charged to equity, as in the case of ESOP and Recognition Plan charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and amortization of goodwill and other intangibles, for which the related intangible asset has already been deducted in the calculation of tangible equity.

     The Company believes that cash earnings and cash returns on average equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth.

     The following table reflects the Company's cash earnings for the periods indicated as follows:

                                 YEAR ENDED
                                 MARCH 31,
(DOLLARS IN THOUSANDS,       ------------------
EXCEPT PER SHARE DATA)        2000       1999
-----------------------------------------------
Net income                   $53,246    $45,175
Additional contributions to
  stockholders' equity:
  Amortization of goodwill
     and other intangibles    14,613      8,629
  Amortization and
     appreciation of stock-
     related benefit plans,
     net of tax                5,572      4,655
                             -------    -------
Cash earnings                $73,431    $58,459
                             =======    =======
Diluted cash earnings per
  share                      $  1.24    $  0.86
                             =======    =======
Cash return on average
  equity                        8.98%      6.30%
Cash efficiency ratio          44.27%     45.63%

ASSET AND LIABILITY MANAGEMENT

     GENERAL. The Company's asset and liability management strategy is established by the Asset/Liability Committee of the Company and reviewed and approved by the Company's Board of Directors periodically. The Asset/ Liability Committee meets weekly. Currently, the Company manages the imbalance between its interest-earning assets and interest-bearing liabilities within shorter maturities to ensure that such relationships are within acceptable ranges given the Company's business strategies and objectives and its analysis of market and economic conditions. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap" provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     DISCUSSION OF MARKET RISK. As a financial institution, the Company's primary component of market risk is interest rate volatility and the slope of the yield curve. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. All significant interest rate risk management procedures are performed at the Company level. Based upon the Company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company's various loan portfolios, concentrated primarily within the greater New York City metropolitan area (which includes parts of northern New Jersey), is subject to risks associated with the local economy. The Company does not own any trading assets.

     The Company's strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (five to ten years) balloon loans, (ii) selling most newly originated fixed-rate, single-family residential mortgage loans with original terms to maturity of more than 15 years, (iii) originating relatively short-term or adjustable-rate consumer and commercial business loans, including warehouse lines of credit (iv) investing in securities, primarily mortgage-related instruments with maturities or estimated average lives of less than five years, (v) promoting stable savings, demand and other transaction accounts, (vi) maintaining a strong capital position and (vii) maintaining a relatively high level of liquidity and/or borrowing capacity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The Company did not have any trading assets as of March 31, 2001. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential and home equity loans and mortgage-related securities. For deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates as due in one year or less at March 31, 2001.

                                                 PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN YEAR(S) ENDED MARCH 31,
                                  -----------------------------------------------------------------------------------------------
                                                                                                                       FAIR VALUE
   (DOLLARS IN THOUSANDS)            2002        2003       2004       2005        2006      THEREAFTER     TOTAL       3/31/01
   ------------------------------------------------------------------------------------------------------------------------------
   RATE SENSITIVE ASSETS:

   Fixed interest rate mortgage
     loans(1)                     $  127,908   $121,477   $125,804   $113,977   $2,175,420    $927,791    $3,592,377   $4,432,173

     Average interest rate              8.32%      8.33%      7.29%      7.24%        7.37%       6.67%

   Variable interest rate
     mortgage loans(1)            $  140,881   $114,989   $ 97,884   $ 34,491   $   30,567    $450,714    $  869,526   $  870,347

     Average interest rate              7.53%      7.55%      7.64%      7.45%        7.29%       7.29%

   Fixed interest rate
     commercial business loans    $   47,675   $ 42,234   $ 52,447   $ 50,070   $   31,235    $ 26,632    $  250,293   $  249,583

     Average interest rate              8.45%      8.66%      8.51%      8.78%        8.39%       6.73%

   Variable interest rate
     commercial business loans    $  144,791   $ 41,667   $     --   $     --   $       --    $     --    $  186,458   $  186,629

     Average interest rate              8.58%      8.66%        --%        --%          --%         --%

   Variable interest rate
     warehouse mortgage lines of
     credit                       $  206,707   $     --   $     --   $     --   $       --    $     --    $  206,707   $  206,707

     Average interest rate              9.14%        --%        --%        --%          --%         --%

   Fixed interest rate other
     loans                        $   32,121   $ 31,478   $ 24,418   $ 15,954   $   14,302    $ 32,917    $  151,190   $  151,190

     Average interest rate              9.35%      8.93%      9.06%      8.49%        8.49%       8.78%

   Fixed interest rate
     securities(2)                $  106,222   $ 81,650   $ 61,870   $ 61,406   $   64,424    $549,416    $  924,988   $  919,503

     Average interest rate              5.93%      5.98%      6.49%      6.46%        6.44%       6.33%

   Variable interest rate
     securities(2)                $      582   $    447   $    316   $     --   $       --    $  1,480    $    2,825   $    2,244

     Average interest rate              8.14%      8.05%      7.88%        --%          --%       7.81%

   Other interest-bearing assets  $  252,299   $     --   $     --   $     --   $       --    $     --    $  252,299   $  252,299

     Average interest rate              5.87%        --%        --%        --%          --%         --%

   RATE SENSITIVE LIABILITIES:

   Non interest-bearing checking  $  427,655   $     --   $     --   $     --   $       --    $     --    $  427,655   $  427,655

     Average interest rate                --%        --%        --%        --%          --%         --%

   Savings and interest-bearing
     checking                     $1,962,126   $     --   $     --   $     --   $       --    $     --    $1,962,126   $1,962,126

     Average interest rate              2.26%        --%        --%        --%          --%         --%

   Time deposits                  $2,041,054   $144,206   $ 39,191   $ 17,580   $   33,965    $    280    $2,276,276   $2,294,588

     Average interest rate              5.64%      5.69%      5.44%      5.45%        5.89%       6.16%

   Fixed interest rate
     borrowings                   $  148,593   $ 53,900   $515,500   $ 51,300   $       --    $540,000    $1,309,293   $1,326,177

     Average interest rate              5.64%      5.39%      5.50%      5.84%          --%       5.61%

     --------------------
     (1) Does not include $16.7 million of loans serviced by others.
     (2) Does not include $4.5 million of unamortized non-cash premium or discount on securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Management believes that the assumptions utilized by it to evaluate the exposure of the Company's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the cash flows of the Company's assets and liabilities in the above table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the cash flows are based.

     Although market risk disclosure is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios.

     NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, theoretically represents the market value of the Company's net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed-rate asset will decline whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. In a declining interest rate environment, the converse may be true.

     The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of March 31, 2001.

                                                                          NPV AS % OF PORTFOLIO
                                       NET PORTFOLIO VALUE                   VALUE OF ASSETS
                           --------------------------------------------   ---------------------
CHANGE (IN BASIS POINTS)                                         NPV %               CHANGE IN
   IN INTEREST RATES         AMOUNT            $ CHANGE          CHANGE    RATIO     NPV RATIO
-----------------------------------------------------------------------------------------------
                                        (Dollars in Thousands)
          +300             $  644,516         $(209,776)         (24.56)%  10.01%      (2.11)%

          +200                698,299          (155,993)         (18.26)   10.55       (1.57)

          +100                784,608           (69,684)         (8.16)    11.47       (0.65)

             0                854,292                --             --     12.12          --

          -100                928,677            74,385           8.71     12.79        0.67

          -200                992,904           138,612          16.23     13.35        1.23

          -300              1,180,652           326,360          38.20     15.29        3.17

     As of March 31, 2001, the Company's NPV was $854.3 million, or 12.12% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $698.3 million, or 10.55% of the market value of assets. The change in the NPV ratio or the Company's Sensitivity Measure was negative 1.57%.

     As of March 31, 2000, the Company's NPV was $774.3 million, or 12.00% of the market value of assets. Following a 200 basis point increase in interest rates, the Company's "post shock" NPV was $530.9 million, or 8.86% of the market value of assets. The change in the NPV ratio or the Company's Sensitivity Measure was negative 3.14%.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution which results in the imposition of certain regulatory restrictions. See Note 15 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for a discussion of the Bank's regulatory capital requirements and compliance therewith at March 31, 2001 and 2000.

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York only to a limited degree as a source of funds. However, due to the Company's increased focus on expanding its commercial mortgage and business loan portfolios, the Company has increased its FHLB borrowings to $1.31 billion at March 31, 2001, from $1.16 billion at March 31, 2000. The amount of such borrowings have ranged from $56.0 million at March 31, 1996 to $1.31 billion at March 31, 2001. See Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or Dutch Auction Rate Preferred Stock securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At March 31, 2001, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $200.9 million, consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve-months ended March 31, 2002. At March 31, 2001, outstanding commitments for other loans totaled $52.7 million, primarily comprised of home equity loans and lines of credit. In addition, at March 31, 2001, unused commercial business lines of credit and warehouse mortgage lines of credit outstanding were $209.8 million and $73.7 million, respectively. Certificates of deposit scheduled to mature in one year or less at March 31, 2001 totaled $2.04 billion or 89.7% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

     Following the completion of the Conversion, the Holding Company's principal business was that of its subsidiary, the Bank. The Holding Company invested 50% of the net proceeds from the Conversion in the Bank and initially invested the remaining proceeds in short-term securities and money market investments. The Bank can pay dividends to the Holding Company to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity.

     The Holding Company's liquidity is available to, among other things, fund acquisitions, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


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

     During fiscal 2000, the Bank requested (and received) approval of or non-objection to the distribution to the Holding Company of an aggregate of $285.0 million. Of this amount, $176.0 million and $95.0 million was distributed to the Company in fiscal 2000 and fiscal 2001, respectively. The distributions were primarily used by the Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Company's open market stock repurchase programs. In addition, during fiscal 2001, the Bank requested (and received) approval of the distribution to the Holding Company of an aggregate of $25.0 million, none of which had been distributed as of March 31, 2001.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." ("SFAS No. 137"). SFAS No. 137 defers the effective date of SFAS No. 133 from fiscal quarters of fiscal years beginning after June 15, 1999 to June 15, 2000. SFAS No. 133 does not require restatement of prior periods. The implementation of SFAS No. 133 did not have an impact on the Company's financial condition or results of operations.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 was adopted concurrently with SFAS No. 133.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") that replaces in its entirety SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company believes the implementation of SFAS No. 140 will not have a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

material effect on the Company's financial condition or results of operations.

     The FASB issued an exposure draft on February 14, 2001, "Business Combinations and Intangible Assets" (the "Statement"), which is a limited revision of an exposure draft on the same topic issued September 7, 1999. In the Statement, the FASB indicated that the amortization of goodwill created with respect to business combinations completed both before and after the effective date of any final pronouncement with respect to the Statement would be discontinued. Under the Statement, goodwill will instead be carried at its book value as of the effective date of adoption of the Statement by a Company (subject to the exceptions discussed below) and any future impairment of such value will be recognized as either a change in accounting principle (with respect to the first impairment test conducted within six months of adoption) or as a part of operating income. However, under the terms of the Statement, identified intangibles (such as core deposit premiums) would continue to be amortized. In addition, the Statement provides that business combinations will be accounted for using purchase accounting only. The final form of the Statement has not been issued but is expected to be released by mid-summer 2001.

     On May 16, 2001, the FASB announced the effective dates of the various provisions of the Statement. With respect to business combinations initiated after June 30, 2001, such transactions must use purchase accounting. With respect to business combinations initiated before such date but completed subsequent to June 30, 2001 and accounted for under the purchase method, any goodwill and identifiable intangibles must be accounted for in accordance with the Statement. The effective date of the Statement for all other goodwill and identifiable intangibles is for fiscal years beginning after December 15, 2001 provided, however, companies with fiscal years beginning after March 15, 2001 can elect to adopt the Statement early. However, adoption may only occur as of the commencement of a fiscal year and early adoption is not allowed if first quarter financial results have been issued prior to such early adoption. Companies will be required to perform the first impairment test of its goodwill (a comparison of the fair value of the goodwill to its carrying value) within six months of the effective date of adoption of the Statement. Thus, if the Company elects early adoption, it will be required to complete its first impairment test by September 30, 2001. The Company is currently analyzing the Statement and has not yet determined whether it will adopt the Statement effective April 1, 2001 or wait until April 1, 2002. Although, the Company has not made such decision, it believes that adoption of the Statement (as currently drafted) will result in an increase in its reported earnings per share, although the exact amount of such increased has not been determined.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management" in Item 7 hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS

INDEPENDENCE COMMUNITY BANK CORP.

     We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG, LLP
----------------------------
Ernst & Young, LLP
New York, New York
May 17, 2001

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     MARCH 31,
                                                              ------------------------
(IN THOUSANDS, EXCEPT SHARE DATA)                                2001          2000
--------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks -- interest-bearing                   $  144,576    $   59,585
Cash and due from banks -- non-interest-bearing                  107,786        74,585
Federal funds sold                                                25,400        17,997
                                                              ----------    ----------
     Total cash and cash equivalents                             277,762       152,167
Securities available-for-sale:
  Investment securities ($139,186 and $41,869 pledged to
     creditors, respectively)                                    201,198       212,768
  Mortgage-related securities ($529,714 and $397,687 pledged
     to creditors, respectively)                                 720,549       773,031
                                                              ----------    ----------
     Total securities available-for-sale                         921,747       985,799
Mortgage loans on real estate                                  4,467,984     4,455,845
Other loans                                                      793,457       494,675
                                                              ----------    ----------
     Total loans                                               5,261,441     4,950,520
     Less: allowance for possible loan losses                    (71,716)      (70,286)
                                                              ----------    ----------
     Total loans, net                                          5,189,725     4,880,234
Premises, furniture and equipment, net                            84,728        88,704
Accrued interest receivable                                       37,119        33,509
Intangible assets, net                                           198,994       220,979
Other assets                                                     300,792       242,758
                                                              ----------    ----------
     Total assets                                             $7,010,867    $6,604,150
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                      $4,666,057    $4,412,032
Borrowings                                                     1,309,293     1,162,738
Company-obligated mandatorily redeemable cumulative trust
  preferred securities of a subsidiary trust holding solely
  junior debentures of the Company                                11,067        11,500
Escrow and other deposits                                         72,152        73,516
Accrued expenses and other liabilities                           139,142       109,557
                                                              ----------    ----------
     Total liabilities                                         6,197,711     5,769,343
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
     authorized, 76,043,750 shares issued; 59,128,845 and
     67,254,439 shares outstanding at March 31, 2001 and
     March 31, 2000, respectively                                    760           760
  Additional paid-in-capital                                     723,418       718,953
  Treasury stock at cost: 16,914,905 and 8,789,311 shares at
     March 31, 2001 and March 31, 2000, respectively            (230,012)     (116,693)
  Unallocated common stock held by ESOP                          (82,805)      (87,749)
  Non-vested awards under Recognition and Retention Plan         (22,744)      (27,907)
  Retained earnings, substantially restricted                    425,016       380,358
  Accumulated other comprehensive loss:
     Net unrealized loss on securities available-for-sale,
      net of tax                                                    (477)      (32,915)
                                                              ----------    ----------
     Total stockholders' equity                                  813,156       834,807
                                                              ----------    ----------
     Total liabilities and stockholders' equity               $7,010,867    $6,604,150
                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEAR ENDED MARCH 31,
                                                              --------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        2001        2000        1999
----------------------------------------------------------------------------------------------
INTEREST INCOME:
  Mortgage loans on real estate                               $343,595    $290,566    $227,579
  Other loans                                                   52,294      22,867      10,144
  Investment securities                                         12,399      17,350      46,216
  Mortgage-related securities                                   48,993      58,714      28,254
  Other                                                         13,421      12,989      24,222
                                                              --------    --------    --------
     Total interest income                                     470,702     402,486     336,415
                                                              --------    --------    --------
INTEREST EXPENSE:
  Deposits                                                     168,228     138,769     133,146
  Borrowings                                                    78,182      64,163      34,075
  Trust preferred securities                                     1,047         728          --
                                                              --------    --------    --------
     Total interest expense                                    247,457     203,660     167,221
                                                              --------    --------    --------
       Net interest income                                     223,245     198,826     169,194
                                                              --------    --------    --------
Provision for loan losses                                        1,392       9,817      10,698
                                                              --------    --------    --------
     Net interest income after provision for loan losses       221,853     189,009     158,496
                                                              --------    --------    --------
NON-INTEREST INCOME:
  Net gain (loss) on sales of loans and securities               3,398      (1,716)        390
  Mortgage-banking activities                                    4,932          --          --
  Service fees                                                  24,025      13,621       5,212
  Other                                                          5,983       5,011       5,721
                                                              --------    --------    --------
     Total non-interest income                                  38,338      16,916      11,323
                                                              --------    --------    --------
NON-INTEREST EXPENSE:
  Compensation and employee benefits                            62,934      51,740      40,247
  Occupancy costs                                               22,332      16,672      13,507
  Data processing fees                                           8,419       7,464      10,271
  Advertising                                                    6,063       4,665       4,608
  FDIC insurance premiums                                          894       1,142       1,182
  Amortization of intangible assets                             21,224      14,613       8,629
  Other                                                         30,960      23,594      19,759
                                                              --------    --------    --------
     Total non-interest expense                                152,826     119,890      98,203
                                                              --------    --------    --------
Income before provision for income taxes                       107,365      86,035      71,616
Provision for income taxes                                      45,329      32,789      26,441
                                                              --------    --------    --------
Net income                                                    $ 62,036    $ 53,246    $ 45,175
                                                              ========    ========    ========
Basic earnings per share                                      $   1.11    $   0.90    $   0.67
                                                              ========    ========    ========
Diluted earnings per share                                    $   1.10    $   0.90    $   0.66
                                                              ========    ========    ========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                           ----------------------------------------------

                                                    ADDITIONAL               UNALLOCATED
                                           COMMON    PAID IN     TREASURY    COMMON STOCK
(IN THOUSANDS, EXCEPT SHARE DATA)          STOCK     CAPITAL       STOCK     HELD BY ESOP
-----------------------------------------------------------------------------------------
Balance -- March 31, 1998                   $760     $741,277    $      --     $(97,636)
Comprehensive income:
 Net income for the year ended March 31,
   1999                                       --           --           --           --
 Other comprehensive income, net of tax
   benefit of $2.0 million
   Changes in net unrealized losses on
     securities available-for-sale, net
     of tax                                   --           --           --           --
                                            ----     --------    ---------     --------
Comprehensive income                          --           --           --           --
Repurchase of common stock (8,169,874
 shares)                                      --           --     (125,993)          --
Dividends paid                                --           --           --           --
ESOP shares committed to be released          --         (669)          --        4,943
Other conversion related costs                --         (372)          --           --
Issuance of grants and purchase of shares
 under Recognition Plan (2,816,435
 shares)                                      --       (1,247)          --           --
Amortization of earned portion of
 Recognition Plan                             --          101           --           --
                                            ----     --------    ---------     --------
Balance -- March 31, 1999                    760      739,090     (125,993)     (92,693)
                                            ----     --------    ---------     --------
Comprehensive income:
 Net income for the year ended March 31,
   2000                                       --           --           --           --
 Other comprehensive income, net of tax
   benefit of $25.0 million
   Change in net unrealized gains on
     securities available-for-sale, net
     of tax                                   --           --           --           --
   Less: reclassification adjustment of
     net losses realized in net income,
     net of tax                               --           --           --           --
                                            ----     --------    ---------     --------
Comprehensive income                          --           --           --           --
Repurchase of common stock (10,022,867
 shares)                                      --           --     (126,386)          --
Treasury stock issued for Broad National
 Bancorporation acquisition (4,950,699
 shares)                                      --       (7,317)      73,378           --
Treasury stock issued for Statewide
 Financial Corp. acquisition (4,172,606
 shares)                                      --       (7,356)      58,040           --
Treasury stock issued for options
 exercised (280,125 shares)                   --       (3,595)       4,268           --
Dividends paid                                --           --           --           --
ESOP shares committed to be released          --       (1,496)          --        4,944
Amortization of earned portion of
 Recognition Plan                             --         (373)          --           --
                                            ----     --------    ---------     --------
Balance -- March 31, 2000                    760      718,953     (116,693)     (87,749)
                                            ----     --------    ---------     --------
Comprehensive income:
 Net income for the year ended March 31,
   2001                                       --           --           --           --
 Other comprehensive income, net of tax
   benefit of $0.7 million
   Change in net unrealized losses on
     securities available-for-sale, net
     of tax                                   --           --           --           --
   Less: reclassification adjustment of
     net losses realized in net income,
     net of tax                               --           --           --           --
                                            ----     --------    ---------     --------
Comprehensive income                          --           --           --           --
Valuation adjustment for deferred income
 tax benefit relating to Foundation           --        4,680           --           --
Repurchase of common stock (8,170,225
 shares)                                      --           --     (113,913)          --
Treasury stock issued for options
 exercised (44,631 shares)                    --         (397)         594           --
Dividends declared                            --           --           --           --
ESOP shares committed to be released          --         (928)          --        4,944
Issuance of grants under Recognition Plan
 (225,363 shares)                             --          930           --           --
Amortization of earned portion of
 Recognition Plan                             --          180           --           --
                                            ----     --------    ---------     --------
BALANCE -- MARCH 31, 2001                   $760     $723,418    $(230,012)    $(82,805)
                                            ====     ========    =========     ========

                                                  YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                           -------------------------------------------------------
                                               UNEARNED                   ACCUMULATED
                                             COMMON STOCK                    OTHER
                                               HELD BY        RETAINED   COMPREHENSIVE
(IN THOUSANDS, EXCEPT SHARE DATA)          RECOGNITION PLAN   EARNINGS   INCOME/(LOSS)     TOTAL
-----------------------------------------  -------------------------------------------------------
Balance -- March 31, 1998                      $     --       $298,876     $  5,847      $ 949,124
Comprehensive income:
 Net income for the year ended March 31,
   1999                                              --         45,175           --         45,175
 Other comprehensive income, net of tax
   benefit of $2.0 million
   Changes in net unrealized losses on
     securities available-for-sale, net
     of tax                                          --             --       (8,150)        (8,150)
                                               --------       --------     --------      ---------
Comprehensive income                                 --         45,175       (8,150)        37,025
Repurchase of common stock (8,169,874
 shares)                                             --             --           --       (125,993)
Dividends paid                                       --         (4,032)          --         (4,032)
ESOP shares committed to be released                 --             --           --          4,274
Other conversion related costs                       --             --           --           (372)
Issuance of grants and purchase of shares
 under Recognition Plan (2,816,435
 shares)                                        (36,920)            --           --        (38,167)
Amortization of earned portion of
 Recognition Plan                                 3,002             --           --          3,103
                                               --------       --------     --------      ---------
Balance -- March 31, 1999                       (33,918)       340,019       (2,303)       824,962
                                               --------       --------     --------      ---------
Comprehensive income:
 Net income for the year ended March 31,
   2000                                              --         53,246           --         53,246
 Other comprehensive income, net of tax
   benefit of $25.0 million
   Change in net unrealized gains on
     securities available-for-sale, net
     of tax                                          --             --      (25,858)       (25,858)
   Less: reclassification adjustment of
     net losses realized in net income,
     net of tax                                      --             --       (4,754)        (4,754)
                                               --------       --------     --------      ---------
Comprehensive income                                 --         53,246      (30,612)        22,634
Repurchase of common stock (10,022,867
 shares)                                             --             --           --       (126,386)
Treasury stock issued for Broad National
 Bancorporation acquisition (4,950,699
 shares)                                             --             --           --         66,061
Treasury stock issued for Statewide
 Financial Corp. acquisition (4,172,606
 shares)                                             --             --           --         50,684
Treasury stock issued for options
 exercised (280,125 shares)                          --             --           --            673
Dividends paid                                       --        (12,907)          --        (12,907)
ESOP shares committed to be released                 --             --           --          3,448
Amortization of earned portion of
 Recognition Plan                                 6,011             --           --          5,638
                                               --------       --------     --------      ---------
Balance -- March 31, 2000                       (27,907)       380,358      (32,915)       834,807
                                               --------       --------     --------      ---------
Comprehensive income:
 Net income for the year ended March 31,
   2001                                              --         62,036           --         62,036
 Other comprehensive income, net of tax
   benefit of $0.7 million
   Change in net unrealized losses on
     securities available-for-sale, net
     of tax                                          --             --       32,372         32,372
   Less: reclassification adjustment of
     net losses realized in net income,
     net of tax                                      --             --           66             66
                                               --------       --------     --------      ---------
Comprehensive income                                 --         62,036       32,438         94,474
Valuation adjustment for deferred income
 tax benefit relating to Foundation                  --             --           --          4,680
Repurchase of common stock (8,170,225
 shares)                                             --             --           --       (113,913)
Treasury stock issued for options
 exercised (44,631 shares)                           --             --           --            197
Dividends declared                                   --        (17,378)          --        (17,378)
ESOP shares committed to be released                 --             --           --          4,016
Issuance of grants under Recognition Plan
 (225,363 shares)                                  (930)            --           --             --
Amortization of earned portion of
 Recognition Plan                                 6,093             --           --          6,273
                                               --------       --------     --------      ---------
BALANCE -- MARCH 31, 2001                      $(22,744)      $425,016     $   (477)     $ 813,156
                                               ========       ========     ========      =========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED MARCH 31,
                                                              -----------------------------------------
                                                              -----------------------------------------
(IN THOUSANDS)                                                   2001           2000           1999
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    62,036    $    53,246    $    45,175
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses                                           1,392          9,817         10,698
Net (gain) loss on sale of loans and securities                    (3,398)         1,716           (390)
Amortization of deferred income and premiums                       (6,081)        (2,522)        (5,298)
Amortization of intangibles                                        21,224         14,613          8,629
Amortization of unearned compensation of ESOP and
  Recognition Plan                                                 10,106          9,002          7,377
Depreciation and amortization                                      12,040          9,964          7,271
Deferred income tax benefit                                        (1,040)        (7,153)        (4,446)
(Increase) decrease in accrued interest receivable                 (3,610)         3,981         (6,018)
(Increase) decrease in accounts receivable-securities
  transactions                                                     (1,753)           531         13,023
Decrease (increase) in other accounts receivable                   35,742        (34,328)        (3,201)
Increase (decrease) in accrued expenses and other
  liabilities                                                      29,586          7,333        (31,078)
Other, net                                                           (984)        22,780         19,016
                                                              -----------    -----------    -----------
Net cash provided by operating activities                         155,260         88,980         60,758
                                                              -----------    -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
Loan originations and purchases                                (1,297,258)    (1,328,786)    (1,279,041)
Principal payments on loans                                       595,361        641,310        512,868
Proceeds from sale of loans                                       548,657          2,552         39,966
Advances on warehouse mortgage lines of credit                 (1,821,622)      (194,994)            --
Repayments on warehouse mortgage lines of credit                1,663,090        188,350             --
Proceeds from sale of securities available-for-sale                73,780        992,024        456,359
Proceeds from maturities of securities available-for-sale           9,832        142,946      1,027,983
Principal collected on securities available-for-sale              118,975        167,677        297,715
Purchases of securities available-for-sale                        (80,639)      (458,196)    (1,950,177)
Purchase of Bank Owned Life Insurance                            (100,000)            --             --
Purchase of Federal Home Loan Bank stock                               --        (35,738)       (30,480)
Cash consideration paid to acquire Broad                               --        (66,061)            --
Cash consideration paid to acquire Statewide                           --        (51,173)            --
Cash and cash equivalents acquired in Broad acquisition                --        196,653             --
Cash and cash equivalents acquired in Statewide acquisition            --         17,492             --
Proceeds from sale of other real estate                               535            440             76
Net additions to premises, furniture and equipment                 (8,065)       (12,419)       (14,423)
                                                              -----------    -----------    -----------
Net cash (used in) provided by investing activities              (297,354)       202,077       (939,154)
                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits             78,924         57,260        (44,713)
Net increase (decrease) in time deposits                          175,101       (121,068)        98,277
Net increase (decrease) in borrowings                             146,555       (225,594)       400,523
Net (decrease) increase in escrow and other deposits               (1,364)         9,150         15,135
Decrease in cumulative trust preferred securities                    (433)            --             --
Purchase of shares for Recognition Plan                                --             --        (38,167)
Proceeds on exercise of stock options                                 197            770             --
Repurchase of common stock                                       (113,913)      (126,386)      (125,993)
Dividends paid                                                    (17,378)       (12,907)        (4,032)
                                                              -----------    -----------    -----------
Net cash provided by (used in) financing activities               267,689       (418,775)       301,030
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents              125,595       (127,718)      (577,366)
Cash and cash equivalents at beginning of period                  152,167        279,885        857,251
                                                              -----------    -----------    -----------
Cash and cash equivalents at end of period                    $   277,762    $   152,167    $   279,885
                                                              ===========    ===========    ===========
Income taxes paid                                             $    34,675    $    27,690    $    28,917
                                                              ===========    ===========    ===========
Interest paid                                                 $   246,227    $   200,443    $   161,790
                                                              ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001, 2000 AND 1999

1. ORGANIZATION/FORM OF OWNERSHIP

     Independence Community Bank, formerly known as Independence Savings Bank, was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a newly formed Mutual Holding Company.

     On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled.

     As part of the conversion and reorganization, the Company was incorporated under Delaware law in June 1997. The Company is regulated by the OTS as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan ("ESOP") which purchased 5,632,870 shares of the Company's common stock in the open market subsequent to completion of the initial public offering.

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

     Additionally, the Bank established, in accordance with the requirements of the New York State Banking Department, a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank's total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the reorganization and conversion of the Bank and the Mutual Holding Company. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders have reduced their qualifying deposits as of each March 31st. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or a supplemental eligible account holder's will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

     In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

     The Bank provides financial services primarily to individuals and small businesses within the New York City metropolitan area. The Bank is subject to regulation by the FDIC and New York State Banking Department.

2. ACQUISITIONS

     The Company completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National"), with and into the Bank, all effective as of the close of business on July 31, 1999.

INDEPENDENCE COMMUNITY BANK CORP.

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

     Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,172,606 shares of Company common stock and approximately $51.2 million based upon 4,051,277 shares of Statewide common stock deemed outstanding under the terms of the Statewide Agreement as of the completion of the merger. As a result of completed election procedures and in accordance with the terms of the formula set forth in the Statewide Agreement, each Statewide stockholder who submitted a valid election for stock consideration received 2.0700 shares of Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and each Statewide stockholder who submitted a valid election for cash consideration received $25.14 per share of Statewide common stock. To the extent that any Statewide stockholders elected to receive some combination of stock and cash consideration in exchange for their shares of Statewide common stock, such individuals received the entire portion of their stock election in the form of
2.0700 shares of Company common stock for each share of Statewide common stock, plus cash in lieu of any fractional shares, and the cash portion of their election at the rate of $25.14 per share of Statewide common stock. The remaining shares of Statewide common stock for which valid elections were not submitted were converted into the right to receive, on a pro rata basis, $25.14 in cash for approximately 53% of the shares not tendered and 2.0700 shares of Company common stock for each remaining share of Statewide common stock, plus cash in lieu of any fractional shares.

     As a result of the Statewide acquisition, the Company acquired $745.2 million of assets and assumed $443.7 million of deposits. The acquisition was accounted for as a purchase, resulting in goodwill of approximately $88.6 million, which is being amortized on a straight-line basis over 15 years.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of the Company and its subsidiaries. These policies conform to generally accepted accounting principles.

INDEPENDENCE COMMUNITY BANK CORP.

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

LOANS

     Loans are stated at unpaid principal balances, net of deferred loan fees. Interest income on loans is recognized as earned. Accrual of interest income is discontinued and uncollected interest is reversed for loans on which a default on interest has existed for a period in excess of 90 days, or for loans which management believes, after giving consideration to economic and business conditions and collection efforts, the collection of interest is doubtful.

     In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") and the amendment thereof, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," the Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The Company identifies and measures impaired loans in conjunction with its assessment of the adequacy of the allowance for loan losses. Specific factors used in the identification of impaired loans include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage.

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

INDEPENDENCE COMMUNITY BANK CORP.

susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in the Company's loan portfolios.

LOAN SERVICING ASSETS

     The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

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

INTANGIBLE ASSETS

     Intangible assets represents the excess of cost over fair value of net assets acquired, which consists of goodwill and other intangibles. Goodwill arising from the fiscal 2000 acquisitions of Broad and Statewide is being amortized using the straight-line method over 15 years. The goodwill associated with the acquisitions of a bank and branches in prior years is being amortized using the straight-line method over 14 years and 7 years, respectively.

BANK OWNED LIFE INSURANCE

     The Bank invested in Bank Owned Life Insurance ("BOLI") policies to fund certain future employee benefit costs. The BOLI investment totaled approximately $100.0 million and is recorded in other assets at its cash surrender value. Changes in the cash surrender value are recorded in other non-interest income.

INCOME TAXES

     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. A valuation allowance is provided for deferred tax assets where realization is not considered "more likely than not."

INDEPENDENCE COMMUNITY BANK CORP.

EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding are as follows:

                                                 FOR THE YEAR ENDED MARCH 31,
                                             ------------------------------------
                                                2001         2000         1999
---------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                        55,880,273   59,203,079   67,708,509
Diluted                                      56,326,245   59,203,079   68,000,595

EMPLOYEE BENEFITS

     Compensation expense related to the ESOP is recognized in an amount equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released. The difference between the average fair value and the $17.55 weighted average per share cost of shares committed to be released by the ESOP is recorded as an adjustment to additional paid-in capital.

     For stock options, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. To date, no compensation expense has been recorded for stock options, since, for all granted options, the market price on date of grant equaled the amount employees or directors must pay to acquire stock.

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

SEGMENT REPORTING

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It also requires geographic information by country, as opposed to broader geographic regions as permitted under prior standards. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers in its market area. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.

INDEPENDENCE COMMUNITY BANK CORP.

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

4. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                                                         MARCH 31, 2001
                                                       --------------------------------------------------
                                                                      GROSS         GROSS       ESTIMATED
                                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
(IN THOUSANDS)                                           COST         GAINS         LOSSES        VALUE
---------------------------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
     U.S. government and agencies                      $145,837       $  814       $(6,499)     $140,152
     Municipals                                           2,772           66            (1)        2,837
                                                       --------       ------       -------      --------
  Total debt securities                                 148,609          880        (6,500)      142,989
                                                       --------       ------       -------      --------
  Equity securities:
     Preferred                                           56,365            7           (55)       56,317
     Common                                                 953          939            --         1,892
                                                       --------       ------       -------      --------
  Total equity securities                                57,318          946           (55)       58,209
                                                       --------       ------       -------      --------
Total investment securities                             205,927        1,826        (6,555)      201,198
                                                       --------       ------       -------      --------
Mortgage-related securities:
  FNMA Pass Through Certificates                         21,182          112          (183)       21,111
  GNMA Pass Through Certificates                         26,711          900           (23)       27,588
  FHLMC Pass Through Certificates                        12,705           81           (81)       12,705
  Collateralized Mortgage Obligation Bonds              656,768        3,665        (1,288)      659,145
                                                       --------       ------       -------      --------
Total mortgage-related securities                       717,366        4,758        (1,575)      720,549
                                                       --------       ------       -------      --------
Total securities available-for-sale                    $923,293       $6,584       $(8,130)     $921,747
                                                       ========       ======       =======      ========

INDEPENDENCE COMMUNITY BANK CORP.

                                                                      MARCH 31, 2000
                                                    ---------------------------------------------------
                                                                    GROSS         GROSS       ESTIMATED
                                                    AMORTIZED     UNREALIZED    UNREALIZED      FAIR
(IN THOUSANDS)                                         COST         GAINS         LOSSES        VALUE
-------------------------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
     U.S. government and agencies                   $  153,930      $1,127       $(17,185)    $137,872
     Municipals                                          3,615          --           (126)       3,489
                                                    ----------      ------       --------     --------
  Total debt securities                                157,545       1,127        (17,311)     141,361
                                                    ----------      ------       --------     --------
  Equity securities:
     Preferred                                          46,365          --            (95)      46,270
     Common                                             25,497       1,637         (1,997)      25,137
                                                    ----------      ------       --------     --------
  Total equity securities                               71,862       1,637         (2,092)      71,407
                                                    ----------      ------       --------     --------
Total investment securities                            229,407       2,764        (19,403)     212,768
                                                    ----------      ------       --------     --------
Mortgage-related securities:
  FNMA Pass Through Certificates                         8,631          49           (114)       8,566
  GNMA Pass Through Certificates                        35,385         354           (101)      35,638
  FHLMC Pass Through Certificates                        7,807          58            (81)       7,784
  Collateralized Mortgage Obligation Bonds             762,635          --        (41,592)     721,043
                                                    ----------      ------       --------     --------
Total mortgage-related securities                      814,458         461        (41,888)     773,031
                                                    ----------      ------       --------     --------
Total securities available-for-sale                 $1,043,865      $3,225       $(61,291)    $985,799
                                                    ==========      ======       ========     ========

     Sales of available-for-sale securities are summarized as follows:

                                                 YEAR ENDED MARCH 31,
                                            -------------------------------
(IN THOUSANDS)                               2001        2000        1999
---------------------------------------------------------------------------
Proceeds from sales                         $73,780    $992,024    $456,359
Gross gains                                   3,100       5,569         346
Gross losses                                 (1,436)     (7,298)         --

     The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                         MARCH 31, 2001
                                                     -----------------------
                                                     AMORTIZED    ESTIMATED
(IN THOUSANDS)                                         COST       FAIR VALUE
----------------------------------------------------------------------------
One year or less                                     $  4,744      $  4,752
One year through five years                             5,925         6,713
Five years through ten years                            2,082         2,141
Over ten years                                        135,858       129,383
                                                     --------      --------
                                                     $148,609      $142,989
                                                     ========      ========

INDEPENDENCE COMMUNITY BANK CORP.

     The amortized cost and estimated fair value of mortgage-related securities by contractual maturity are as follows:

                                                         MARCH 31, 2001
                                                     -----------------------
                                                     AMORTIZED    ESTIMATED
(IN THOUSANDS)                                         COST       FAIR VALUE
----------------------------------------------------------------------------
One year or less                                     $    639      $    642
One year through five years                             2,295         2,317
Five years through ten years                           28,919        29,327
Over ten years                                        685,513       688,263
                                                     --------      --------
                                                     $717,366      $720,549
                                                     ========      ========

5. LOANS RECEIVABLE, NET

     Loans are summarized as follows:

                                                          MARCH 31,
                                                   ------------------------
(IN THOUSANDS)                                        2001          2000
---------------------------------------------------------------------------
Mortgage loans on real estate:
  Single-family residential                        $  587,153    $  674,118
  Cooperative apartment                               409,344       462,185
  Multi-family residential                          2,620,888     2,731,104
  Commercial real estate                              861,187       597,165
                                                   ----------    ----------
Total principal balance -- mortgage loans           4,478,572     4,464,572
Less net deferred fees                                (10,588)       (8,727)
                                                   ----------    ----------
Total mortgage loans on real estate                 4,467,984     4,455,845
Commercial business loans                             436,751       253,606
Other loans:
  Warehouse mortgage lines of credit                  206,707        48,175
  Home equity loans and lines of credit               117,701       121,109
  Student loans                                         1,200        39,260
  Consumer and other loans                             24,141        25,799
  Passbook loans                                        8,148         8,519
                                                   ----------    ----------
Total principal balance -- other loans                357,897       242,862
Less unearned discounts and deferred fees              (1,191)       (1,793)
                                                   ----------    ----------
Total other loans                                     356,706       241,069
Total loans receivable                              5,261,441     4,950,520
                                                   ----------    ----------
Less allowance for loan losses                        (71,716)      (70,286)
                                                   ----------    ----------
Total loans, net                                   $5,189,725    $4,880,234
                                                   ==========    ==========

     At March 31, 2001, 2000 and 1999, the Company was servicing loans on behalf of others which are not included in the consolidated financial statements of $658.7 million, $184.0 million and $206.9 million, respectively.

     At March 31, 2001, 2000, and 1999, included in mortgage loans on real estate are $27.0 million, $19.9 million and $37.5 million, respectively, of non-performing loans. If interest on the nonaccrual mortgage loans had been accrued, such income would have approximated $0.6 million, $0.4 million and $0.6 million for the years ended March 31, 2001, 2000 and 1999, respectively.

     At March 31, 2001, 2000, 1999, included in commercial business and other loans are $6.9 million, $3.9 million and $0.4 million, respectively, of nonaccrual loans. If interest on the nonaccrual commercial business and other loans had

INDEPENDENCE COMMUNITY BANK CORP.

been accrued, such income would have approximated $360,000, $196,000 and $3,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

     A summary of the changes in the allowance for loan losses is as follows:

                                                  YEAR ENDED MARCH 31,
                                              -----------------------------
(IN THOUSANDS)                                 2001       2000       1999
---------------------------------------------------------------------------
Balance at beginning of period                $70,286    $46,823    $36,347
Allowance of acquired institutions                 --      9,452         --
Provision charged to operations                 1,392      9,817     10,698
Net recoveries (charge-offs)                       38      4,194       (222)
                                              -------    -------    -------
Balance at end of period                      $71,716    $70,286    $46,823
                                              =======    =======    =======

     The Company's loan portfolio is primarily comprised of secured loans made to individuals and businesses located in the New York City metropolitan area.

6. PREMISES, FURNITURE AND EQUIPMENT

     A summary of premises, furniture and equipment, net of accumulated depreciation and amortization, is as follows:

                                                            MARCH 31,
                                                        ------------------
(IN THOUSANDS)                                           2001       2000
--------------------------------------------------------------------------
Land                                                    $ 7,400    $ 5,577
Buildings and improvements                               52,762     55,317
Leasehold improvements                                    7,296      6,909
Furniture and equipment                                  17,270     20,901
                                                        -------    -------
Total premises, furniture and equipment                 $84,728    $88,704
                                                        =======    =======

     Depreciation and amortization expense amounted to $12.0 million, $10.0 million and $7.3 million for the years ended March 31, 2001, 2000 and 1999, respectively.

7. OTHER ASSETS

     A summary of other assets is as follows:

                                                           MARCH 31,
                                                      --------------------
(IN THOUSANDS)                                          2001        2000
--------------------------------------------------------------------------
FHLB stock                                            $ 82,323    $ 82,323
BOLI                                                   103,753          --
Net deferred tax asset                                  68,965      87,931
Prepaid expenses                                         2,302       2,221
Other real estate                                          235          68
Accounts receivable                                     20,710      44,969
Other                                                   22,504      25,246
                                                      --------    --------
                                                      $300,792    $242,758
                                                      ========    ========

INDEPENDENCE COMMUNITY BANK CORP.

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of New York, and owns FHLB stock with a carrying value of $82.3 million at both March 31, 2001 and March 31, 2000, respectively. As a member, the Bank is able to borrow on a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from six months to fifteen years (see Note 9). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.

8. DEPOSITS

     The amounts due to depositors and the weighted average interest rates at March 31, 2001 and March 31, 2000 are as follows:

                                                           MARCH 31,
                                         ----------------------------------------------
                                                 2001                     2000
                                         ----------------------------------------------
                                                      WEIGHTED                 WEIGHTED
                                          DEPOSIT     AVERAGE      DEPOSIT     AVERAGE
(DOLLARS IN THOUSANDS)                   LIABILITY      RATE      LIABILITY      RATE
---------------------------------------------------------------------------------------
Savings                                  $1,195,840     1.95%     $1,226,996       2.00%
Money Market                                173,967     2.11         193,561       2.23
NOW                                         592,319     2.95         544,721       2.57
Checking                                    427,655       --         345,579         --
Time Deposits                             2,276,276     5.64       2,101,175       5.15
                                         ----------               ----------
                                         $4,666,057               $4,412,032
                                         ==========               ==========

     Scheduled maturities of time deposits are as follows:

                                                          MARCH 31,
                                                   ------------------------
(IN THOUSANDS)                                        2001          2000
---------------------------------------------------------------------------
One year                                           $2,041,054    $1,776,040
Two years                                             144,206       188,044
Three years                                            39,191        84,745
Four years                                             17,580        30,469
Thereafter                                             34,245        21,877
                                                   ----------    ----------
                                                   $2,276,276    $2,101,175
                                                   ==========    ==========

     Time deposit accounts in denominations of $100,000 or more totaled approximately $411.0 million, $319.6 million and $232.5 million at March 31, 2001, 2000 and 1999, respectively.

9. BORROWINGS

     A summary of borrowings is as follows:

                                                          MARCH 31,
                                                   ------------------------
(IN THOUSANDS)                                        2001          2000
---------------------------------------------------------------------------
FHLB advances                                      $  703,950    $  845,375
Repurchase agreements -- FHLB                         605,000       315,000
Repurchase agreements -- other                             --         1,000
Other                                                     343         1,363
                                                   ----------    ----------
                                                   $1,309,293    $1,162,738
                                                   ==========    ==========

INDEPENDENCE COMMUNITY BANK CORP.

     Advances from the FHLB are made at fixed rates with remaining maturities between less than one year and five years, summarized as follows:

                                                           MARCH 31,
                                                      --------------------
(IN THOUSANDS)                                          2001        2000
--------------------------------------------------------------------------
Less than one year                                    $148,250    $141,425
Over one year through five years                       555,700     653,950
Over five years through seven years                         --      50,000
                                                      --------    --------
                                                      $703,950    $845,375
                                                      ========    ========

     Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 7).

     The average cost of FHLB advances were 5.2% and 5.4% for the years ended March 31, 2001 and March 31, 2000, respectively.

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

     Repurchase agreements with the FHLB are made at fixed rates with remaining maturities between one year and ten years, summarized as follows:

                                                           MARCH 31,
                                                      --------------------
(IN THOUSANDS)                                          2001        2000
--------------------------------------------------------------------------
Less than one year                                    $     --    $185,000
Over one year through five years                        65,000      65,000
Over five years through ten years                      540,000      65,000
                                                      --------    --------
                                                      $605,000    $315,000
                                                      ========    ========

     At March 31, 2001, all of the outstanding FHLB repurchase agreements were secured by collateralized mortgage obligations or U.S. Government and agency securities. The average balance of FHLB repurchase agreements during fiscal 2001 was $470.7 million with an average cost of 6.7%. The maximum amount outstanding at any month end during fiscal 2001 was $720.0 million. The average balance of FHLB repurchase agreements during fiscal 2000 was $261.2 million with an average cost of 5.8%. The maximum amount outstanding at any month end during fiscal 2000 was $315.0 million.

     At March 31, 2001, there were no other outstanding repurchase agreements. Prior to March 31, 2001, other outstanding repurchase agreements had original contractual maturities of less than one year and were secured by U.S. Treasury securities. The average balance of other repurchase agreements during fiscal 2001 was $0.9 million with an average cost of 5.2%. The maximum amount outstanding at any month end during fiscal 2001 was $1.0 million. The average balance of other repurchase agreements during fiscal 2000 was $4.8 million with an average cost of 6.1%. The maximum amount outstanding at any month end during fiscal 2000 was $10.0 million.

INDEPENDENCE COMMUNITY BANK CORP.

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

     The Trust Preferred Securities are subject to mandatory redemption (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or, at the option of the Company, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that the Trust would be considered an investment company and (ii) in whole or in part at any time on or after June 30, 2002 contemporaneously with the optional redemption by the Company of the Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to maturity at the option of the Company (i) on or after June 30, 2002, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that the Trust would be considered an investment company.

     As a result of favorable market conditions during fiscal 2001, the Company purchased $0.4 million of the Trust Preferred Securities through an open market transaction.

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

INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Pension Plan's and the Supplemental Plan's (collectively, the "Plan") change in benefit obligation:

                                                            MARCH 31,
                                                        ------------------
(IN THOUSANDS)                                           2001       2000
--------------------------------------------------------------------------
Benefit obligation at beginning of year                 $39,147    $38,432
Service cost                                              1,451      2,018
Interest cost                                             2,848      2,700
Acquisitions                                                 --      4,483
Reduction in future benefits                             (8,790)        --
Actuarial loss (gain)                                     4,399     (5,999)
Benefits paid                                            (1,774)    (2,487)
                                                        -------    -------
Benefit obligation at end of year                       $37,281    $39,147
                                                        =======    =======

     The following table sets forth the Plan's change in Plan assets:

                                                            MARCH 31,
                                                        ------------------
(IN THOUSANDS)                                           2001       2000
--------------------------------------------------------------------------
Fair value of Plan assets at beginning of year          $45,979    $32,795
Actual return on Plan assets                              1,614      9,341
Acquisitions                                                 --      6,327
Employer contributions                                      221         --
Benefits paid                                            (1,770)    (2,484)
                                                        -------    -------
Fair value of Plan assets at end of year                $46,044    $45,979
                                                        =======    =======
Funded status                                           $ 8,763    $ 6,832
Unrecognized net asset                                   (1,013)    (1,216)
Unrecognized prior service cost                          (7,837)       509
Unrecognized actuarial gain                              (3,775)   (11,293)
                                                        -------    -------
Accrued pension cost at December 31, 2000 and 1999       (3,862)    (5,168)
Net adjustment                                               46       (279)
                                                        -------    -------
Accrued pension cost                                    $(3,816)   $(5,447)
                                                        =======    =======

     Net pension (benefit) expense included the following components:

                                                  YEAR ENDED MARCH 31,
                                              -----------------------------
(IN THOUSANDS)                                 2001       2000       1999
---------------------------------------------------------------------------
Service cost-benefits earned during the
  period                                      $ 1,451    $ 2,019    $ 1,527
Interest cost on projected benefit
  obligation                                    2,848      2,700      2,352
Expected return on Plan assets                 (4,074)    (3,168)    (2,500)
Amortization of net asset                        (202)      (203)      (203)
Amortization of prior service cost               (443)        24         24
Recognized net actuarial (gain) loss             (661)       100         77
                                              -------    -------    -------
Net pension (benefit) expense for the years
  ended December 31, 2000, 1999 and 1998       (1,081)     1,472      1,277
Net adjustment                                   (546)       165         18
                                              -------    -------    -------
Net pension (benefit) expense                 $(1,627)   $ 1,637    $ 1,295
                                              =======    =======    =======

INDEPENDENCE COMMUNITY BANK CORP.

     During fiscal 2001, the Company amended the pension plan to reduce future benefit accruals and freeze the pension plan as to new participants effective August 1, 2000. In connection with the plan amendment and the plan's new measurement date of August 1, 2000, the Company reduced its future benefit obligation by approximately $8.8 million.

     At December 31, 2000 and 1999, the projected benefit obligation for the Plan was determined using an assumed discount rate of 7.50% and 7.75%, respectively, and an assumed rate of compensation increase of 4% for the Pension Plan and 7% for the Supplemental Plan. At December 31, 2000 and 1999, the weighted average assumed rate of return on Plan assets was 9%. Plan assets consist mainly of investments in U.S. Government and agency obligations, mortgage-related securities and common stocks.

POSTRETIREMENT BENEFITS

     The Company currently provides certain health care and life insurance benefits to eligible retired employees and their spouses. The coverage provided depends upon the employee's date of retirement and years of service with the Company. The Company's plan for its postretirement benefit obligation is unfunded. Effective April 1, 1995, the Company adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions." In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods.

     Status of the postretirement benefit obligation is as follows:

                                                           MARCH 31,
                                                      --------------------
(IN THOUSANDS)                                          2001        2000
--------------------------------------------------------------------------
Benefit obligation at beginning of fiscal year        $ 10,092    $  9,759
Service cost                                               509         403
Interest cost                                              982         721
Actuarial loss (gain)                                    3,403        (258)
Benefits paid                                             (703)       (533)
                                                      --------    --------
Benefit obligation at end of fiscal year              $ 14,283    $ 10,092
                                                      ========    ========
Funded status                                         $(14,283)   $(10,092)
Unrecognized transition obligation being recognized
  over 20 years                                          3,747       4,014
Unrecognized net loss due to past experience
  difference from assumptions made                       4,016         838
Unrecognized prior service cost                             --           1
                                                      --------    --------
Accrued postretirement benefit cost at December 31,
  2000 and 1999                                         (6,520)     (5,239)
Net adjustment                                            (320)       (250)
                                                      --------    --------
Accrued postretirement benefit cost                   $ (6,840)   $ (5,489)
                                                      ========    ========

INDEPENDENCE COMMUNITY BANK CORP.

                                                    YEAR ENDED MARCH 31,
                                                 --------------------------
(IN THOUSANDS)                                    2001      2000      1999
---------------------------------------------------------------------------
Components of postretirement benefit cost:
  Service cost-benefits earned during the
     period                                      $  508    $  403    $  334
  Interest cost on accumulated postretirement
     benefit obligation                             982       721       610
  Amortization of net obligation                    268       268       268
  Amortization of prior service cost                  1        10        10
  Recognized net actuarial loss                     224       129        12
                                                 ------    ------    ------
Postretirement benefit cost-years ended
  December 31, 2000, 1999 and 1998                1,983     1,531     1,234
Net adjustment                                      113        74      (190)
                                                 ------    ------    ------
Net postretirement benefit cost                  $2,096    $1,605    $1,044
                                                 ======    ======    ======

     The assumptions used in arriving at the above include the initial rate of annual increase in health care costs of 7% decreasing by 1% to 6% in 2001 and remaining at that level thereafter. At December 31, 2000, 1999 and 1998, discount rates of 7.50%, 7.75% and 6.75%, respectively, were used.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by $1.7 million and the aggregate of the service and interest cost components of the net periodic postretirement benefits cost for the year then ended by $205,700.

401(K) PLAN

     The Company also sponsors an incentive savings plan ("401(k) Plan") whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-time employees is in the form of shares held in the ESOP while the contribution for part-time employees remained a cash contribution. However, beginning January 1, 2001, the matching contribution for all employees, full and part time, is in the form of shares held in the ESOP. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year. Cash contributions to the 401(k) Plan by the Company aggregated approximately $33,000, $38,000 and $25,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

     To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The collateral for the loan is the common stock of the Company purchased by the ESOP. At March 31, 2001, the loan from the Company had an outstanding principal balance of $91.8 million.

     Shares held by the ESOP are held by a trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. Shares allocated will first be used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon compensation in the year of allocation. Forfeitures from the 401(k) match portions will be used to reduce the employer 401(k) match while forfeitures from shares allocated to the ESOP participants will be allocated among the participants. There were 281,644 shares allocated in each of fiscal 2001 and 2000. At March 31, 2001 there were 801,812 shares allocated, 4,787,940

INDEPENDENCE COMMUNITY BANK CORP.

shares unallocated and 43,118 shares which had been distributed to participants in connection with their withdrawal from the ESOP.

     The Company recorded compensation expense of $3.8 million, $3.4 million and $4.3 million for the years ended March 31, 2001, 2000 and 1999, respectively, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released.

RECOGNITION PLAN

     The Recognition Plan was implemented in September 1998. The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. The Recognition Plan may grant up to 4% of the shares of common stock sold in the Conversion, or 2,816,435 shares. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become payable only upon the achievement of certain annually-defined corporate performance targets. During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted 200,000 performance based shares in fiscal 2001 and 25,363 and 28,363 non-performance based share awards during fiscal 2001 and 2000, respectively. The stock awards granted to date are generally payable over a five year period at a rate of 20% per year, beginning one year from the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. The amounts also become 100% vested upon a change in control of the Company. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense related to the Recognition Plan of $6.3 million, $5.4 million and $3.1 million for the years ended March 31, 2001, 2000 and 1999, respectively.

     The following table sets forth the activity in the Company's Recognition Plan during the periods indicated.

                                                         YEAR ENDED MARCH 31,
                                -----------------------------------------------------------------------
                                        2001                     2000                     1999
                                -----------------------------------------------------------------------
                                             WEIGHTED                 WEIGHTED                 WEIGHTED
                                             AVERAGE                  AVERAGE                  AVERAGE
                                              GRANT                    GRANT                    GRANT
                                 SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
-------------------------------------------------------------------------------------------------------
Outstanding, beginning of year  1,757,420    $13.3000    2,180,517    $13.3125           --    $     --
Granted                           225,363     16.5542       28,363     12.0300    2,188,517     13.3125
Vested                           (456,461)    13.2446     (451,460)    13.2800           --          --
Forfeited                          (2,400)    13.3125           --          --       (8,000)    13.3125
                                ---------                ---------                ---------
Outstanding, end of year        1,523,922    $13.7745    1,757,420    $13.3000    2,180,517    $13.3125
                                =========    ========    =========    ========    =========    ========

STOCK OPTION PLAN

     The 1998 Stock Option Plan (the "Option Plan") was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 10% of the shares of common stock sold in the conversion, or 7,041,088 shares. Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of the grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally

INDEPENDENCE COMMUNITY BANK CORP.

exercisable until the earlier of ten years after its date of grant or six months after the date in which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. Options become 100% vested upon a change in control of the Company. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options.

     Broad and Statewide maintained several stock option plans for their officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holder to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions.

     The Company accounts for stock-based compensation using the intrinsic value method. Since each option granted has an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost has been recognized.

     The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis for the periods indicated, assuming that the Company accounted for stock-based compensation based on the fair value of each option grant as required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                  YEAR ENDED MARCH 31,
                                              -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)          2001       2000       1999
---------------------------------------------------------------------------
Net income
  As reported                                 $62,036    $53,246    $45,175
  Pro forma                                   $56,467    $46,264    $42,980
Basic earnings per share
  As reported                                 $  1.11    $  0.90    $  0.67
  Pro forma                                   $  1.01    $  0.78    $  0.63
Diluted earnings per share
  As reported                                 $  1.10    $  0.90    $  0.66
  Pro forma                                   $  1.00    $  0.78    $  0.63

INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth stock option activity and the weighted-average fair value of options granted for the periods indicated.

                                                            YEAR ENDED MARCH 31,
                                     ------------------------------------------------------------------
                                             2001                   2000                   1999
                                     ------------------------------------------------------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------------------------------------------------------------------------------------------------------
Outstanding, beginning of year       6,419,734   $13.0519   6,051,708   $13.3125          --   $     --
  Granted                              325,000    16.6414     146,000    11.3677   6,102,408    13.3125
  Broad/Statewide converted options         --         --     602,139     6.9200          --         --
  Exercised                            (44,631)    4.4172    (368,933)    5.8463          --         --
  Forfeited/cancelled                  (39,240)   13.3125     (11,180)   13.3125     (50,700)   13.3125
                                     ---------              ---------              ---------
Outstanding, end of year             6,660,863   $13.2834   6,419,734   $13.0519   6,051,708   $13.3125
                                     =========   ========   =========   ========   =========   ========
Options exercisable at year end      3,063,234              1,461,075                  5,400
Weighted average fair value of
  options granted                                $ 5.3458               $ 4.0353               $ 5.1700

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions: risk free interest rates of 4.89%, volatility of 30.91%, expected dividend yield of 1.90% and expected life of 6 years.

     The following table is a summary of the information concerning currently outstanding and exercisable options as of March 31, 2001.

                                    WEIGHTED
                                     AVERAGE                   WEIGHTED
                                    REMAINING                  AVERAGE
     RANGE OF          OPTIONS     CONTRACTUAL     OPTIONS     EXERCISE
  EXERCISE PRICES    OUTSTANDING      LIFE       EXERCISABLE    PRICE
-----------------------------------------------------------------------
$ 0.0000 - $10.0000     176,841        6.3          176,841    $ 7.8798
$10.0001 - $12.0000     158,434        8.7           41,634     11.3242
$12.0001 - $14.0000   6,005,588        6.9        2,844,759     13.3122
$14.0001 - $16.8750     320,000        9.9               --     16.6992
                      ---------                   ---------
                      6,660,863        7.1        3,063,234    $13.2834
                      =========        ===        =========    ========

12. STOCKHOLDERS' EQUITY

     On July 28, 2000, the Company announced that its Board of Directors authorized a seventh stock repurchase plan for up to five percent of the shares of common stock then outstanding or 3,221,718 shares. On November 27, 2000, the Company announced that an eighth stock repurchase plan was authorized by the Board of Directors for an additional 3,062,414 shares, or five percent of the Company's then outstanding common stock.

     Repurchases are authorized to be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant. Repurchased shares are held as treasury stock and are available for issuance pursuant to the Company's benefit plans, including the option plans, acquisitions and for general corporate purposes. During fiscal 2001, the Company repurchased 8,170,225 shares of its common stock at a cost of $113.9 million and issued 44,631 shares of treasury stock in connection with the exercise of options. At March 31, 2001, the Company

INDEPENDENCE COMMUNITY BANK CORP.

had repurchased a total of 26,362,966 shares, or 34.7% of its common stock at a cost of $366.0 million and reissued 9,448,061 shares at a cost of $136.3 million.

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

     Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's creditworthiness on a case by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation of the counterparty.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The notional principal amount of the off-balance sheet financial instruments at March 31, 2001 and 2000 are as follows:

                                                       CONTRACT OR AMOUNT
                                                      --------------------
(IN THOUSANDS)                                          2001        2000
--------------------------------------------------------------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments to extend credit -- mortgage loans      $200,945    $ 88,334
  Commitments to extend credit -- commercial
     business loans                                    209,828     117,356
  Commitments to extend credit -- warehouse mortgage
     lines of credit                                    73,693     112,392
  Commitments to extend credit -- other loans           52,675      53,134
  Standby letters of credit                              7,340       2,966
                                                      --------    --------
Total                                                 $544,481    $374,182
                                                      ========    ========

INDEPENDENCE COMMUNITY BANK CORP.

LEASE COMMITMENTS

     The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

(In Thousands)                                                Amount
---------------------------------------------------------------------
Year ended March 31:
  2002                                                        $ 3,161
  2003                                                          2,867
  2004                                                          2,644
  2005                                                          2,467
  2006 and thereafter                                          21,756

     The rent expense for the years ended March 31, 2001, 2000 and 1999 was $3.7 million, $2.5 million and $1.6 million, respectively.

OTHER COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position of the Company will not be affected materially by the outcome of such legal proceedings and claims.

14. INCOME TAXES

     The components of deferred tax assets and liabilities are summarized as follows:

                                                           MARCH 31,
                                                      --------------------
(IN THOUSANDS)                                          2001        2000
--------------------------------------------------------------------------
Deferred tax assets:
  Securities available-for-sale                       $    647    $ 25,010
  Contribution to the Foundation                        27,817      12,290
  Allowance for loan losses                             31,103      27,848
  Depreciation                                             691         524
  Deferred loan fees                                     5,283       2,588
  Amortization of intangible assets                      8,630       7,167
  Nonaccrual interest                                    1,560       2,233
  Employee benefits                                      5,531      12,110
  Other                                                  1,679       3,927
                                                      --------    --------
Gross deferred tax assets                               82,941      93,697
                                                      --------    --------
  Valuation allowance for contribution to Foundation   (12,538)         --
                                                      --------    --------
Deferred tax assets, net of valuation allowance         70,403      93,697
                                                      --------    --------
Deferred tax liabilities:
  Bad debt recapture under Section 593                     762         973
  Acquisition premium on mortgage-related securities       354       3,766
  Other                                                    322       1,027
                                                      --------    --------
Gross deferred tax liabilities                           1,438       5,766
                                                      --------    --------
Net deferred tax assets                               $ 68,965    $ 87,931
                                                      ========    ========

INDEPENDENCE COMMUNITY BANK CORP.

     The Company has reported taxable income for Federal, State and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such net deferred tax asset is expected to be fully realized with the exception of a portion of the charitable contribution. Accordingly, no other valuation allowance was deemed necessary for the net deferred tax asset at March 31, 2001 and March 31, 2000.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                  YEAR ENDED MARCH 31,
                                              -----------------------------
(IN THOUSANDS)                                 2001       2000       1999
---------------------------------------------------------------------------
Current:
  Federal                                     $42,439    $36,187    $28,968
  State and local                               3,930      3,755      1,919
                                              -------    -------    -------
                                               46,369     39,942     30,887
                                              -------    -------    -------
Deferred:
  Federal                                        (760)    (5,189)    (3,527)
  State and local                                (280)    (1,964)      (919)
                                              -------    -------    -------
                                               (1,040)    (7,153)    (4,446)
                                              -------    -------    -------
Total                                         $45,329    $32,789    $26,441
                                              =======    =======    =======

     The table below presents a reconciliation between the reported tax provision and the tax provision computed by applying the statutory Federal income tax rate to income before provision for income taxes:

                                                  YEAR ENDED MARCH 31,
                                              -----------------------------
(IN THOUSANDS)                                 2001       2000       1999
---------------------------------------------------------------------------
Federal income tax provision at statutory
  rates                                       $37,578    $27,233    $24,407
Increase in tax resulting from:
  State and local taxes, net of Federal
     income tax effect                          2,372      1,164        650
  Amortization of goodwill                      5,021      2,879        659
  Other                                           358      1,513        725
                                              -------    -------    -------
                                              $45,329    $32,789    $26,441
                                              =======    =======    =======

     At March 31, 2001, the base year bad debt reserve for federal income tax purposes was approximately $30 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of March 31, 2001 for which deferred taxes are not required to be recognized, amounted to approximately $125 million. Accordingly, deferred tax liabilities of approximately $21 million have not been recognized as of March 31, 2001.

     The Company is currently undergoing an audit of its New York State income tax returns for the calendar years 1994, 1995 and 1996. The Company has received a notice which could result in additional income tax liability to New York State and New York City for the years in question. The Company has conducted a review and analysis of the basis and accuracy of the State's claims. Based on its review, the Company does not believe that the final resolution will have a material financial statement impact.

INDEPENDENCE COMMUNITY BANK CORP.

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

     Based on its regulatory capital ratios at March 31, 2001 and March 31, 2000, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the following table.

     The Bank's actual capital amounts and ratios are presented in the tables below as of March 31, 2001 and March 31, 2000:

                                                                                  TO BE WELL-CAPITALIZED
                           ACTUAL AMOUNTS            FOR CAPITAL ADEQUACY          UNDER FDIC GUIDELINES
                            AS OF 3/31/01             PURPOSES AT 3/31/01               AT 3/31/01
                        ---------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)   AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT          RATIO
---------------------------------------------------------------------------------------------------------
Tier 1 Leverage         $558,054         8.20%       $272,139         4.00%       $340,174          5.00%
Tier 1 Risk-Based        558,054        11.70%        190,863         4.00%        286,294          6.00%
Total Risk-Based         618,050        12.95%        381,725         8.00%        477,156         10.00%

                                                                                  TO BE WELL-CAPITALIZED
                           ACTUAL AMOUNTS            FOR CAPITAL ADEQUACY          UNDER FDIC GUIDELINES
                            AS OF 3/31/00             PURPOSES AT 3/31/00               AT 3/31/00
                        ---------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)   AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT          RATIO
---------------------------------------------------------------------------------------------------------
Tier 1 Leverage         $497,573         7.83%       $254,094         4.00%       $317,618          5.00%
Tier 1 Risk-Based        497,573        11.37%        175,100         4.00%        262,650          6.00%
Total Risk-Based         552,484        12.62%        350,201         8.00%        437,751         10.00%

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

INDEPENDENCE COMMUNITY BANK CORP.

     The book values and estimated fair values of the Company's financial instruments are summarized as follows:

                                                                       MARCH 31,
                                                  ----------------------------------------------------
                                                            2001                        2000
                                                  ----------------------------------------------------
(IN THOUSANDS)                                    BOOK VALUE    FAIR VALUE    BOOK VALUE    FAIR VALUE
------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and due from banks                           $  252,362    $  252,362    $ 134,170     $  134,170
Federal funds sold                                    25,400        25,400       17,997         17,997
Securities available-for-sale                        921,747       921,747      985,779        985,799
Mortgage loans on real estate                      4,478,572     4,448,809    4,464,572      4,236,911
Commercial business loans                            436,751       436,212      253,606        253,044
Other loans                                          151,190       151,190      194,687        194,687
Warehouse mortgage lines of credit                   206,707       206,707       48,175         48,175
Accrued interest receivable                           37,119        37,119       33,509         33,509
FHLB stock                                            82,323        82,323       82,323         82,323
Loan servicing assets                                  1,961         1,961           --             --
FINANCIAL LIABILITIES:
Deposits                                           2,389,781     2,389,781    2,310,857      2,310,857
Time deposits                                      2,276,276     2,294,588    2,101,175      2,107,782
Borrowings                                         1,309,293     1,326,177    1,162,738      1,123,761
Escrow and other deposits                             72,152        72,152       73,516         73,516
Trust Preferred Securities                            11,067        11,067       11,500         11,895

     The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

     The carrying values of cash and due from banks, Federal funds sold, other loans, warehouse mortgage lines of credit, accrued interest receivable, deposits and escrow and other deposits all approximate their fair values primarily due to their liquidity and short-term nature.

     Securities available-for-sale: The estimated fair values are based on quoted market prices.

     Mortgage loans on real estate: The Company's mortgage loans on real estate were segregated into two categories, residential and cooperative loans and commercial/multi-family loans. These were stratified further based upon historical delinquency and loan to value ratios. The fair value for each loan was then calculated by discounting the projected mortgage cash flow to a yield target equal to a spread, which is commensurate with the loan quality and type, over the U.S. Treasury curve at the average life of the cash flow.

     Commercial business loans: The commercial business loan portfolio was priced using the same methodology as the mortgage loans on real estate.

     FHLB stock: The carrying amount approximates fair value because it is redeemable at cost, with the issuer only.

     Loan servicing assets: The fair value is estimated by discounting the future cash flows using current market rates for mortgage loan servicing with adjustments for market and credit risks.

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

INDEPENDENCE COMMUNITY BANK CORP.

17. ASSET AND DIVIDEND RESTRICTIONS

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required reserve balance was $6.0 million, $6.0 million and $1.3 million at March 31, 2001, 2000 and 1999, respectively.

     Limitations exist on the availability of the Bank's undistributed earnings for the payment of dividends to the Company without prior approval of the Bank's regulatory authorities.

     During fiscal 2000, the Bank requested (and received) approval of or non-objection to the distribution to the Company of an aggregate of $285.0 million. Of this amount, $176.0 million and $95.0 million was distributed to the Company in fiscal 2000 and fiscal 2001, respectively. The distributions were primarily used by the Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Company's open market stock repurchase programs. In addition, during fiscal 2001, the Bank requested (and received) approval of the distribution to the Company of an aggregate of $25.0 million, which amount had not been distributed as of March 31, 2001.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                YEAR ENDED MARCH 31, 2001
                                                 --------------------------------------------------------
                                                     1ST            2ND            3RD            4TH
(IN THOUSANDS, EXCEPT PER SHARE DATA)              QUARTER        QUARTER        QUARTER        QUARTER
---------------------------------------------------------------------------------------------------------
Interest income                                   $115,094       $116,193       $119,000       $120,415
Interest expense                                    57,080         62,213         64,348         63,816
                                                  --------       --------       --------       --------
Net interest income                                 58,014         53,980         54,652         56,599
Provision for loan losses                              792             --             --            600
                                                  --------       --------       --------       --------
Net interest income after provision for loan
  losses                                            57,222         53,980         54,652         55,999
Non-interest income                                  6,094          8,749         10,899         12,596
                                                  --------       --------       --------       --------
Total income                                        63,316         62,729         65,551         68,595
                                                  --------       --------       --------       --------
General and administrative expense                  32,811         30,295         33,522         34,974
Amortization of intangible assets                    5,352          5,282          5,276          5,314
                                                  --------       --------       --------       --------
Income before provision for income taxes            25,153         27,152         26,753         28,307
Provision for income taxes                          10,617         11,462         11,370         11,880
                                                  --------       --------       --------       --------
Net income                                        $ 14,536       $ 15,690       $ 15,383       $ 16,427
                                                  ========       ========       ========       ========
Basic earnings per common share                   $   0.25       $   0.27       $   0.28       $   0.31
                                                  ========       ========       ========       ========
Diluted earnings per common share                 $   0.25       $   0.27       $   0.28       $   0.31
                                                  ========       ========       ========       ========
Dividend declared per common share                $   0.07       $   0.07       $   0.08       $   0.08
                                                  ========       ========       ========       ========
Stock price per common share
  High                                            $ 13.750       $ 14.188       $ 16.938       $ 17.500
                                                  ========       ========       ========       ========
  Low                                             $ 10.875       $ 12.875       $ 13.750       $ 15.125
                                                  ========       ========       ========       ========
  Close                                           $ 13.250       $ 14.000       $ 15.938       $ 17.437
                                                  ========       ========       ========       ========

INDEPENDENCE COMMUNITY BANK CORP.

                                                              YEAR ENDED MARCH 31, 2000
                                               --------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)          1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
-------------------------------------------------------------------------------------------------------
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
                                                 =======        =======       ========       ========

INDEPENDENCE COMMUNITY BANK CORP.

19. PARENT COMPANY DISCLOSURE

     The following Condensed Statement of Financial Condition, as of March 31, 2001 and 2000 and Condensed Statement of Operations and Cash Flows for the years ended March 31, 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                             MARCH 31,
                                                        -------------------
(IN THOUSANDS)                                            2001       2000
---------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                               $ 17,128   $ 12,081
Securities available for sale                              1,491     10,598
Investment in subsidiaries                               757,215    688,367
Net deferred tax asset                                    12,148      7,927
Dividends receivable                                      39,000    109,000
Other assets                                               6,239     20,703
                                                        --------   --------
Total assets                                            $833,221   $848,676
                                                        ========   ========
LIABILITIES:
Subordinated debentures                                 $ 11,856   $ 11,856
Accrued expenses and other liabilities                     8,209      2,013
                                                        --------   --------
Total liabilities                                         20,065     13,869
Stockholders' equity                                     813,156    834,807
                                                        --------   --------
Total liabilities and stockholders' equity              $833,221   $848,676
                                                        ========   ========

CONDENSED STATEMENT OF OPERATIONS

                                                     YEAR ENDED MARCH 31,
                                                  ---------------------------
(IN THOUSANDS)                                     2001      2000      1999
-----------------------------------------------------------------------------
INTEREST INCOME:                                  $   685   $   686   $ 3,235
Net gain (loss) on sales of securities              1,477    (1,215)      346
Other non-interest income                             615     1,388        --
                                                  -------   -------   -------
                                                    2,777       859     3,581
                                                  -------   -------   -------
EXPENSES:
Shareholder expense                                   647       575       712
Other expense                                       1,418     1,186       500
                                                  -------   -------   -------
                                                    2,065     1,761     1,212
                                                  -------   -------   -------
Income (loss) before provision for income taxes
  and undistributed earnings of subsidiaries          712      (902)    2,369
Provision for income taxes, net                       150       150       150
                                                  -------   -------   -------
Income (loss) before undistributed earnings of
  subsidiaries                                        562    (1,052)    2,219
Equity in undistributed earnings of subsidiaries   61,474    54,298    42,956
                                                  -------   -------   -------
Net income                                        $62,036   $53,246   $45,175
                                                  =======   =======   =======

INDEPENDENCE COMMUNITY BANK CORP.

CONDENSED STATEMENT OF CASH FLOWS

                                                                     YEAR ENDED MARCH 31,
                                                              -----------------------------------
(IN THOUSANDS)                                                  2001         2000         1999
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  62,036    $  53,246    $  45,175
Adjustments to reconcile net income to net cash provided by
  operating activities:
(Gain) loss on sale of securities                                (1,477)       1,215           --
Decrease in deferred income taxes                                   459        5,926        3,824
Dividends received from subsidiary                               95,000      176,000           --
Decrease (increase) in other assets                              14,464      (17,035)       8,600
Increase in subordinated debentures                                  --       11,856           --
Increase (decrease) in other liabilities                          6,196       (2,160)       1,730
Amortization of unearned compensation of ESOP and
  Recognition Plan                                               10,289        9,086        7,377
Undistributed earnings of subsidiaries                          (61,474)     (54,298)     (42,956)
Other, net                                                         (531)        (191)        (783)
                                                              ---------    ---------    ---------
Net cash provided by operating activities                       124,962      183,645       22,967
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in investment in subsidiaries                              368        3,709           --
Purchase of securities available-for-sale                          (433)     (33,020)    (209,037)
Proceeds on sales of securities                                  11,244       57,702      173,259
Cash consideration paid to acquire Broad                             --      (66,061)          --
Cash consideration paid to acquire Statewide                         --      (51,173)          --
                                                              ---------    ---------    ---------
Net cash provided by (used in) investing activities              11,179      (88,843)     (35,778)
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received on exercise of stock options                      197          770           --
Repurchase of common stock                                     (113,913)    (126,386)    (125,993)
Purchase of shares for Recognition Plan                              --           --      (38,167)
Dividends paid                                                  (17,378)     (12,907)      (4,032)
                                                              ---------    ---------    ---------
Net cash used in financing activities                          (131,094)    (138,523)    (168,192)
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents              5,047      (43,721)    (181,003)

Cash and cash equivalents at beginning of year                   12,081       55,802      236,805
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year                      $  17,128    $  12,081    $  55,802
                                                              =========    =========    =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference to "Information With Respect to Nominees for Director, Continuing Directors and Executive Officers" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on July 27, 2001, which was filed with the SEC on June 22, 2001 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference to "Executive Compensation" in the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference to "Beneficial Ownership of Common Stock by Certain Owners and Management" in the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference to "Executive Compensation -- Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report

     (1) The following financial statements are incorporated by reference from
         Item 8 hereof:

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of March 31, 2001 and 2000.

         Consolidated Statements of Operations for the Years Ended March 31, 2001, 2000 and 1999.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended March 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999.

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

EXHIBIT INDEX

 3.1(1)  Certificate of Incorporation of Independence Community Bank
         Corp.
 3.2     Bylaws, as amended, of Independence Community Bank Corp.
 4.0(1)  Specimen Stock Certificate of Independence Community Bank
         Corp.
10.1(1) Form of Change of Control Agreement to be entered into among Independence Community Bank Corp., Independence Community
         Bank and certain senior executive officers of the Company and the Bank.
10.2(1) Form of Change in Control Agreement to be entered into between Independence Community Bank and certain officers thereof.
10.3(1) Form of Change of Control Agreement to be entered into among Independence Community Bank Corp., Independence Community
         Bank and certain executive officers of the Company and the Bank.
10.4(1) Form of Change of Control Agreement to be entered into between Independence Community Bank and certain executive officers thereof.
10.5(2)  Independence Community Bank Severance Plan.
10.6(3)  1998 Stock Option Plan.
10.7(3)  1998 Recognition and Retention Plan and Trust Agreement.
10.8(4)  Broad National Bancorporation Incentive Stock Option Plan.
10.9(4)  1993 Broad National Incentive Stock Option Plan.
10.10(4) 1993 Broad National Directors Non-Statutory Stock Option
         Plan.
10.11(4) 1996 Broad National Incentive Stock Option Plan.
10.12(4) 1996 Broad National Bancorporation Directors Non-Statutory
         Stock Option Plan.
10.13(5) 1996 Statewide Financial Corporation Incentive Stock Option
         Plan.
10.14    Deferred Compensation Plan.
10.15    Directors Fiscal 2002 Stock Retainer Plan.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)


                                                                     96

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

(b) Reports on Form 8-K

     The following Current report on Form 8-K was filed during the fourth quarter of fiscal 2001.

            DATE                                                   ITEM AND DESCRIPTION
            ----                                                   --------------------
            January 30, 2001                       5 -- Announced the appointment of Alan H. Fishman as
                                                   President and Chief Executive Officer.

(c) The exhibits listed under (a)(3) of this Item 14 are filed herewith.

(d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independence Community Bank Corp.

                  /s/ ALAN H. FISHMAN                     Date: June 22, 2001
--------------------------------------------------------  -------------------
                    Alan H. Fishman
         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

                          NAME                                DATE
                          ----                                ----
                  /s/ CHARLES J. HAMM                     June 22, 2001
--------------------------------------------------------  -------------
                    Charles J. Hamm
                 Chairman of the Board

                   /s/ DONALD M. KARP                     June 22, 2001
--------------------------------------------------------  -------------
                     Donald M. Karp
               Vice Chairman of the Board

                  /s/ VICTOR M. RICHEL                    June 22, 2001
--------------------------------------------------------  -------------
                    Victor M. Richel
               Vice Chairman of the Board

                  /s/ ALAN H. FISHMAN                     June 22, 2001
--------------------------------------------------------  -------------
                    Alan H. Fishman
         President and Chief Executive Officer

                   /s/ JOHN B. ZURELL                     June 22, 2001
--------------------------------------------------------  -------------
                     John B. Zurell
              Executive Vice President and
                Chief Financial Officer

                 /s/ WILLARD N. ARCHIE                    June 22, 2001
--------------------------------------------------------  -------------
                   Willard N. Archie
                        Director

                  /s/ ROBERT B. CATELL                    June 22, 2001
--------------------------------------------------------  -------------
                    Robert B. Catell
                        Director

                   /s/ ROHIT M. DESAI                     June 22, 2001
--------------------------------------------------------  -------------
                     Rohit M. Desai
                        Director

                                                                     98

                          NAME                                DATE
                          ----                                ----

                 /s/ CHAIM Y. EDELSTEIN                   June 22, 2001
--------------------------------------------------------  -------------
                   Chaim Y. Edelstein
                        Director

                 /s/ DONALD H. ELLIOTT                    June 22, 2001
--------------------------------------------------------  -------------
                   Donald H. Elliott
                        Director

                 /s/ ROBERT W. GELFMAN                    June 22, 2001
--------------------------------------------------------  -------------
                   Robert W. Gelfman
                        Director

                   /s/ SCOTT M. HAND                      June 22, 2001
--------------------------------------------------------  -------------
                     Scott M. Hand
                        Director

                 /s/ DONALD E. KOLOWSKY                   June 22, 2001
--------------------------------------------------------  -------------
                   Donald E. Kolowsky
                        Director

                    /s/ JANINE LUKE                       June 22, 2001
--------------------------------------------------------  -------------
                      Janine Luke
                        Director

                   /s/ MALCOLM MACKAY                     June 22, 2001
--------------------------------------------------------  -------------
                     Malcolm MacKay
                        Director

                 /s/ JOSEPH S. MORGANO                    June 22, 2001
--------------------------------------------------------  -------------
                   Joseph S. Morgano
                        Director

               /s/ MARIA FIORINI RAMIREZ                  June 22, 2001
--------------------------------------------------------  -------------
                 Maria Fiorini Ramirez
                        Director

                 /s/ WESLEY D. RATCLIFF                   June 22, 2001
--------------------------------------------------------  -------------
                   Wesley D. Ratcliff
                        Director