Form 10-Q
period 2001-06-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2001-08-14
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At July 31, 2001, the registrant had 59,115,872 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.



Table of Contents                                                            PAGE
-----------------                                                            ----
Part I                     Financial Information

                  Item 1   Financial Statements

                           Consolidated Statements of Financial                3
                           Condition as of June 30, 2001 (unaudited)
                           and March 31, 2001

                           Consolidated Statements of Income for               4
                           the three months ended
                           June 30, 2001 and 2000 (unaudited)

                           Consolidated Statements of Changes in               5
                           Stockholders' Equity for the three
                           months ended June 30, 2001 and 2000
                           (unaudited)

                           Consolidated Statements of Cash Flows               6
                           for the three months ended
                           June 30, 2001 and 2000(unaudited)

                           Notes to Consolidated Financial                     7
                           Statements (unaudited)

                  Item 2   Management's Discussion and Analysis               18
                           of Financial Condition and Results of
                           Operations

                  Item 3   Quantitative and Qualitative Disclosures           29
                           About Market Risk

Part II                    Other Information

                  Item 1   Legal Proceedings                                  31

                  Item 2   Changes in Securities and Use of Proceeds          31

                  Item 3   Defaults upon Senior Securities                    31

                  Item 4   Submission of Matters to a Vote of                 31
                           Security Holders

                  Item 5   Other Information                                  31

                  Item 6   Exhibits and Reports on Form 8-K                   31

Signatures                                                                    32

                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)

                                                                    JUNE 30,           MARCH 31,
                                                                      2001               2001
                                                                  -----------        -----------
                                                                  (unaudited)
ASSETS:
Cash and due from banks                                           $   253,137        $   252,362
Federal funds sold                                                         --             25,400
                                                                  -----------        -----------
   Total cash and cash equivalents                                    253,137            277,762
                                                                  -----------        -----------

Securities available-for-sale:
  Investment securities ($128,907 and $139,186 pledged to
   creditors, respectively)                                           347,056            201,198
  Mortgage-related securities ($556,070 and $529,714
   pledged to creditors, respectively)                                669,974            720,549
                                                                  -----------        -----------
    Total securities available-for-sale                             1,017,030            921,747
                                                                  -----------        -----------

Mortgage loans on real estate                                       4,485,283          4,467,984
Commercial business and other loans                                   976,784            793,457
                                                                  -----------        -----------
    Total loans                                                     5,462,067          5,261,441
    Less: allowance for possible loan losses                          (73,527)           (71,716)
                                                                  -----------        -----------
    Total loans, net                                                5,388,540          5,189,725
                                                                  -----------        -----------

Premises, furniture and equipment, net                                 83,632             84,728
Accrued interest receivable                                            47,298             37,119
Goodwill                                                              185,161            185,161
Intangible assets, net                                                 12,747             13,833
Other assets                                                          289,647            300,792
                                                                  -----------        -----------
    Total assets                                                  $ 7,277,192        $ 7,010,867
                                                                  ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                          $ 4,751,400        $ 4,666,057
Borrowings                                                          1,481,210          1,309,293
Company-obligated mandatorily redeemable cumulative
   trust preferred securities of a subsidiary trust holding
   solely junior subordinated debentures of the Company                11,067             11,067
Escrow and other deposits                                              49,528             72,152
Accrued expenses and other liabilities                                155,698            139,142
                                                                  -----------        -----------
    Total liabilities                                               6,448,903          6,197,711
                                                                  -----------        -----------

Stockholders' equity:
   Common stock ($.01 par value, 125,000,000 shares
      authorized, 76,043,750 shares issued; 59,111,532
       and 59,128,845 shares outstanding at June 30, 2001
       and March 31, 2001, respectively)                                  760                760
Additional paid-in-capital                                            724,934            723,418
Treasury stock at cost; 16,932,218 and
   16,914,905 shares at June 30, 2001 and
   March 31, 2001, respectively
                                                                     (230,512)          (230,012)
Unallocated common stock held by ESOP                                 (81,570)           (82,805)
Non-vested awards under Recognition and Retention Plan                (21,044)           (22,744)

Retained earnings, substantially restricted                           435,975            425,016
Accumulated other comprehensive loss:
   Net unrealized loss on securities
     available-for-sale, net of tax
                                                                         (254)              (477)
                                                                  -----------        -----------
   Total stockholders' equity                                         828,289            813,156
                                                                  -----------        -----------

   Total liabilities and stockholders' equity                     $ 7,277,192        $ 7,010,867
                                                                  ===========        ===========


See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                                       JUNE 30,
                                                                       --------
                                                                 2001            2000
                                                              ---------       ---------
INTEREST INCOME:
Mortgage loans on real estate                                 $  84,553       $  83,943
Commercial business and other loans                              17,445          11,093
Investment securities                                             3,852           3,384
Mortgage-related securities                                      11,057          12,892
Other                                                             2,492           3,782
                                                              ---------       ---------
    Total interest income                                       119,399         115,094
                                                              ---------       ---------

INTEREST EXPENSE:
Deposits                                                         42,087          39,556
Borrowings                                                       18,752          17,262
Cumulative trust preferred securities                               262             262
                                                              ---------       ---------
    Total interest expense                                       61,101          57,080
                                                              ---------       ---------

Net interest income                                              58,298          58,014

Provision for loan losses                                         1,875             792
                                                              ---------       ---------
    Net interest income after provision for loan losses          56,423          57,222

NON-INTEREST INCOME:
Net gain (loss) on sales of loans and securities                    798              (1)
Mortgage-banking activities                                       3,018             136
Service fees                                                      7,306           5,098
Other                                                             2,523             861
                                                              ---------       ---------
    Total non-interest income                                    13,645           6,094
                                                              ---------       ---------

NON-INTEREST EXPENSE:
Compensation and employee benefits                               19,204          16,036
Occupancy costs                                                   5,546           5,328
Data processing fees                                              2,342           2,350
Advertising                                                       1,670           1,366
Amortization of goodwill                                             --           3,632
Amortization of intangible assets                                 1,922           1,720
Other                                                             7,053           7,731
                                                              ---------       ---------
    Total non-interest expense                                   37,737          38,163
                                                              ---------       ---------

Income before provision for income taxes                         32,331          25,153
Provision for income taxes                                       12,137          10,617
                                                              ---------       ---------
Net income                                                    $  20,194       $  14,536
                                                              =========       =========

Basic earnings per share                                      $    0.38       $    0.25
                                                              =========       =========

Diluted earnings per share                                    $    0.37       $    0.25
                                                              =========       =========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                      (In Thousands, except Share Amounts)
                                   (Unaudited)



                                                                                                                 Unallocated
                                                                                       Additional                  Common
                                                                             Common     Paid in      Treasury    Stock Held
                                                                             Stock      Capital       Stock        by ESOP
                                                                             -----      -------       -----        -------
Balance - March 31, 2001                                                   $     760   $ 723,418    $(230,012)   $ (82,805)
Comprehensive income:
   Net income for the three months ended June 30, 2001                            --          --           --           --
   Other comprehensive income, net of tax benefit of $0.5 million
       Change in net unrealized losses on securities available-for-sale,
          net of tax                                                              --          --           --           --
       Less: reclassification adjustment of net losses realized in net
          income, net of tax                                                      --          --           --           --
                                                                           ---------   ---------    ---------    ---------
Comprehensive income                                                              --          --           --           --
Repurchase of common stock (50,500 shares)                                        --          --         (951)          --
Treasury stock issued for options exercised and directors fees
   (33,187 shares)                                                                --         (16)         451           --
Dividends declared                                                                --          --           --           --
Accelerated vesting of stock options                                              --         603           --           --
ESOP shares committed to be released                                              --          57           --        1,235
Amortization of earned portion of Recognition and Retention Plan                  --         872           --           --
                                                                           ---------   ---------    ---------    ---------
Balance - June 30, 2001                                                    $     760   $ 724,934    $(230,512)   $ (81,570)
                                                                           =========   =========    =========    =========



Balance - March 31, 2000                                                   $     760   $ 718,953    $(116,693)   $ (87,749)
Comprehensive income:
   Net income for the three months ended June 30, 2000                            --          --           --           --
   Other comprehensive income, net of tax benefit of $23.3 million
       Change in net unrealized losses on securities available-for-sale,
          net of tax                                                              --          --           --           --
       Less: reclassification adjustment of net losses realized in net
          income, net of tax                                                      --          --           --           --
                                                                           ---------   ---------    ---------    ---------
Comprehensive income                                                              --          --           --           --
Repurchase of common stock (2,075,500 shares)                                     --          --      (25,832)          --
Treasury stock issued for options exercised (5,906 shares)                        --         (59)          81           --
Dividends declared                                                                --          --           --           --
ESOP shares committed to be released                                              --        (366)          --        1,236
Amortization of earned portion of Recognition and Retention Plan                  --         (96)          --           --
                                                                           ---------   ---------    ---------    ---------
Balance - June 30, 2000                                                    $     760   $ 718,432    $(142,444)   $ (86,513)
                                                                           =========   =========    =========    =========

                                                                             Unearned
                                                                           Common Stock                 Accumulated
                                                                              Held by                      Other
                                                                            Recognition    Retained    Comprehensive
                                                                               Plan        Earnings    Income/(Loss)     Total
                                                                               ----        --------    -------------     -----
Balance - March 31, 2001                                                    $ (22,744)    $ 425,016     $    (477)     $ 813,156
Comprehensive income:
   Net income for the three months ended June 30, 2001                             --        20,194            --         20,194
   Other comprehensive income, net of tax benefit of $0.5 million
       Change in net unrealized losses on securities available-for-sale,
          net of tax                                                               --            --           680            680
       Less: reclassification adjustment of net losses realized in net
          income, net of tax                                                       --            --          (457)          (457)
                                                                            ---------     ---------     ---------      ---------
Comprehensive income                                                               --        20,194           223         20,417
Repurchase of common stock (50,500 shares)                                         --            --            --           (951)
Treasury stock issued for options exercised and directors fees
   (33,187 shares)                                                                 --            --            --            435
Dividends declared                                                                 --        (9,235)           --         (9,235)
Accelerated vesting of stock options                                               --            --            --            603
ESOP shares committed to be released                                               --            --            --          1,292
Amortization of earned portion of Recognition and Retention Plan                1,700            --            --          2,572
                                                                            ---------     ---------     ---------      ---------
Balance - June 30, 2001                                                     $ (21,044)    $ 435,975     $    (254)     $ 828,289
                                                                            =========     =========     =========      =========



Balance - March 31, 2000                                                    $ (27,907)    $ 380,358     $ (32,915)     $ 834,807
Comprehensive income:
   Net income for the three months ended June 30, 2000                             --        14,536            --         14,536
   Other comprehensive income, net of tax benefit of $23.3 million
       Change in net unrealized losses on securities available-for-sale,
          net of tax                                                               --            --         2,222          2,222
       Less: reclassification adjustment of net losses realized in net
          income, net of tax                                                       --            --            --             --
                                                                            ---------     ---------     ---------      ---------
Comprehensive income                                                               --        14,536         2,222         16,758
Repurchase of common stock (2,075,500 shares)                                      --            --            --        (25,832)
Treasury stock issued for options exercised (5,906 shares)                         --            --            --             22
Dividends declared                                                                 --        (4,294)           --         (4,294)
ESOP shares committed to be released                                               --            --            --            870
Amortization of earned portion of Recognition and Retention Plan                1,507            --            --          1,411
                                                                            ---------     ---------     ---------      ---------
Balance - June 30, 2000                                                     $ (26,400)    $ 390,600     $ (30,693)     $ 823,742
                                                                            =========     =========     =========      =========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                    2001               2000
                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $    20,194        $    14,536
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan losses                                             1,875                792
Net (gain) loss on sale of loans and securities                        (798)                 1
Amortization of deferred income and premiums                         (1,560)            (1,107)
Amortization of goodwill                                                 --              3,632
Amortization of intangibles                                           1,922              1,720
Depreciation and amortization                                         3,026              2,973
Amortization of unearned compensation of ESOP and RRP                 3,801              2,242
Increase in accrued interest receivable                             (10,179)            (2,349)
(Increase) decrease in accounts receivable-securities
  transactions                                                         (466)                69
Increase (decrease) in other accounts receivable                     (1,676)            19,372
Increase (decrease) in accrued expenses and other
  liabilities                                                        16,555            (11,268)
Other, net                                                              113              3,417
                                                                -----------        -----------
Net cash provided by operating activities                            32,807             34,030
                                                                -----------        -----------

CASH FLOW FROM INVESTING ACTIVITIES:

Loan originations and purchases                                    (477,010)          (291,483)
Principal payments on loans                                         180,025            164,677
Proceeds from sale of loans                                         143,611             38,800
Advances on warehouse mortgage lines of credit                   (1,149,665)          (337,215)
Repayments on warehouse mortgage lines of credit                  1,103,089            284,069
Proceeds from sale of securities available-for-sale                  35,500             19,999
Proceeds from maturities of securities available-for-sale             2,500              2,519
Principal collected on securities available-for-sale                 54,341             29,426
Purchases of securities available-for-sale                         (186,451)           (10,000)
Redemption of FHLB stock                                              8,275                 --
Proceeds from sale of other real estate                                 199                110
Net additions to premises, furniture and equipment                   (1,930)            (1,522)
                                                                -----------        -----------
Net cash used in investing activities                              (287,516)          (100,620)
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in demand and savings deposits              187,795            (15,365)
Net (decrease) increase in time deposits                           (102,452)            56,895
Net increase in borrowings                                          171,917            170,971
Net decrease in escrow and other deposits                           (22,624)           (16,949)
Decrease in cumulative trust preferred securities                        --               (433)
Proceeds on exercise of stock options                                   136                 22
Repurchase of common stock                                             (343)           (25,636)
Dividends paid                                                       (4,345)            (4,295)
                                                                -----------        -----------
Net cash provided by financing activities                           230,084            165,210
                                                                -----------        -----------
Net (decrease) increase in cash and cash equivalents                (24,625)            98,620
Cash and cash equivalents at beginning of period                    277,762            152,167
                                                                -----------        -----------
Cash and cash equivalents at end of period                      $   253,137        $   250,787
                                                                ===========        ===========

SUPPLEMENTAL INFORMATION
Income taxes paid                                               $       682        $    16,649
                                                                ===========        ===========
Interest paid                                                   $    57,871        $    55,341
                                                                ===========        ===========

See accompanying notes to consolidated financial statements

                        INDEPENDENCE COMMUNITY BANK CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION/FORM OF OWNERSHIP

         Independence Community Bank (the "Bank") was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a newly formed mutual holding company (the "Mutual Holding Company").

         On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge it with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled.

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

         The Board of Directors declared the Company's twelfth consecutive quarterly cash dividend on June 22, 2001. The dividend amounted to $0.09 per share of common stock and was paid on July 24, 2001 to shareholders of record on July 10, 2001.

         On November 27, 2000 the Company announced that its Board of Directors authorized the eighth stock repurchase plan for up to five percent of common shares then outstanding or 3,062,414 shares. As of June 30, 2001, 26,413,466 shares had been purchased at an aggregate cost of $366.9 million pursuant to the Company's eight repurchase programs. As of June 30, 2001, a total of 2,173,035 shares had been repurchased at an average cost of $15.32 per share under the eighth repurchase plan.

         The repurchased shares are held as treasury stock. As discussed below, a portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions by the Company (see Note 2 - Acquisitions). Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan"), and for general corporate purposes.


2. ACQUISITIONS

         The Company completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National"), with and into the Bank, all effective as of the close of business on July 31, 1999.

         Under the terms of the Agreement and Plan of Merger between the Company and Broad dated February 1, 1999 (the "Broad Agreement"), the merger consideration consisted of approximately 50% Independence common stock and 50% cash. The Broad transaction had an aggregate value of approximately $132 million assuming an acquisition value of $26.50 for each share of Broad common stock. The Company issued approximately 4,929,082 shares in connection with the acquisition of Broad.

         The Company completed its acquisition of Statewide Financial Corp. ("Statewide") and the merger of Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A. ("Statewide Bank"), with and into the Bank, all effective as of the close of business on January 7, 2000. Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,173,098 shares of Company common stock and approximately $51.2 million (or $25.14 per share) based upon 4,051,277 shares of Statewide common stock deemed outstanding under the terms of the Statewide Agreement as of the completion of the merger.

         As a result of the Broad acquisition, the Company acquired $646.3 million in assets and assumed $584.8 million of deposits. As a result of the Statewide acquisition, the Company acquired $745.2 million of assets and assumed $443.7 million of deposits. The acquisitions were accounted for as purchases and the excess of cost over the fair value of net assets acquired ("goodwill") in the Broad and Statewide transactions were $98.8 million and $88.6 million, respectively. Effective April 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which resulted in discontinuing the amortization of goodwill. At the time of adoption, the remaining balance of goodwill resulting from the acquisitions of Broad and Statewide was $169.0 million. Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over 15 years. (See Note 11 - Goodwill and Intangible Assets.)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

         Business

         The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 67 full-service banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau County, New York and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Company currently expects to expand its branch network through the opening of five branch offices over the next eighteen months. The Company has received regulatory approval to open a branch office in Staten Island, which is expected to open by the end of 2001. The Company has plans to open two branch offices in northern New Jersey and is seeking additional branch locations on Long Island and in Westchester County. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system.

4. EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation as well as non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 52,472,381 and 54,201,793 shares for the quarter ended June 30, 2001 compared to 58,846,237 and 58,937,198 shares for the quarter ended June 30, 2000.

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

         Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Compensation expense related to the 70,411 shares committed to be released during the first quarter of fiscal 2002 was $1.2 million, which was equal to the shares committed to be released by the ESOP multiplied by the average estimated fair value of the common stock during the period in which they were released. At June 30, 2001, 801,812 shares were allocated to participants' accounts.

         Recognition and Retention Plan

         The Recognition Plan was implemented in September 1998 and may make restricted stock awards in an aggregate amount up to 4% of the shares of common stock sold in the Conversion, or 2,816,435 shares. During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain participants have been granted performance-based shares. These shares become earned only if annually-established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted 200,000 performance-based shares in fiscal 2001 and non-performance share awards covering 28,363 shares, 25,363 shares and 70,000 shares during fiscal 2000, 2001, and 2002, respectively. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. The amounts also become 100% vested upon a change in control of the Company. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $2.6 million related to the Recognition Plan for the three months ended June 30, 2001, of which $0.7 million related to the accelerated vesting of 42,247 shares due to the retirement of a senior officer.

         Stock Option Plan

         The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 10% of the shares of common stock sold in the conversion, or 7,041,088 shares. Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. On September 25, 1998, the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. During fiscal 2000, 2001 and 2002, the Board of Directors granted options covering 146,000, 325,000 and 234,000 shares, respectively. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. Options become 100% vested upon a change in control of the Company. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after its date of grant or six months after the date in which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. The granting of these options did not affect the Company's results of operations for the three months ended June 30, 2001 or its statement of condition at June 30, 2001. In the first quarter of fiscal 2002, the Committee administering the Plan approved the acceleration of 105,617 options due to the retirement of a senior officer, resulting in $0.6 million of compensation expense.

         Broad and Statewide maintained several stock option plans for its officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions.

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

7. SECURITIES AVAILABLE-FOR-SALE

         The amortized cost and estimated fair value of securities available-for-sale at June 30, 2001 are as follows:

                                                                    GROSS             GROSS          ESTIMATED
                                                  AMORTIZED       UNREALIZED       UNREALIZED           FAIR
                                                    COST            GAINS            LOSSES            VALUE
                                                    ----            -----            ------            -----
                                                                         (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                  $  135,001       $        6       $   (5,345)       $  129,662
   Municipals                                         2,772               82               (2)            2,852
                                                 ----------       ----------       ----------        ----------
 Total debt securities                              137,773               88           (5,347)          132,514
                                                 ----------       ----------       ----------        ----------
 Equity securities:
   Preferred                                        212,765               10              (70)          212,705
   Common                                               953              884               --             1,837
                                                 ----------       ----------       ----------        ----------
 Total equity securities                            213,718              894              (70)          214,542
                                                 ----------       ----------       ----------        ----------
Total investment securities                         351,491              982           (5,417)          347,056
                                                 ----------       ----------       ----------        ----------

Mortgage-related securities:
  FNMA pass through certificates                     20,576               96             (420)           20,252
  GNMA pass through certificates                     24,758            1,111              (10)           25,859
  FHLMC pass through certificates                    11,822               80             (208)           11,694
  Collateralized mortgage obligation bonds          609,592            3,651           (1,074)          612,169
                                                 ----------       ----------       ----------        ----------
Total mortgage-related securities                   666,748            4,938           (1,712)          669,974
                                                 ----------       ----------       ----------        ----------
Total securities available-for-sale              $1,018,239       $    5,920       $   (7,129)       $1,017,030
                                                 ==========       ==========       ==========        ==========


         The amortized cost and estimated fair value of securities available-for-sale at March 31, 2001 are as follows:

                                                                    GROSS             GROSS          ESTIMATED
                                                  AMORTIZED       UNREALIZED       UNREALIZED           FAIR
                                                    COST            GAINS            LOSSES            VALUE
                                                    ----            -----            ------            -----
                                                                         (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies                  $  145,837       $      814       $   (6,499)       $  140,152
   Municipals                                         2,772               66               (1)            2,837
                                                 ----------       ----------       ----------        ----------
 Total debt securities                              148,609              880           (6,500)          142,989
                                                 ----------       ----------       ----------        ----------
 Equity securities:
   Preferred                                         56,365                7              (55)           56,317
   Common                                               953              939               --             1,892
                                                 ----------       ----------       ----------        ----------
 Total equity securities                             57,318              946              (55)           58,209
                                                 ----------       ----------       ----------        ----------
Total investment securities                         205,927            1,826           (6,555)          201,198
                                                 ----------       ----------       ----------        ----------

Mortgage-related securities:
  FNMA pass through certificates                     21,182              112             (183)           21,111
  GNMA pass through certificates                     26,711              900              (23)           27,588
  FHLMC pass through certificates                    12,705               81              (81)           12,705
  Collateralized mortgage obligation bonds          656,768            3,665           (1,288)          659,145
                                                 ----------       ----------       ----------        ----------
Total mortgage-related securities                   717,366            4,758           (1,575)          720,549
                                                 ----------       ----------       ----------        ----------
Total securities available-for-sale              $  923,293       $    6,584       $   (8,130)       $  921,747
                                                 ==========       ==========       ==========        ==========

8. LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                        JUNE 30, 2001                      MARCH 31, 2001
                                                 ---------------------------       ----------------------------
                                                                  PERCENT OF                         PERCENT OF
                                                   AMOUNT            TOTAL           AMOUNT             TOTAL
                                                   ------            -----           ------             -----
                                                                     (DOLLARS IN THOUSANDS)
Mortgage loans on real estate:
  Single-family residential                      $  561,313             10.3%      $  587,153              11.1%
  Cooperative apartment                             391,871              7.2          409,344               7.8
  Multi-family residential                        2,605,798             47.7        2,620,888              49.8
  Commercial real estate                            936,401             17.1          861,187              16.4
                                                 ----------       ----------       ----------        ----------
    Total principal balance - mortgage loans      4,495,383             82.3        4,478,572              85.1
  Less net deferred fees                             10,100              0.2           10,588               0.2
                                                 ----------       ----------       ----------        ----------
Total mortgage loans on real estate               4,485,283             82.1        4,467,984              84.9
                                                 ----------       ----------       ----------        ----------

Commercial business loans                           476,458              8.7          436,751               8.3
                                                 ----------       ----------       ----------        ----------

Other loans:
  Warehouse mortgage lines of credit                336,803              6.2          206,707               3.9
  Home equity loans and lines of credit             130,226              2.4          117,701               2.3
  Student loans                                         959              0.0            1,200               0.0
  Consumer and other loans                           33,335              0.6           32,289               0.6
                                                 ----------       ----------       ----------        ----------
    Total principal balance - other loans           501,323              9.2          357,897               6.8
  Less unearned discounts and deferred fees             997              0.0            1,191               0.0
                                                 ----------       ----------       ----------        ----------
Total other loans                                   500,326              9.2          356,706               6.8
                                                 ----------       ----------       ----------        ----------

Total loans receivable                            5,462,067            100.0%       5,261,441             100.0%
                                                 ----------       ==========       ----------        ==========
Less allowance for loan losses                       73,527                            71,716
                                                 ----------                        ----------
Loans receivable, net                            $5,388,540                        $5,189,725
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

                                                            JUNE 30,       MARCH 31,
                                                              2001           2001
                                                            -------        -------
                                                             (Dollars in Thousands)
Non-accrual loans:
  Mortgage loans:
   Single-family residential                                $ 4,054        $ 5,035
   Cooperative apartment                                        187            211
   Multi-family residential                                     389            524
   Commercial real estate                                     2,497          3,477
  Commercial business loans                                   6,610          6,795
  Other loans(1)                                              1,073          1,534
                                                            -------        -------
     Total non-accrual loans                                 14,810         17,576
                                                            -------        -------
Loans past due 90 days or more as to:
  Interest and accruing                                         253            322
  Principal and accruing(2)                                  15,272         17,750
                                                            -------        -------
     Total past due loans and accruing                       15,525         18,072
                                                            -------        -------

     Total non-performing loans                              30,335         35,648
                                                            -------        -------
Other real estate owned, net(3)                                 130            235
                                                            -------        -------
Total non-performing assets                                 $30,465        $35,883
                                                            =======        =======


Allowance for loan losses as a percent of total loans          1.35%          1.36%

Allowance for loan losses as a percent of non-
 performing loans                                            242.38%        201.18%

Non-performing loans as a percent of total loans               0.56%          0.68%

Non-performing assets as a percent of total assets             0.42%          0.51%


(1) Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)      Net of related loss allowances.

10. ALLOWANCE FOR LOAN LOSSES

         It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans, and the number of loans requiring heightened management oversight. Management believes that based on information currently available, the Company's allowance for possible loan losses is sufficient to absorb losses inherent in its loan portfolio at this time. However, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to absorb future possible loan losses incurred by the Company or that future adjustments to the allowance for possible loan losses will not be necessary if, among other things, economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for possible loan losses.

      The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                       2001              2000
                                                     --------          --------
                                                       (Dollars in Thousands)
Allowance at beginning of period                     $ 71,716          $ 70,286
                                                     --------          --------

Provision:
  Mortgage loans                                        1,400               525
  Commercial business and other loans(1)                  475               267
                                                     --------          --------
  Total provisions                                      1,875               792
                                                     --------          --------

Charge-offs:
  Mortgage loans                                          141                22
  Commercial business and other loans(1)                  150               274
                                                     --------          --------
  Total charge-offs                                       291               296
                                                     --------          --------

Recoveries:
  Mortgage loans                                           17               643
  Commercial business and other loans(1)                  210             1,200
                                                     --------          --------
  Total recoveries                                        227             1,843
                                                     --------          --------

Net (charge-offs) recoveries                              (64)            1,547
                                                     --------          --------
Allowance at end of period                           $ 73,527          $ 72,625
                                                     ========          ========

Allowance for possible loan losses as a
 percent of total loans                                  1.35%             1.43%

Allowance for possible loan losses as a
 percent of total non-performing loans(2)              242.38%           246.21%

(1) Includes commercial business loans, warehouse mortgage lines of credit, home equity loans and lines of credit, student loans, automobile loans and secured and unsecured personal loans.

(2) Non-performing loans consist of (i) non-accrual loans, (ii) loans 90 days or more past due as to interest or principal and (iii) other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

11. GOODWILL AND INTANGIBLE ASSETS

         Effective April 1, 2001, the Company early adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized.

         The Company's goodwill was $185.2 million at June 30, 2001 and March 31, 2001. The Company is required to complete its transitional impairment test of existing goodwill by September 30, 2001. As of the date hereof, the Company does not expect any impairment loss as a result of such test. The Company will be required to test the value of its goodwill at least annually.

         The following table sets forth the Company's goodwill and intangible assets at the periods indicated:

                                             AT JUNE 30, 2001                          AT MARCH 31, 2001
                                   -----------------------------------       -----------------------------------
                                    GROSS                        NET          GROSS                        NET
                                   CARRYING    ACCUMULATED     CARRYING      CARRYING    ACCUMULATED     CARRYING
                                    AMOUNT     AMORTIZATION     AMOUNT        AMOUNT     AMORTIZATION     AMOUNT
                                    ------     ------------     ------        ------     ------------     ------
                                                               (DOLLARS IN THOUSANDS)
Amortized intangible assets:
  Deposit intangibles              $52,874       $40,725       $12,149       $52,874       $39,041       $13,833
  Other intangibles                    800           202           598            --            --            --
                                   -------       -------       -------       -------       -------       -------
Total                              $53,674       $40,927       $12,747       $52,874       $39,041       $13,833
                                   =======       =======       =======       =======       =======       =======

     The following sets forth the estimated amortization expense for the fiscal years ended March 31:

                       2002                                 $ 7,536
                       2003                                 $ 6,479
                       2004                                 $   571
                       2005                                 $    48

         Amortization expense on intangible assets was $1.9 million and $1.7 million for the quarter ended June 30, 2001 and 2000, respectively. In addition, the 2000 period included $3.6 million related to the amortization of goodwill. Amortization expense on intangible assets under equity method investments was $0.1 million for the quarter ended June 30, 2001 and 2000.

s



         The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill which was recognized in the quarter ended June 30, 2000 as if such goodwill had not been recognized in accordance with SFAS No. 142.


                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                                 -----------------------------------
                                                        2001             2000
                                                     ----------       ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income                                  $   20,194       $   14,536
Add back goodwill amortization                               --            3,632
                                                     ----------       ----------
Adjusted net income                                  $   20,194       $   18,168
                                                     ==========       ==========

Basic earnings per share:
 As reported                                         $     0.38       $     0.25
 Goodwill amortization                                       --             0.06
                                                     ----------       ----------
Adjusted basic earnings per share                    $     0.38       $     0.31
                                                     ==========       ==========

Diluted earnings per share:
 As reported                                         $     0.37       $     0.25
 Goodwill amortization                                       --             0.06
                                                     ----------       ----------
Adjusted diluted earnings per share                  $     0.37       $     0.31
                                                     ==========       ==========

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

         The Company's results of operations also are affected by the provision for loan losses, resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense, data processing services, amortization of intangibles, and income tax expense.

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

         In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on current management expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

         The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

CHANGES IN FINANCIAL CONDITION

GENERAL

         Total assets at June 30, 2001 were $7.28 billion, an increase of $266.3 million, from $7.01 billion at March 31, 2001. The increase resulted mainly from the growth of the Company's loan portfolio, which was funded by increased borrowings and deposits. At June 30, 2001, by comparison to March 31, 2001, the Company's loan and securities available-for-sale portfolios had grown by $200.6 million and $95.3 million, respectively, while cash and cash equivalents decreased $24.7 million and other assets decreased $11.1 million.

CASH AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS")

         Cash and cash equivalents decreased by 8.9%, from $277.8 million at March 31, 2001, to $253.1 million at June 30, 2001. The $24.7 million decrease was principally due to the use of such assets to fund commercial mortgage and business loan originations. (see "Loans" below).

SECURITIES AVAILABLE-FOR-SALE

         The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $95.3 million or 10.3% from $921.7 million at March 31, 2001 to $1.02 billion at June 30, 2001. Total securities increased during the three months ended June 30, 2001 primarily as a result of the purchase of $186.5 million of securities, primarily short-term Dutch Auction Rate Preferred Stock securities, partially offset by $50.6 million of paydowns of mortgage -- related securities and $40.9 million in maturities, prepayments and sales of investment securities. As of June 30, 2001 and March 31, 2001, the Company's investment securities totaled $347.1 million and $201.2 million, respectively, all of which were classified as available-for-sale.

         The Company's mortgage-related securities decreased from $720.5 million at March 31, 2001 to $670.0 million at June 30, 2001. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Company also invests in collateralized mortgage obligations ("CMOs") issued by private issuers, most of which are AAA rated and are conservative current pay sequentials or planned amortization class structures, and CMOs backed by U.S. government agency securities.

         At June 30, 2001, the Company had a $1.2 million net unrealized loss on available-for-sale investment and mortgage-related securities as compared to a $1.5 million net unrealized loss at March 31, 2001.

LOANS

         Loans increased by $200.6 million or 3.8% to $5.46 billion at June 30, 2001 from $5.26 billion at March 31, 2001. The Company continued its focus on expanding its higher yielding portfolios of commercial real estate, commercial business and mortgage warehouse lines of credit as part of its business plan. As a part of such effort, the Company purchased in April 2001 the assets of the former Summit Bank's Mortgage Banking Finance Group ("MBFG") from FleetBoston Financial Corporation. MBFG is a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in the tri-state area. The acquisition increased the Company's mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances. Warehouse mortgage lines of credit are short-term secured advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages. In addition to continuing to generate mortgage loans for portfolio on multi-family and commercial real estate, the Company also commenced a strategy in fiscal 2001 to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing in order to further the Company's ongoing strategic objective to increase non-interest income related to lending and servicing revenue. During the first quarter of fiscal 2002, the Company sold $142.7 million of such loans. Warehouse mortgage lines of credit increased $130.1 million from $206.7 million at March 31, 2001 to $336.8 million at June 30, 2001, due to internal growth of $46.6 million fueled by a robust residential mortgage refinance market combined with the acquisition of $83.5 million of outstanding mortgage warehouse advances. Commercial real estate loans increased $75.2 million to $936.4 million at June 30, 2001 compared to $861.2 million at March 31, 2001 and commercial business loans increased $39.7 million or 9.1% to $476.5 million at June 30, 2001. As a result of the Company's focus on expanding its higher yielding portfolios, the multi-family residential mortgage loan portfolio decreased $15.1 million, from $2.62 billion at March 31, 2001, to $2.61 billion at June 30, 2001. Such loans comprised 47.7% of the total loan portfolio at June 30, 2001, compared to 49.8% at March 31, 2001.

NON-PERFORMING ASSETS

         The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets amounting to 42 basis points (0.42%) at June 30, 2001 compared to 51 basis points (0.51%) at March 31, 2001. At June 30, 2001, the Company's non-performing assets consisted of $14.8 million of non-accrual loans, $0.3 million of loans past due 90 days or more as to interest and accruing, $15.3 million of loans past due 90 days or more as to principal and accruing ($8.8 million of which were multi-family loans and $6.2 million of which were commercial and other real estate loans) and $130,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets decreased by $5.4 million to $30.5 million at June 30, 2001 from $35.9 million at March 31, 2001. This decrease was primarily due to a $2.8 million decrease in non-accrual loans, primarily single-family residential and commercial real estate loans, and a $2.5 million decrease in loans which were 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule.

ALLOWANCE FOR LOAN LOSSES

         The Company's allowance for loan losses amounted to $73.5 million at June 30, 2001, as compared to $71.7 million at March 31, 2001. At June 30, 2001, the Company's allowance amounted to 1.35% of total loans and 242.4% of total non-performing loans compared to 1.36% and 201.2% at March 31, 2001, respectively. It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

         The Company's allowance for loan losses increased $1.8 million from March 31, 2001 to June 30, 2001 due to a $1.8 million provision, net of charge-offs of $0.1 million. The increase during the period was due to several factors, including growth in the size of the Company's loan portfolio, the Company's increased investment in commercial real estate loans, all of which were concentrated in the New York City metropolitan area, the increased number of larger commercial real estate loans, the substantial increase in mortgage warehouse advances and the increased amount and number of commercial business loans. Such loans are generally considered to have an inherently greater risk of loss.

GOODWILL AND INTANGIBLE ASSETS

         Effective April 1, 2001, the Company early adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. The Company's goodwill which aggregated $185.2 million resulted from the acquisitions of Broad and Statewide as well as the acquisition of Bay Ridge Bancorp, Inc. in January 1996. The Company's $12.7 million of intangible assets resulted primarily from two branch purchase transactions in fiscal 1996. The Company's intangible assets decreased by $1.1 million to $12.7 million at June 30, 2001 from $13.8 million at March 31, 2001 primarily as a result of the amortization of the intangible assets. The amortization of intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, the bulk of the remaining identified intangibles as of June 30, 2001 will be amortized by the end of fiscal 2003.

DEPOSITS

         Deposits increased $85.3 million or 1.8% to $4.75 billion at June 30, 2001 compared to $4.67 billion at March 31, 2001. The increase was due to deposit inflows totaling $43.2 million and interest credited of $42.1 million. Lower costing core deposits increased $187.8 million, or 7.9%, to $2.58 billion at June 30, 2001 compared to March 31, 2001 and increased $282.1 million, or 12.3%, from June 30, 2000. Increasing core deposits is an integral part of the Company's business strategy and complements the increased emphasis on expanding commercial lending. Execution of this strategy is evidenced by the increase in core deposits to approximately 54.2% of total deposits at June 30, 2001 compared to 51.2% of total deposits at March 31, 2001.

BORROWINGS

         Borrowings increased $171.9 million or 13.1% to $1.48 billion at June 30, 2001 compared to $1.31 billion at March 31, 2001. This increase was primarily to fund the growth in the loan portfolio.

EQUITY

         At June 30, 2001, total stockholders' equity totaled $828.3 million, or $14.01 per share, compared to $813.2 million, or $13.75 per share at March 31, 2001. This $15.1 million increase was primarily due to net income of $20.2 million, amortization of the earned portion of Recognition Plan grants of $2.6 million, $0.6 million related to accelerated vesting of stock options and $1.3 million related to ESOP shares committed to be released for the first three months of fiscal 2002. Partially offsetting this increase was a $1.0 million reduction in capital due to the purchase of shares in connection with the Company's ongoing open market stock repurchase program combined with $9.2 million of dividends declared. Tangible book value per share was $10.66 and the tangible equity to tangible assets ratio was 8.90% at June 30, 2001.

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

                                                                       FOR THE THREE MONTHS ENDED
                                               -------------------------------------------------------------------------------
                                                          JUNE 30, 2001                             JUNE 30, 2000
                                               ----------------------------------         ------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
                                                                            AVERAGE                                    AVERAGE
                                               AVERAGE                      YIELD/        AVERAGE                      YIELD/
                                               BALANCE       INTEREST        COST         BALANCE       INTEREST        COST
                                               -------       --------        ----         -------       --------        ----
Interest-earning assets:
 Loans receivable (1):
   Mortgage loans                             $4,469,071    $   84,553          7.57%    $4,537,484    $   83,943          7.40%
   Commercial business loans                     455,746         9,409          8.28        255,309         5,620          8.83
   Warehouse mortgage lines of credit            272,791         4,726          6.85         63,623         1,463          9.10
   Other loans (2)                               158,539         3,310          8.35        193,381         4,010          8.29
                                              ----------    ----------                   ----------    ----------
 Total loans                                   5,356,147       101,998          7.62      5,049,797        95,036          7.53
 Mortgage-related securities                     698,896        11,057          6.33        802,579        12,892          6.43
 Investment securities                           285,498         3,852          5.40        217,924         3,384          6.21
 Other interest-earning assets (3)               195,826         2,492          5.09        175,298         3,782          8.63
                                              ----------    ----------                   ----------    ----------
Total interest-earning assets                  6,536,367       119,399          7.31      6,245,598       115,094          7.37
                                                            ----------    ----------                   ----------    ----------
Non-interest-earning assets                      561,242                                    424,738
                                              ----------                                 ----------
  Total assets                                $7,097,609                                 $6,670,336
                                              ==========                                 ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits (4)                         $1,315,488    $    5,595          1.71     $1,138,320    $    4,770          1.68
  Savings deposits                             1,221,765         6,223          2.04      1,208,900         6,510          2.16
  Certificates of deposit                      2,233,651        30,269          5.44      2,118,495        28,276          5.35
                                              ----------    ----------                   ----------    ----------
   Total deposits                              4,770,904        42,087          3.54      4,465,715        39,556          3.55
                                              ----------    ----------                   ----------    ----------
 Cumulative trust preferred
  securities                                      11,067           262          9.46         11,357           262          9.23
 Borrowings                                    1,352,409        18,752          5.56      1,221,552        17,262          5.67
                                              ----------    ----------                   ----------    ----------
Total interest-bearing liabilities             6,134,380        61,101          4.00      5,698,624        57,080          4.02
                                                            ----------    ----------                   ----------    ----------
Non-interest-bearing liabilities                 145,680                                    144,275
                                              ----------                                 ----------
Total liabilities                              6,280,060                                  5,842,899
Total stockholders' equity                       817,549                                    827,437
                                              ----------                                 ----------
Total liabilities and stockholders' equity    $7,097,609                                 $6,670,336
                                              ==========                                 ==========

Net interest-earning assets                   $  401,987                                 $  546,974
                                              ==========                                 ==========
Net interest income/interest rate spread                    $   58,298          3.31%                  $   58,014          3.35%
                                                            ==========    ==========                   ==========    ==========

Net interest margin                                                             3.56%                                      3.71%
                                                                          ==========                                 ==========
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                                                   1.07x                                      1.10x
                                                                          ==========                                 ==========

----------

     (1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

     (2) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

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



                                              THREE MONTHS ENDED JUNE 30, 2001
                                        COMPARED TO THREE MONTHS ENDED JUNE 30, 2000
                                        --------------------------------------------
                                          Increase (Decrease) due to     Total Net
                                          --------------------------     Increase
                                             Rate          Volume       (Decrease)
                                             ----          ------       ----------
                                                       (In Thousands)
Interest-earning assets:
Loans receivable:
  Mortgage loans                           $ 1,757        $(1,147)       $   610
  Commercial business loans                   (370)         4,159          3,789
  Warehouse mortgage lines of credit          (443)         3,706          3,263
  Other loans(1)                                28           (728)          (700)
                                           -------        -------        -------
Total loans receivable                         972          5,990          6,962

Mortgage-related securities                   (197)        (1,638)        (1,835)
Investment securities                         (483)           951            468
Other interest-earning assets               (1,693)           403         (1,290)
                                           -------        -------        -------
Total net change in income on
 interest-earning assets                    (1,401)         5,706          4,305

Interest-bearing liabilities:
  Deposits:
    Demand deposits                            123            702            825
    Savings deposits                          (357)            70           (287)
    Certificates of deposit                    430          1,563          1,993
                                           -------        -------        -------
Total deposits                                 196          2,335          2,531
Trust preferred securities                       7             (7)            --
Borrowings                                    (338)         1,828          1,490
                                           -------        -------        -------
Total net change in expense on
 interest-bearing liabilities                 (135)         4,156          4,021
                                           -------        -------        -------

Net change in net interest income          $(1,266)       $ 1,550        $   284
                                           =======        =======        =======

----------

(1) Includes home equity loans and lines of credit, home improvement loans, student loans, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL

         The Company reported a 48.0% increase in diluted earnings per share to $0.37 for the quarter ended June 30, 2001 compared to $0.25 for the quarter ended June 30, 2000. Net income increased 38.9% to $20.2 million for the quarter ended June 30, 2001 compared to $14.5 million for the quarter ended June 30, 2000. Effective April 1, 2001, the Company early adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. As a result of the early adoption, net income increased by $3.6 million and diluted earnings per share increased by $0.06 for the quarter ended June 30, 2001.

         Cash earnings for the first quarter of fiscal 2002 increased 15.6% to $24.5 million and increased 25.0% per diluted share to $0.45 compared to the same period in the prior fiscal year. Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock benefit plans, net of tax. The Company believes the reporting of cash earnings along with earnings calculated in accordance with generally accepted accounting principles (GAAP) provides further insight into the Company's operating performance.

NET INTEREST INCOME

         Net interest income increased by $0.3 million to $58.3 million for the three months ended June 30, 2001 as compared to $58.0 million for the three months ended June 30, 2000. The increase was due to a $4.3 million increase in interest income partially offset by a $4.0 million increase in interest expense. The growth in net interest income reflects primarily the $290.8 million increase in average interest-earning assets during the three months ended June 30, 2001 as compared to the same period in the prior year. This increase was primarily attributable to growth in mortgage warehouse lines of credit as well as commercial mortgage and business loans.

         The Company's net interest margin was 3.56% and 3.71% for the three months ended June 30, 2001 and 2000, respectively, as the ratio of interest-earning assets to interest-bearing liabilities declined, primarily due to the Company's use of its earning assets to fund the Bank Owned Life Insurance ("BOLI") program during the third quarter of the prior fiscal year as well as its the stock repurchase programs.

         Interest income increased by $4.3 million to $119.4 million for the quarter ended June 30, 2001 compared to $115.1 million for the quarter ended June 30, 2000. Interest income on loans increased $7.0 million due to a $306.4 million increase in the average balance of loans combined with a 9 basis point increase in the yield earned on loans from 7.53% for the three-month fiscal 2001 period to 7.62% for the three-month fiscal 2002 period. The increase in the average balance is primarily due to the $209.2 million increase in the average balance of warehouse mortgage lines of credit resulting from internal growth of $125.7 million, combined with the acquisition in April 2001 of $83.5 million of outstanding mortgage warehouse advances.

         Income on investment securities increased $0.5 million due to a $67.6 million increase in the average balance of investment securities partially offset by an 81 basis point decrease in the yield earned for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Interest income on mortgage-related securities decreased $1.8 million during the first quarter of fiscal 2002 compared to the same period in fiscal 2001 as a result of a $103.7 million decrease in the average balance of these securities and a 10 basis point decrease in the yield earned. The decrease in the average balance was primarily due to the funding of the BOLI program in the third quarter of fiscal 2001. The declines in the yields reflected the decline in general market rates of interest during the first six months of calendar 2001. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $1.3 million in the current quarter compared to the prior year quarter due to a decrease of $1.3 million in dividends on FHLB stock.

         Interest expense increased $4.0 million to $61.1 million or 7.0% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The $305.2 million increase in the average balance of deposits increased interest paid on deposits by $2.5 million. The increased FHLB borrowings, which have primarily been used to fund mortgage and commercial business loan originations, resulted in additional interest expense of $1.5 million.

PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses increased by $1.1 million, from $0.8 million for the three months ended June 30, 2000 to $1.9 million for the three months ended June 30, 2001. The Company continues to provide for loan losses due to its ongoing and increasing investment in commercial real estate and business loans and mortgage warehouse lines of credit. Such loans are generally considered to have an inherently greater risk of loss. Although management believes the allowance for loan losses at June 30, 2001 was adequate it will continue to evaluate the adequacy of the allowance for loan losses as changes in market conditions, loan portfolio composition, the level of non-performing loans and other factors may result in the need for provisions in the future.

         Non-performing assets as a percentage of total assets declined to 42 basis points at June 30, 2001 compared to 44 basis points at June 30, 2000. The Company's allowance amounted to 1.35% and 1.43% of total loans at June 30, 2001 and 2000, respectively.

NON-INTEREST INCOME

         Emphasis on fee-based income continues to gain momentum throughout the various divisions within the Company. The Company experienced a 123.9% increase in non-interest income, from $6.1 million for the quarter ended June 30, 2000 to $13.6 million for quarter ended June 30, 2001. In the second half of fiscal 2001, the Bank initiated a program to sell multi-family loans in the secondary market, with the Bank retaining servicing. In the quarter ended June 30, 2001, this activity resulted in total revenue of $3.0 million on the sale of $142.7 million of multi-family loans in the secondary market.

         During the quarter ended June 30, 2001, the Company recognized net gains of $0.8 million on the sales of loans and securities, substantially all of which relates to the gain on the sale of a $4.7 million investment security.

         Service fee income increased by $2.2 million, or 43.3% for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. The increase was principally due to a $2.1 million, or 49.9%, increase in consumer banking fees related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial deposits, prudent fee collection efforts as well as an increase in per unit charges. The increase in fee income is also partly due to the introduction in the first quarter of a new Debit Card program. The extension of this program to the remainder of the Company's customer base is expected to be completed by the end of the fiscal year.

         Other non-interest income increased $1.7 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. The increase was primarily attributable to income related to the BOLI program. Prior to the BOLI transaction, which was initiated in the third quarter of fiscal 2001, the assets were invested in interest-earning assets and the income was recognized in interest income.

NON-INTEREST EXPENSES

         Non-interest expense amounted to $37.7 million for the quarter ended June 30, 2001 compared to $38.2 million for the quarter ended June 30, 2000. The $0.5 million decline in expenses was primarily attributable to a $3.6 million decrease in amortization of goodwill due to the early adoption of SFAS No. 142 which was largely offset by an increase of $3.2 million in compensation and benefits.

         Compensation and employee benefits expense increased $3.2 million or 19.8% to $19.2 million for the three months ended June 30, 2001 as compared to the same period in the prior year. The increase was primarily due to a $1.3 million non-recurring expense associated with the acceleration of stock awards with the remainder attributable to higher expenses associated with the stock benefit plans and the expansion of the commercial and retail banking operations.

         Occupancy costs increased $0.2 million to $5.5 million during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase was primarily the result of the expansion of operations resulting from the three de novo branches opened during the last half of fiscal 2001.

         Amortization of goodwill decreased $3.6 million for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. Effective April 1, 2001, the Company early adopted SFAS No. 142, which resulted in the discontinuing of the amortization of goodwill.

         Amortization of intangible assets will continue under SFAS No. 142. Amortization of intangible assets increased $0.2 million during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 due to the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's MBFG.

         Other non-interest expenses decreased $0.7 million, or 8.8%, to $7.1 million for the three months ended June 30, 2001 compared to the same period in the prior year. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

INCOME TAXES

         Income tax expense amounted to $12.1 million and $10.6 million for the three months ended June 30, 2001 and 2000, respectively. The increase experienced in the fiscal 2002 period reflected the increase in the Company's income before income taxes partially offset by a decrease in the Company's effective tax rate for the three months ended June 30, 2001 to 37.5% compared to 42.2% for the three months ended June 30, 2000. The decrease in effective tax rate is due to the early adoption of SFAS No. 142, which discontinues the amortization of non-tax-deductible goodwill for book purposes.

         As of June 30, 2001, the Company had a net deferred tax asset of $68.8 million including a $12.5 million valuation allowance. During fiscal 2001, the Company recorded a $17.2 million adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998. The valuation allowance relates to management's expectation that a portion of such deferred tax asset may not be fully realized.


REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 2001.

                                              REQUIRED                       ACTUAL                       EXCESS
                                       PERCENT        AMOUNT         PERCENT         AMOUNT        PERCENT       AMOUNT
                                       -------        ------         -------         ------        -------       ------
                                                                     (DOLLARS IN THOUSANDS)
Tier I leverage
 capital ratio(1)(2)                     4.0%        $274,930          8.4%         $579,517        4.4%        $304,587

Risk-based capital
 ratios:(2)
  Tier I                                 4.0          205,136         11.3           579,517        7.3          374,381
  Total                                  8.0          410,271         12.6           643,942        4.6          233,671

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

LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund asset generation, using borrowings from the FHLB of New York, only to a limited degree as a source of funds. However, due to the Company's increased focus on expanding its commercial mortgage and business loan portfolios, the Company has increased its FHLB borrowings to $1.48 billion at June 30, 2001.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or Dutch Auction Rate Preferred Stock securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At June 30, 2001, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $273.3 million consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended June 30, 2002. At June 30, 2001 outstanding commitments for other loans totaled $57.8 million, primarily comprised of home equity loans and lines of credit. In addition, at June 30, 2001, unused commercial business lines of credit and warehouse mortgage lines of credit outstanding were $281.4 million and $155.4 million, respectively. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $1.97 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, which was filed with the Securities and Exchange Commission on June 22, 2001.

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

         The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of June 30, 2001.

                                                                                                  NPV AS % OF PORTFOLIO
                                                       NET PORTFOLIO VALUE                           VALUE OF ASSETS
                                         -----------------------------------------------       ---------------------------
CHANGE (IN BASIS POINTS)                                                                                     CHANGE IN NPV
IN INTEREST RATES                          AMOUNT          $ CHANGE         NPV % CHANGE       RATIO             RATIO
-----------------                          ------          --------         ------------       -----             -----
                                                                      (Dollars in Thousands)
                +300                     $  688,210       $(182,670)          (20.98)%         10.24%           (1.66)%
                +200                        750,273        (120,607)          (13.85)          10.85            (1.05)
                +100                        813,692         (57,188)           (6.57)          11.44            (0.46)
                   0                        870,880              --               --           11.90               --
                -100                        911,140          40,260             4.62           12.15             0.25
                -200                        991,297         120,417            13.83           12.90             1.00
                -300                      1,098,323         227,443            26.12           13.91             2.01

         As of June 30, 2001, the Company's NPV was $870.9 million, or 11.90% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $750.3 million, or 10.85% of the market value of assets reflecting a decline of 1.05% in the NPV ratio.

         As of March 31, 2001, the Company's NPV was $854.3 million, or 12.12% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $698.3 million, or 10.55% of the market value of assets. The change in the NPV ratio was negative 1.57%.

PART II                        OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not applicable

         Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable

         Item 3.  Defaults upon Senior Securities

                  Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The Company held its Annual Meeting of
                  Stockholders on July 27, 2001. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated June 22, 2001. Of the 59,112,339 shares eligible to vote at the meeting, 50,548,323 were represented in person or by proxy.

                  (b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected for a three year term expiring in 2004.

                  (c) Two additional proposals were submitted for a vote, with the following results:

                                                    No. of Votes       No. of Votes     No. of Votes
                                                        For              Against         Abstaining
                                                    ------------       ------------     ------------
                  (1) To adopt the
                  Directors' Fee Plan
                  for non-employee
                  directors                          47,642,566         2,558,636          347,121


                  (2) Ratification of
                  the appointment of
                  Ernst & Young LLP
                  as independent
                  auditors for the
                  fiscal year ending
                  March 31, 2002                     49,995,129           417,392          135,802

                  There were no broker non-votes on these two proposals.


         Item 5.  Other Information

                  Not applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a) Reports on Form 8-K

                           Not applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INDEPENDENCE COMMUNITY BANK CORP.


Date: August 13, 2001              By: /s/ Alan H. Fishman
     ----------------                 ------------------------------------------
                                           Alan H. Fishman
                                           President and Chief Executive Officer



Date: August 13, 2001              By: /s/ John B. Zurell
     ----------------                 ------------------------------------------
                                           John B. Zurell
                                           Executive Vice President and
                                              Chief Financial Officer