Form 10-Q
period 2001-09-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2001-11-14
CIK 945734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    ------------

                         Commission File Number 0-23229


                        INDEPENDENCE COMMUNITY BANK CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                        13-3387931
   -------------------------------                         ----------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                      Identification Number)


         195 Montague Street
         Brooklyn, New York                                      11201
---------------------------------------                        ----------
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

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At November 2, 2001, the registrant had 58,809,278 shares of common stock ($.01 par value per share) outstanding.

                        INDEPENDENCE COMMUNITY BANK CORP.


Table of Contents                                                           PAGE
---------------------------------------------------------------------       ----
Part I              Financial Information

          Item 1    Financial Statements

                    Consolidated Statements of Financial                      3
                    Condition as of September 30, 2001
                    (unaudited) and March 31, 2001

                    Consolidated Statements of Income for                     4
                    the three and six months ended
                    September 30, 2001 and 2000 (unaudited)

                    Consolidated Statements of Changes in                     5
                    Stockholders' Equity for the six
                    months ended September 30, 2001 and 2000
                    (unaudited)

                    Consolidated Statements of Cash Flows                     6
                    for the six months ended
                    September 30, 2001 and 2000(unaudited)

                    Notes to Consolidated Financial                           7
                    Statements (unaudited)

          Item 2    Management's Discussion and Analysis                     18
                    of Financial Condition and Results of
                    Operations

          Item 3    Quantitative and Qualitative Disclosures                 33
                    About Market Risk

Part II             Other Information

          Item 1    Legal Proceedings                                        34

          Item 2    Changes in Securities and Use of Proceeds                34

          Item 3    Defaults upon Senior Securities                          34

          Item 4    Submission of Matters to a Vote of                       34
                    Security Holders

          Item 5    Other Information                                        34

          Item 6    Exhibits and Reports on Form 8-K                         34

Signatures                                                                   35

                        INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)

                                                              SEPTEMBER 30,      MARCH 31,
                                                                   2001             2001
                                                              -------------     -----------
                                                               (Unaudited)       (Audited)
ASSETS:
Cash and due from banks                                        $   296,883      $   252,362
Federal funds sold                                                  84,100           25,400
                                                               -----------      -----------
   Total cash and cash equivalents                                 380,983          277,762
                                                               -----------      -----------

Securities available-for-sale:
  Investment securities ($92,765 and $8,693 pledged to
    creditors, respectively)                                       119,300          201,198
  Mortgage-related securities ($598,364 and $558,409
    pledged to creditors, respectively)                            921,542          720,549
                                                               -----------      -----------
    Total securities available-for-sale                          1,040,842          921,747
                                                               -----------      -----------

Mortgage loans on real estate                                    4,569,136        4,467,984
Other loans                                                      1,075,796          793,457
                                                               -----------      -----------
    Total loans                                                  5,644,932        5,261,441
    Less: allowance for possible loan losses                       (75,786)         (71,716)
                                                               -----------      -----------
    Total loans, net                                             5,569,146        5,189,725
                                                               -----------      -----------

Premises, furniture and equipment, net                              82,673           84,728
Accrued interest receivable                                         38,251           37,119
Goodwill                                                           185,161          185,161
Intangible assets, net                                              10,864           13,833
Other assets                                                       299,610          300,792
                                                               -----------      -----------
    Total assets                                               $ 7,607,530      $ 7,010,867
                                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                       $ 4,765,441      $ 4,666,057
Borrowings                                                       1,658,875        1,309,293
Company-obligated mandatorily redeemable cumulative
  trust preferred securities of a subsidiary trust
  holding solely junior debentures of the Company                   11,066           11,067
Escrow and other deposits                                           58,301           72,152
Accrued expenses and other liabilities                             254,289          139,142
                                                               -----------      -----------
    Total liabilities                                            6,747,972        6,197,711
                                                               -----------      -----------

Stockholders' equity:
 Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 58,809,298 and
    59,128,845 shares outstanding at September 30, 2001
    and March 31, 2001, respectively                                   760              760
 Additional paid-in-capital                                        725,906          723,418
 Treasury stock at cost: 17,234,452 and 16,914,905 shares
    at September 30, 2001 and March 31, 2001, respectively        (236,322)        (230,012)
 Unallocated common stock held by ESOP                             (80,334)         (82,805)
 Non-vested awards under Recognition and Retention Plan            (19,122)         (22,744)
 Retained earnings, substantially restricted                       458,054          425,016
 Accumulated other comprehensive income (loss):
    Net unrealized gain (loss) on securities
    available-for-sale, net of tax                                  10,616             (477)
                                                               -----------      -----------
    Total stockholders' equity                                     859,558          813,156
                                                               -----------      -----------
    Total liabilities and stockholders' equity                 $ 7,607,530      $ 7,010,867
                                                               ===========      ===========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                ---------------------     ---------------------
                                                  2001         2000         2001         2000
                                                --------     --------     --------     --------
INTEREST INCOME:
Mortgage loans on real estate                   $ 85,239     $ 84,846     $169,792     $168,789
Other loans                                       18,944       12,807       36,389       23,900
Investment securities                              2,403        3,073        6,255        6,457
Mortgage-related securities                       11,634       12,417       22,691       25,309
Other                                              2,694        3,050        5,186        6,832
                                                --------     --------     --------     --------
    Total interest income                        120,914      116,193      240,313      231,287
                                                --------     --------     --------     --------

INTEREST EXPENSE:
Deposits                                          37,815       42,226       79,902       81,782
Borrowings                                        21,023       19,724       39,775       36,986
Trust preferred securities                           261          263          523          525
                                                --------     --------     --------     --------
    Total interest expense                        59,099       62,213      120,200      119,293
                                                --------     --------     --------     --------

Net interest income                               61,815       53,980      120,113      111,994
Provision for loan losses                          3,000           --        4,875          792
                                                --------     --------     --------     --------
    Net interest income after provision
      for loan losses                             58,815       53,980      115,238      111,202

NON-INTEREST INCOME:
Net gain on sales of loans and securities              4        2,000          802        1,999
Mortgage-banking activities                        2,541          173        5,559          309
Service fees                                       8,169        5,741       15,475       10,839
Other                                              3,086          835        5,609        1,696
                                                --------     --------     --------     --------
    Total non-interest income                     13,800        8,749       27,445       14,843
                                                --------     --------     --------     --------

NON-INTEREST EXPENSE:
Compensation and employee benefits                18,297       14,300       37,501       30,336
Occupancy costs                                    5,716        5,460       11,262       10,788
Data processing fees                               2,306        1,997        4,648        4,347
Advertising                                        1,671        1,566        3,341        2,932
Amortization of goodwill                              --        3,562           --        7,194
Amortization of intangible assets                  1,920        1,720        3,842        3,440
Other                                              7,940        6,972       14,993       14,703
                                                --------     --------     --------     --------
    Total non-interest expense                    37,850       35,577       75,587       73,740
                                                --------     --------     --------     --------

Income before provision for income taxes          34,765       27,152       67,096       52,305
Provision for income taxes                        12,689       11,462       24,826       22,079
                                                --------     --------     --------     --------
    Net income                                  $ 22,076     $ 15,690     $ 42,270     $ 30,226
                                                ========     ========     ========     ========

Basic earnings per share                           $0.42        $0.28        $0.81        $0.52
                                                   =====        =====        =====        =====
Diluted earnings per share                         $0.40        $0.27        $0.78        $0.52
                                                   =====        =====        =====        =====

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)


                                                                                                 Unallocated
                                                                       Additional                  Common
                                                              Common    Paid-in      Treasury     Stock Held
                                                               Stock    Capital       Stock        by ESOP
                                                              ------   ----------   ----------   -----------
Balance - March 31, 2001                                      $  760   $ 723,418    $(230,012)   $ (82,805)
Comprehensive income:
  Net income for the six months ended September 30, 2001          --          --           --           --
  Other comprehensive income, net of tax of $6.2 million
    Change in net unrealized losses on securities
      available-for-sale, net of tax                              --          --           --           --
    Less: reclassification adjustment of net losses
      realized in net income, net of tax                          --          --           --           --
                                                              ------   ---------    ---------    ---------
Comprehensive income                                              --          --           --           --
Repurchase of common stock (357,500 shares)                       --          --       (7,111)          --
Treasury stock issued for options exercised
  and director fees (37,953 shares)                               --         287          801           --
Dividends declared                                                --          --           --           --
Accelerated vesting of stock options                              --         603           --           --
ESOP shares committed to be released                              --         289           --        2,471
Amortization of earned portion of Recognition Plan                --       1,309           --           --
                                                              ------   ---------    ---------    ---------
Balance - September 30, 2001                                  $  760   $ 725,906    $(236,322)   $ (80,334)
                                                              ======   =========    =========    =========

Balance - March 31, 2000                                      $  760   $ 718,953    $(116,693)   $ (87,749)
Comprehensive income:
   Net income for the six months ended September 30, 2000         --          --           --           --
   Other comprehensive income, net of tax benefit of
     $16.4 million
     Change in net unrealized losses on securities
       available-for-sale, net of tax                             --          --           --           --
     Less: reclassification adjustment of net losses
       realized in net income, net of tax                         --          --           --           --
                                                              ------   ---------    ---------    ---------
Comprehensive income                                              --          --           --           --
Repurchase of common stock (4,054,472 shares)                     --          --      (52,686)          --
Treasury stock issued for options exercised (24,559 shares)       --        (226)         118           --
Dividends declared                                                --          --           --           --
ESOP shares committed to be released                              --        (646)          --        2,472
Amortization of earned portion of Recognition Plan                --        (146)          --           --
                                                              ------   ---------    ---------    ---------
Balance - September 30, 2000                                  $  760   $ 717,935    $(169,261)   $ (85,277)
                                                              ======   =========    =========    =========

                                                                Unearned
                                                              Common Stock                Accumulated
                                                                 Held by                     Other
                                                               Recognition   Retained    Comprehensive
                                                                  Plan       Earnings    Income/(Loss)    Total
                                                              ------------   --------    -------------   --------
Balance - March 31, 2001                                       $ (22,744)    $425,016     $    (477)     $813,156
Comprehensive income:
  Net income for the six months ended September 30, 2001              --       42,270            --        42,270
  Other comprehensive income, net of tax of $6.2 million
    Change in net unrealized losses on securities
      available-for-sale, net of tax                                  --           --        11,547        11,550
    Less: reclassification adjustment of net losses
      realized in net income, net of tax                              --           --          (454)         (457)
                                                              ----------    ---------     ---------      --------
Comprehensive income                                                  --       42,270        11,093        53,363
Repurchase of common stock (357,500 shares)                           --           --            --        (7,111)
Treasury stock issued for options exercised
  and director fees (37,953 shares)                                   --           --            --         1,079
Dividends declared                                                    --       (9,232)           --        (9,232)
Accelerated vesting of stock options                                  --           --            --           603
ESOP shares committed to be released                                  --           --            --         2,760
Amortization of earned portion of Recognition Plan                 3,622           --            --         4,940
                                                               ---------     --------     ---------      --------
Balance - September 30, 2001                                   $ (19,122)    $458,054     $  10,616      $859,558
                                                               =========     ========     =========      ========

Balance - March 31, 2000                                       $ (27,907)    $380,358     $ (32,915)     $834,807
Comprehensive income:
   Net income for the six months ended September 30, 2000             --       30,226            --        30,226
   Other comprehensive income, net of tax benefit of
     $16.4 million
     Change in net unrealized losses on securities
       available-for-sale, net of tax                                 --           --        11,405        11,405
     Less: reclassification adjustment of net losses
       realized in net income, net of tax                             --           --            47            47
                                                               ----------    ---------     ---------      --------
Comprehensive income                                                  --       30,226        11,452        41,678
Repurchase of common stock (4,054,472 shares)                         --           --            --       (52,686)
Treasury stock issued for options exercised (24,559 shares)           --           --            --          (108)
Dividends declared                                                    --       (8,436)           --        (8,436)
ESOP shares committed to be released                                  --           --            --         1,826
Amortization of earned portion of Recognition Plan                 3,131           --            --         2,985
                                                               ---------     --------     ---------      --------
Balance - September 30, 2000                                   $ (24,776)    $402,148     $ (21,463)     $820,066
                                                               =========     ========     =========      ========

See accompanying notes to consolidated financial statements.

                        INDEPENDENCE COMMUNITY BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  2001             2000
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $     42,270     $     30,226
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                            4,875              792
Net gain on sales of loans and securities                             (802)          (1,999)
Amortization of deferred income and premiums                        (3,036)          (2,605)
Amortization of goodwill                                                --            7,194
Amortization of intangibles                                          3,842            3,440
Depreciation and amortization                                        5,970            5,950
Deferred income tax provision                                          646            1,152
Amortization of unearned compensation of ESOP and RRP                7,569            4,732
Increase in accrued interest receivable                             (1,132)          (2,990)
Decrease in accounts receivable-securities transactions              2,047              304
(Increase) decrease in other accounts receivable                    (7,965)          19,113
Increase (decrease) increase in accrued expenses and
  other liabilities                                                115,147           (4,011)
Other, net                                                           3,201           (2,750)
                                                              ------------     ------------
Net cash provided by operating activities                          172,632           58,548
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan originations and purchases                                 (1,019,927)        (516,181)
Principal payments on loans                                        396,419          321,099
Proceeds from sale of loans                                        258,125           42,848
Advances on warehouse mortgage lines of credit                  (2,368,663)        (742,477)
Repayments on warehouse mortgage lines of credit                 2,349,599          682,462
Proceeds from sale of securities available-for-sale                226,799           49,639
Proceeds from maturities of securities available-for-sale            2,571            5,291
Principal collected on securities available-for-sale               157,134           60,555
Purchases of securities available-for-sale                        (486,863)         (13,100)
Purchase of FHLB stock                                                (625)              --
Proceeds from sale of other real estate                                200              451
Net additions to premises, furniture and equipment                  (3,916)          (4,584)
                                                              ------------     ------------
Net cash (used in) investing activities                           (489,147)        (113,997)
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in demand and savings deposits             312,334          (41,679)
Net (decrease) increase in time deposits                          (212,950)          96,891
Net increase in borrowings                                         349,581          249,391
Net decrease in escrow and other deposits                          (13,852)         (18,579)
Decrease in cumulative trust preferred securities                       --             (433)
Proceeds from exercise of stock options                                780              100
Repurchase of common stock                                          (6,111)         (52,686)
Dividends paid                                                     (10,046)          (8,436)
                                                              ------------     ------------
Net cash provided by financing activities                          419,736          224,569
                                                              ------------     ------------
Net increase in cash and cash equivalents                          103,221          169,120
Cash and cash equivalents at beginning of period                   277,762          152,167
                                                              ------------     ------------
Cash and cash equivalents at end of period                    $    380,983     $    321,287
                                                              ============     ============

SUPPLEMENTAL INFORMATION

  Income taxes paid                                           $        732     $     25,249
                                                              ============     ============
  Interest paid                                               $    117,329     $     55,341
                                                              ============     ============

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

         As part of the conversion and reorganization, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS") as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of expenses, which totaled $18.4 million. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which used such funds to purchase 5,632,870 shares of the Company's common stock in the open market subsequent to completion of the initial public offering.

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

         The Board of Directors declared the Company's thirteenth consecutive quarterly cash dividend on October 26, 2001. The dividend amounted to $0.10 per share of common stock and is payable on November 21, 2001 to shareholders of record on November 7, 2001.

         On November 27, 2000 the Company announced that its Board of Directors authorized the eighth stock repurchase plan for up to five percent of common shares then outstanding or 3,062,414 shares. As of September 30, 2001, a total of 2,480,035 shares had been repurchased at an average cost of $15.74 per share under the eighth repurchase plan. As of September 30, 2001, 26,720,466 shares had been purchased at an aggregate cost of $372.7 million pursuant to the Company's eight repurchase programs.

         On September 28, 2001 the Company announced that its Board of Directors authorized the ninth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. The Company's ninth repurchase program will commence upon completion of its eighth repurchase program, which has approximately 580,000 shares remaining to be repurchased. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.

         The repurchased shares are held as treasury stock. As discussed below, a portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions by the Company (see Note 2 - Acquisitions). Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan") and the Directors Fiscal 2002 Stock Retainer Plan, and for general corporate purposes.

         On October 1, 2001, the Company announced that its Board of Directors at its meeting on September 28, 2001 determined to change the Company's fiscal year-end from March 31 to December 31, effective December 31, 2001. The Company will file a Form 10-K for the transition period April 1, 2001 through December 31, 2001. In connection with the change in fiscal year, the Company amended its bylaws to change the deadline for submitting stockholder proposals and director nominations for the annual meeting of stockholders to be held in 2002 from February 22, 2002 to December 31, 2001. In addition, proposals which stockholders wish to be included in the Company's proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for the annual meeting in 2002 must be submitted by December 31, 2001 as well. The Company currently anticipates that the annual meeting for 2002 will be held in May 2002.


2. ACQUISITIONS

         The Company completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National"), with and into the Bank, all effective as of the close of business on July 31, 1999.

         Under the terms of the Agreement and Plan of Merger between the Company and Broad dated February 1, 1999 (the "Broad Agreement"), the merger consideration consisted of approximately 50% Independence common stock and 50% cash. The Broad transaction had an aggregate value of approximately $132 million. The Company issued approximately 4,929,082 shares of its common stock in connection with the acquisition of Broad.

         The Company completed its acquisition of Statewide Financial Corp. ("Statewide") and the merger of Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A. ("Statewide Bank"), with and into the Bank, all effective as of the close of business on January 7, 2000. Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,173,098 shares of Company common stock and approximately $51.2 million.

         As a result of the Broad acquisition, the Company acquired $646.3 million in assets and assumed $584.8 million of deposits. As a result of the Statewide acquisition, the Company acquired $745.2 million of assets and assumed $443.7 million of deposits. The acquisitions were accounted for as purchases and the excess of cost over the fair value of net assets acquired ("goodwill") in the Broad and Statewide transactions were $98.8 million and $88.6 million, respectively. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which resulted in discontinuing the amortization of goodwill. At the time of adoption, the remaining balance of goodwill resulting from the acquisitions of Broad and Statewide (and other acquisitions effected previously thereto) was $185.2 million. Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over 15 years. (See Note 11 - Goodwill and Intangible Assets.)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Financial Statement Presentation

         The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

         Business

         The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 69 full-service banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau County, New York and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Company currently expects to expand its branch network through the opening of three branch offices over the next eighteen months. The Company has received regulatory approval to open a branch office in Staten Island, which is expected to open by the end of the first quarter of 2002. The Company is also seeking regulatory approval to establish additional branch locations on Long Island and in Westchester County. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system. The Company is subject to the examination and regulation of the Office of Thrift Supervision as a registered savings and loan holding company.


4. EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation as well as non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 52,543,584 and 54,869,768 shares, respectively, for the quarter ended September 30, 2001 compared to 56,996,196 and 57,187,408 shares, respectively for the quarter ended September 30, 2000. For the six months ended September 30, 2001, basic and diluted weighted-average common shares outstanding were 52,508,177 and 54,535,975 shares, respectively compared to 57,916,162 and 58,057,248 shares, respectively, for the six months ended September 30, 2000.

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

         Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Compensation expense related to the 140,822 shares committed to be released during the six months ended September 30, 2001 was $2.6 million, which was equal to the shares committed to be released by the ESOP multiplied by the average estimated fair value of the common stock during the period in which they were released. At September 30, 2001, 751,675 shares were allocated to participants' accounts.

         1998 Recognition and Retention Plan

         The Recognition Plan was implemented in September 1998 and may make restricted stock awards in an aggregate amount up to 4% of the shares of common stock sold in the Conversion, or 2,816,435 shares. During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain participants have been granted performance-based shares. These shares become earned only if annually-established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted 200,000 performance-based shares in fiscal 2001 and non-performance share awards covering 28,363 shares, 25,363 shares and 90,363 shares during fiscal 2000, 2001, and the six months ended September 31, 2001, respectively. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control of the Company. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $4.9 million related to the Recognition Plan for the six months ended September 30, 2001, of which $0.7 million related to the accelerated vesting of 42,247 shares due to the retirement of a senior officer.

         1998 Stock Option Plan

         The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 10% of the shares of common stock sold in the conversion, or 7,041,088 shares. Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. On September 25, 1998, the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. During fiscal 2000, 2001 and the six months ended September 31, 2001, the Board of Directors granted options covering 146,000, 325,000 and 268,000 shares, respectively. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after its date of grant or six months after the date in which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. The granting of these options did not affect the Company's results of operations for the six months ended September 30, 2001 or its statement of condition at September 30, 2001. In the first quarter of the current fiscal year, the Committee administering the Plan approved the acceleration of 105,617 options due to the retirement of a senior officer, resulting in $0.6 million of compensation expense. At September 30, 2001, there were 6,682,818 shares outstanding pursuant to the 1998 Stock Option Plan.

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

7. SECURITIES AVAILABLE-FOR-SALE

         The amortized cost and estimated fair value of securities available-for-sale at September 30, 2001 are as follows:

                                                              GROSS         GROSS        ESTIMATED
                                               AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                 COST         GAINS         LOSSES         VALUE
                                              ----------    ----------    ----------     ----------
                                                                  (IN THOUSANDS)
Investment securities:
 Debt securities:
   U.S. government and agencies               $   91,245    $    1,940    $      (88)    $   93,097
   Municipal                                       2,700           187            (2)         2,885
                                              ----------    ----------    ----------     ----------
 Total debt securities                            93,945         2,127           (90)        95,982
                                              ----------    ----------    ----------     ----------

 Equity securities:
   Preferred                                      21,465            10           (53)        21,422
   Common                                            953           943            --          1,896
                                              ----------    ----------    ----------     ----------
 Total equity securities                          22,418           953           (53)        23,318
                                              ----------    ----------    ----------     ----------
Total investment securities                      116,363         3,080          (143)       119,300
                                              ----------    ----------    ----------     ----------

Mortgage-related securities:
  Federal National Mortgage Association
   ("FNMA") pass through certificates             19,951           385            --         20,336
  Government National Mortgage Association
   ("GNMA") pass through certificates             22,767         1,303            (2)        24,068
  Federal Home Loan Mortgage Corporation
   ("FHLMC") pass through certificates            11,021           210           (12)        11,219
  Collateralized mortgage obligation bonds       854,176        11,747            (4)       865,919
                                              ----------    ----------    ----------     ----------
Total mortgage-related securities                907,915        13,645           (18)       921,542
                                              ----------    ----------    ----------     ----------
Total securities available-for-sale           $1,024,278    $   16,725    $     (161)    $1,040,842
                                              ==========    ==========    ==========     ==========


         The amortized cost and estimated fair value of securities available-for-sale at March 31, 2001 are as follows:

                                                              GROSS         GROSS        ESTIMATED
                                               AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                 COST         GAINS         LOSSES         VALUE
                                              ----------    ----------    ----------     ----------
                                                                  (IN THOUSANDS)

Investment securities:
 Debt securities:
   U.S. government and agencies               $  145,837    $      814    $   (6,499)    $  140,152
   Municipal                                       2,772            66            (1)         2,837
                                              ----------    ----------    ----------     ----------
 Total debt securities                           148,609           880        (6,500)       142,989
                                              ----------    ----------    ----------     ----------
  Equity securities:
   Preferred                                      56,365             7           (55)        56,317
   Common                                            953           939            --          1,892
                                              ----------    ----------    ----------     ----------
 Total equity securities                          57,318           946           (55)        58,209
                                              ----------    ----------    ----------     ----------
Total investment securities                      205,927         1,826        (6,555)       201,198
                                              ----------    ----------    ----------     ----------

Mortgage-related securities:
  FNMA pass through certificates                  21,182           112          (183)        21,111
  GNMA pass through certificates                  26,711           900           (23)        27,588
  FHLMC pass through certificates                 12,705            81           (81)        12,705
  Collateralized mortgage obligation bonds       656,768         3,665        (1,288)       659,145
                                              ----------    ----------    ----------     ----------
Total mortgage-related securities                717,366         4,758        (1,575)       720,549
                                              ----------    ----------    ----------     ----------
Total securities available-for-sale           $  923,293    $    6,584    $   (8,130)    $  921,747
                                              ==========    ==========    ==========     ==========

8. LOAN PORTFOLIO COMPOSITION

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                  SEPTEMBER 30, 2001           MARCH 31, 2001
                                                -----------------------    -----------------------
                                                                PERCENT                    PERCENT
                                                                  OF                         OF
                                                   AMOUNT        TOTAL        AMOUNT        TOTAL
                                                ------------    -------    ------------    -------
                                                               (DOLLARS IN THOUSANDS)
Mortgage loans on real estate:
  Single-family residential                     $    534,781       9.5%    $    587,153      11.1%
  Cooperative apartment                              376,125       6.7          409,344       7.8
  Multi-family residential                         2,688,821      47.6        2,620,888      49.8
  Commercial real estate                             980,677      17.4          861,187      16.4
                                                ------------     -----     ------------     -----
    Total principal balance - mortgage loans       4,580,404      81.2        4,478,572      85.1
  Less net deferred fees                              11,268       0.2           10,588       0.2
                                                ------------     -----     ------------     -----
Total mortgage loans on real estate                4,569,136      81.0        4,467,984      84.9
                                                ------------     -----     ------------     -----

Commercial business loans                            595,152      10.5          436,751       8.3
                                                ------------     -----     ------------     -----

Other loans:
  Warehouse mortgage lines of credit                 309,291       5.5          206,707       3.9
  Home equity loans and lines of credit              137,194       2.4          117,701       2.3
  Consumer and other loans                            34,981       0.6           33,489       0.6
                                                ------------     -----     ------------     -----
    Total principal balance - other loans            481,466       8.5          357,897       6.8
  Less unearned discounts and deferred fees              822       0.0            1,191       0.0
                                                ------------     -----     ------------     -----
Total other loans                                    480,644       8.5          356,706       6.8
                                                ------------     -----     ------------     -----

Total loans receivable                             5,644,932     100.0%       5,261,441     100.0%
                                                ------------     -----     ------------     -----
Less allowance for loan losses                        75,786                     71,716
                                                ------------               ------------
Loans receivable, net                           $  5,569,146               $  5,189,725
                                                ============               ============

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

                                                           September 30,     March 31,
                                                               2001            2001
                                                           ------------      --------
                                                              (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
   Single-family residential                                 $  3,699        $  5,035
   Cooperative apartment                                          187             211
   Multi-family residential                                     2,871             524
   Commercial real estate                                       6,781           3,477
  Commercial business loans                                    11,692           6,795
  Warehouse mortgage lines of credit                              287              --
  Other loans(1)                                                  928           1,534
                                                             --------        --------
     Total non-accrual loans                                   26,445          17,576
                                                             --------        --------

Loans past due 90 days or more as to:
  Interest and accruing                                           180             322
  Principal and accruing(2)                                    23,529          17,750
                                                             --------        --------
     Total past due loans and accruing                         23,709          18,072
                                                             --------        --------

     Total non-performing loans                                50,154          35,648
                                                             --------        --------
Other real estate owned, net(3)                                   130             235
                                                             --------        --------
Total non-performing assets                                  $ 50,284        $ 35,883
                                                             ========        ========

Allowance for loan losses as a percent of total loans            1.34%           1.36%

Allowance for loan losses as a percent of non-
 performing loans                                              151.11%         201.18%

Non-performing loans as a percent of total loans                 0.89%           0.68%

Non-performing assets as a percent of total assets               0.66%           0.51%


----------
(1) Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

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

                                                    SIX MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ----------------------
                                                   2001          2000
                                                 --------      --------
                                                 (DOLLARS IN THOUSANDS)
Allowance at beginning of period                 $ 71,716      $ 70,286
                                                 --------      --------
Provision:
  Mortgage loans                                    2,800           525
  Commercial business and other loans(1)            2,075           267
                                                 --------      --------
  Total provisions                                  4,875           792
                                                 --------      --------
Charge-offs:
  Mortgage loans                                      141           105
  Commercial business and other loans(1)            1,074           418
                                                 --------      --------
  Total charge-offs                                 1,215           523
                                                 --------      --------
Recoveries:
  Mortgage loans                                       34           728
  Commercial business and other loans(1)              376         1,036
                                                 --------      --------
  Total recoveries                                    410         1,764
                                                 --------      --------

Net (charge-offs) recoveries                         (805)        1,241
                                                 --------      --------
Allowance at end of period                       $ 75,786      $ 72,319
                                                 ========      ========

Allowance for possible loan losses as a
 percent of total loans                              1.34%         1.40%

Allowance for possible loan losses as a
 percent of total non-performing loans(2)          151.11%       229.24%


----------
(1) Includes commercial business loans, warehouse mortgage lines of credit, home equity loans and lines of credit, student loans, automobile loans and secured and unsecured personal loans.

(2) Non-performing loans consist of (i) non-accrual loans, (ii) loans 90 days or more past due as to interest or principal and (iii) other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

11. GOODWILL AND INTANGIBLE ASSETS

         Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles (such as core deposit premiums) with identifiable lives will continue to be amortized.

         The Company's goodwill was $185.2 million at September 30, 2001 and March 31, 2001. The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill. The Company will be required to test the value of its goodwill at least annually.

         The following table sets forth the Company's goodwill and intangible assets at the periods indicated:

                                         AT SEPTEMBER 30, 2001                  AT MARCH 31, 2001
                                   ----------------------------------   ----------------------------------
                                    GROSS                      NET       GROSS                      NET
                                   CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                    AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                   --------   ------------   --------   --------   ------------   --------
                                                           (DOLLARS IN THOUSANDS)
Amortized intangible assets:
  Deposit intangibles              $ 52,874     $ 42,409     $ 10,465   $ 52,874     $ 39,041     $ 13,833
  Other intangibles                     800          401          396         --           --           --
                                   --------     --------     --------   --------     --------     --------
Total                              $ 53,674     $ 42,810     $ 10,861   $ 52,874     $ 39,041     $ 13,833
                                   ========     ========     ========   ========     ========     ========

         The following sets forth the estimated amortization expense for the years ended December 31:

                2001                          $ 5,650
                2002                          $ 6,937
                2003                          $ 1,855
                2004                          $   191

         Amortization expense on intangible assets was $1.9 million and $1.7 million for the quarters ended September 30, 2001 and 2000, respectively, and $3.8 million and $3.4 million for the six months ended September 30, 2001 and 2000, respectively. In addition, the 2000 periods included $3.6 million and $7.2 million related to the amortization of goodwill for the quarter and six months, respectively.

         The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill which was recognized in the quarter and six months ended September 30, 2000 as if such goodwill had not been recognized in accordance with SFAS No. 142.

                                          FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------     ------------------------
                                             2001            2000           2001          2000
                                          ----------      ----------     ----------    ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income                       $   22,076      $   15,690     $   42,270    $   30,226
Add back goodwill amortization                    --           3,562             --         7,194
                                          ----------      ----------     ----------    ----------
Adjusted net income                       $   22,076      $   19,252     $   42,270    $   37,420
                                          ==========      ==========     ==========    ==========

Basic earnings per share:
 As reported                              $     0.42      $     0.28     $     0.81    $     0.52
 Goodwill amortization                            --            0.06             --          0.13
                                          ----------      ----------     ----------    ----------
Adjusted basic earnings per share         $     0.42      $     0.34     $     0.81    $     0.65
                                          ==========      ==========     ==========    ==========

Diluted earnings per share:
 As reported                              $     0.40       $     0.27    $     0.78    $     0.52
 Goodwill amortization                            --             0.06            --          0.12
                                          ----------       ----------    ----------    ----------
Adjusted diluted earnings per share       $     0.40       $     0.33    $     0.78    $     0.64
                                          ==========       ==========    ==========    ==========

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


CHANGES IN FINANCIAL CONDITION

GENERAL

         Total assets at September 30, 2001 were $7.61 billion, an increase of $596.7 million, from $7.01 billion at March 31, 2001. The increase resulted mainly from the growth of the Company's loan portfolio, which was funded by increased borrowings and deposits. At September 30, 2001, by comparison to March 31, 2001, the Company's loan and securities available-for-sale portfolios as well as cash and cash equivalents had grown by $383.5 million, $119.1 million and $103.2 million, respectively.

CASH AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS")

         Cash and cash equivalents increased by 37.2%, from $277.8 million at March 31, 2001, to $381.0 million at September 30, 2001. The $103.2 million increase was principally due to the build up of liquidity in anticipation of funding commercial mortgage and business loan originations. (see "-Loans" below).

SECURITIES AVAILABLE-FOR-SALE

         The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $119.1 million or 12.9% from $921.7 million at March 31, 2001 to $1.04 billion at September 30, 2001. Total securities increased during the six months ended September 30, 2001 primarily as a result of the purchase of $486.9 million of securities, primarily collateralized mortgage obligations ("CMOs") and short-term Dutch Auction Rate Preferred Stock securities, partially offset by $113.6 million of paydowns of mortgage -- related securities and $272.1 million in maturities, prepayments and sales of investment securities.

         The Company's mortgage-related securities increased from $720.5 million at March 31, 2001 to $921.5 million at September 30, 2001. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA. The Company also invests in CMOs issued by private issuers, most of which are AAA rated and are conservative current pay sequentials or planned amortization class structures, and CMOs backed by U.S. Government agency securities.

         As of September 30, 2001 and March 31, 2001, the Company's investment securities totaled $119.3 million and $201.2 million, respectively, all of which were classified as available-for-sale.

         At September 30, 2001, the Company had a $16.6 million net unrealized gain on available-for-sale investment and mortgage-related securities as compared to a $1.5 million net unrealized loss at March 31, 2001.

LOANS

         Loans increased by $383.5 million or 7.3% to $5.64 billion at September 30, 2001 from $5.26 billion at March 31, 2001. The Company continued its focus on expanding its higher yielding portfolios of commercial real estate, commercial business and mortgage warehouse lines of credit as part of its business plan. As a part of such effort, the Company purchased in April 2001 the assets of Summit Bank's Mortgage Banking Finance Group ("MBFG") from FleetBoston Financial Corporation (Summit Bank was acquired by FleetBoston). The MBFG is a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in the New York - New Jersey - Connecticut area. The acquisition increased the Company's mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances. Warehouse mortgage lines of credit are short-term secured advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages. Warehouse mortgage lines of credit increased $102.6 million from $206.7 million at March 31, 2001 to $309.3 million at September 30, 2001, due to internal growth of $19.1 million fueled by the residential mortgage refinance market combined with the acquisition of $83.5 million of outstanding mortgage warehouse advances. In addition to continuing to generate mortgage loans for portfolio secured by multi-family and commercial real estate, the Company also commenced a strategy in fiscal 2001 to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. During the six months ended September 30, 2001, the Company sold $256.5 million of such loans. Commercial real estate loans increased $119.5 million to $980.7 million at September 30, 2001 compared to $861.2 million at March 31, 2001 and commercial business loans increased $158.4 million or 36.3% to $595.2 million at September 30, 2001. Partially offsetting the growth in these three portfolios was the anticipated run-off of the Company's comparatively lower yielding residential mortgage portfolio. Although residential loan origination volume remained strong, the run-off was higher than anticipated due to the competitive interest rate environment. Such loans comprised 63.8% of the total loan portfolio at September 30, 2001, compared to 68.7% at March 31, 2001.

NON-PERFORMING ASSETS

         The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets amounting to 66 basis points (0.66%) at September 30, 2001 compared to 51 basis points (0.51%) at March 31, 2001. At September 30, 2001, the Company's non-performing assets consisted of $26.4 million of non-accrual loans, $0.2 million of loans past due 90 days or more as to interest and accruing, $23.5 million of loans past due 90 days or more as to principal and accruing ($14.3 million of which were commercial and other real estate loans and $8.6 million of which were multi-family loans) and $130,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets increased by $14.4 million to $50.3 million at September 30, 2001 from $35.9 million at March 31, 2001. This increase was primarily due to an $8.9 million increase in non-accrual loans, primarily commercial business and commercial real estate loans, and a $5.8 million increase in loans which were 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule. To date, the Company has not realized any direct credit impairment as a result of the tragic events of September 11, 2001. The Company may experience some deterioration in certain credits as the longer-term effects of September 11, 2001 unfold and to the extent that economic conditions continue to soften.

ALLOWANCE FOR LOAN LOSSES

         The Company's allowance for loan losses amounted to $75.8 million at September 30, 2001, as compared to $71.7 million at March 31, 2001. At September 30, 2001, the Company's allowance amounted to 1.34% of total loans and 151.1% of total non-performing loans compared to 1.36% and 201.2% at March 31, 2001, respectively. It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans and the number of loans requiring heightened management oversight.

         The Company's allowance for loan losses increased $4.1 million from March 31, 2001 to September 30, 2001 due to a $4.9 million provision partially offset by net charge-offs, primarily commercial business loans of $0.8 million. The increase during the period was due to several factors, including the increase in non-performing loans, growth in the size of the Company's loan portfolio, the Company's increased investment in commercial real estate loans, all of which were concentrated in the New York City metropolitan area, the increased number of larger commercial real estate loans, the substantial increase in mortgage warehouse advances and the increased amount and number of commercial business loans. Such loans are generally considered to have an inherently greater risk of loss.

GOODWILL AND INTANGIBLE ASSETS

         Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. The Company's goodwill which aggregated $185.2 million at September 30, 2001 resulted from the acquisitions of Broad and Statewide as well as the acquisition of Bay Ridge Bancorp, Inc. in January 1996. The Company's $10.9 million of intangible assets at September 30, 2001 resulted primarily from two branch purchase transactions in fiscal 1996. The Company's intangible assets decreased by $2.9 million to $10.9 million at September 30, 2001 from $13.8 million at March 31, 2001 primarily as a result of the amortization of the intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, the bulk of the remaining identified intangibles as of September 30, 2001 will be amortized by the end of 2002.

DEPOSITS

         Deposits increased $99.4 million or 2.1% to $4.77 billion at September 30, 2001 compared to $4.67 billion at March 31, 2001. The increase was due to deposit inflows totaling $19.5 million and interest credited of $79.9 million. Lower costing core deposits increased $312.3 million, or 13.1%, to $2.70 billion at September 30, 2001 compared to March 31, 2001 and increased $432.9 million, or 19.1%, from September 30, 2000. Increasing core deposits is an integral part of the Company's business strategy and complements the increased emphasis on expanding commercial lending. Execution of this strategy is evidenced by the increase in core deposits to approximately 56.7% of total deposits at September 30, 2001 compared to 51.2% of total deposits at March 31, 2001.

BORROWINGS

         Borrowings increased $349.6 million or 26.7% to $1.66 billion at September 30, 2001 compared to $1.31 billion at March 31, 2001. This increase was primarily to fund the growth in the loan and securities available-for-sale portfolios.

EQUITY

         At September 30, 2001, total stockholders' equity totaled $859.6 million, or $14.62 per share, compared to $813.2 million, or $13.75 per share at March 31, 2001. This $46.4 million increase was primarily due to net income of $42.3 million, an $11.1 million increase in the unrealized gain on securities available-for-sale, amortization of the earned portion of Recognition Plan grants of $4.9 million, $0.6 million related to accelerated vesting of stock options and $2.8 million related to ESOP shares committed to be released for the six months ended September 30, 2001. Partially offsetting the increase was a $7.1 million reduction in capital due to the purchase of shares in connection with the Company's ongoing open market stock repurchase program combined with $9.2 million of dividends declared. Tangible book value per share was $11.28 and the tangible equity to tangible assets ratio was 8.95% at September 30, 2001.

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

                                                            FOR THE THREE MONTHS ENDED
                                                            --------------------------
                                                SEPTEMBER 30, 2001               SEPTEMBER 30, 2000
                                                ------------------               ------------------
                                                               (DOLLARS IN THOUSANDS)
                                                                 AVERAGE                          AVERAGE
                                           AVERAGE               YIELD/     AVERAGE               YIELD/
                                           BALANCE    INTEREST    COST      BALANCE    INTEREST    COST
                                         ----------   --------    ----    ----------   --------    ----
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans                        $4,509,475   $ 85,239    7.56%   $4,550,052   $ 84,846    7.46%
   Commercial business loans                525,231     10,687    8.07       268,764      6,153    9.08
   Warehouse mortgage lines of credit       314,245      4,912    6.12        95,896      2,325    9.49
   Consumer and other loans(2)              168,302      3,345    7.95       193,432      4,329    8.95
                                         ----------   --------    ----    ----------   --------    ----
 Total loans                              5,517,253    104,183    7.55     5,108,144     97,653    7.65
 Mortgage-related securities                739,139     11,634    6.30       772,305     12,417    6.43
 Investment securities                      201,721      2,403    4.77       198,108      3,073    6.20
 Other interest-earning assets(3)           275,453      2,694    3.91       274,999      3,050    4.44
                                         ----------   --------    ----    ----------   --------    ----
Total interest-earning assets             6,733,566    120,914    7.18     6,353,556    116,193    7.32
                                                      --------    ----                 --------    ----
Non-interest-earning assets                 596,480                          438,613
                                         ----------                       ----------
  Total assets                           $7,330,046                       $6,792,169
                                         ==========                       ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                     $1,207,476   $  5,772    1.70    $  938,638   $  5,065    1.71
  Savings deposits                        1,456,976      6,465    2.00     1,375,171      6,449    2.15
  Certificates of deposit                 2,109,175     25,578    4.81     2,168,024     30,712    5.62
                                         ----------   --------    ----    ----------   --------    ----
   Total deposits                         4,773,627     37,815    3.17     4,481,833     42,226    3.74
                                         ----------   --------    ----    ----------   --------    ----
 Cumulative trust preferred securities       11,067        261    9.43        11,067        263    9.51
 Borrowings                               1,535,233     21,023    5.43     1,348,379     19,724    5.80
                                         ----------   --------    ----    ----------   --------    ----
Total interest-bearing liabilities        6,319,927     59,099    3.71     5,841,279     62,213    4.23
                                         ----------   --------    ----    ----------   --------    ----
Non-interest-bearing liabilities            170,057                          127,955
                                         ----------                       ----------
Total liabilities                         6,489,984                        5,969,234
Total equity                                840,062                          822,935
                                         ----------                       ----------
Total liabilities and equity             $7,330,046                       $6,792,169
                                         ==========                       ==========

Net interest-earning assets              $  413,639                       $  512,277
                                         ==========                       ==========
Net interest income/interest rate
  spread                                              $ 61,815    3.47%                $ 53,980    3.09%
                                                      ========    ====                 ========    ====

Net interest margin                                               3.70%                            3.43%
                                                                  ====                             ====

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                              1.07x                            1.09x
                                                                  ====                             ====

                                                             FOR THE SIX MONTHS ENDED
                                                             ------------------------
                                                SEPTEMBER 30, 2001                SEPTEMBER 30, 2000
                                                ------------------                ------------------
                                                               (DOLLARS IN THOUSANDS)
                                                                 AVERAGE                           AVERAGE
                                           AVERAGE               YIELD/      AVERAGE               YIELD/
                                           BALANCE    INTEREST    COST       BALANCE    INTEREST    COST
                                         ----------   --------    ----     ----------   --------    ----
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans                        $4,489,383   $169,792    7.56%    $4,543,802   $168,789    7.43%
   Commercial business loans                490,678     20,096    8.17        262,074     11,686    8.89
   Warehouse mortgage lines of credit       293,632      9,638    6.46         79,848      3,788    9.33
   Consumer and other loans(2)              163,447      6,655    8.14        193,407      8,426    8.71
                                         ----------   --------    ----     ----------   --------    ----
 Total loans                              5,437,140    206,181    7.58      5,079,131    192,689    7.59
 Mortgage-related securities                719,127     22,691    6.31        787,379     25,309    6.43
 Investment securities                      243,380      6,255    5.14        207,963      6,457    6.21
 Other interest-earning assets(3)           235,858      5,186    4.40        225,420      6,832    6.06
                                         ----------   --------    ----     ----------   --------    ----
Total interest-earning assets             6,635,505    240,313    7.24      6,299,893    231,287    7.34
                                                      --------    ----                  --------    ----
Non-interest-earning assets                 578,957                           431,748
                                         ----------                        ----------
  Total assets                           $7,214,462                        $6,731,641
                                         ==========                        ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits(4)                     $1,174,978   $ 11,368    1.66     $  950,778   $  9,835    1.63
  Savings deposits                        1,426,222     12,687    2.02      1,387,713     12,958    2.15
  Certificates of deposit                 2,171,073     55,847    5.13      2,143,456     58,989    5.49
                                         ----------   --------    ----     ----------   --------    ----
   Total deposits                         4,772,273     79,902    3.34      4,481,947     81,782    3.64
                                         ----------   --------    ----     ----------   --------    ----
 Cumulative trust preferred securities       11,066        523    9.45         11,211        525    9.37
 Borrowings                               1,444,321     39,775    5.49      1,284,679     36,986    5.74
                                         ----------   --------    ----     ----------   --------    ----
Total interest-bearing liabilities        6,227,660    120,200    3.85      5,777,837    119,293    4.12
                                         ----------   --------    ----     ----------   --------    ----
Non-interest-bearing liabilities            157,835                           128,631
                                         ----------                        ----------
Total liabilities                         6,385,495                         5,906,468
Total equity                                828,967                           825,173
                                         ----------                        ----------
Total liabilities and equity             $7,214,462                        $6,731,641
                                         ==========                        ==========

Net interest-earning assets              $  407,845                        $  522,056
                                         ==========                        ==========
Net interest income/interest rate
  spread                                              $120,113    3.39%                 $111,994    3.22%
                                                      ========    ====                  ========    ====

Net interest margin                                               3.63%                             3.57%
                                                                  ====                              ====

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                              1.07x                             1.09x
                                                                  ====                              ====


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


                                   Three months ended September 30, 2001      Six months ended September 30, 2001
                                      compared to three months ended              compared to six months ended
                                            September 30, 2000                         September 30, 2000
                                   -------------------------------------     -------------------------------------
                                     Increase (decrease)                       Increase (decrease)
                                           due to             Total Net              due to             Total Net
                                   ----------------------      Increase      ----------------------      Increase
                                     Rate         Volume      (Decrease)       Rate         Volume      (Decrease)
                                   --------      --------      --------      --------      --------      --------
                                                                    (IN THOUSANDS)
Interest-earning assets:
Loans receivable:
 Mortgage loans                    $  1,678      $ (1,285)     $    393      $  2,747      $ (1,744)     $  1,003
 Commercial business loans           (1,964)        6,498         4,534        (1,018)        9,428         8,410
 Warehouse mortgage lines
  of credit                          (2,493)        5,080         2,587        (1,492)        7,342         5,850
 Other loans(1)                        (455)         (529)         (984)         (525)       (1,246)       (1,771)
                                   --------      --------      --------      --------      --------      --------
Total loans receivable               (3,234)        9,764         6,530          (288)       13,780        13,492

Mortgage-related securities            (264)         (519)         (783)         (464)       (2,154)       (2,618)
Investment securities                  (829)          159          (670)       (1,208)        1,006          (202)
Other interest-earning assets          (371)           15          (356)       (1,949)          303        (1,646)
                                   --------      --------      --------      --------      --------      --------
Total net change in income on
 interest-earning assets             (4,698)        9,419         4,721        (3,909)       12,935         9,026

Interest-bearing liabilities:
 Deposits:
  Demand deposits                      (653)        1,360           707          (201)        1,733         1,532
  Savings deposits                     (928)          944            16          (812)          541          (271)
  Certificates of deposit            (4,321)         (813)       (5,134)       (3,896)          755        (3,141)
                                   --------      --------      --------      --------      --------      --------
Total deposits                       (5,902)        1,491        (4,411)       (4,909)        3,029        (1,880)
Trust preferred securities               (2)           --            (2)            5            (7)           (2)
Borrowings                           (3,017)        4,316         1,299        (1,661)        4,450         2,789
                                   --------      --------      --------      --------      --------      --------
Total net change in expense on
 interest-bearing liabilities        (8,921)        5,807        (3,114)       (6,565)        7,472           907
                                   --------      --------      --------      --------      --------      --------
Net change in net interest
 income                            $  4,223      $  3,612      $  7,835      $  2,656      $  5,463      $  8,119
                                   ========      ========      ========      ========      ========      ========

----------
(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


GENERAL

         The Company reported a 48.1% increase in diluted earnings per share to $0.40 for the quarter ended September 30, 2001 compared to $0.27 for the quarter ended September 30, 2000. Net income increased 40.7% to $22.1 million for the quarter ended September 30, 2001 compared to $15.7 million for the quarter ended September 30, 2000. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill, which totaled $185.2 million at such date. As a result of the adoption, net income increased by $3.6 million and diluted earnings per share increased by $0.06 for the quarter ended September 30, 2001.

         Cash earnings for the quarter ended September 30, 2001 increased 17.8% to $26.4 million and increased 23.1% per diluted share to $0.48 compared to the same period in the prior fiscal year. Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock benefit plans, net of tax. The Company believes the reporting of cash earnings along with earnings calculated in accordance with generally accepted accounting principles (GAAP) provides further insight into the Company's operating performance.

NET INTEREST INCOME

         Net interest income increased by $7.8 million or 14.5% to $61.8 million for the three months ended September 30, 2001 as compared to $54.0 million for the three months ended September 30, 2000. The increase was due to a $4.7 million increase in interest income combined with a $3.1 million decrease in interest expense. The growth in net interest income primarily reflects the $380.0 million increase in average interest-earning assets as well as a 27 basis point increase in net interest margin during the three months ended September 30, 2001, as compared to the same period in the prior year. This increase was primarily attributable to growth in mortgage warehouse lines of credit as well as commercial mortgage and business loans.

         The Company's net interest margin was 3.70% and 3.43% for the three months ended September 30, 2001 and 2000, respectively. The 27 basis point increase was attributable to the current interest rate yield curve and a change in the Company's pricing strategy for certificates of deposit. Favorable repricing of deposits should continue to lower our overall cost of deposits during the remainder of the calendar year. In addition, the ratio of interest-earning assets to interest-bearing liabilities declined, primarily due to the Company's use of a portion of its earning assets to fund the purchase of the BOLI during the quarter ended December 31, 2000 as well as its ongoing stock repurchase programs.

         Interest income increased by $4.7 million to $120.9 million for the quarter ended September 30, 2001 compared to $116.2 million for the quarter ended September 30, 2000. Interest income on loans increased $6.5 million due to a $409.1 million increase in the average balance of loans partially offset by a 10 basis point decrease in the yield earned on loans from 7.65% for the three months ended September 30, 2000 to 7.55% for the three months ended September 30, 2001. The increase in the average balance is primarily due to a $541.4 million increase in the average balance of commercial mortgage and business loans, accompanied by a $218.3 million increase in the average balance of mortgage warehouse lines of credit due to internal growth of $134.8 million, fueled by a robust residential mortgage refinance market and the acquisition in April 2001 of $83.5 million of outstanding mortgage warehouse advances. Partially offsetting the growth in these three portfolios was the anticipated run-off of the Company's comparatively lower yielding residential mortgage portfolio.

         Income on investment securities decreased $0.7 million due to a 143 basis point decrease in the yield earned, partially offset by a $3.6 million increase in the average balance of investment securities for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. Interest income on mortgage-related securities decreased $0.8 million during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 as a result of a $33.2 million decrease in the average balance of these securities and to a lesser extent a 13 basis point decrease in the yield earned. The decrease in the average balance was primarily due to the funding of the purchase of BOLI in the quarter ended December 31, 2000. The declines in the yields on securities reflected the decline in general market rates of interest during the first nine months of calendar 2001. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $0.4 million in the current quarter compared to the prior year quarter due to a decrease of $1.5 million in interest on short-term investments partially offset by an increase of $1.1 million in dividends on FHLB stock.

         Interest expense decreased $3.1 million to $59.1 million or 5.0% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease primarily reflects a 57 basis point decrease in the average rate paid on deposits to 3.17% for the quarter ended September 30, 2001 compared to 3.74% for the quarter ended September 30, 2000, partially offset by a $291.8 million increase in the average balance of deposits. The increased FHLB borrowings, which have primarily been used to fund commercial mortgage and business loan originations, resulted in additional interest expense of $1.3 million.

PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses increased by $3.0 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The provision recorded reflected the Company's increase in non-accrual loans, the substantial increase in mortgage warehouse advances, the continued emphasis on commercial real estate and business loan originations as well as the recognition of an overall softening of the economy. To date, the Company has not realized any direct credit impairment as a result of the tragic events of September 11, 2001. However, it is possible that the Company may experience some deterioration in certain credits as the longer-term effects of September 11, 2001 unfold. Although management believes the allowance for loan losses at September 30, 2001 is adequate it will continue to evaluate the adequacy of the allowance for loan losses as changes in loan portfolio composition, the level of non-performing loans, the general decline in economic conditions and other factors may result in the need for provisions in the future.

         Non-performing assets as a percentage of total assets totaled 66 basis points at September 30, 2001 compared to 46 basis points at September 30, 2000. The Company's allowance amounted to 1.34% and 1.40% of total loans at September 30, 2001 and 2000, respectively.

NON-INTEREST INCOME

         Emphasis on fee-based income continues to gain momentum throughout the various divisions within the Company. The Company experienced a 57.7% increase in non-interest income, from $8.8 million for the quarter ended September 30, 2000 to $13.8 million for quarter ended September 30, 2001. During the quarter ended December 31, 2000, the Company initiated a program to originate and sell multi-family loans in the secondary market, with the Company retaining servicing. In the quarter ended September 30, 2001, the Company's mortgage-banking activities resulted in total revenue of $2.5 million on the origination and sale of $113.9 million of multi-family loans in the secondary market.

         During the quarter ended September 30, 2000, the Company recognized a net gain of $2.0 million on the sale of $47.7 million of securities, primarily equity securities, which were sold to build up liquidity in order to fund the BOLI purchase in the quarter ended December 31, 2000.

         Service fee income increased by $2.4 million, or 42.3% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. The increase was principally due to a $1.7 million, or 31.0% increase in consumer banking fees related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits, prudent fee collection efforts as well as an increase in per unit charges. The increase in fee income is also partly due to increased fees of $0.5 million on the sales of mutual funds and annuity products as well as the introduction in the first quarter of a new debit card program, which is expected to continue through the remainder of the year.

         Other non-interest income increased $2.3 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. The increase was primarily attributable to approximately $1.4 million of income related to BOLI and a $0.6 million refund from the FDIC on the overassessment of 1992 deposit insurance premiums. Prior to the purchase of BOLI during the quarter ended December 31, 2000, the assets used to fund such purchase were invested in interest-earning assets and the income was recognized in interest income.

NON-INTEREST EXPENSES

         Non-interest expense increased $2.3 million to $37.9 million for the quarter ended September 30, 2001 compared to $35.6 million for the quarter ended September 30, 2000. This increase was primarily attributable to a $4.0 million increase in compensation and benefits and $1.0 million increase in other non-interest expense, which was largely offset by the cessation of goodwill amortization due to the adoption of SFAS No. 142.

         Compensation and employee benefits expense increased $4.0 million or 28.0% to $18.3 million for the three months ended September 30, 2001 as compared to the same period in the prior year. The increase was primarily due to a $2.4 million increase in expenses associated with stock benefit plans, primarily as the result of increases in the Company's stock price which affected the amount of compensation expense required to be recognized and the absence of the pension cost credit received in the prior year related to the modification of the Company's pension plan. Also contributing to the increase were expenses associated with the expansion of commercial and retail banking initiatives. These latter increases relate to additional branch facilities and back office support associated with new business initiatives.

         Occupancy costs increased $0.3 million to $5.7 million during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase was primarily the result of the expansion of operations resulting from the opening of three de novo branches during the six months ended March 31, 2001.

         Data processing service expenses increased by $0.3 million or 15.5% to $2.3 million during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The increase was primarily the result of additional costs associated with the expansion of operations resulting from the three de novo branches opened during the six months ended March 31, 2001.

         Amortization of goodwill decreased $3.6 million for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in the discontinuation of the amortization of goodwill.

         Amortization of intangible assets will continue under SFAS No. 142. Amortization of intangible assets increased $0.2 million during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due to the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage Banking Finance Group.

         Other non-interest expenses increased $1.0 million, or 13.9%, to $7.9 million for the three months ended September 30, 2001 compared to the same period in the prior year. These increases relate to additional branch facilities and back office support associated with new business initiatives. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

INCOME TAXES

         Income tax expense amounted to $12.7 million and $11.5 million for the three months ended September 30, 2001 and 2000, respectively. The increase experienced in the fiscal 2002 period reflected the increase in the Company's income before income taxes partially offset by a decrease in the Company's effective tax rate for the three months ended September 30, 2001 to 36.5% compared to 42.2% for the three months ended September 30, 2000. The decrease in effective tax rate is primarily due to the adoption of SFAS No. 142, which discontinues the amortization of non-tax-deductible goodwill for book purposes.

         As of September 30, 2001, the Company had a net deferred tax asset of $63.1 million including a $14.4 million valuation allowance. During fiscal 2001, the Company recorded a $17.2 million adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998. The valuation allowance relates to management's expectation that a portion of such deferred tax asset may not be fully realized.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL

         The Company reported a 50.0% increase in diluted earnings per share to $0.78 per share for the six months ended September 30, 2001 compared to $0.52 per diluted share for the six months ended September 30, 2000. Net income for the six months ended September 30, 2001 increased $12.0 million, or 39.8% to $42.3 million, compared to the six months ended September 30, 2000. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill, which totaled $185.2 million at such date. As a result of the adoption, net income increased by $7.2 million and diluted earnings per share increased by $0.13 for the six months ended September 30, 2001.

         Cash earnings for the six months ended September 30, 2001 increased 16.7% to $50.9 million compared to $43.6 million for the same period of the prior year. Cash earnings per diluted share increased 24.0% to $0.93 as compared to $0.75 for the six months ended September 30, 2000.

         The $12.0 million increase in net income during the six months ended September 30, 2001 compared to the same period in the prior year was primarily due to increases of $8.1 million in net interest income and $12.6 million in non-interest income. These were partially offset by a $4.1 million increase in provision for loan losses, $1.9 million increase in non-interest expense and a $2.7 million increase in the provision for income taxes.

NET INTEREST INCOME

         Net interest income increased by $8.1 million or 7.2% to $120.1 million for the six months ended September 30, 2001 as compared to the same period in 2000. The increase was due to a $9.0 million increase in interest income offset in part by a $0.9 million increase in interest expense. The growth in net interest income reflects primarily the $335.6 million increase in average interest-earning assets resulting from the growth in mortgage warehouse lines of credit as well as commercial mortgage and business loans.

         The Company's net interest margin was 3.63% and 3.57% for the six months ended September 30, 2001 and 2000, respectively. As with the results of the quarters, the 6 basis point increase in net interest margin for the 2001 period was attributable to the current interest rate yield curve and a change in the Company's pricing strategy for certificates of deposit. In addition, the ratio of interest-earning assets to interest-bearing liabilities declined due to the use of earning assets to fund the BOLI purchase as well as the ongoing stock repurchase programs.

         Interest income increased by $9.0 million to $240.3 million for the six months ended September 30, 2001 compared to $231.3 million for the six months ended September 30, 2000. Interest income on loans increased $13.5 million due to a $358.0 million increase in the average balance of loans, slightly offset by a 1 basis point decrease in the yield earned on loans from 7.59% for the six months ended September 30, 2000 to 7.58% for the six months ended September 30, 2001. The increase in the average balance is primarily due to a $505.8 million increase in the average balance of commercial mortgage and business loans, accompanied by a $213.8 million increase in the average balance of mortgage warehouse lines of credit. Partially offsetting the growth in these three portfolios was the anticipated run-off of the Company's comparatively lower yielding residential mortgage portfolio.

         Income on investment securities decreased $0.2 million due a decrease in the yield earned from 6.21% for the six months ended September 30, 2000 to 5.14% for the six months ended September 30, 2001 partially offset by a $35.4 million increase in the average balance of investment securities. Interest income on mortgage-related securities decreased $2.6 million during the six months ended September 30, 2001 compared to the same period in fiscal 2001 as a result of a $68.3 million decrease in the average balance of these securities combined with a 12 basis point decrease in the yield earned. The decrease in the average balance was primarily due to the funding of the BOLI purchase during the quarter ended December 31, 2000 as well as the Company's ongoing stock repurchase programs. The decline in the yields reflected the decline in the general market rates of interest during the first nine months of calendar 2001.

         Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $1.6 million in the current six months compared to the same period in the prior year primarily due to a decrease of $1.4 million in interest on short-term investments and a $0.2 million decrease in dividends on FHLB stock.

         Interest expense increased $0.9 million for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000. Interest expense on borrowings increased by $2.8 million as a result of the increased FHLB borrowings, which have been used to fund commercial mortgage and business loan originations. Interest expense on deposits decreased $1.9 million due to a 30 basis point decrease in the average rate paid on deposits to 3.34% for the six months ended September 30, 2001 compared to 3.64% for the six months ended September 30, 2000, partially offset by a $290.3 million increase in the average balance of deposits.


PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses increased by $4.1 million to $4.9 million as compared to $0.8 million for the same period in the prior year. The provision recorded reflected the Company's increase in non-accrual loans, the substantial increase in mortgage warehouse advances, the continued emphasis on commercial real estate and business loan originations as well as the recognition of an overall softening of the economy. To date, the Company has not realized any direct credit impairment as a result of the tragic events of September 11, 2001. However, it is possible that the Company may experience some deterioration in certain credits as the longer-term effects of September 11, 2001 unfold. Although management believes the allowance for loan losses at September 30, 2001 was adequate it will continue to evaluate the adequacy of the allowance for loan losses as changes in loan portfolio composition, the level of non-performing loans, the general decline in economic conditions and other factors may result in the need for provisions in the future.


NON-INTEREST INCOME

         The Company experienced a $12.6 million or 84.9% increase in non-interest income, from $14.8 million for the six months ended September 30, 2000 to $27.4 million for the six months ended September 30, 2001. During the quarter ended December 31, 2000, the Bank initiated a program to originate and sell multi-family loans in the secondary market, with the Bank retaining servicing. For the six months ended September 30, 2001, this activity resulted in total revenue of $5.6 million on the origination and sale of $256.5 million of multi-family loans in the secondary market.

         During the six months ended September 30, 2001, the Company recognized net gains of $0.8 million on the sales of loans and securities, substantially all of which relates to the gain on the sale of a $4.7 million investment security. During the six months ended September 30, 2000, the Company recognized a net gain of $2.0 million on the sale of $47.7 million of securities, primarily equity securities, which were sold to build up liquidity in order to fund the purchase of BOLI in the quarter ended December 31, 2000.

         Service fee income increased by $4.6 million, or 42.8% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. The increase was principally due to a $3.6 million, or 35.0% increase in consumer banking fees related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits, prudent fee collection efforts as well as an increase in per unit charges. The increase in fee income is also partly due to increased fees of $0.6 million on the sales of mutual funds and annuity products as well as the introduction in the first quarter of a new debit card program, which is expected to continue through the remainder of the year.

         Other non-interest income increased $3.9 million for the six months ended September 30, 2001 compared to the six months ended September 30, 2000. The increase was primarily attributable to approximately $2.9 million of income related to BOLI and a $0.6 million refund from the FDIC on the overassessment of 1992 deposit insurance premiums. Prior to the purchase of the BOLI during the quarter ended December 31, 2000, the assets used to fund such purchase were invested in interest-earning assets and the income was recognized in interest income.


NON-INTEREST EXPENSES

         Non-interest expense increased $1.8 million, or 2.5% to $75.6 million for the six months ended September 30, 2001 compared to $73.7 million for the six months ended September 30, 2000. This increase was primarily attributable to a $7.2 million increase in compensation and benefits, occupancy costs of $0.5 million, data processing fees of $0.3 million, advertising costs of $0.4 million, amortization of intangibles of $0.4 million and other non-interest expenses of $0.3 million, in large part offset by a $7.2 million decrease in the amortization of goodwill due to the adoption of SFAS No. 142.

         Compensation and employee benefits expense increased $7.2 million or 23.6% to $37.5 million for the six months ended September 30, 2001 as compared to the same period in the prior year. The increase was primarily due to a $2.2 million increase in expenses associated with stock benefit plans, primarily as the result of increases in the Company's stock price which affected the amount of compensation expense required to be recognized and the absence of the pension cost credit received in the prior year related to the modification of the Company's pension plan. Also contributing to the increase were expenses associated with the expansion of commercial retail banking initiatives. These latter increases relate to additional branch facilities and back office support associated with new business initiatives.

         Occupancy costs increased $0.5 million to $11.3 million during the six months ended September 30, 2001 as compared to the six months ended September 30, 2000. The increase was primarily the result of the expansion of operations resulting from the opening of three de novo branches opened during the six months ended March 31, 2001.

         Data processing service expenses increased by $0.3 million or 6.9% to $4.6 million during the six months ended September 30, 2001 as compared to the six months ended September 30, 2000. The increase was primarily the result of additional costs associated with the expansion of operations resulting from the opening of three de novo branches during the six months ended March 31, 2001.

         Amortization of goodwill decreased $7.2 million for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000.

Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in the discontinuation of the amortization of goodwill.

         Amortization of intangible assets increased $0.4 million during the six months ended September 30, 2001 compared to the six months ended September 30, 2000 due to the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage Finance Group.

         Other non-interest expenses increased $0.3 million, or 2.0%, to $15.0 million for the six months ended September 30, 2001 compared to the same period in the prior year. These increases relate to additional branch facilities and back office support associated with new business initiatives. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.


INCOME TAXES

         Income tax expense amounted to $24.8 million and $22.1 million for the six months ended September 30, 2001 and 2000, respectively. The increase experienced in the six months ended September 30, 2001 period reflected the increase in the Company's income before income taxes partially offset by a decrease in the Company's effective tax rate for the six months ended September 30, 2001 to 37.0% compared to 42.2% for the six months ended September 30, 2000. The decrease in effective tax rate is primarily due to the adoption of SFAS No. 142, which discontinues the amortization of non-tax-deductible goodwill for book purposes.

REGULATORY CAPITAL REQUIREMENTS

         The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 2001.

                              REQUIRED                ACTUAL                 EXCESS
                         PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                         -------     ------     -------     ------     -------     ------
                                              (DOLLARS IN THOUSANDS)
Tier I leverage
 capital ratio(1)(2)       4.0%     $284,336      8.5%     $600,774      4.5%     $316,438

Risk-based capital
 ratios:(2)
  Tier I                   4.0       207,988     11.6       600,774      7.6       392,786
  Total                    8.0       415,976     12.8       666,154      4.8       250,178

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

LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund asset generation, using borrowings from the FHLB of New York, only to a limited degree as a source of funds. However, due to the Company's increased focus on expanding its commercial mortgage and business loan portfolios, the Company has increased its use of FHLB borrowings, such borrowings totaling $1.66 billion at September 30, 2001.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or Dutch Auction Rate Preferred Stock securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At September 30, 2001, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $263.1 million consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended September 30, 2002. In addition, at September 30, 2001, unused commercial business lines of credit and warehouse mortgage lines of credit outstanding were $259.5 million and $230.9 million, respectively. At September 30, 2001 outstanding commitments for other loans totaled $57.4 million, primarily comprised of home equity loans and lines of credit. Certificates of deposit scheduled to mature in one year or less at September 30, 2001 totaled $1.87 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, which was filed with the Securities and Exchange Commission on June 22, 2001.

         One of the methods the Company utilizes to predict the effect of changing interest rates on assets and liabilities is to estimate the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, theoretically represents the market value of the Company's net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a declining interest rate environment, the fair value of a fixed-rate asset will increase, whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not increase. In a rising interest rate environment, the converse may be true.

         The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of September 30, 2001.

                                                               NPV AS % OF PORTFOLIO
                                   NET PORTFOLIO VALUE           VALUE OF ASSETS
                           ---------------------------------------------------------
CHANGE (IN BASIS POINTS)                              NPV %               CHANGE IN
IN INTEREST RATES            AMOUNT      $ CHANGE     CHANGE    RATIO     NPV RATIO
------------------------------------------------------------------------------------
                                               (Dollars in Thousands)

          +300             $  942,554    $(89,478)    (8.67)%   13.06%     (0.20)%
          +200                974,619     (57,413)    (5.56)    13.17      (0.09)
          +100              1,005,662     (26,370)    (2.56)    13.25      (0.01)
             0              1,032,032          --        --     13.26         --
          -100              1,186,555     154,523     14.97     14.86       1.60
          -200              1,309,978     277,946     26.93     15.95       2.69
          -300              1,517,750     485,718     47.06     17.97       4.71

         As of September 30, 2001, the Company's NPV was $1.03 billion, or 13.26% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $974.6 million, or 13.17% of the market value of assets reflecting a decline of 0.09% in the NPV ratio.

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

                  Not applicable

      Item 3.     Defaults upon Senior Securities

                  Not applicable

      Item 4.     Submission of Matters to a Vote of Security Holders

                  None

      Item 5.     Other Information

                  As a result of the change in fiscal year, the Company amended its Bylaws to revise the deadline for submission of stockholder proposals to be considered (but not included in the Company's proxy statement) at the annual meeting of stockholders of the Company to be held in 2002 and director nominations. The original deadline for submission, as disclosed in the Company's proxy statement for the annual meeting of stockholders held on July 27, 2001, was February 22, 2002. As a consequence of the change in fiscal year end from March 31 to December 31, effective December 31, 2001, the deadline for the submission of shareholder proposals and director nominations is December 31, 2001.

                  With respect to stockholder proposals which stockholders wish to be included in the Company's proxy materials for the annual meeting of a stockholders to be held in 2002 pursuant to the provisions of Rule 14a-8 promulgated under the Securities Exchange Act of 1934, the deadline for submission has also been changed to December 31, 2001 from February 22, 2002 as result of the change in the anticipated date of the annual meeting. The Company currently is anticipating the annual meeting to be held in May 2002.


      Item 6.     Exhibits and Reports on Form 8-K

                  a)    Reports on Form 8-K

                  Date                Item and Description
                  ----                --------------------
                  October 1, 2001     5 - The Company has amended its Bylaws to
                                      revise the deadline for submission of
                                      stockholder proposals to be considered
                                      (but not included in the Company's proxy
                                      statement) at the annual meeting of
                                      stockholders of the Company to be held in
                                      2002 and director nominations.

                                      8 - Change in fiscal year from March 31 to December 31, effective December 31, 2001.

                  b)    Exhibits

                  No.                 Description
                  ---                 -----------
                  3.2                 Amended Bylaws


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDEPENDENCE COMMUNITY BANK CORP.


Date: November 13, 2001               By: /s/ Alan H. Fishman
      -----------------                  ------------------------------------
                                              Alan H. Fishman
                                               President and
                                                Chief Executive Officer



Date: November 13, 2001               By: /s/ John B. Zurell
      -----------------                  ------------------------------------
                                              John B. Zurell
                                               Executive Vice President and
                                                Chief Financial Officer