Form 10-KT
period 2001-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2002-03-28
CIK 945734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

[ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM APRIL 1, 2001 TO DECEMBER 31, 2001

                                    0-23229
                            (COMMISSION FILE NUMBER)

                             ---------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

     As of March 15, 2002, there were 57,745,976 shares of the Registrant's common stock issued and outstanding. The aggregate market value of the Registrant's common stock (based on the closing price as quoted on March 15, 2002) held by non-affiliates was approximately $1,367,757,476.

     (1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEPENDENCE COMMUNITY BANK CORP.

2001 TRANSITION REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1.     BUSINESS
            Independence Community Bank Corp. ..........................    2
            Independence Community Bank.................................    2
            Change in Fiscal Year End...................................    2
            Market Area and Competition.................................    2
            Forward Looking Information.................................    3
            Lending Activities..........................................    4
            Asset Quality...............................................   14
            Investment Activities.......................................   20
            Sources of Funds............................................   25
            Employees...................................................   27
            Subsidiaries................................................   27
            Regulation..................................................   29
            Taxation....................................................   38
ITEM 2.     Properties..................................................   40
ITEM 3.     Legal Proceedings...........................................   44
ITEM 4.     Submission of Matters to a Vote of Security Holders.........   44
PART II
ITEM 5.     Market for Independence Community Bank Corp.'s Common Equity
            and Related Stockholder Matters.............................   45
ITEM 6.     Selected Consolidated Financial and Other Data..............   46
ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results
            of Operations...............................................   48
ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk...   74
ITEM 8.     Financial Statements and Supplementary Data.................   75
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  112
PART III
ITEM 10.    Directors and Executive Officers of Independence Community
            Bank Corp. .................................................  112
ITEM 11.    Executive Compensation......................................  112
ITEM 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................  112
ITEM 13.    Certain Relationships and Related Transactions..............  112
PART IV
ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................  112
SIGNATURES

ANNUAL REPORT 2001                                                             1

--------------------------------------------------------------------------------

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

INDEPENDENCE COMMUNITY BANK
The Bank's principal business is gathering deposits from customers within its market area and investing those deposits along with borrowed funds primarily in multi-family residential mortgage loans, commercial real estate loans, commercial business loans, lines of credit to mortgage bankers, single-family residential loans (including cooperative apartment loans), consumer loans, mortgage-related securities, investment securities and interest-bearing bank balances. The Bank's revenues are derived principally from interest on its loan and securities portfolios while its primary sources of funds are deposits, Federal Home Loan Bank of New York ("FHLB") borrowings, loan amortization and prepayments and maturities of mortgage-related securities and investment securities. The Bank offers a variety of loan and deposit products to its customers. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with a third party.
  The Bank has continued to broaden its banking strategy by emphasizing commercial bank-like products, primarily commercial real estate and business loans, mortgage warehouse lines of credit and commercial deposits. This strategy focuses on increasing net interest income and fee based revenue while concurrently diversifying the Bank's customer base.

CHANGE IN FISCAL YEAR END
The Company announced in October 2001 that it changed its fiscal year end from March 31, to December 31, effective December 31, 2001. This change provides internal efficiencies as well as aligns the Company's reporting cycle with regulators, taxing authorities and the investor community. Due to the change in the reporting period, the comparison of annual operating performance is based upon the 12 month calendar year ended December 31, 2001 compared to the last audited 12 month fiscal year ended March 31, 2001.

MARKET AREA AND COMPETITION
The Company has been, and intends to continue to be, a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Company oversees its 69 branch office network from its headquarters located in downtown Brooklyn. The Company operates 18 branch offices in the borough of Brooklyn, another nine in the borough of Queens and eight more branches dispersed among Manhattan, the Bronx, Staten Island and Nassau County. As a result of the acquisitions of Broad National Bancorporation ("Broad"), Newark, New Jersey and Statewide Financial Corp. ("Statewide"), Jersey City, New Jersey during fiscal 2000, the Company also operates 34 branches in the northern New Jersey counties of Bergen, Essex, Hudson, Middlesex and Union. The Company currently expects to expand its branch network through the opening of approximately twelve branch locations, including approximately three in Manhattan, over the next twelve to eighteen months. Subsequent to

 2                                                            ANNUAL REPORT 2001

--------------------------------------------------------------------------------

December 31, 2001, two of these new locations have opened, one in Westchester and one on Long Island, bringing the total to 71 banking offices. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches. Although the Company lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in the boroughs of Brooklyn, Queens and Manhattan, Nassau County, Long Island, and the counties in northern and central New Jersey. The Company's customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and, to a lesser degree, low to moderate income households. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the diverse needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities it serves. The Company believes that its commitment to customer and community service has permitted it to build strong customer identification and loyalty, which is a critical element of the Company's ability to continue to compete effectively.
  Over the past several years, despite the recent economic slowdown, the New York City metropolitan area has benefited from the economic resurgence and growth in employment and profitability experienced by national securities and investment banking firms, many of which are domiciled in Manhattan, as well as the growth and profitability of other financial service companies. Historically, the New York City metropolitan area has also benefited from being the corporate headquarters of many large industrial and commercial companies which have, in turn, attracted many smaller companies, particularly within the service industry. The metropolitan area also offers well developed transportation and communication systems and a highly skilled and educated work force. In spite of its size and diversity, the New York City metropolitan area economy is affected by the level of business activity and profitability within the securities and financial services industries. The events of September 11, 2001 and the resultant effect on the local economy has lead to uncertainty as to the impact, both long and short-term, on businesses and real estate values in lower Manhattan.
  The Company faces significant competition both in making loans and in attracting deposits. There are numerous financial institutions located within the Company's market area, many of which have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, savings associations, insurance companies, financial service companies and mortgage-banking companies. Management anticipates that competition for multi-family residential and commercial real estate mortgage loans and commercial business loans will continue to increase in the future. Accordingly, no assurance can be given that the Company will be able to maintain the volume of originations of such loans at current levels. The Company's most direct competition for deposits has historically come from savings associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, direct purchases of government securities, equities market and from other financial institutions such as brokerage firms and insurance companies. Competition also may increase as a result of the elimination of restrictions on interstate operations of financial institutions.

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

ANNUAL REPORT 2001                                                             3

--------------------------------------------------------------------------------

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

LENDING ACTIVITIES

GENERAL. At December 31, 2001, the Company's net loan portfolio totaled $5.80 billion, which represented 76.1% of the Company's total assets of $7.62 billion at such date. The largest category of loans in the Company's portfolio continues to be multi-family residential mortgage loans, which totaled $2.73 billion or 46.5% of the Company's total loan portfolio at December 31, 2001. Such loans are secured primarily by apartment buildings located in the Company's market area. A key corporate objective is over time to change the mix of the Company's loan portfolio, emphasizing the origination of higher yielding and/or variable rate portfolios of commercial real estate, commercial business and mortgage warehouse lines of credit. The second and third largest loan categories are commercial real estate loans and commercial business loans which totaled $1.02 billion or 17.3% and $665.8 million or 11.3%, respectively, of the total loan portfolio at such date. In recent years, the Company has also become actively involved in providing warehouse funding to local mortgage brokers. Such loans accounted for $446.5 million or 7.6% of its total loan portfolio at December 31, 2001. These four categories collectively accounted for 82.7% of the Company's total loan portfolio at December 31, 2001. The remainder of the loan portfolio was comprised of $496.3 million of single-family residential mortgage loans, $356.5 million of cooperative apartment loans, $141.9 million of home equity loans and lines of credit and $32.0 million of consumer and other loans.
  The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes, the rates offered by its competitors and the credit risk associated with the loan. These factors in turn, are affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), legislative tax policies and governmental budgetary matters.

 4                                                            ANNUAL REPORT 2001

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                                              At March 31,
                                                AT DECEMBER 31,       ------------------------------------------------------------
                                                     2001                     2001                     2000                1999
                                             ---------------------    ---------------------    ---------------------    ----------
                                                           PERCENT                  Percent                  Percent
                                                             OF                       of                       of
(DOLLARS IN THOUSANDS)                         AMOUNT       TOTAL       AMOUNT       TOTAL       AMOUNT       TOTAL       AMOUNT
----------------------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate:
  Single-family residential                  $  496,336       8.5%    $  587,153      11.1%    $  674,118      13.6%    $  491,523
  Cooperative apartment                         356,500       6.1        409,344       7.8        462,185       9.3        458,165
  Multi-family residential (1)                2,731,513      46.5      2,620,888      49.8      2,731,104      55.2      2,195,879
  Commercial real estate                      1,019,379      17.3        861,187      16.4        597,165      12.1        250,105
                                             ----------     -----     ----------     -----     ----------     -----     ----------
Total principal balance--mortgage loans       4,603,728      78.4      4,478,572      85.1      4,464,572      90.2      3,395,672
  Less net deferred fees                         11,198       0.2         10,588       0.2          8,727       0.2         10,529
                                             ----------     -----     ----------     -----     ----------     -----     ----------
Total mortgage loans on real estate           4,592,530      78.2      4,467,984      84.9      4,455,845      90.0      3,385,143
                                             ----------     -----     ----------     -----     ----------     -----     ----------
Commercial business loans                       665,829      11.3        436,751       8.3        253,606       5.1         39,362
                                             ----------     -----     ----------     -----     ----------     -----     ----------
Other loans:
  Warehouse mortgage lines of credit            446,542       7.6        206,707       3.9         48,175       1.0             --
  Home equity loans and lines of credit         141,905       2.4        117,701       2.3        121,109       2.4         12,295
  Consumer and other loans                       32,002       0.5         33,489       0.6         73,578       1.5         70,015
                                             ----------     -----     ----------     -----     ----------     -----     ----------
Total principal balance--other loans            620,449      10.5        357,897       6.8        242,862       4.9         82,310
  Less unearned discounts and deferred
  fees                                              677       0.0          1,191       0.0          1,793       0.0            334
                                             ----------     -----     ----------     -----     ----------     -----     ----------
Total other loans                               619,772      10.5        356,706       6.8        241,069       4.9         81,976
Total loans receivable                        5,878,131     100.0%     5,261,441     100.0%     4,950,520     100.0%     3,506,481
                                             ----------     =====     ----------     =====     ----------     =====     ----------
Less allowance for loan losses                   78,239                   71,716                   70,286                   46,823
                                             ----------               ----------               ----------               ----------
Loans receivable, net                        $5,799,892               $5,189,725               $4,880,234               $3,459,658
                                             ==========               ==========               ==========               ==========

                                                     At March 31,
                                           --------------------------------
                                            1999              1998
                                           -------    ---------------------
                                           Percent                  Percent
                                             of                       of
(DOLLARS IN THOUSANDS)                      TOTAL       AMOUNT       TOTAL
-----------------------------------------  --------------------------------
Mortgage loans on real estate:
  Single-family residential                  14.0%    $  505,051      18.2%
  Cooperative apartment                      13.1        380,866      13.7
  Multi-family residential (1)               62.6      1,605,058      57.6
  Commercial real estate                      7.1        178,463       6.4
                                            -----     ----------     -----
Total principal balance--mortgage loans      96.8      2,669,438      95.9
  Less net deferred fees                      0.3          9,403       0.3
                                            -----     ----------     -----
Total mortgage loans on real estate          96.5      2,660,035      95.6
                                            -----     ----------     -----
Commercial business loans                     1.1         31,550       1.1
                                            -----     ----------     -----
Other loans:
  Warehouse mortgage lines of credit           --             --        --
  Home equity loans and lines of credit       0.4         15,625       0.6
  Consumer and other loans                    2.0         74,815       2.7
                                            -----     ----------     -----
Total principal balance--other loans          2.4         90,440       3.3
  Less unearned discounts and deferred
  fees                                        0.0            138       0.0
                                            -----     ----------     -----
Total other loans                             2.4         90,302       3.3
Total loans receivable                      100.0%     2,781,887     100.0%
                                            =====     ----------     =====
Less allowance for loan losses                            36,347
                                                      ----------
Loans receivable, net                                 $2,745,540
                                                      ==========

------------
(1) Includes at December 31, 2001 and March 31, 2001, $902.2 million and $674.8 million, respectively, of loans secured by mixed-use (combined residential and commercial use) properties.

             ANNUAL REPORT 2001                                         5

--------------------------------------------------------------------------------

CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Company's loans at December 31, 2001, as well as the dollar amount of such loans which are scheduled to mature after one year and which have fixed or adjustable interest rates. Demand loans, overdraft loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less.

                                           Principal Repayments Contractually Due in Year(s) Ended December 31,
                            ---------------------------------------------------------------------------------------------------
                              TOTAL AT
                            DECEMBER 31,
(IN THOUSANDS)                  2001         2002       2003       2004       2005     2006 - 2011    2012 - 2017    THEREAFTER
-------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:

  Single-family
    residential (1)          $  484,093    $  5,778   $  9,752   $  7,496   $  2,666    $   76,484      $ 65,234      $316,683

  Cooperative apartment         356,500         337      2,585      1,762        586         9,067        26,646       315,517

  Multi-family residential
  (2)                         2,730,641      95,371    231,464    267,129    332,791     1,610,244       170,372        23,270

  Commercial real estate
  (3)                         1,019,299      61,971     49,713     62,282    123,760       445,228       171,933       104,412

Commercial business loans       665,829     251,269     67,301     58,875     58,682       206,369        18,375         4,958

Other loans:

Warehouse mortgage lines
of credit                       446,542     446,542         --         --         --            --            --            --

Consumer and
other loans (4)                 173,907      27,720     27,424     21,572     14,904        71,057        11,230            --
                             ----------    --------   --------   --------   --------    ----------      --------      --------

Total (5)                    $5,876,811    $888,988   $388,239   $419,116   $533,389    $2,418,449      $463,790      $764,840
                             ==========    ========   ========   ========   ========    ==========      ========      ========

------------
(1) Does not include $12.2 million of single-family residential loans serviced by others.
(2) Does not include $1.0 million of multi-family residential loans serviced by others.
(3) Does not include $80,000 of commercial real estate loans serviced by others.
(4) Includes home equity loans and lines of credit, student loans, automobile loans and passbook loans.
(5) Of the $4.99 billion of loan principal repayments contractually due after December 31, 2002, $4.00 billion have fixed rates of interest and $989.4 million have adjustable rates of interest.

LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Company originates multi-family loans, commercial real estate and business loans, advances under warehouse mortgage lines of credit, single-family residential mortgage loans and cooperative apartment loans, home equity, consumer and student loans. The relative volume of originations is dependent upon customer demand and current and expected future levels of interest rates.
  The Company continued its focus on expanding its higher yielding portfolios of commercial real estate and commercial business loans as well as expanding its mortgage warehouse lines of credit portfolio as part of its business plan. As part of such effort, the Company purchased in April 2001 the assets of Summit Bank's Mortgage Banking Finance Group ("MBFG") from FleetBoston Financial Corporation (Summit Bank was acquired by FleetBoston). The MBFG is a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in the New York, New Jersey, Connecticut area. The acquisition increased the Company's existing mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances. Warehouse mortgage lines of credit are short-term secured advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages.
  In addition to continuing to generate multi-family residential mortgage loans for portfolio, the Company also implemented a new program in the December 2000 quarter to originate and sell multi-family residential mortgage loans in the secondary market, to Fannie Mae, while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing. During the nine months ended December 31, 2001, the Company originated
 6                                                            ANNUAL REPORT 2001

--------------------------------------------------------------------------------

for sale $441.9 million and sold $419.3 million of fixed-rate multi-family loans in the secondary market with servicing retained by the Bank. Multi-family residential mortgage loans sold in the secondary market generally do not exceed $8.5 million and have an average size of approximately $1.8 million. Currently a new contract is being negotiated to expand the existing program, whereby the Company will be able to originate and sell to Fannie Mae loans in the amounts of up to $20.0 million per loan. At December 31, 2001, the Company serviced $921.8 million of loans sold to Fannie Mae with a loan servicing asset of $4.3 million. Under the terms of the sales program, the Company retains a portion of the associated credit risk. At December 31, 2001, the Company's maximum potential exposure related to secondary market sales to Fannie Mae was $67.2 million. This exposure is currently being reviewed in conjunction with the new contract negotiations and may be subject to a downward revision for loans previously sold. Once established, such amount would continue to increase as long as the Company continues to sell loans under this program to Fannie Mae. The Company retains this level of exposure until the portfolio of loans are paid in entirety or the Company funds claims by Fannie Mae for the maximum loss exposure. As of December 31, 2001, the Company had not realized any losses related to these loans. No provisions relating to this exposure have been made based on the quality of the loans and their continued performance. The Company will continue to emphasize this program as a means of increasing non-interest income.
  Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgages in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services ("Cendant"). Under this program, the Company utilizes Cendant's mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company's name, utilizing the Company's licensing. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant at agreed upon pricing. The Company is using this program as a means of increasing non-interest income and serving its client base. The Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.
  In September 2000, the Company sold substantially its entire student loan portfolio as part of its strategy to exit the student loan servicing business. The Company continues to offer student loans and has an agreement with a third party which will purchase originated loans at a premium.
  As of December 31, 2001, the Company serviced $270.1 million of single-family residential mortgage loans and $921.8 million of multi-family residential loans for others.
  In December 1998, Broad entered into an agreement with New Jersey Citizen Action ("NJCA"), a community group, pursuant to which Broad agreed to use its best efforts to lend a total of $20.0 million in the state of New Jersey over a five year period beginning on January 1, 1999. Subsequent to the merger of Broad and the Company in July 1999 and the merger of Statewide and the Company in January 2000, the Bank entered into a modified agreement with NJCA pursuant to which a revised target goal of extending $33.0 million in loans was established for the five-year term of the agreement ending December 31, 2004. Such loans are to consist primarily of affordable home mortgage products in the form of one-to-four family mortgage loans to qualified low and moderate income borrowers, community development financing consisting primarily of loans for the purpose of purchasing, constructing and rehabilitating housing affordable to low and moderate income families and economic development financing to facilitate small business startup and expansion and job development. As of December 31, 2001, the Company had extended approximately $38.5 million of loans in connection with the NJCA agreement.

ANNUAL REPORT 2001                                                             7

LOAN ACTIVITY. The following table shows the activity in the Company's loan portfolio during the periods indicated.

                                                              NINE MONTHS ENDED           Year Ended
                                                                DECEMBER 31,              March 31,
                                                              -----------------    ------------------------
(IN THOUSANDS)                                                      2001              2001          2000
-----------------------------------------------------------------------------------------------------------
Total principal balance of loans held at the beginning of
  period                                                         $5,273,220        $4,961,040    $3,517,344
Acquired from Broad acquisition                                          --                --       362,514
Acquired from Statewide acquisition                                      --                --       398,974
                                                                 ----------        ----------    ----------
    Total acquired from acquisitions                                     --                --       761,488
                                                                 ----------        ----------    ----------
Originations of loans for portfolio:
  Single-family residential                                          18,430            14,663        33,828
  Cooperative apartment                                               4,827             5,507        74,868
  Multi-family residential                                          323,617           288,328       784,788
  Commercial real estate                                            196,730           332,860       237,389
  Commercial business loans                                         405,409           345,702       142,257
  Warehouse mortgage lines of credit (1)                          3,883,054         1,821,622       194,994
  Consumer (2)                                                       77,717            57,167        47,252
                                                                 ----------        ----------    ----------
    Total originations for portfolio                              4,909,784         2,865,849     1,515,376
                                                                 ----------        ----------    ----------
Originations of loans for sale:
  Single-family residential                                           4,121                --            --
  Multi-family residential                                          441,870           253,031            --
  Consumer                                                            2,032                --            --
                                                                 ----------        ----------    ----------
    Total originations of loans for sale                            448,023           253,031            --
                                                                 ----------        ----------    ----------
Purchases of loans:
  Single-family residential                                              --                --         2,138
  Cooperative apartment loans                                            --                --         6,266
  Warehouse mortgage lines of credit                                 83,520                --            --
                                                                 ----------        ----------    ----------
    Total purchases                                                  83,520                --         8,404
                                                                 ----------        ----------    ----------
    Total originations and purchases                              5,441,327         3,118,880     1,523,780
                                                                 ----------        ----------    ----------
Loans sold:
  Single-family residential                                             425                --         1,867
  Cooperative apartment loans                                            --                --           675
  Multi-family residential                                          419,315           509,930            --
  Consumer (2)                                                        1,521            35,710            --
                                                                 ----------        ----------    ----------
    Total sold                                                      421,261           545,640         2,542
Repayments (3)                                                    4,403,280         2,261,060       839,030
                                                                 ----------        ----------    ----------
Net loan activity                                                   616,786           312,180     1,443,696
                                                                 ----------        ----------    ----------
    Total principal balance of loans held at the end of
    period                                                        5,890,006         5,273,220     4,961,040
Less:
  Discounts on loans purchased and net deferred fees at end
  of period                                                          11,875            11,779        10,520
                                                                 ----------        ----------    ----------
    Total loans receivable at end of period                      $5,878,131        $5,261,441    $4,950,520
                                                                 ==========        ==========    ==========

------------
(1) Represents primarily advances on the lines.
(2) Includes home equity loans and lines of credit, student loans, automobile loans, passbook loans and secured and unsecured personal loans.
(3) Includes repayment of line advances ($3.73 billion for warehouse mortgage lines of credit) and loans charged-off or transferred to other real estate owned.
 8                                                            ANNUAL REPORT 2001

--------------------------------------------------------------------------------

MULTI-FAMILY RESIDENTIAL LENDING. The Company originates multi-family (five or more units) residential mortgage loans which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located primarily in the Company's market area. These loans are comprised primarily of middle-income housing located in the boroughs of Brooklyn, Queens, Manhattan, the Bronx and Northern New Jersey. The main competitors for loans in the Company's market area tend to be local banks and savings institutions as well as insurance companies. Historically, the Company has been an active multi-family residential mortgage lender and this portion of the Company's loan portfolio has grown substantially during the last several years, reflecting the Company's emphasis on such lending. In addition to continuing to generate multi-family residential mortgage loans for portfolio, the Company commenced in the December 2000 quarter its strategy to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing.
  At December 31, 2001, multi-family residential mortgage loans totaled $2.73 billion, or 46.5% of the Company's total loan portfolio. The Company originated multi-family residential loans for portfolio of $323.6 million during the nine months ended December 31, 2001 and $288.3 million for the fiscal year ended March 31, 2001. Multi-family residential mortgage loans in the Company's portfolio generally range in amount from $500,000 to $4.0 million and have an average size of approximately $2.0 million.
  The Company implemented a new program in the December 2000 quarter to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. During the nine months ended December 31, 2001 the Company originated for sale $441.9 million and sold $419.3 million of multi-family loans to Fannie Mae with servicing retained by the Bank. See "Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing".
  The Company has developed during the past several years working relationships with several mortgage brokers. Under the terms of the arrangements with such brokers, the brokers refer potential loans to the Company. The loans are originated and underwritten by the Company utilizing its underwriting policies and standards. The mortgage brokers receive a fee from the borrower upon the funding of the loans by the Company. In recent years, mortgage brokers have been the source of a substantial majority of the multi-family residential loans originated by the Company.
  When approving new multi-family residential mortgage loans, the Company follows a set of underwriting standards which it believes are conservative, and which generally permit a maximum loan-to-value ratio of 75% based on an appraisal performed by either one of the Company's in-house licensed and certified appraisers or by a Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.3% generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property and the Company's lending experience with the borrower. For loans sold in the secondary market to Fannie Mae, the maximum loan-to-value ratio is 80% and the minimum debt service ratio is 1.25%. The Company's current lending policy for loans originated for portfolio and for sale requires that loans in excess of $2.0 million be approved by two non-officer directors of the Credit Committee of the Board of Directors.
  The Company's multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 50% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At December 31, 2001, the Company had

ANNUAL REPORT 2001                                                             9

--------------------------------------------------------------------------------

$540.5 million of loans secured by cooperative apartment buildings located primarily in Manhattan.
  The Company's typical multi-family residential mortgage loan is originated with a term to repricing of 5 to 7 years. These loans have a fixed-rate of interest and may be extended by the borrower, upon payment of an additional fee, for an additional five year period at an interest rate based on the 5-year FHLB advance rate plus a margin at the time of extension. Under the terms of the Company's multi-family residential mortgage loans, the principal balance generally is amortized at the rate of 1% per year with the remaining principal due in full at maturity. Prepayment penalties are generally assessed on these loans.

COMMERCIAL REAL ESTATE LENDING. In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans. This growing portfolio is comprised primarily of loans secured by commercial and industrial properties, office buildings, schools and small shopping centers located primarily within the Company's market area.
  At December 31, 2001, commercial real estate loans amounted to $1.02 billion or 17.3% of total loans. This portfolio increased $158.2 million, or 18.4%, during the nine months ended December 31, 2001 due to the Company's increased emphasis on originating higher yielding commercial real estate and business loans in connection with changing the composition of its loan portfolio to be more commercial bank-like. The Company originated $196.7 million of commercial real estate loans during the nine months ended December 31, 2001 and $332.9 million for the fiscal year ended March 31, 2001. The Company intends to continue to emphasize these higher yielding loan products.
  The Company's commercial real estate loans generally range in amount from $50,000 to $5.0 million, and have an average size of approximately $750,000. The Company originates commercial real estate loans using similar underwriting standards as applied to multi-family residential mortgage loans. The Company reviews rent or lease income, rent rolls, business receipts, the borrower's credit history and business experience, and comparable values of similar properties when underwriting commercial real estate loans.
  Loans secured by apartment buildings and other multi-family residential and commercial properties generally are larger and considered to involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation or management of the properties and are subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which generally limit the origination of such loans to loans secured by properties located in the Company's market area and require such loans to be qualified on, among other things, the basis of the property's income and debt service ratio. In addition to the credit risks involved in multi-family residential and commercial real estate lending, the ability of the Company to continue to originate such loans at the levels experienced in the past may be a function of, among other things, maintaining the mortgage broker relationships discussed above.

SINGLE-FAMILY RESIDENTIAL AND COOPERATIVE APARTMENT LENDING. The Company, through its private label program with Cendant, offers both fixed-rate and adjustable-rate mortgage loans secured by single-family residential properties located in the Company's primary market area. Under its agreement with Cendant, the Company offers a range of single-family residential loan products through various delivery channels, supported by direct consumer advertising, including telemarketing, branch referrals and the Company's Internet website. The Company will emphasize this program as a means of increasing non-interest income.
  Over the past few years, the Company has de-emphasized the origination of single-family residential mortgages, for portfolio, in favor of higher yielding loan products. At December 31, 2001, $496.3 million, or 8.5% of the Company's total loan portfolio consisted of single-family residential mortgage loans of which $246.2 million were adjustable rate mortgage loans ("ARMs").
  The interest rate on the Company's ARMs fluctuates based upon a spread above the average yield on

 10                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. In addition, ARMs generally are subject to limitations on interest increases or decreases of 2% per adjustment period and an interest rate cap during the life of the loan established at the time of origination. Certain of the Company's ARMs can be converted to fixed-rate loans. Interest rates charged on fixed-rate loans are competitively priced based on market conditions. Included in single-family residential loans is a modest amount of loans partially or fully guaranteed by the Federal Housing Administration ("FHA") or the Department of Veterans' Affairs ("VA").
  Under the Company's underwriting guidelines, ARMS can be originated with loan-to-value ratios of up to 80%. Fixed-rate, single-family residential mortgage loans can be originated with loan-to-value ratios of up to 95%; provided, however, that private mortgage insurance is required for loans with loan-to-value ratios in excess of 80%. Substantially all of the Company's mortgage loans include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. It is the Company's policy to enforce due-on-sale provisions within the applicable regulations and guidelines imposed by New York law.
  The Company continues to originate cooperative apartment loans although at a substantially reduced level of activity. At December 31, 2001, such loans amounted to $356.5 million or 6.1% of the Company's total loan portfolio. At December 31, 2001, ARMs represented $332.1 million of cooperative apartment loans. Although the Company's cooperative apartment loans in the past have related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan, with a significant number of such loans having original loan balances in excess of $300,000.
  In order to provide financing for low and moderate-income home buyers, the Company participates in residential mortgage programs and products sponsored by, among others, the State of New York Mortgage Authority, the Community Preservation Corporation and Neighborhood Housing Services. Various programs sponsored by these groups provide low and moderate income households with fixed-rate mortgage loans which are generally below prevailing fixed market rates and which allow below-market down payments.

COMMERCIAL BUSINESS LENDING ACTIVITIES. The Company's strategy to shift its portfolio to a more commercial bank-like composition has resulted in significantly expanding its commercial business loan portfolio. The Company makes commercial business loans directly to businesses located in its market area and targets small- and medium-sized businesses. Applications for commercial business loans are obtained primarily from existing customers, branch referrals and direct inquiry. As of December 31, 2001, commercial business loans totaled $665.8 million, or 11.3%, of the Company's total loan portfolio. This portfolio increased $229.1 million, or 52.5%, from $436.8 million at March 31, 2001. The Company originated $405.4 million of commercial business loans during the nine months ended December 31, 2001 and $345.7 million for the fiscal year ended March 31, 2001.
  Commercial business loans originated by the Company generally range in amount from $50,000 to $5.0 million, and have an average size of approximately $750,000, have terms of five years or less and adjustable interest rates tied to prime or the London Inter-Bank Offered Rate (LIBOR) rate plus a margin. Such loans are generally secured by real estate, receivables, inventory, equipment, machinery and vehicles and are further enhanced by the personal guarantees of the principals of the borrower. Commercial business loans generally have shorter terms to maturity and provide higher yields than residential mortgage loans. The Company's current lending policy for loans originated for portfolio and for sale requires that loans in excess of $2.0 million be approved by two non-officer directors of the Credit Committee of the Board of Directors. Although commercial business loans generally are considered to involve greater credit risk, and generally a

ANNUAL REPORT 2001                                                            11

--------------------------------------------------------------------------------

corresponding higher yield, than certain other types of loans, management intends to continue emphasizing the origination of commercial business loans to small-and medium-sized businesses in its market area.

WAREHOUSE MORTGAGE LINES OF CREDIT. Warehouse mortgage lines of credit are revolving lines of credit to small- and medium-sized mortgage banking companies at interest rates indexed at a spread to the prime rate. The lines are drawn upon by such companies to fund the origination of mortgages, primarily one-to-four family loans, where the amount of the draw is generally no higher than 97% of the loan amount, which, in turn, is no higher than 80% of the appraised value of the property. In substantially all cases, prior to funding the advance, the mortgage broker has received an approved commitment for the sale of the loan which in turn reduces credit exposure associated with the line. The lines are repaid upon completion of the sale of the mortgage loan to third parties which usually occurs within 90 days of origination of the loan. During the period between the origination and sale of the loan, the Company maintains possession of the original mortgage note. The customers of the Mortgage Funding group are located primarily in New Jersey and surrounding states. These loans are of short duration and are made to a customer base whose primary business is mortgage refinancing. In the event of rising interest rates, the Company expects that utilization of these lines of credit would be substantially reduced and replaced only to the extent of strength in the general housing markets. As of December 31, 2001, advances under warehouse mortgage lines of credit totaled $446.5 million, or 7.6% of the Company's total loan portfolio compared to $206.7 million at March 31, 2001.
  To further expand this product line, the Company, in April 2001, purchased the assets of Summit Bank's MBFG, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers located in New York, New Jersey and Connecticut. The acquisition increased the mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances at the time of acquisition.
  Warehouse mortgage lines of credits generally range in amount from $1.0 million to $20.0 million, and have an average size of approximately $7.5 million. The Company has maintained its line utilization at approximately 75% at March 31, 2001 and December 31, 2001.

CONSUMER LENDING ACTIVITIES. The Company offers a variety of consumer loans including home equity loans and lines of credit, automobile loans, student loans and passbook loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At December 31, 2001, $173.9 million or 2.9% of the Company's total loan portfolio was comprised of consumer loans.
  The largest component of the Company's consumer loan portfolio is home equity loans and lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower's primary or secondary residence. The Company's home equity lines of credit have interest rates that adjust or float based on the prime rate, loan-to-value ratios of 80% or less, and are generally for amounts of less than $100,000 but can be as high as $300,000. The loan repayment is generally based on a 15 year term consisting of principal amortization plus accrued interest. At December 31, 2001, home equity loans and lines of credit amounted to $141.9 million, or 2.4%, of the Company's total loan portfolio. The Company had an additional $56.9 million of unused commitments pursuant to such equity lines of credit.
  The second largest component of the Company's consumer loan portfolio is automobile loans which totaled $10.1 million at December 31, 2001, of which 66.0% were originated directly with the Company's customers, rather than indirectly through automobile dealers. The car collateralizes the loan, with the Company lending up to 90% of the value of the car. The loans generally amortize over a two to five year period and can be used to purchase either a new or used car.
  During the year ended March 31, 2001, the Company sold substantially all of its student loan portfolio as part of its strategy to exit the student loan servicing business. The Company continues to offer this product

 12                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

and has an agreement with a third party which will purchase the loans at a premium. These loans are originated under the auspices of either the New York State Higher Education Service Corporation ("NYSHESC") or the New Jersey Higher Education Assistance Authority ("NJHEAA").
  At December 31, 2001, the remaining $21.9 million of the Company's consumer loan portfolio was comprised primarily of passbook loans, which are secured by the borrowers' deposits at the Bank, and other unsecured loans. During fiscal 2000 the Company sold its entire credit card portfolio. The Company has an agreement with another financial institution to act as their agent and offer credit cards in the Company's market area for which the Company receives a per unit fee, but the Company does not record an asset or assume any related credit risk.
  Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Company's consumer loan portfolio, however, because a majority of the portfolio is comprised of home equity loans and lines of credit which are secured by real estate. The loans are underwritten in a manner such that they result in a lending risk which is similar to that of single-family residential mortgage loans.

LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Board of Directors of the Bank has established lending authorities for individual officers as to its various types of loan products. For multi-family residential mortgage loans, commercial real estate and commercial business loans, an Executive Vice President and a Senior Vice President have the authority to approve loans in amounts up to $500,000 and amounts up to $2.0 million may be approved by either the Chief Executive Officer or the Chief Credit Officer. For single-family residential mortgage loans and cooperative apartment loans, two senior officers acting jointly have the authority to approve loans in amounts up to $500,000. Any mortgage loan, cooperative apartment and commercial business loan in excess of $2.0 million must be approved by at least two members of the Credit Committee of the Board of Directors, which consists of various directors, the composition of which is changed periodically. Consumer loans of less than $100,000 can be approved by an individual loan officer, while loans between $100,000 and $300,000 must be approved by two loan officers.
  The Company's credit administration policy limits the amount of credit related to mortgage loans, commercial loans and cooperative share loans that can be extended to any one borrower to $20.0 million. With certain exceptions, the Company's policy also limits the amount of commercial business loans that can be extended to any affiliated borrowing group to $40.0 million. With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would exceed (i) 15% of the Bank's net worth if the loan is unsecured, or (ii) 25% of net worth if the loan is secured.
  Appraisals for multi-family residential and commercial real estate loans are generally conducted by licensed and certified internal appraisers. In addition, the Company internally reviews all appraisals conducted by independent appraisers on multi-family residential and commercial real estate properties. It is the Company's policy to require appropriate insurance protection, including title and hazard insurance, on all mortgage loans prior to closing. Other than cooperative apartment loans, mortgage loan borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

LOAN ORIGINATION AND LOAN FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company also offered a number of residential loan products on which no points were charged.
  The Company's loan origination fees and certain related direct loan origination costs are offset, and the

ANNUAL REPORT 2001                                                            13

--------------------------------------------------------------------------------

resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2001, the Company had $11.9 million of net deferred loan fees.

ASSET QUALITY
The Company generally places loans on non-accrual status when principal or interest payments become 90 days past due, except those loans reported as 90 days past maturity within the overall total of non-performing loans. However, student, FHA or VA loans continue to accrue interest because their interest payments are guaranteed by various government programs and agencies. Loans may be placed on non-accrual status earlier if management believes that collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.
  Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned ("OREO") until sold. Such assets are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

 14                                                           ANNUAL REPORT 2001

DELINQUENT LOANS. The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                            60-89 DAYS                      90 DAYS OR MORE
                                                    --------------------------         --------------------------
                                                                     PRINCIPAL                          PRINCIPAL
                                                     NUMBER           BALANCE           NUMBER           BALANCE
(DOLLARS IN THOUSANDS)                              OF LOANS         OF LOANS          OF LOANS         OF LOANS
-----------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2001
  Mortgage loans:
     Single-family residential                         20             $  763              56             $ 3,968
     Cooperative apartment                              2                 93              14                 204
     Multi-family residential                           3                511               5               2,312
     Commercial real estate                             4              1,491              13               6,780
  Commercial business loans                             3              3,998              41              13,313
  Consumer and other loans (1)                         53                502              77               1,355
                                                      ---             ------             ---             -------
  Total                                                85             $7,358             206             $27,932
                                                      ===             ======             ===             =======
  Delinquent loans to total loans (2)                                   0.13%                               0.48%
                                                                      ======                             =======

At March 31, 2001
  Mortgage loans:
     Single-family residential                         20             $  935              68             $ 5,035
     Cooperative apartment                              2                102               9                 211
     Multi-family residential                           2                288               3                 524
     Commercial real estate                             4              1,048              11               3,477
  Commercial business loans                            11              2,453              19               6,795
  Consumer and other loans (1)                         84                778              84               1,856
                                                      ---             ------             ---             -------
  Total                                               123             $5,604             194             $17,898
                                                      ===             ======             ===             =======
  Delinquent loans to total loans (2)                                   0.11%                               0.34%
                                                                      ======                             =======

At March 31, 2000
  Mortgage loans:
     Single-family residential                         29             $1,373              71             $ 3,712
     Cooperative apartment                              3                219              11                 243
     Multi-family residential                           3                357               6               1,128
     Commercial real estate                            --                 --              14               3,281
  Commercial business loans                             7                227              13               3,821
  Consumer and other loans (1)                        319              1,618             611               2,649
                                                      ---             ------             ---             -------
  Total                                               361             $3,794             726             $14,834
                                                      ===             ======             ===             =======
  Delinquent loans to total loans (2)                                   0.08%                               0.30%
                                                                      ======                             =======

------------
(1) Includes home equity loans and lines of credit, student loans, automobile loans, passbook loans and secured and unsecured personal loans.
(2) Total loans includes loans receivable less deferred loan fees and unamortized discounts, net.

ANNUAL REPORT 2001                                                            15

NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and OREO at the dates indicated.

                                   AT DECEMBER 31,                              At March 31,
                                   ---------------         -------------------------------------------------------
(DOLLARS IN THOUSANDS)                  2001                2001            2000            1999            1998
------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Mortgage loans:
     Single-family residential         $ 3,968             $ 5,035         $ 3,712         $ 2,809         $ 4,423
     Cooperative apartment                 204                 211             243             381             509
     Multi-family residential            2,312                 524           1,128             830           1,190
     Commercial real estate              6,780               3,477           3,281           2,687           4,782
  Commercial business loans             13,313               6,795           3,821             367             349
  Other loans (1)                        1,225               1,534              33              33              82
                                       -------             -------         -------         -------         -------
       Total non-accrual loans          27,802              17,576          12,218           7,107          11,335
                                       -------             -------         -------         -------         -------
Loans past due 90 days or more
  as to:
  Interest and accruing                    130                 322           2,616           1,197           1,607
  Principal and accruing (2)            18,089              17,750          11,516          30,805          16,804
                                       -------             -------         -------         -------         -------
       Total past due loans and
          accruing                      18,219              18,072          14,132          32,002          18,411
                                       -------             -------         -------         -------         -------
Total non-performing loans              46,021              35,648          26,350          39,109          29,746
                                       -------             -------         -------         -------         -------
Other real estate owned, net
  (3)                                      130                 235              68             273             192
                                       -------             -------         -------         -------         -------
Total non-performing assets (4)        $46,151             $35,883         $26,418         $39,382         $29,938
                                       =======             =======         =======         =======         =======
Non-performing loans as a
  percent of total loans                  0.78%               0.68%           0.53%           1.12%           1.07%
Non-performing assets as a
  percent of total assets                 0.61%               0.51%           0.40%           0.71%           0.57%
Allowance for loan losses as a
  percent of total loans                  1.33%               1.36%           1.42%           1.34%           1.31%
Allowance for loan losses as a
  percent of non-performing
  loans                                 170.01%             201.18%         266.74%         119.72%         122.19%

------------
(1) Consists primarily of FHA home improvement loans and home equity loans and lines of credit.
(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.
(3) Net of related valuation allowances.
(4) Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans, (ii) loans 90 days or more past due as to interest or principal and (iii) other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest and principal.

 16                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

  Non-performing assets increased 28.6% to $46.2 million at December 31, 2001, compared to $35.9 million at March 31, 2001. The increase of $10.3 million primarily reflects increases of $6.5 million in non-accrual commercial business loans and $3.3 million in non-accrual commercial real estate loans. Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $18.1 million at December 31, 2001 and consisted primarily of $14.2 million of commercial real estate loans and $3.5 million of multi-family residential loans. At December 31, 2001, the $14.2 million of contractually past due commercial real estate loans consisted of 6 loans, while the $3.5 million of contractually past due multi-family residential loans consisted of 20 loans.
  The Company's multi-family residential and commercial real estate loans are generally structured as a five or ten year balloon loan with the ability of the borrower to extend the term of the loan for an additional five years. At the contractual maturity date of these particular loans, the borrowers failed to repay in full the principal due. The borrowers, however, have continued to make payments on the loans consistent with the loans' payment terms based on the original amortization schedule. Although the Company has contacted the borrowers requesting that they refinance their loans, the borrowers have not yet taken such step. The majority of such loans bear interest rates that are above those being charged currently on newly originated multi-family residential and commercial real estate loans. Furthermore, the Company inspects each of such properties at least annually. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.
  The interest income that would have been recorded during the nine months ended December 31, 2001 and year ended March 31, 2001 if all of the Bank's non-accrual loans at the end of such period had been current in accordance with their terms during such periods was $1.0 million and $942,000, respectively.
  A New York-chartered savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Department"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Company believes that it has established an adequate allowance for possible loan losses, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially adjust its allowance for possible loan losses, thereby affecting the Company's financial condition and results of operations at that time. Although management believes that adequate specific and general loan loss allowances have been established, further adjustments to the allowances for loan losses may become necessary.

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

ANNUAL REPORT 2001                                                            17

--------------------------------------------------------------------------------

existing facts, conditions and values questionable, resulting in a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The Company also categorizes assets as "special mention". These are generally defined as assets that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset. However, they do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.
  The Company's senior management reviews and classifies loans continually and reports the results of its reviews to the Board of Directors on a monthly basis. At December 31, 2001, the Company had classified an aggregate of $93.9 million of assets (a portion of which consisted of non-accrual loans). In addition, at such date the Company had $54.6 million of assets that were designated by the Company as special mention. Included in assets deemed classified and special mention were an aggregate of $13.0 million and $5.1 million of loans, respectively, which were 90 days or more past due maturity which continued to make payments on a basis consistent with the original repayment schedule.

ALLOWANCE FOR LOAN LOSSES. The determination of the adequacy of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. The formalized process for assessing the adequacy of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of classified or criticized loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria of classified or criticized are categorized as pass loans. Each risk level, including pass loans, have an associated reserve ratio that increases as the risk level category increases. The reserve ratio for pass loans differs based upon the loan and collateral type. The reserve ratio is applied to the aggregate balance of loans designated to each risk level to compute the reserve requirement. This method of analysis is performed on the entire loan portfolio. Other factors used to support the balance of the allowance for loan losses and its components include regulatory examinations and national and local economic data associated with the real estate market in the Company's market area.
  The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The measurement value of the Company's impaired loans is based on the fair value of the underlying collateral. The Company identifies and measures impaired loans in conjunction with its assessment of the adequacy of the allowance for loan losses. Specific factors used in the identification of impaired loans include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage.
  The Company's allowance for loan losses amounted to $78.2 million at December 31, 2001 as compared to $71.7 million at March 31, 2001. The Company's allowance amounted to 1.33% of total loans at December 31, 2001 and 1.36% at March 31, 2001. The allowance for loan losses as a percent of non-performing loans was 170.0% at December 31, 2001 compared to 201.2% at March 31, 2001.
  The Company's allowance for loan losses increased $6.5 million from March 31, 2001 to December 31, 2001 due to provisions totaling $7.9 million and charge-offs, net of recoveries, of $1.4 million. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, the substantial increase in mortgage warehouse advances, the continued emphasis on commercial mortgage and business loan originations as well as the recognition of the overall softening of the national economy and in particular, the New York and New Jersey market. Included in the $7.9 million of provisions are adjustments to the allowance for loan losses by loan category to

 18                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

reflect changes in the Company's loan mix and risk characteristics.
  The Company will continue to monitor and modify its allowance for possible loan losses as conditions dictate. To date, the Company has not realized any direct credit impairment as a result of the tragic events of September 11, 2001 but continues to monitor its portfolio closely. Although management believes that, based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, in the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

  The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                          NINE MONTHS ENDED
                                            DECEMBER 31,                        Year Ended March 31,
                                          -----------------       -------------------------------------------------
(DOLLARS IN THOUSANDS)                          2001               2001          2000          1999          1998
-------------------------------------------------------------------------------------------------------------------
Allowance at beginning of period               $71,716            $70,286       $46,823       $36,347       $27,024
Allowances of acquired institutions (1)             --                 --         9,452            --            --
Provision:
  Mortgage loans                                 4,200                625         7,648         9,450         7,894
  Commercial business and other loans
    (2)                                          3,675                767         2,169         1,248         2,117
                                               -------            -------       -------       -------       -------
  Total provisions                               7,875              1,392         9,817        10,698        10,011
                                               -------            -------       -------       -------       -------
Charge-offs:
  Mortgage loans                                   850                120            40           194         1,047
  Commercial business and other loans
    (2)                                          1,756              2,489           199           403           263
                                               -------            -------       -------       -------       -------
  Total charge-offs                              2,606              2,609           239           597         1,310
                                               -------            -------       -------       -------       -------
Recoveries:
  Mortgage loans                                    83              1,071         1,020           241           415
  Commercial business and other loans
    (2)                                          1,171              1,576         3,413           134           207
                                               -------            -------       -------       -------       -------
  Total recoveries                               1,254              2,647         4,433           375           622
                                               -------            -------       -------       -------       -------
Net loans (charged-off)/recovered               (1,352)                38         4,194          (222)         (688)
                                               -------            -------       -------       -------       -------
Allowance at end of period                     $78,239            $71,716       $70,286       $46,823       $36,347
                                               =======            =======       =======       =======       =======
Net loans charged off to allowance for
  loan losses                                     1.73%               N/A           N/A          0.47%         1.89%
Allowance for possible loan losses as a
  percent of total loans                          1.33%              1.36%         1.42%         1.34%         1.31%
Allowance for possible loan losses as a
  percent of total non-performing loans
  (3)                                           170.01%            201.18%       266.74%       119.72%       122.19%

------------
(1) Reflects allowance for loan losses acquired in connection with the acquisitions of Broad and Statewide during fiscal 2000 of $6.7 million and $2.8 million, respectively.
(2) Includes commercial business loans, warehouse mortgage lines of credit, home equity loans and lines of credit, student loans, automobile loans and secured and unsecured personal loans.
(3) Non-performing loans consist of (i) non-accrual loans, (ii) loans 90 days or more past due as to interest or principal and (iii) other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest and principal.

ANNUAL REPORT 2001                                                            19

--------------------------------------------------------------------------------

The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                            AT DECEMBER 31,                                   At March 31,
                        ------------------------   ------------------------------------------------------------------
                                  2001                     2001                   2000                   1999
                        ------------------------   --------------------   --------------------   --------------------
                        AMOUNT OF                  Amount of              Amount of              Amount of
(DOLLARS IN THOUSANDS)  ALLOWANCE    PERCENT (1)   ALLOWANCE    PERCENT   ALLOWANCE    PERCENT   ALLOWANCE    PERCENT
---------------------------------------------------------------------------------------------------------------------
Mortgage loans           $53,094         78.1%      $56,769       84.9%    $54,743       90.0%    $40,128       96.5%

Commercial business
loans                     18,595         11.3         8,899        8.3       6,729        5.1       4,163        1.1

Warehouse mortgage
lines of credit            4,349          7.6         2,600        3.9          --        1.0          --         --

Other loans (2)            2,201          3.0         3,448        2.9       8,814        3.9       2,532        2.4
                         -------        -----       -------      -----     -------      -----     -------      -----

Total                    $78,239        100.0%      $71,716      100.0%    $70,286      100.0%    $46,823      100.0%
                         =======        =====       =======      =====     =======      =====     =======      =====

                            At March 31,
                        --------------------
                                1998
                        --------------------
                        Amount of
(DOLLARS IN THOUSANDS)  ALLOWANCE    PERCENT
----------------------  --------------------
Mortgage loans           $30,631       95.6%
Commercial business
loans                      3,494        1.1
Warehouse mortgage
lines of credit               --         --
Other loans (2)            2,222        3.3
                         -------      -----
Total                    $36,347      100.0%
                         =======      =====

------------
(1) Percent of loans in each category to total loans.
(2) Includes home equity loans and lines of credit, student loans, automobile loans and secured and unsecured personal loans.

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

INVESTMENT ACTIVITIES

INVESTMENT POLICIES. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company's investment and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company's goals with respect to interest rate risk management. The Company's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment-grade corporate and trust obligations, preferred securities, various types of mortgage-related securities, including collateralized mortgage obligations ("CMOs"), commercial paper and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At December 31, 2001, these equity investments totaled $51.4 million. See "Business-Regulation-Activi-

 20                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

ties and Investments of FDIC-Insured State-Chartered Banks".
  The Company has recently received Board of Director approval to enter into various derivative contracts for hedging purposes to facilitate its ongoing asset/liability management process. The Company's hedging activities will be limited to interest rate swaps, caps and floors with outstanding notional amounts not to exceed 10% of total assets. The objective of any hedging activities would be to reduce the Company's interest rate risk. Similarly, the Company does not invest in mortgage-related securities which are deemed by rating agencies to be "high risk," or purchase bonds which are not rated investment grade. At December 31, 2001, there were no derivative contracts outstanding.

MORTGAGE-RELATED SECURITIES. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA"). The Company primarily invests in CMO private issuances, which are principally AAA rated and are conservative current pay sequentials or planned amortization class structures and CMOs backed by U.S. Government agency securities.
  Mortgage-related securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. However, the existence of the guarantees or insurance generally results in such securities bearing yields which are less than the loans underlying such securities.
  The FHLMC is a publicly traded corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. The FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low-and middle-income housing, there are limits to the maximum size of 1-4 family loans that qualify for these programs.
  At December 31, 2001, the Company's $902.2 million of mortgage-related securities, which represented 11.8% of the Company's total assets, were comprised of $849.5 million of AAA rated and agency CMOs and $52.7 million of mortgage-backed securities, which were issued or guaranteed by the FHLMC, the FNMA or the GNMA. The portfolio increased from March 31, 2001 to December 31, 2001 by $181.6 million primarily due to purchases of $227.9 million of AAA rated CMOs with a weighted average yield of 6.60% and $206.0 million of U.S. Government and agency CMOs with a weighted average yield of 6.35%. In addition, unrealized gains on mortgage-related securities increased by $9.6 million. Partially offsetting these increases were approximately $221.4 million received from normal paydowns and $40.2 million of CMO

ANNUAL REPORT 2001                                                            21

--------------------------------------------------------------------------------

sales. The increase in unrealized gains is a direct result of the recent decline in market rates of interest. The underlying mortgages which support these securities have yields that are higher than current mortgage rates thereby increasing the fair value of the related securities.
  At December 31, 2001, the contractual maturity of approximately 98.1% of the Company's mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is generally less than its stated maturity due to repayments of the underlying mortgages. Prepayments at a rate different than that anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles ("GAAP"), premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly effect the yield of the mortgage-related security, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in the acceleration of any unamortized premium. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. The Company experienced this condition during the past nine months as mortgage rates declined and repayments, prepayments and maturities increased to $221.4 million for the nine months ended December 31, 2001 compared to $118.6 million for the year ended March 31, 2001. Under this circumstance, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-related securities amortize or repay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

  The following table sets forth the activity in the Company's mortgage-related securities portfolio during the periods indicated, all of which are available-for-sale.

                                                         NINE MONTHS ENDED         Year Ended
                                                           DECEMBER 31,             March 31,
                                                         -----------------   -----------------------
(IN THOUSANDS)                                                 2001            2001          2000
----------------------------------------------------------------------------------------------------
Mortgage-related securities at beginning of period           $ 720,549       $ 773,031    $1,189,833
Increase due to acquisitions                                        --              --       251,095
Purchases                                                      433,944          25,751            --
Sales                                                          (40,248)         (4,302)     (491,326)
Repayments, prepayments and maturities                        (221,413)       (118,595)     (139,384)
Amortization of premiums                                          (665)           (348)         (592)
Accretion of discounts                                             439             402           443
Unrealized gains (losses) on available-for-sale
  mortgage-related securities                                    9,585          44,610       (37,038)
                                                             ---------       ---------    ----------
Mortgage-related securities at end of period                 $ 902,191       $ 720,549    $  773,031
                                                             =========       =========    ==========

 22                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, preferred securities, mutual funds, equity securities and corporate and trust obligations. The Company's investment securities portfolio decreased $75.4 million to $125.8 million at December 31, 2001 compared to $201.2 million at March 31, 2001. The decrease was primarily the result of sales and maturities of $226.4 million of preferred securities, at a weighted average yield of 3.44%, and sales/repayments of $141.1 million of U.S. Government and agency securities. The decreases were partially offset by purchases of $261.4 million of preferred securities and $25.3 million of U.S. Government and agency securities, as well as a $5.7 million increase in unrealized gains on the portfolio.

  The following table sets forth the activity in the Company's investment securities portfolio, all of which are available-for-sale during the periods indicated.

                                                           NINE MONTHS ENDED
                                                             DECEMBER 31,          Year Ended March 31,
                                                           -----------------       ---------------------
(IN THOUSANDS)                                                   2001                2001        2000
--------------------------------------------------------------------------------------------------------
Investment securities at beginning of period                   $ 201,198           $212,768    $ 331,795
Increase due to acquisitions                                          --                 --      112,781
Purchases                                                        289,355             54,888      458,196
Sales                                                           (319,201) (1)       (67,814)    (502,428)
Maturities and repayments                                        (51,332)           (11,028)    (171,238)
Amortization of premium                                              (47)               (33)        (206)
Accretion of discounts                                               136                509          544
Unrealized gains (losses) on available-for-sale
investment securities                                              5,694             11,908      (16,676)
                                                               ---------           --------    ---------
Investment securities at end of period                         $ 125,803           $201,198    $ 212,768
                                                               =========           ========    =========

------------
(1) The Company recognized a net gain of $2.8 million on the sale of investment securities during the nine months ended December 31, 2001.

ANNUAL REPORT 2001                                                            23

  The following table sets forth information regarding the amortized cost and fair value of the Company's investment and mortgage-related securities at the dates indicated.

                                                                                              At March 31,
                                                                            -------------------------------------------------
                                                   AT DECEMBER 31, 2001              2001                      2000
                                                  -----------------------   -----------------------   -----------------------
                                                  AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
(IN THOUSANDS)                                       COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  Investment securities:
    U.S. Government and federal agency
    obligations                                   $  27,617    $   27,620    $145,837     $140,152    $  153,930    $137,872
    Municipal securities                              4,904         5,017       2,772        2,837         3,615       3,489
    Stocks:
      Preferred                                      91,365        91,322      56,365       56,317        46,365      46,270
      Common                                            953         1,844         953        1,892        25,497      25,137
                                                  ----------   ----------    --------     --------    ----------    --------
      Total investment securities                   124,839       125,803     205,927      201,198       229,407     212,768
  Mortgage-related securities:
    FNMA                                             19,417        19,519      21,182       21,111         8,631       8,566
    GNMA                                             21,170        22,387      26,711       27,588        35,385      35,638
    FHLMC                                            10,694        10,776      12,705       12,705         7,807       7,784
    CMOs                                            838,142       849,509     656,768      659,145       762,635     721,043
                                                  ----------   ----------    --------     --------    ----------    --------
    Total mortgage-related securities               889,423       902,191     717,366      720,549       814,458     773,031
                                                  ----------   ----------    --------     --------    ----------    --------
Total securities available-for-sale               $1,014,262   $1,027,994    $923,293     $921,747    $1,043,865    $985,799
                                                  ==========   ==========    ========     ========    ==========    ========

  The following table sets forth certain information regarding the maturities of the Company's investment and mortgage-related securities at December 31, 2001, all of which were classified as available-for-sale.

                                                AT DECEMBER 31, 2001, CONTRACTUALLY MATURING
                        --------------------------------------------------------------------------------------------
                                  WEIGHTED            WEIGHTED             WEIGHTED              WEIGHTED
                        UNDER 1   AVERAGE     1-5     AVERAGE     6-10     AVERAGE    OVER 10    AVERAGE
(DOLLARS IN THOUSANDS)   YEAR      YIELD     YEARS     YIELD      YEARS     YIELD      YEARS      YIELD      TOTAL
--------------------------------------------------------------------------------------------------------------------
Investment securities:
  U.S. Government and
  federal agency
  obligations           $2,657      4.17%    $   --       --%    $24,963     4.99%    $     --       --%    $ 27,620
  Municipal securities   3,051      3.22         --       --       1,966     7.06           --       --        5,017
Mortgage-related
  securities:
  FNMA                      --        --        410     8.32         114     7.62       18,995     6.17       19,519
  GNMA                      32      3.24      1,304     8.05       3,810     8.71       17,241     7.57       22,387
  FHLMC                      2      5.57      1,153     5.25         413     7.77        9,208     6.10       10,776
  CMOs                      --        --         --       --       9,718     6.19      839,791     6.46      849,509
                        ------               ------              -------              --------              --------
Total                   $5,742      3.66%    $2,867     6.96%    $40,984     5.75%    $885,235     6.47%    $934,828
                        ======      ====     ======     ====     =======     ====     ========     ====     ========

 24                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

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

DEPOSITS. The Company's product line is structured to attract both consumer and business prospects. Our current product line includes negotiable order of withdrawal ("NOW") accounts (including the "Active Management" NOW account), money market accounts, non-interest-bearing checking accounts, passbook and statement savings accounts, New Jersey municipal deposits, Interest on Lawyers Trust Accounts ("IOLTA") and Interest on Lawyers Accounts ("IOLA") and term certificate accounts.
  The Company's deposits are obtained primarily from the areas in which its branch offices are located; management estimates that only a minimal amount of the Company's deposits are obtained from customers residing elsewhere. The Company does not pay fees to brokers to solicit funds for deposit nor does the Company actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.
  The Company attracts deposits through a network of convenient office locations offering a variety of accounts and services, competitive interest rates and convenient customer hours. The Company's branch network consists of 69 traditional full-service offices. During the nine months ended December 31, 2001 the Company opened two de novo branches located in Wal-Mart stores in New Jersey. The Company currently expects to expand its branch network through the opening of approximately twelve additional branch offices over the next twelve to eighteen months. The Company has already received regulatory approval to open an additional branch office in Staten Island.
  In addition to its branch network, the Company currently maintains 89 ATMs in or at its branch offices and 16 ATMs at remote sites. The Company currently plans to install nine additional ATMs in its offices and four ATMs at remote sites by the end of calendar 2002.
  Supplementing the Company's branch and ATM network, are its call center, the Interactive Voice Response unit and its Internet banking services. On a monthly basis, the Company's call center responds and processes over 25,000 customer transactional requests and informational inquiries. The call center also provides account-opening services and can accept loan applications related to the Company's consumer loan product line. The Interactive Voice Response unit provides automated touch-tone information to over 190,000 telephoned inquiries per month. The Company's Internet banking site currently has approximately 23,000 users and provides a wide range of product and account information to both existing and new customers. Services on this site are being expanded to include, among other things, account-opening capabilities and other products and services.
  Deposit accounts offered by the Company vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company is not limited with respect to the rates it may offer on deposit accounts. In determining the characteristics of its deposit accounts, consideration is given to the profitability to the Company, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by the Company's competitors.
  The Company's focus on customer service has facilitated its growth and retention of lower-costing NOW accounts, money market accounts, non-interest bearing checking accounts and savings accounts, which generally bear rates substantially less than certificates of deposit. At December 31, 2001, these types of deposits amounted to $2.94 billion or 61.3% of the Company's total deposits. During the twelve months ended December 31, 2001 the weighted average rate paid on the Company's deposits, excluding certificates of deposit was 1.74%, as compared to a weighted average rate of

ANNUAL REPORT 2001                                                            25

--------------------------------------------------------------------------------

5.02% paid on the Company's certificates of deposit during this period. At December 31, 2001 approximately 88.6% of the Company's certificate of deposit portfolio was scheduled to mature within one year, reflecting customer preference to maintain their deposits with relatively short terms during the current economic environment.
  The Company's deposits increased $128.7 million or 2.8% to $4.79 billion at December 31, 2001 from $4.67 billion at March 31, 2001 primarily as a result of deposit inflows of $19.3 million combined with interest credited of $109.4 million. For further information regarding the Company's deposit liabilities see
Note 9 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

  The following table sets forth the activity in the Company's deposits during the periods indicated.

                                                     NINE MONTHS ENDED
                                                       DECEMBER 31,       Year Ended March 31,
                                                     -----------------   -----------------------
(IN THOUSANDS)                                             2001             2001         2000
------------------------------------------------------------------------------------------------
Deposits at beginning of period                         $4,666,057       $4,412,032   $3,447,364
Increase due to acquisitions                                    --               --    1,028,476
Other net increase (decrease) before interest
  credited                                                  19,293           85,797     (202,577)
Interest credited                                          109,425          168,228      138,769
                                                        ----------       ----------   ----------
Net increase in deposits                                   128,718          254,025      964,668
                                                        ----------       ----------   ----------
Deposits at end of period                               $4,794,775       $4,666,057   $4,412,032
                                                        ==========       ==========   ==========

  The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

                                                       AT DECEMBER 31,        At March 31,
                                                       ---------------   -----------------------
(IN THOUSANDS)                                              2001            2001         2000
------------------------------------------------------------------------------------------------
2.00% to 2.99%                                           $  681,896      $   19,209   $   21,701
3.00% to 3.99%                                              643,879          11,734       12,673
4.00% to 4.99%                                              209,596         350,878      856,700
5.00% to 5.99%                                              248,040       1,217,202      977,142
6.00% to 6.99%                                               66,192         667,385      219,938
7.00% to 8.99%                                                4,034           9,868       13,021
                                                         ----------      ----------   ----------
                                                         $1,853,637      $2,276,276   $2,101,175
                                                         ==========      ==========   ==========

 26                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

  The following table sets forth the amount and remaining maturities of the Company's certificates of deposit at December 31, 2001.

                                                  OVER           OVER             OVER
                                  SIX          SIX MONTHS      ONE YEAR        TWO YEARS         OVER
                                 MONTHS         THROUGH         THROUGH         THROUGH          THREE
(IN THOUSANDS)                  OR LESS         ONE YEAR       TWO YEARS      THREE YEARS        YEARS         TOTAL
-----------------------------------------------------------------------------------------------------------------------
2.00% to 2.99%                 $  474,801       $181,027        $14,877         $ 1,597         $ 9,594      $  681,896
3.00% to 3.99%                    457,649        160,776         13,825           8,345           3,284         643,879
4.00% to 4.99%                    120,252         30,109         11,350          33,442          14,443         209,596
5.00% to 5.99%                    121,785         45,072         45,762          11,102          24,319         248,040
6.00% to 6.99%                     43,178          4,732          1,809              20          16,453          66,192
7.00% to 8.99%                      2,914             35            352             439             294           4,034
                               ----------       --------        -------         -------         -------      ----------
Total                          $1,220,579       $421,751        $87,975         $54,945         $68,387      $1,853,637
                               ==========       ========        =======         =======         =======      ==========

  As of December 31, 2001, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was approximately $327.6 million. The following table presents the maturity of these time certificates of deposit at such date.

(IN THOUSANDS)                                   AMOUNT
--------------------------------------------------------
3 months or less                                $121,255
Over 3 months through 6 months                    88,094
Over 6 months through 12 months                   82,172
Over 12 months                                    36,101
                                                --------
                                                $327,622
                                                ========

BORROWINGS. The Company may obtain advances from the FHLB based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts, to fund increased lending or for investment purchases. The Company, at December 31, 2001, had $1.00 billion of FHLB advances outstanding with maturities of ten years or less with the majority having a maturity of less than five years. During the nine months ended December 31, 2001, the Company took advantage of favorable rates by locking in longer term borrowings of five to ten years, although the FHLB has the right to call these advances beginning in the third year, at a weighted average interest rate of 4.62%. Another funding source available to the Company is repurchase agreements with the FHLB. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At December 31, 2001, the Company had $655.0 million of FHLB repurchase agreements outstanding with maturities ranging between one year and ten years with the majority having a maturity of between five and ten years. Borrowings outstanding at December 31, 2001 also included $24.0 million of FHLB overnight deposits and a $0.1 million mortgage extended to the Company in connection with the purchase of one of its branch offices. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Business Strategy--Controlled Growth" in
Item 7 hereof and Note 10 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

EMPLOYEES
The Company had 1,145 full-time employees and 228 part-time employees at December 31, 2001. None of these employees are represented by a collective bargaining agreement or agent and the Company considers its relationship with its employees to be good.

SUBSIDIARIES
At December 31, 2001, the Holding Company's three active subsidiaries were the Bank, Mitchamm Corp. ("Mitchamm") and BNB Capital Trust (the "Issuer Trust").
ANNUAL REPORT 2001                                                            27

--------------------------------------------------------------------------------

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

INDEPENDENCE COMMUNITY REALTY CORP. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Bank transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC's common stock and all 10,000 shares of ICRC's 8% junior preferred stock. In January 1997, 111 officers and employees of the Bank each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At December 31, 2001, ICRC held $1.32 billion of loans and $133.6 million of short-term investments.

RENAISSANCE ASSET CORPORATION. RAC, which was acquired from Broad, was established by Broad National Bank ("Broad National") in November 1997 as a New Jersey real estate investment trust. At December 31, 2001, RAC held $116.6 million of loans and $65.0 million of short-term investments.

INDEPENDENCE COMMUNITY INSURANCE AGENCY, INC. ("ICIA"). ICIA was established in 1984. ICIA was formed as a licensed life insurance agency to sell the products of the new mutual insurance company formed by the Savings Bank Life Insurance Department of New York.

WILJO DEVELOPMENT CORP. ("WILJO"). The assets of Wiljo consist primarily of the office space in the building in which the Company's executive offices are located and its limited partnership interest in the partnership which owns the remaining portion of the building. At December 31, 2001, Wiljo had total assets of $6.4 million and the Company's equity investment in Wiljo amounted to $5.1 million.

 28                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

BROAD NATIONAL REALTY CORP. ("BNRC"). BNRC was established by Broad National in July 1987. The assets of BNRC consist primarily of an office building located at 909 Broad Street, Newark New Jersey. BNRC is also the holding company for BNB Horizons Inc. ("Horizon"). BNRC had total assets of $3.1 million at December 31, 2001.

BROAD HORIZONS INC. Horizon was established by Broad National in May 1998 to manage vacant land located at 901 Broad Street, Newark New Jersey. Horizon's assets totaled $259,000 at December 31, 2001.

BNB INVESTMENT CORP. ("INVESTMENT CORP"). Investment Corp. was established by Broad National in February 1987 to hold various investment securities. Investment Corp. had total assets of $61.8 million at December 31, 2001.

BRONATOREO, INC. ("BRONATOREO"). Bronatoreo was established by Broad National in August 1992 to maintain parking lots located behind 905 Broad Street, Newark New Jersey. Bronatoreo had total assets of $2.0 million at December 31, 2001.

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

ANNUAL REPORT 2001                                                            29

--------------------------------------------------------------------------------

GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, as discussed under "--Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "--Qualified Thrift Lender Test."
  The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution's disclosure of the customer's financial information to non-affiliated third parties. Such regulations become mandatory as of July 1, 2001.
  If the Holding Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and
(iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).
  The QTL test set forth in the HOLA requires that qualified thrift investments ("QTIs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card

 30                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At December 31, 2001, approximately 87.4% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.
  In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2001, the Bank was in compliance with the above restrictions.

RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.
  The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the ac-

ANNUAL REPORT 2001                                                            31

--------------------------------------------------------------------------------

quiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System.
  The FDIC's capital regulations establish a minimum 3.0% Tier 1 leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights.
  The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and gen-

 32                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

eral allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2001, the Bank exceeded each of its capital requirements. See Note 17 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.
  In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. However, the agencies have determined not to proceed with the previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

ACTIVITIES AND INVESTMENTS OF NEW YORK-CHARTERED SAVINGS BANKS. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. See "--Activities and Investments of FDIC Insured State--Chartered Banks." These New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York Banking Law and regulations which set forth specific investment authority. A New York-chartered stock savings bank may also exercise trust powers upon approval of the Department.
  Under recently enacted legislation, the Department has been granted the authority to maintain the power of state-chartered banks reciprocal with those of a national bank.
  New York-chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the savings bank's assets, and such investments, to-

ANNUAL REPORT 2001                                                            33

--------------------------------------------------------------------------------

gether with the savings bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.
  With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

ACTIVITIES AND INVESTMENTS OF FDIC-INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.
  Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank's tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of December 31, 2001, the book value of the Bank's investments under this exception was $51.4 million, which equaled 8.16% of its Tier I capital. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control.

REGULATORY ENFORCEMENT AUTHORITY. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.
  Under the New York Banking Law, the Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Department to dis-

 34                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

continue such practices, such director, trustee or officer may be removed from office by the Department after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Department against the Bank or any of its directors or officers. The Department also may take possession of a banking organization under specified statutory criteria.

PROMPT CORRECTIVE ACTION. Section 38 of the FDIA provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."
  An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.
  As December 31, 2001, the Bank had capital levels which qualified it as a "well-capitalized" institution.

FDIC INSURANCE PREMIUMS. The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC but has deposit accounts insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases involving SAIF-insured deposits. Such SAIF-insured deposits amounted to $2.27 billion as of December 31, 2001. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order poses a serious threat to the FDIC.
  The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance tem-

ANNUAL REPORT 2001                                                            35

--------------------------------------------------------------------------------

porarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.
  Beginning October 1, 1996, effective SAIF rates ranged from zero basis points to 27 basis points which was the same range of premiums as the BIF rates. From 1997 through 1999, almost all FDIC-insured institutions paid 6.4 basis points of their SAIF-assessable deposits and approximately 1.3 basis points of their BIF-assessable deposits to fund the Financing Corporation. Beginning January 1, 2000, all FDIC insured institutions are assessed the same rate for their BIF and SAIF assessable deposits to fund the Financing Corporation. Based upon the $2.90 billion of BIF-assessable deposits and $2.27 billion of SAIF-assessable deposits at December 31, 2001, the Bank expects to pay approximately $235,000 in insurance premiums per quarter during calendar 2002.

BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had no brokered deposits outstanding at December 31, 2001.

COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and the CRA.
  The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Bank, the FDIC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank's latest federal CRA rating based upon its last examination is "satisfactory."
  The Company is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Department to consider a bank's NYCRA rating when reviewing a bank's appli-

 36                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

cation to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating received from the Department based upon its last examination is "satisfactory."

LIMITATIONS ON DIVIDENDS. The Holding Company is a legal entity separate and distinct from the Bank. The Holding Company's principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements including a requirement, as a result of the Holding Company's savings and loan holding company status, that the Bank notify the Director of the OTS not less than 30 days in advance of any proposed declaration by its directors of a dividend.
  Under New York Banking Law, a New York-chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Department is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.
  In January 2002, the Bank requested (and received) approval of the distribution to the Company of an aggregate of $50.0 million. In December 2000, the Bank requested (and received) approval of the distribution to the Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as December 31, 2001. In addition, during fiscal 2000, the Bank requested (and received) approval of or non-objection to the distribution to the Company of an aggregate of $285.0 million. Of this amount, $14.0 million, $95.0 million and $176.0 million was distributed to the Company during the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively. The distributions were primarily used by the Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Company's open market stock repurchase programs and dividend payments.

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

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $1.68 billion of FHLB borrowings at December 31, 2001.
  As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At December 31, 2001, the Bank had approximately $85.4 million in FHLB stock, which resulted in its compliance with this requirement.
  The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

ANNUAL REPORT 2001                                                            37

--------------------------------------------------------------------------------

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts and personal and business demand deposits) and non-personal time deposits. As of December 31, 2001, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

TAXATION

FEDERAL TAXATION

GENERAL. The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below.
  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Bank's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1997.

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

BAD DEBT RESERVE. Prior to the 1996 Act, the Company was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2001 is approximately $1.2 million. The Company has an associated deferred tax liability of approximately $430,000 at December 31, 2001.
  As discussed more fully below, the Company and certain eligible or qualified subsidiaries file combined New York State Franchise and New York City Financial Corporation tax returns. The basis of the determination of each tax is the greater of a tax on entire net income (or on alternative entire net income) or a tax computed on taxable assets. However, for state purposes, New York State enacted legislation in 1996, which among other things, decoupled the Federal and New York State tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt reserve method under section 593 of the Code. Thus, provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to use the special reserve method for bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank's loss history ("Experience Method") or a statutory percentage equal to 32% of the Bank's New York State or City taxable income ("Percentage Method").

TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.
  At December 31, 2001, the Bank's total federal pre-1988 reserve was approximately $30.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.

 38                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

ALTERNATIVE MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2001, the Company has no AMT credits available as credits for carryover.

NET OPERATING LOSS CARRYOVERS. For the years beginning after August 5, 1997, a financial institution may carry back net operating losses to the preceding two taxable years and carry forward to the succeeding twenty taxable years. At December 31, 2001, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

STATE AND LOCAL TAXATION

NEW YORK STATE AND NEW YORK CITY TAXATION. The Company and certain eligible and qualified subsidiaries report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 8.5% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed in an amount equal to the greater of 9% of "entire net income" allocable to New York City or similar alternative taxable methods and rates as New York State.
  A Metropolitan Transportation Business Tax Surcharge on Corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2001, the surcharge rate is 17% of the State franchise tax liability.
  If the Bank fails to meet certain thrift assets and definitional tests for New York State and New York City tax purposes, it would have to recapture into taxable income approximately $110.0 million of previously recognized deductions. As of December 31, 2001, no related deferred taxes have been recognized.
  The Company is currently undergoing an audit of its New York State income tax returns for the calendar years 1994, 1995 and 1996. As previously disclosed, the Company received in fiscal 2000 a notice which could result in additional income tax liability to both New York State and New York City for the years in question. The Company has conducted a review and analysis of the basis and accuracy of the State's claims. Based on its review, the Company does not believe that the final resolution will have a material financial statement impact.

NEW JERSEY TAXATION. The Company and certain eligible and qualified subsidiaries report income on a separate company basis, as New Jersey Law does not permit consolidated return filing. The state of New Jersey imposes a tax on entire net income at a rate of 3.0% on savings institutions and 7.5%, if allocated income is $100,000 or less, or at a rate of 9.0% on allocated income over $100,000 for other corporations.

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

ANNUAL REPORT 2001                                                            39

ITEM 2. PROPERTIES
OFFICES AND PROPERTIES
At December 31, 2001, the Company conducted its business from its executive offices in Brooklyn and 69 full service branch offices:

                                                                          NET BOOK VALUE OF
                                                                             PROPERTY AND
                                                                              LEASEHOLD
                                                              LEASE          IMPROVEMENTS       DEPOSITS AT
                                                OWNED OR    EXPIRATION     AT DECEMBER 31,      DECEMBER 31,
LOCATION (1)                                     LEASED        DATE              2001               2001
------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)
EXECUTIVE AND ADMINISTRATIVE OFFICES:
195 Montague Street
Brooklyn, New York 11201 (2)                     Owned                         $16,215           $  129,621

BRANCH OFFICES:
130 Court Street
Brooklyn, New York 11201 (3)                     Owned                           3,990              217,718

6424-18th Avenue
Brooklyn, New York 11204                         Owned                             897              305,070

23 Newkirk Plaza
Brooklyn, New York 11226                         Owned                           2,232              117,189

443 Hillside Avenue
Williston Park, New York 11596                   Owned                           1,939              190,490

23-56 Bell Boulevard
Bayside, New York 11360                         Leased         2008                  4              200,122

250 Lexington Avenue
New York, New York 10016                        Leased         2030                152               74,882

1416 East Avenue
Bronx, New York 10462                           Leased             (4)             105              114,297

1420 Northern Boulevard
Manhasset, New York 11030                       Leased         2017                799               86,716

1769-86th Street
Brooklyn, New York 11214                         Owned                           1,327              167,611

Pratt Institute Campus
200 Willoughby Avenue
Brooklyn, New York 11205                        Leased             (5)               3                5,878

2357-59 86th Street
Brooklyn, New York 11214                         Owned                           1,624               98,531

4514 16th Avenue
Brooklyn, New York 11204                         Owned                           1,715              137,175

37-10 Broadway
Long Island City, New York 11103                 Owned                           1,566              174,929

22-59 31st Street
Long Island City, New York 11105                 Owned                             598              104,111

24-28 34th Avenue
Long Island City, New York 11106                Leased         2007                246               70,695

51-12 31st Avenue
Woodside, New York 11377                        Leased         2007                241               51,912

83-20 Roosevelt Avenue
Jackson Heights, New York 11372                 Leased         2005                659               61,033

 40                                                           ANNUAL REPORT 2001

                                                                          NET BOOK VALUE OF
                                                                             PROPERTY AND
                                                                              LEASEHOLD
                                                              LEASE          IMPROVEMENTS       DEPOSITS AT
                                                OWNED OR    EXPIRATION     AT DECEMBER 31,      DECEMBER 31,
LOCATION (1)                                     LEASED        DATE              2001               2001
------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)
75-15 31st Avenue
Jackson Heights, New York 11370                 Leased         2004            $   214           $   92,008

89-01 Northern Boulevard
Jackson Heights, New York 11372                 Leased         2004                193               91,847

498 Columbia Street
Brooklyn, New York 11231                        Leased         2002                319               23,758

150-28 Union Turnpike
Flushing, New York 11367                        Leased         2012                187               59,631

234 Prospect Park West
Brooklyn, New York 11215                         Owned                           2,887               70,043

7500 Fifth Avenue
Brooklyn, New York 11209                         Owned                             529               72,043

440 Avenue P
Brooklyn, New York 11223                         Owned                           1,226               96,592

301 Avenue U
Brooklyn, New York 11223                         Owned                           1,398               92,503

8808 Fifth Avenue
Brooklyn, New York 11209                         Owned                           2,303               63,747

1310 Kings Highway
Brooklyn, New York 11229                         Owned                             401               72,849

4823 13th Avenue
Brooklyn, New York 11219                         Owned                           3,610              206,728

1302 Avenue J
Brooklyn, New York 11230                         Owned                           1,946              130,964

1550 Richmond Road
Staten Island, New York 10304                    Owned                           1,289              129,968

1460 Forest Avenue
Staten Island, New York 10302                   Leased         2011                202              124,719

2655 Richmond Avenue
Staten Island, New York 10314                   Leased         2010                384               29,545

6509 Bay Parkway
Brooklyn, New York 11204                         Owned                           2,026               19,019

131 Jericho Turnpike
Mineola, New York 11501                         Leased         2010                479               36,736

905 Broad Street
Newark, New Jersey 07102                         Owned                           1,811               36,550

745 Broad Street
Newark, New Jersey 07102                        Leased         2003                 44               26,779

243 Chestnut Street
Newark, New Jersey 07105                        Leased         2007                116               31,398

236 West St. George Avenue
Linden, New Jersey 07036                        Leased         2014                143               11,630

ANNUAL REPORT 2001                                                            41

                                                                          NET BOOK VALUE OF
                                                                             PROPERTY AND
                                                                              LEASEHOLD
                                                              LEASE          IMPROVEMENTS       DEPOSITS AT
                                                OWNED OR    EXPIRATION     AT DECEMBER 31,      DECEMBER 31,
LOCATION (1)                                     LEASED        DATE              2001               2001
------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)
1-7 Wheeler Point Road
Newark, New Jersey 07105                        Leased         2003            $    41           $   59,742

133 Jackson Street
Newark, New Jersey 07105                         Owned                             792              115,393

225 Milburn Avenue
Milburn, New Jersey 07041                       Leased         2006                 --               27,879

65 River Road
North Arlington, New Jersey 07031               Leased         2003                 61               35,570

1000 South Elmora Avenue
Elizabeth, New Jersey 07202                     Leased         2006                170               63,204

30 W. Mt. Pleasant Avenue
Livingston, New Jersey 07039                    Leased         2006                 17               37,753

Convery Plaza, Route 35
Perth Amboy, New Jersey 08861                   Leased         2002                 23               20,718

466 Bloomfield Avenue
Newark, New Jersey 07107                        Leased         2013                 48               34,752

826 Elizabeth Avenue
Elizabeth, New Jersey 07201                      Owned                             284               38,437

554 Central Avenue
East Orange, New Jersey 07018                    Owned                             321               30,447

255 Prospect Avenue
West Orange, New Jersey 07052                   Leased         2004                 58                8,285

348 Central Avenue
Jersey City, New Jersey 07307                   Leased         2006                281                8,532

290 Ferry Street
Newark, New Jersey 07105                        Leased         2005                 --               16,962

9 Path Plaza
Jersey City, New Jersey 07306                   Leased         2011                559               97,502

241 Central Avenue
Jersey City, New Jersey 07307                    Owned                             285               63,605

214 Newark Avenue
Jersey City, New Jersey 07302                    Owned                             313               24,477

12 Chapel Avenue
Jersey City, New Jersey 07305                   Leased         2003                 38                8,052

400 Marin Boulevard
Jersey City, New Jersey 07302                   Leased         2010                202               14,237

86 River Street
Hoboken, New Jersey 07030                       Leased         2002                 22               13,283

416 Anderson Avenue
Cliffside Park, New Jersey 07010                 Owned                             166               12,115

35 South Main Street
Lodi, New Jersey 07644
Building                                         Owned
Adjacent parcel of land                         Leased         2005                218               21,821

 42                                                           ANNUAL REPORT 2001

                                                                          NET BOOK VALUE OF
                                                                             PROPERTY AND
                                                                              LEASEHOLD
                                                              LEASE          IMPROVEMENTS       DEPOSITS AT
                                                OWNED OR    EXPIRATION     AT DECEMBER 31,      DECEMBER 31,
LOCATION (1)                                     LEASED        DATE              2001               2001
------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)
19 Schuyler Avenue
North Arlington, New Jersey 07031               Leased         2008            $   188           $   19,227

1322A Patterson Plank Road
Secaucus, New Jersey 07094                       Owned                             809               44,534

456 North Broad Street
Elizabeth, New Jersey 07208                      Owned                             498               53,172

314 Elizabeth Avenue
Elizabeth, New Jersey 07206                     Leased         2098                 93               28,511

345 South Avenue
Garwood, New Jersey 07027                        Owned                             139               28,540

246 South Avenue
Fanwood, New Jersey 07023                        Owned                             225               15,587

1886 Springfield Avenue
Maplewood, New Jersey 07040                     Leased         2009                837               19,670

1126 Route 9
Old Bridge, New Jersey 08857                    Leased         2006                 77                3,039

900 Springfield Road
Union, New Jersey 07083                         Leased         2006                185                2,692
                                                                               -------           ----------
Totals                                                                         $62,969           $4,794,775
                                                                               =======           ==========

------------
(1) Branch offices located at 100 Clearbrook Road, Elmsford, NY 10523 and 105 Maxess Road, Melville, NY 11747 opened for business on February 19, 2002.
(2) The Bank operates a full-service branch on the ground floor of the building.
(3) Designated as the Bank's main office.
(4) Consists of two leases. The original lease executed in March 1972 was scheduled to expire in September 2002. This lease has been extended and the new expiration date is September 2012. In February 1987, the Bank entered into a lease for additional space in the adjacent store which expires in November 2002.
(5) The Bank executed a "Memorandum of Understanding" with the Pratt Institute to occupy the space; no expiration date was stated in the Memorandum.

ANNUAL REPORT 2001                                                            43

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the opinion of management, in the aggregate, will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.
  On December 1, 1995, Statewide Savings Bank ("Statewide") initiated a suit against the U.S. Government alleging, among other things, breach of contract and seeking damages for harm caused to Statewide through changes in Federal banking regulations regarding the treatment of goodwill in calculating the capital of thrift institutions. The case relates to goodwill created by Statewide's 1982 acquisition of Arch Federal Savings and Loan Association ("Arch"). The enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") in 1989 resulted in the amendment of Federal regulations requiring a phase-out of goodwill from the calculation of a thrift institution's capital ratios and requiring that by January 1, 1995, no goodwill be counted as capital. As of the effective date of the regulations, Statewide had $18.7 million in goodwill from the Arch acquisition on its balance sheet.
  The suit was initially subject to a stay pending a ruling by the U.S. Supreme Court of the U.S. Government's appeal of a decision of the U.S. Court of Federal Claims ("Court of Claims") in another case which had upheld the right of three thrift institutions to maintain such actions. In July 1996, the U.S. Supreme Court ruled in "United States v. Winstar Corporation" upholding the Court of Claims' ruling in favor of the three institutions involved in that suit. Subsequently, the stay in all goodwill related cases was lifted. The U.S. Government then filed a motion seeking to dismiss all goodwill related claims filed six years after the date of FIRREA's adoption on August 9, 1989. Statewide had filed its claim on December 1, 1995. Statewide, along with the approximately 25 other institutions subject to the motion, vigorously opposed the U.S. Government's motion to dismiss. In January 1997, the judge appointed to hear the motion ruled against the U.S. Government, holding that the statute of limitations had not begun to run until OTS regulations implementing the FIRREA were adopted on December 7, 1989. The case is currently in the expert discovery phase, and no trial date has been set. Fact discovery was concluded in August 2000. In the fall of 2000, both the Company (as successor to Statewide) and the U.S. Government filed motions for summary judgment as to liability. These motions have not yet been scheduled for argument or disposition. Accordingly, for these reasons and because of other factors affecting the predictability of litigation, management cannot predict the eventual outcome, the amount of damages, if any, or the timing of final disposition of the case.
  See "Taxation--State and Local Taxation" for a discussion of the status of an audit of the Company's New York State income tax returns, including a claim for additional tax liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 44                                                           ANNUAL REPORT 2001

--------------------------------------------------------------------------------

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDERS' MATTERS

On March 13, 1998 the conversion and reorganization of the Bank and its mutual holding company parent was completed. The common stock began trading on the Nasdaq Stock Market on March 17, 1998. In connection with the consummation of the Conversion, the Holding Company issued 76,043,750 shares of common stock, including 5,632,870 shares which were contributed to the Independence Community Foundation (the "Foundation"). As of December 31, 2001, there were 58,372,560 shares of common stock outstanding. As of March 15, 2002 the Holding Company had 11,487 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. The following table sets forth the high and low stock prices of the Holding Company's common stock as reported by the Nasdaq Stock Market under the symbol "ICBC". Price information appears in major newspapers under the symbols "IndepCmntyBk" or "IndpCm".

                         NINE MONTHS
                            ENDED           Year Ended
                      DECEMBER 31, 2001   March 31, 2001
                      -----------------   ---------------
                       HIGH       LOW      HIGH     LOW
                      -----------------------------------
First Quarter         19.890    16.625    13.750   10.875
Second Quarter        25.180    17.000    14.188   12.875
Third Quarter         24.850    20.500    16.938   13.750
Fourth Quarter           N/A       N/A    17.500   15.125

  The following schedule summarizes the cash dividends paid by the Holding Company per share of common stock for periods indicated.

                NINE MONTHS ENDED   Fiscal Year Ended
                DECEMBER 31, 2001    March 31, 2001
                -------------------------------------
First Quarter         $0.08               $0.07
Second Quarter         0.09                0.07
Third Quarter          0.10                0.08
Fourth Quarter          N/A                0.08

  On January 25, 2002, the Board of Directors declared a quarterly cash dividend of $0.11 per share of Common Stock, payable on February 21, 2002, to stockholders of record at the close of business on February 7, 2002.
  See "Liquidity and Commitments" and Notes 1 and 19 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Holding Company's ability to pay dividends.

ANNUAL REPORT 2001                                                            45

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                         AT DECEMBER 31,                     At March 31,
                                         ---------------   -------------------------------------------------
(IN THOUSANDS)                                2001            2001         2000         1999         1998
------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
  Total assets                             $7,624,798      $7,010,867   $6,604,150   $5,536,978   $5,222,996
  Cash and cash equivalents                   207,633         277,762      152,167      279,885      857,251
  Mortgage-related securities
  available-for-sale                          902,191         720,549      773,031    1,189,833       84,610
  Investment securities
  available-for-sale                          125,803         201,198      212,768      331,795    1,282,072
  Loans receivable, net                     5,799,892       5,189,725    4,880,234    3,459,658    2,745,540
  Goodwill (1)                                185,161         185,161      200,410       19,939       21,823
  Intangible assets                             8,981          13,833       20,569       27,305       34,050
  Deposits                                  4,794,775       4,666,057    4,412,032    3,447,364    3,393,800
  FHLB borrowings                           1,682,700       1,308,950    1,160,375    1,106,725       14,300
  Borrowings-securities loaned                     --              --           --           --      701,160
  Trust preferred securities (2)               11,067          11,067       11,500           --           --
  Other borrowings                                 88             343        2,363       11,639        2,381
  Total stockholders' equity                  880,533         813,156      834,807      824,962      949,124

                                               FOR THE NINE   FOR THE TWELVE
                                               MONTHS ENDED    MONTHS ENDED
                                               DECEMBER 31,    DECEMBER 31,          FOR THE YEAR ENDED MARCH 31,
                                               ------------   --------------   -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      2001            2001          2001       2000       1999       1998
------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA:
  Interest income                                $362,206        $482,621      $470,702   $402,486   $336,415   $293,043
  Interest expense                                172,626         236,442       247,457    203,660    167,221    160,943
                                                 --------        --------      --------   --------   --------   --------
  Net interest income                             189,580         246,179       223,245    198,826    169,194    132,100
                                                 --------        --------      --------   --------   --------   --------
  Provision for loan losses                         7,875           8,475         1,392      9,817     10,698     10,011
                                                 --------        --------      --------   --------   --------   --------
  Net interest income after provision for
    loan losses                                   181,705         237,704       221,853    189,009    158,496    122,089
  Net gain (loss) on sales of loans and
    securities                                      2,850           3,145         3,398     (1,716)       390        115
  Other non-interest income                        41,623          53,924        34,940     18,632     10,933     10,233
  Amortization of goodwill                             --           3,594        14,344      7,780      1,884      1,945
  Amortization of intangible assets                 5,761           7,481         6,880      6,833      6,745      6,795
  Charitable contribution to Independence
    Community Foundation (3)                           --              --            --         --         --     56,422
  Other non-interest expense                      109,880         144,854       131,602    105,277     89,574     80,713
                                                 --------        --------      --------   --------   --------   --------
  Income (loss) before provision (benefit)
    for income taxes                              110,537         138,844       107,365     86,035     71,616    (13,438)
  Provision (benefit) for income taxes             40,899          52,779        45,329     32,789     26,441     (3,482)
                                                 --------        --------      --------   --------   --------   --------
  Net income (loss)                              $ 69,638        $ 86,065      $ 62,036   $ 53,246   $ 45,175   $ (9,956)
                                                 ========        ========      ========   ========   ========   ========
  Basic earnings (loss) per share (3)            $   1.33        $   1.64      $   1.11   $   0.90   $   0.67   $  (0.52)
                                                 ========        ========      ========   ========   ========   ========
  Diluted earnings (loss) per share (3)          $   1.27        $   1.58      $   1.10   $   0.90   $   0.66   $  (0.52)
                                                 ========        ========      ========   ========   ========   ========

                                                        (footnotes on next page)
 46                                                           ANNUAL REPORT 2001

                                                AT OR FOR      AT OR FOR
                                                 THE NINE      THE TWELVE
                                               MONTHS ENDED   MONTHS ENDED
                                               DECEMBER 31,   DECEMBER 31,    AT OR FOR THE YEAR ENDED MARCH 31,
                                               ------------   ------------   -------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    2001 (4)         2001        2001      2000      1999      1998
------------------------------------------------------------------------------------------------------------------
KEY OPERATING RATIOS AND OTHER DATA:
PERFORMANCE RATIOS: (5)
  Return on assets (5)                              1.27%           1.19%       0.91%     0.88%     0.90%     0.64%
  Return on equity (6)                             11.01           10.32        7.60      6.51      4.87      7.59
  Average interest-earning assets to average
    interest-bearing liabilities                  106.55          106.39      107.25    111.29    120.66    105.17
  Interest rate spread (7)                          3.55            3.47        3.23      3.06      2.79      3.05
  Net interest margin (7)                           3.77            3.69        3.51      3.47      3.50      3.26
  Non-interest expense, excluding
    amortization of intangible assets, to
    total assets (6)                                2.00            2.00        1.92      1.74      1.78      1.90
  Efficiency ratio (8)                             47.53           48.27       50.97     48.41     49.73     56.71
  Cash dividends declared per common share       $  0.27        $   0.35     $  0.30   $  0.21   $  0.06       N/A
ASSET QUALITY RATIOS:
  Non-performing loans as a percent of total
    loans at end of period                          0.78%           0.78%       0.68%     0.53%     1.12%     1.07%
  Non-performing assets to total assets at
    end of period (9)                               0.61            0.61        0.51      0.40      0.71      0.57
  Allowance for loan losses to non-performing
    loans at end of period                        170.01          170.01      201.18    266.74    119.72    122.19
  Allowance for loan losses to total loans at
    end of period                                   1.33            1.33        1.36      1.42      1.34      1.31
CAPITAL AND OTHER INFORMATION: (5)
  Equity to assets at end of period                11.55%          11.55%      11.60%    12.64%    14.90%    18.17%
  Leverage capital (10)                             8.60            8.60        8.20      7.83     12.85     11.16
  Tangible equity to risk-weighted assets at
    end of period (10)                             10.85           10.85       11.70     11.37     17.73     22.25
  Total capital to risk-weighted assets at
    end of period (10)                             12.20           12.20       12.95     12.62     19.03     23.50
  Tangible book value per share                  $ 11.76        $  11.76     $ 10.39   $  9.13   $ 11.46   $ 11.75
  Cash earnings (11)                             $82,504        $106,006     $89,100   $73,431   $58,459   $36,754
  Diluted cash earnings per common share         $  1.51        $   1.95     $  1.58   $  1.24   $  0.86   $  0.13
  Number of full-service offices at end of
    period                                            69              69          67        65        32        34

------------
 (1) Represents the excess of cost over fair value of net assets acquired. The increase from March 31, 1999 to March 31, 2000 reflected the $98.8 million and $88.6 million of goodwill resulting from the acquisitions of Broad and Statewide, respectively. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which resulted in discontinuing the amortization of goodwill. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Acquisitions" in Item 7 hereof.
 (2) The Trust Preferred Securities were assumed by the Holding Company as part of the Broad acquisition effective the close of business on July 31, 1999.
 (3) The Bank completed its Conversion on March 13, 1998. Accordingly, earnings per share for the fiscal year ended March 31, 1998 are presented on an historical basis from March 13, 1998 to March 31, 1998. Includes the one time non-recurring charge of $56.4 million ($37.2 million, net of tax) for funding of the Foundation in connection with the completion of the Conversion.
 (4) Where applicable, ratios have been annualized.
 (5) With the exception of end of period ratios and the efficiency ratio, all ratios are based on average daily balances during the respective periods.
 (6) At and for the year ended March 31, 1998, excludes the one time non-recurring charge of $56.4 million ($37.2 million net of tax) for the funding of the Foundation.
 (7) Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.
 (8) Reflects adjusted operating expense (net of amortization of goodwill and other intangibles, and contribution to the Foundation) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on the sales of loans and securities).
 (9) Non-performing assets consist of non-accrual loans, loans past due 90 days or more as to interest or principal repayment and accruing and real estate acquired through foreclosure or by deed-in-lieu therefore.
(10) Ratios reflect the capital position of the Bank only.
(11) Cash earnings include net income adjusted for the amortization of goodwill (for periods prior to April 1, 2001) and other intangibles and certain charges related to the Company's stock related benefit plans, net of tax. For fiscal 1998, cash earnings were also adjusted to exclude the one time non-recurring charge of $56.4 million ($37.2 million net of tax) related to the funding of the Foundation.
ANNUAL REPORT 2001                                                            47

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.
  The Company's results of operations also are affected by the provision for loan losses resulting from management's assessment of the adequacy of the allowance for loan losses, the level of its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense, deposit insurance premiums, data processing services, amortization of intangibles and income tax expense.
  The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy emphasizing controlled growth, commercial real estate and multi-family residential lending, commercial business lending, warehouse mortgage lines of credit and retail and commercial deposit products, while maintaining asset quality and stable liquidity.
  The Company announced in October 2001 that it changed its fiscal year end from March 31, to December 31, effective December 31, 2001. This change provides internal efficiencies as well as aligns the Company's reporting cycle with regulators, taxing authorities and the investor community. Due to the change in the reporting period, the comparison of annual operating performance is based upon the 12 month calendar year ended December 31, 2001 compared to the last audited 12 month fiscal year ended March 31, 2001.

BUSINESS STRATEGY

CONTROLLED GROWTH. In recent years, the Company has sought to increase its assets and expand its operations through internal growth as well as through acquisitions. During the nine months ended December 31, 2001, the Company opened two de novo branches and opened three de novo branches during the year ended March 31, 2001. The Company currently expects to open approximately twelve additional banking locations, including approximately three in Manhattan during the next twelve to eighteen months. Subsequent to December 31, 2001, two of these new locations have opened, one in Westchester and one on Long Island, bringing the total to 71 banking offices. The Company completed its acquisition of Broad, which had $646.3 million in assets, effective the close of business on July 31, 1999 and its acquisition of Statewide, which had $745.2 million in assets, effective the close of business on January 7, 2000. The Broad and Statewide acquisitions enabled the Company to expand into contiguous markets in New Jersey with similar demographics as the Company's New York market area. The acquisitions also enabled the Company to further emphasize its broad array of commercial business products, including business lending and lower cost deposits, which helped accelerate the Company's strategy of becoming more bank-like. The Company also completed several other smaller acquisitions in earlier periods. See "--Acquisitions".
  The Company's assets increased by $613.9 million, or 8.8%, from $7.01 billion at March 31, 2001 to $7.62 billion at December 31, 2001 resulting mainly from the $616.7 million growth in the loan portfolio. Such loan growth was funded primarily through the use of borrowings and an increase in deposits.

EMPHASIS ON COMMERCIAL LENDING. Since the acquisitions of Broad and Statewide, the Company has

 48                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

focused on expanding its higher yielding and variable rate portfolios of commercial real estate loans, commercial business loans and mortgage warehouse lines of credit. Given the concentration of multi-family housing units in the New York City metropolitan area, the Company continues to emphasize the origination of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. In addition to continuing to generate mortgage loans secured by multi-family and commercial real estate, the Company also commenced a strategy to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing. During the nine months ended December 31, 2001, the Company originated for sale $441.9 million and sold $419.3 million of such loans. To further expand these higher yielding portfolios, the Company, in April 2001, purchased the assets of Summit Bank's MBFG, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in New York, New Jersey and Connecticut. The acquisition increased the mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances at the time of acquisition.
  The Company's strategy of emphasizing higher yielding and variable rate loan products is reflected in the shifting composition of its loan portfolio. The Company's continued emphasis on commercial lending resulted in commercial real estate, commercial business and advances under warehouse mortgage lines of credit comprising in the aggregate 36.2% of its total loan portfolio at December 31, 2001 compared to 28.6% at March 31, 2001 while single-family and multi-family residential loans comprised in the aggregate 55.0% of the Company's loan portfolio at December 31, 2001 compared to 60.9% at March 31, 2001.

MAINTAIN ASSET QUALITY. Management believes that maintaining high asset quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which management believes are conservative and by generally limiting its origination of loans to loans secured by properties or collateral located in its market area. The Company's non-accrual loans increased $10.2 million, to $27.8 million at December 31, 2001 with the increase primarily related to commercial mortgage and business loans. Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule increased by $0.3 million. The Company's ratio of non-performing assets to total assets at December 31, 2001 was 0.61% and its allowance for loan losses to non-performing loans was 170.0%, while at March 31, 2001 the percentages were 0.51% and 201.2%, respectively.

STABLE SOURCE OF LIQUIDITY. The Company purchases short-to medium-term investment securities and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to achieve a managed and more predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. These portfolios, which totaled in the aggregate $1.03 billion at December 31, 2001 compared to $921.7 million at March 31, 2001, are comprised primarily of mortgage-related securities totaling $902.2 million (of which $849.5 million consists of CMOs and $52.7 million of mortgage-backed securities), $27.6 million of obligations of the U.S. Government and federal agencies and $91.3 million of preferred securities. In accordance with the Company's policy, securities purchased by the Company generally must be rated at least "investment grade" upon purchase.

EMPHASIS ON RETAIL DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its growth and retention of competitively priced core deposits to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, customer convenience, an experienced staff and a commitment to the communities which it serves. Lower costing deposits, which do not include time deposits, increased $551.4 million or 23.1%, to $2.94 billion or 61.3% of the Company's total deposits at December 31, 2001, as compared to

ANNUAL REPORT 2001                                                            49

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

$2.39 billion at March 31, 2001. This increase in lower costing deposits reflects the successful implementation of the Company's business strategy of increasing core deposits and complements the increased emphasis on expanding commercial business relationships and, to a lesser extent, the opening of two de novo branches. In addition, the Company does not accept brokered deposits as a source of funds and presently has no plans to do so in the future.

ACQUISITIONS
The Company completed its acquisition of Broad and the merger of Broad's wholly owned subsidiary, Broad National, with and into the Bank, all effective as of the close of business on July 31, 1999.
  Under the terms of the Agreement and Plan of Merger between the Company and Broad dated February 1, 1999, the merger consideration consisted of approximately 50% Independence common stock and 50% cash. The Broad transaction had an aggregate value of approximately $132 million. The Company issued approximately 4,929,203 shares of its common stock in connection with the acquisition of Broad.
  The Company completed its acquisition of Statewide and the merger of Statewide's wholly owned subsidiary, Statewide Bank, with and into the Bank, all effective as of the close of business on January 7, 2000. Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999, the merger consideration consisted of approximately 4,174,740 shares of Company common stock and cash of approximately $51.2 million.
  As a result of the Broad acquisition, the Company acquired $646.3 million in assets and assumed $584.8 million of deposits. As a result of the Statewide acquisition, the Company acquired $745.2 million of assets and assumed $443.7 million of deposits. The acquisitions were accounted for as purchases and the excess of cost over the fair value of net assets acquired ("goodwill") in the Broad and Statewide transactions were $98.8 million and $88.6 million, respectively.
  Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which resulted in discontinuing the amortization of goodwill. At the time of adoption, the remaining balance of goodwill resulting from the acquisitions of Broad and Statewide (and other acquisitions effected previously thereto) was $185.2 million. Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over 15 years.

CHANGES IN FINANCIAL CONDITION
Total assets increased by $613.9 million, or 8.8%, from $7.01 billion at March 31, 2001 to $7.62 billion at December 31, 2001 primarily as a result of a $616.7 million increase in the loan portfolio, which was funded primarily through the use of borrowings and deposits. See "--Business Strategy-Controlled Growth." The $613.9 million of asset growth for the nine months ended December 31, 2001 primarily reflected the combined increases of $492.1 million in commercial business and other loans, $124.5 million in mortgage loans and $181.6 million in mortgage-related securities. Partially offsetting these increases were decreases of $75.4 million in investment securities, $70.1 million in cash and cash equivalents, $24.4 million in other assets and $4.9 million in intangible assets. The decline in investment securities and cash reflected the reinvestment of proceeds from the sale and/or maturity of investment securities and the Company's liquid assets into higher yielding loans and mortgage-related securities.

CASH AND FEDERAL FUNDS SOLD (COLLECTIVELY "CASH AND CASH EQUIVALENTS"). Cash and cash equivalents decreased from $277.8 million at March 31, 2001 to $207.6 million at December 31, 2001. The $70.1 million decrease was principally due to the use of such assets to fund commercial mortgage and business loan originations. See "--Changes in Financial Condition--Loans, net" below.

SECURITIES AVAILABLE-FOR-SALE. The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $106.2 million, or 11.5%, from $921.7 million at March 31, 2001 to $1.03 billion at December 31, 2001.
  The Company's mortgage-related securities portfolio increased $181.6 million, or 25.2% to $902.2 million at

 50                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

December 31, 2001 compared to $720.5 million at March 31, 2001. The securities were comprised of $849.5 million of AAA rated CMOs and $52.7 million of Agency CMOs, which were issued or guaranteed by the FHLMC, the FNMA or the GNMA ("Agency CMOs"). The increase in the portfolio was primarily due to purchases of $227.9 million of AAA rated CMOs with an average yield of 6.60% and $206.0 million of Agency CMOs with a weighted average yield of 6.35%. In addition, unrealized gains on the portfolio increased by $9.6 million as market rates of interest continued to decline during the nine months ended December 31, 2001. Partially offsetting these increases were proceeds of approximately $221.4 million received from normal paydowns and $40.2 million of CMO sales.
  The Company's investment securities portfolio decreased $75.4 million to $125.8 million at December 31, 2001 compared to $201.2 million at March 31, 2001. The decrease was primarily the result of sales and maturities of $226.4 million of preferred securities, at a weighted average yield of 3.44% and sales/repayments of $141.1 million of U.S. Government and agency securities. The decreases were partially offset by purchases of $261.4 million of preferred securities and $25.3 million of U. S. Government and agency securities, as well as a $5.7 million increase in unrealized gains on the portfolio as market rates of interest continued to decline during the nine months ended December 31, 2001.
  At December 31, 2001, the Company had a $13.7 million (pre-tax) or $8.8 million net unrealized gain, net of tax, on available-for-sale investment and mortgage-related securities.

LOANS, NET. Loans, net, increased by $610.2 million, or 11.8%, to $5.80 billion at December 31, 2001 from $5.19 billion at March 31, 2001. The Company continued its focus on expanding its higher yielding portfolios of commercial real estate, commercial business and variable rate warehouse mortgage lines of credit as part of its business plan. The Company originated for its own portfolio during the nine months ended December 31, 2001 approximately $543.6 million of mortgage loans compared to $641.4 million for the year ended March 31, 2001.
  Multi-family residential loans increased $110.6 million to $2.73 billion at December 31, 2001 compared to $2.62 billion at March 31, 2001. The increase was primarily due to approximately $323.6 million of originations partially offset by repayments of $221.2 million during the nine months ended December 31, 2001. Commercial real estate loans increased $158.2 million or 18.4% to $1.02 billion at December 31, 2001 compared to $861.2 million at March 31, 2001 primarily due to $196.7 million of originations in the nine months ended December 31, 2001. As a result of these activities, multi-family residential mortgage loans comprised 46.5% and commercial real estate loans comprised 17.3% of the loan portfolio at December 31, 2001 compared to 49.8% and 16.4% at March 31, 2001, respectively. In addition to continuing to generate mortgage loans for portfolio secured by multi-family and commercial real estate, the Company also commenced a strategy in the December 2000 quarter to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. At December 31, 2001, the Company serviced $921.8 million of loans sold to Fannie Mae with a loan servicing asset of $4.3 million.
  Commercial business loans increased $229.1 million, or 52.5%, from $436.8 million at March 31, 2001 to $665.8 million at December 31, 2001 primarily due to originations and advances during the nine months ended December 31, 2001 of $405.4 million partially offset by loan repayments. The warehouse mortgage lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. To further expand this portfolio, the Company, in April 2001, purchased the assets of Summit Bank's MBFG, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in New York, New Jersey and Connecticut. The acquisition increased the mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances at the time of acquisition. Ad-

ANNUAL REPORT 2001                                                            51

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

vances under warehouse mortgage lines of credit increased $239.8 million from $206.7 million at March 31, 2001 to $446.5 million at December 31, 2001. At December 31, 2001, there were $168.7 million of unused lines of credit related to warehouse mortgage lines of credit. The increase was due to internal growth of $156.3 million fueled by the active residential mortgage refinance market during calendar 2001 combined with the acquisition of $83.5 million in outstanding advances. Commercial business loans comprised 11.3% and warehouse mortgage lines of credit comprised 7.6% of the loan portfolio at December 31, 2001.
  Single-family residential and cooperative apartment loans decreased $143.7 million from $996.5 million at March 31, 2001 to $852.8 million at December 31, 2001. The decline was due to the Company reducing its emphasis on originating both single-family residential and cooperative apartment loans in favor of higher yielding, commercial real estate and business loans as well as anticipated run-off due to the competitive interest rate environment.
  The Company does not participate in syndicated loan structures.

NON-PERFORMING ASSETS. The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets of 61 basis points (0.61%) at December 31, 2001, compared to 51 basis points (0.51%) at March 31, 2001. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $10.3 million or 28.6% to $46.2 million at December 31, 2001 from $35.9 million at March 31, 2001. The increase in non-performing assets was primarily due to a $10.2 million increase to $27.8 million in non-accrual loans, primarily commercial real estate and business loans and a $0.3 million increase in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At December 31, 2001, the Company's non-performing assets consisted of $27.8 million of non-accrual loans (including $13.3 million of commercial business loans, $6.8 million of commercial real estate loans, $4.0 million of single-family residential loans and $2.3 million of multi-family residential loans), $18.1 million of loans past due 90 days or more as to principal and accruing ($3.5 million of which were multi-family loans and $14.2 million of which were commercial real estate loans), $0.1 million of loans past due 90 days or more as to interest and accruing and $130,000 of other real estate owned. To date, the Company has not realized any direct credit impairment as a result of the tragic events of September 11, 2001, but continues to monitor its portfolio closely.

ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $78.2 million at December 31, 2001, as compared to $71.7 million at March 31, 2001. At December 31, 2001, the Company's allowance amounted to 1.33% of total loans and 170.0% of total non-performing loans compared to 1.36% and 201.2% at March 31, 2001, respectively. The Company's allowance increased $6.5 million during the nine months ended December 31, 2001 primarily due to a $7.9 million provision for loan losses partially offset by $1.4 million of net charge-offs or 0.02% of average total loans. The provision recorded reflected the Company's increase in non-accrual loans, increase in classified loans, the substantial increase in mortgage warehouse advances, the continued emphasis on commercial mortgage and business loan originations as well as the recognition of an overall softening of the economy.
  The Company has identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by management judgement and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the

 52                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

level of past due and non-accrual loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight. Other factors included in the analysis of the allowance for loan losses include the increased investment in multi-family residential and commercial real estate loans (all of which are secured by properties in the New York City metropolitan area), the substantial increase in mortgage warehouse advances, the increased amount and number of commercial business loan originations and the increased number of loans which exhibit risk characteristics which were determined to require closer oversight (including the amount of loans which were 90 days or more past due as to principal), as well as the recognition of an overall softening of the economy.
  Although management believes the allowance for loan losses at December 31, 2001 was adequate, changes in market conditions, loan portfolio composition, level of non-performing loans, the value of collateral securing loans, the level of classified loans and other factors may result in the need for adjustments to the allowance. Management reviews the adequacy of the allowance for loan losses not less than quarterly.

GOODWILL AND INTANGIBLE ASSETS. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized. The Company did not recognize an impairment loss as a result of its transitional impairment test effective April 1, 2001 or its annual impairment test effective October 1, 2001. The Company will be required to test the value of its goodwill at least annually.
  The Company's goodwill, which aggregated $185.2 million at December 31, 2001, resulted from the acquisitions of Broad and Statewide as well as the acquisition of Bay Ridge Bancorp, Inc. in January 1996. The Company's $9.0 million of identifiable intangible assets at December 31, 2001 resulted primarily from two branch purchase transactions effected in fiscal 1996. The Company's intangible assets decreased by $4.8 million to $9.0 million at December 31, 2001 from $13.8 million at March 31, 2001. The decrease was a result of $5.8 million of amortization partially offset by an increase as a result of the premium paid on the purchase of Summit Bank's MBFG. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, most of the remaining identified intangibles as of December 31, 2001 will be amortized by the end of March 31, 2003.
  The Company has identified the goodwill impairment test as a critical accounting policy. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company must measure the amount of impairment loss, if any.
  The fair value of a reporting unit may be determined by a combination of quoted market prices, present value techniques or multiples of earnings or revenue. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. A present value technique is another method with which to estimate the fair value of a group of net assets. If a present value technique is used to measure fair value, estimates of future cash flows used in that technique shall be consistent with the objective of measuring fair value. Those cash flow estimates shall incorporate assumptions that marketplace participants would use in their estimates of fair

ANNUAL REPORT 2001                                                            53

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

value. If that information is not available without undue cost and effort, an entity may use its own assumptions. A third method of estimating the fair value of a reporting unit, is a valuation technique based on multiples of earnings or revenue.
  The Company currently uses a combination of quoted market price of its publicly traded stock and multiples of earnings in its goodwill impairment test. The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill.

DEPOSITS. Deposits increased $128.7 million or 2.8% to $4.79 billion at December 31, 2001 compared to $4.67 billion at March 31, 2001. The increase was due to deposit inflows totaling $19.3 million as well as interest credited of $109.4 million.
  Core deposits have increased $551.4 million, or 23.1%, to $2.94 billion at December 31, 2001 compared to $2.39 billion at March 31, 2001. This increase reflects the successful implementation of the Company's business strategy of increasing core deposits and complements the increased emphasis on expanding commercial business relationships. Core deposits represented approximately 61.3% of total deposits at December 31, 2001 compared to 51.2% of total deposits at March 31, 2001.

BORROWINGS. Borrowings increased $373.5 million or 28.5% to $1.68 billion at December 31, 2001 compared to $1.31 billion at March 31, 2001. The increase was principally due to a $299.8 million increase in FHLB advances, a $50.0 million increase in FHLB repurchase agreements and $24.0 million in FHLB overnight deposits. The increase in borrowings was primarily used to fund the growth in the loan portfolio and purchase of investment securities. The increase in FHLB advances was primarily in longer term borrowings with maturities ranging between five and ten years, although the FHLB has the right to call these advances beginning in the third year. The weighted average interest rate of these advances was 4.62%. See Note 10 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED
SECURITIES. On June 30, 1997, $11.5 million of Trust Preferred Securities were issued by the Issuer Trust. The net proceeds from the issuance were invested in Broad in exchange for its junior subordinated debentures. The sole asset of the Issuer Trust, the obligor on the Trust Preferred Securities, is $11.9 million principal amount of 9.5% Junior Subordinated Debentures due June 30, 2027. Broad entered into several contractual arrangements (which the Holding Company assumed as part of the Broad acquisition) for the purpose of guaranteeing the Issuer Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities.
  The proceeds from the issuance of the Trust Preferred Securities were used to fund stock repurchases by Broad and for general corporate purposes as well as to meet debt service obligations pursuant to the junior subordinated debentures.
  As a result of favorable market conditions existing during fiscal 2001, the Holding Company purchased $0.4 million of the existing Trust Preferred Securities through an open market transaction. The Company has the ability to retire the entire issue of Trust Preferred Securities in 2002, and is currently evaluating such matter.

STOCKHOLDERS' EQUITY. The Holding Company's stockholders' equity totaled $880.5 million at December 31, 2001, compared to $813.2 million at March 31, 2001. The $67.4 million increase was primarily due to net income of $69.6 million, amortization of the earned portion of restricted stock grants of $7.0 million, $4.4 million related to the Employee Stock Ownership Plan ("ESOP") shares committed to be released for the nine months ended 2001 and $0.6 million related to accelerated vesting of stock options. In addition, increases were also attributable to a $9.3 million decrease in the net unrealized loss on securities available-for-sale, reflecting the increase in fair market value of such assets as a result of declines in market rates of interest during the nine months ended December 31, 2001 and a $7.9 million valuation adjustment of the deferred tax asset reflecting the fair market value of

 54                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

stock contributed to the Foundation at its inception in March 1998. These increases were partially offset by an $18.4 million reduction in capital resulting from the purchase during the nine months ended December 31, 2001 of 845,000 shares of common stock in connection with the Holding Company's open market repurchase programs and a $14.6 million decrease due to dividends declared.

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

ANNUAL REPORT 2001                                                            55

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                            TWELVE MONTHS ENDED
                                               DECEMBER 31,                     Year Ended March 31,
                                     ---------------------------------    ---------------------------------
                                                   2001                                 2001
                                     ---------------------------------    ---------------------------------
                                                               AVERAGE                              Average
                                      AVERAGE                  YIELD/      AVERAGE                  YIELD/
(DOLLARS IN THOUSANDS)                BALANCE      INTEREST     COST       BALANCE      INTEREST     COST
-----------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans receivable (1):
   Mortgage loans                    $4,552,375    $344,085     7.56%     $4,596,117    $343,595     7.48%
   Commercial business loans            494,603      39,954     8.08         297,512      27,690     9.31
   Warehouse mortgage lines of
credit                                  267,412      16,784     6.19         102,146       9,339     9.02
   Other loans (2)                      163,891      13,138     8.02         177,410      15,265     8.60
                                     ----------    --------               ----------    --------
 Total loans                          5,478,281     413,961     7.56       5,173,185     395,889     7.65
 Mortgage-related securities            765,145      48,075     6.28         763,636      48,993     6.42
 Investment securities                  189,985      10,750     5.66         197,655      12,399     6.27
 Other interest-earning assets (3)      231,055       9,835     4.26         219,966      13,421     6.10
                                     ----------    --------               ----------    --------
Total interest-earning assets         6,664,466     482,621     7.24       6,354,442     470,702     7.41
                                                   --------     ----                    --------     ----
Non-interest-earning assets             585,881                              490,583
                                     ----------                           ----------
Total assets                         $7,250,347                           $6,845,025
                                     ==========                           ==========
Interest-bearing liabilities:
 Deposits:
   Savings deposits                  $1,260,998    $ 24,264     1.92      $1,185,682    $ 25,094     2.12
   Money market deposits                175,531       3,099     1.77         181,759       3,912     2.15
   Active management accounts
("AMA")                                 359,945      12,092     3.36         247,753      11,353     4.58
   Interest-bearing demand deposits
(4)                                     428,501       6,094     1.42         384,728       5,233     1.36
   Certificates of deposit            2,129,443     107,002     5.02       2,203,514     122,636     5.57
                                     ----------    --------               ----------    --------
   Total interest-bearing deposits    4,354,418     152,551     3.50       4,203,436     168,228     4.00
   Non-interest bearing deposits        391,572          --       --         339,232          --       --
                                     ----------    --------               ----------    --------
Total deposits                        4,745,990     152,551     3.21       4,542,668     168,228     3.70
                                     ----------    --------               ----------    --------
 Cumulative trust preferred
securities (5)                           11,067       1,048     9.47          11,139       1,047     9.40
 Borrowings                           1,507,188      82,843     5.50       1,371,018      78,182     5.70
                                     ----------    --------               ----------    --------
Total interest-bearing liabilities    6,264,245     236,442     3.77       5,924,825     247,457     4.18
                                                   --------     ----                    --------     ----
Non-interest-bearing liabilities        152,286                              103,738
                                     ----------                           ----------
Total liabilities                     6,416,531                            6,028,563
Total stockholders' equity              833,816                              816,462
                                     ----------                           ----------
Total liabilities and stockholders'
 equity                              $7,250,347                           $6,845,025
                                     ==========                           ==========
Net interest-earning assets          $  400,221                           $  429,617
                                     ==========                           ==========
Net interest income/interest rate
 spread                                            $246,179     3.47%                   $223,245     3.23%
                                                   ========     ====                    ========     ====
Net interest margin                                             3.69%                                3.51%
                                                                ====                                 ====
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                                    1.06X                                1.07x
                                                                ====                                 ====


                                           Year Ended March 31,
                                     ---------------------------------
                                                   2000
                                     ---------------------------------
                                                               Average
                                      AVERAGE                  YIELD/
(DOLLARS IN THOUSANDS)                BALANCE      INTEREST     COST
-----------------------------------  ---------------------------------
Interest-earning assets:
 Loans receivable (1):
   Mortgage loans                    $3,966,084    $290,566     7.33%
   Commercial business loans            125,155      11,185     8.94
   Warehouse mortgage lines of
credit                                    9,708         766     7.89
   Other loans (2)                      136,080      10,916     8.02
                                     ----------    --------
 Total loans                          4,237,027     313,433     7.40
 Mortgage-related securities            922,665      58,714     6.36
 Investment securities                  318,526      17,350     5.45
 Other interest-earning assets (3)      252,664      12,989     5.14
                                     ----------    --------
Total interest-earning assets         5,730,882     402,486     7.02
                                                   --------     ----
Non-interest-earning assets             326,235
                                     ----------
Total assets                         $6,057,117
                                     ==========
Interest-bearing liabilities:
 Deposits:
   Savings deposits                  $1,071,547    $ 23,512     2.19
   Money market deposits                206,425       4,858     2.35
   Active management accounts
("AMA")                                 208,939       8,199     3.92
   Interest-bearing demand deposits
(4)                                     299,845       3,343     1.11
   Certificates of deposit            1,953,141      98,857     5.06
                                     ----------    --------
   Total interest-bearing deposits    3,739,897     138,769     3.71
   Non-interest bearing deposits        226,443          --       --
                                     ----------    --------
Total deposits                        3,966,340     138,769     3.50
                                     ----------    --------
 Cumulative trust preferred
securities (5)                            7,667         728     9.50
 Borrowings                           1,175,273      64,163     5.46
                                     ----------    --------
Total interest-bearing liabilities    5,149,280     203,660     3.96
                                                   --------     ----
Non-interest-bearing liabilities         90,543
                                     ----------
Total liabilities                     5,239,823
Total stockholders' equity              817,294
                                     ----------
Total liabilities and stockholders'
 equity                              $6,057,117
                                     ==========
Net interest-earning assets          $  581,602
                                     ==========
Net interest income/interest rate
 spread                                            $198,826     3.06%
                                                   ========     ====
Net interest margin                                             3.47%
                                                                ====
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                                    1.11x
                                                                ====

------------
(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.
(3) Includes federal funds sold, interest-earning bank deposits, FHLB stock and certificates of deposit.
(4) Includes NOW and checking accounts.
(5) Acquired in connection with the acquisition of Broad effective July 31, 1999.

       56                                        ANNUAL REPORT 2001

--------------------------------------------------------------------------------

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

                                              TWELVE MONTHS ENDED                         Twelve Months Ended
                                       DECEMBER 31, 2001 TO TWELVE MONTHS           March 31, 2001 to Twelve Months
                                              ENDED MARCH 31, 2001                       Ended March 31, 2000
                                     --------------------------------------      -------------------------------------
                                            INCREASE                                   Increase
                                       (DECREASE) DUE TO         TOTAL NET         (Decrease) due to        Total Net
                                     ----------------------       INCREASE       ---------------------       Increase
(IN THOUSANDS)                         RATE          VOLUME      (DECREASE)       RATE         VOLUME       (DECREASE)
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans receivable:
    Mortgage loans                   $  3,722      $ (3,232)      $    490       $ 6,054      $ 46,975       $53,029
    Commercial business loans          (4,062)       16,326         12,264           482        16,023        16,505
    Warehouse mortgage lines of
       credit                          (3,700)       11,145          7,445           140         8,433         8,573
    Other loans (1)                    (1,008)       (1,119)        (2,127)          837         3,512         4,349
                                     --------      --------       --------       -------      --------       -------
  Total loans receivable               (5,048)       23,120         18,072         7,513        74,943        82,456
  Mortgage-related securities          (1,013)           95           (918)          459       (10,180)       (9,721)
  Investment securities                (1,179)         (470)        (1,649)        2,354        (7,305)       (4,951)
  Other interest-earning assets        (4,231)          645         (3,586)        2,241        (1,809)          432
                                     --------      --------       --------       -------      --------       -------
Total net change in income on
  interest-earning assets             (11,471)       23,390         11,919        12,567        55,649        68,216
Interest-bearing liabilities:
  Deposits:
    Savings deposits                   (2,353)        1,523           (830)         (873)        2,455         1,582
    Money market deposits                (684)         (129)          (813)         (394)         (552)         (946)
    AMA deposits                       (3,533)        4,272            739         1,499         1,655         3,154
    Interest-bearing demand
    deposits                              241           620            861           836         1,054         1,890
    Certificates of deposit           (11,612)       (4,022)       (15,634)       10,350        13,429        23,779
                                     --------      --------       --------       -------      --------       -------
  Total deposits                      (17,941)        2,264        (15,677)       11,418        18,041        29,459
  Trust preferred securities                8            (7)             1            (7)          326           319
  Borrowings                           (2,939)        7,600          4,661         2,928        11,091        14,019
                                     --------      --------       --------       -------      --------       -------
Total net change in expense on
  interest-bearing liabilities        (20,872)        9,857        (11,015)       14,339        29,458        43,797
                                     --------      --------       --------       -------      --------       -------
Net change in net interest income    $  9,401      $ 13,533       $ 22,934       $(1,772)     $ 26,191       $24,419
                                     ========      ========       ========       =======      ========       =======

------------

(1) Includes home equity loans and lines of credit, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

ANNUAL REPORT 2001                                                            57

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001 AND THE TWELVE MONTHS ENDED MARCH 31, 2001

GENERAL. For the twelve months ended December 31, 2001, the Company reported a 43.6% increase in diluted earnings per share to $1.58 compared to $1.10 for the twelve months ended March 31, 2001. Net income for the year ended December 31, 2001 increased 38.7% to $86.1 million compared to $62.0 million for the year ended March 31, 2001.
  Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. As a result, net income for the twelve months ended December 31, 2001 increased by $10.8 million and diluted earnings per share increased by $0.20. If SFAS No. 142 had been effective for the fiscal year ended March 31, 2001, net income and diluted earnings per share, by comparison, would have been $76.4 million and $1.36 per share, respectively. The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill. The Company will be required to test the value of its goodwill at least annually.

NET INTEREST INCOME. Net interest income increased by $22.9 million or 10.3% to $246.2 million for the year ended December 31, 2001 as compared to $223.2 million for the year ended March 31, 2001. The increase was due to an $11.9 million increase in interest income and an $11.0 million decrease in interest expense. The growth in net interest income primarily reflected the $310.0 million increase in average interest-earning assets as well as an 18 basis point increase in the net interest margin during the twelve months ended December 31, 2001 compared to the twelve months ended March 31, 2001. The increase in average interest-earning assets was primarily attributable to growth in mortgage warehouse lines of credit as well as commercial mortgage and business loans.
  For the calendar year ended December 31, 2001, the Company's net interest margin increased 18 basis points to 3.69% from 3.51% for the twelve months ended March 31, 2001. For the twelve months ended December 31, 2001 as compared to the twelve months ended March 31, 2001, the rate paid on average interest-bearing liabilities decreased 41 basis points, more than offsetting the 17 basis point decline in yields earned on interest-earning assets. The improvement in the net interest margin was directly attributable to the Company's emphasis on originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on delivering core deposits. In addition, the Company introduced a disciplined pricing strategy, which was effective in addressing the current interest rate yield curve. The ratio of interest-earning assets to interest-bearing liabilities declined primarily due to the use of earning assets to fund the purchase of Bank Owned Life Insurance ("BOLI") during the quarter ended December 31, 2000 as well as the Holding Company's ongoing stock purchase programs (pursuant to which 2.0 million shares were repurchased in calendar 2001).
  The Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) increased to 3.47% for the year ended December 31, 2001 compared to 3.23% for the year ended March 31, 2001. The net interest rate spread increased by 24 basis points reflecting the shift in the asset/liability composition to lower costing liabilities as a result of the continuing evolution of a retail banking sales culture focused on increasing core deposits.
  Interest income increased by $11.9 million, or 2.5%, to $482.6 million for the year ended December 31, 2001 compared to the year ended March 31, 2001. This increase is primarily due to the $310.0 million increase in the average balance of the Company's interest-earning assets partially offset by a 17 basis point decrease in the weighted average yield, from 7.41% for the year ended March 31, 2001 to 7.24% for the year ended December 31, 2001.
  Interest income on mortgage loans increased $0.5 million due to an 8 basis point increase in the yield earned on loans from 7.48% for the year ended March 31, 2001 to 7.56% for the year ended December 31, 2001. Partially offsetting the increase was a $43.7 million decrease in the average balance of mort-

 58                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

gage loans. The decrease in average balance is due to the anticipated run-off of the Company's comparatively lower yielding residential mortgage portfolio as the Company continues to emphasize the origination of higher yielding commercial business loans. The Company originated $668.8 million of mortgage loans for portfolio retention in the twelve months ended December 31, 2001 partially offset by loan repayments of $542.6 million. The increase in yield was primarily due to the increased investment in higher yielding commercial mortgage loans.
  Interest income on other loans increased $17.6 million, or 33.6%, due to a $197.1 million and $165.3 million increase in the average balance of commercial business and mortgage warehouse lines of credit, respectively. Partially offsetting the increase was a 123 basis point and 283 basis point decrease in the yield earned on commercial business loans and mortgage warehouse lines of credit loans, respectively, from 9.31% and 9.02%, respectively, for the year ended March 31, 2001 to 8.08% and 6.19%, respectively for the year ended December 31, 2001. The decrease in yields was primarily due to the current interest rate yield curve since these loans are variable rate and reprice frequently.
  Income on investment securities decreased $1.6 million for the year ended December 31, 2001 due to a $7.7 million decrease in the average balance of investment securities along with a decrease in the yield earned on such securities from 6.27% for the year ended March 31, 2001 to 5.66% for the year ended December 31, 2001. The decline in average balance was due to the Company's reinvestment into other higher yielding assets.
  Interest income on mortgage-related securities decreased $0.9 million for the year ended December 31, 2001 compared to the year ended March 31, 2001 as a result of a 14 basis point decrease in the yield earned to 6.28% for the year ended December 31, 2001 from 6.42% for the year ended March 31, 2001, reflecting the decrease in market rates of interest experienced during the calendar year. This decrease was partially offset by an $1.5 million increase in the average balance of these securities. Income on investment and mortgage-related securities decreased during calendar 2001 as a result of the purchase of BOLI as well as the Company's emphasis on increasing its investment in higher yielding commercial loan products instead of securities.
  Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $3.6 million for the year ended December 31, 2001 compared to the year ended March 31, 2001. This decrease primarily reflects the $2.9 million decline in interest on federal funds, overnight deposits and other short-term investments as well as a $0.7 million decrease in dividends on FHLB stock.
  Interest expense on deposits decreased $15.7 million or 9.3% to $152.6 million for the year ended December 31, 2001 compared to $168.2 million for the year ended March 31, 2001. The decrease was primarily the result of a 49 basis point decrease in the average rate paid on deposits to 3.21% for the year ended December 31, 2001 compared to 3.70% for the year ended March 31, 2001. The decrease in rates was attributable to the introduction of a disciplined pricing strategy which was effective in addressing the current interest rate yield curve. This decrease was partially offset by a $203.3 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of core deposits increased $277.4 million while the average balance of certificates of deposit decreased $74.1 million for the twelve months ended December 31, 2001 compared to the twelve months ended March 31, 2001.
  Interest expense on borrowings increased $4.6 million or 6.0% to $82.8 million for the year ended December 31, 2001 compared to $78.2 million for the year ended March 31, 2001. The increase was primarily due to a $136.1 million increase in the average balance of borrowings for the calendar year ended December 31, 2001 compared to the fiscal year ended March 31, 2001. The increase in average borrowings partially funded the growth in commercial mortgage and business loan originations. Interest expense on Trust Preferred Securities was $1.0 million for both years ended December 31, 2001 and March 31, 2001. The Trust Preferred Securities were assumed as part of

ANNUAL REPORT 2001                                                            59

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

the Broad acquisition effective the close of business on July 31, 1999.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses increased by $7.1 million from $1.4 million for the year ended March 31, 2001, to $8.5 million for the year ended December 31, 2001. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, the substantial increase in mortgage warehouse advances, the continued emphasis on commercial mortgage and business loan originations as well as the recognition of an overall softening of the economy. To date, the Company has not realized any direct credit impairment as a result of the tragic events of September 11, 2001 but continues to monitor its portfolio closely.
  Non-performing assets as a percentage of total assets increased to 61 basis points at December 31, 2001, compared to 51 basis points at March 31, 2001. Non-performing assets increased 28.6% to $46.2 million at December 31, 2001, compared to $35.9 million at March 31, 2001. The increase of $10.3 million was primarily due to an increase of $10.2 million in non-accrual loans, primarily commercial mortgage and business loans, as well as a $0.3 million increase on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. Included in the $46.0 million of non-performing loans at December 31, 2001 were $27.8 million of non-accrual loans and $18.1 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At December 31, 2001 and March 31, 2001, the allowance for loan losses as a percentage of total non-performing loans was 170.0% and 201.2%, respectively.

NON-INTEREST INCOME. Emphasis in fee-based income continues to gain momentum throughout the various divisions within the Company. Increasing non-interest income has been an on-going strategic objective. As a result of the implementation of a variety of initiatives, the Company experienced an $18.7 million, or 48.9%, increase in non-interest income to $57.1 million for the year ended December 31, 2001, compared to $38.3 million for the year ended March 31, 2001.
  During calendar 2001, the Company recognized net gains on sales of $3.1 million primarily from the sales of $90.0 million of preferred securities. During the year ended March 31, 2001, the Company recognized net gains on sales of $3.4 million primarily from the sale of the $35.7 million student loan portfolio and securities sales of $72.1 million, the proceeds of which funded the purchase of $100 million of BOLI.
  Income from mortgage-banking activities increased $7.4 million to $12.9 million for the twelve months ended December 31, 2001 compared to $5.5 million for the twelve months ended March 31, 2001. Mortgage-banking activities for the year ended December 31, 2001 reflected $8.3 million in gains and $4.5 million of origination fees related to the sale of multi-family residential loans in the secondary market. During the quarter ended December 31, 2000, the Company initiated a program to originate for sale multi-family residential loans in the secondary market, with the Company retaining servicing. During the calendar year ended December 31, 2001, the Company originated $597.1 million and sold $572.4 million of such loans, recognizing a gain on sale of $5.3 million and a related loan servicing asset of $3.0 million. Under the terms of the sales program, the Company retains a portion of the associated credit risk. At December 31, 2001, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $67.2 million. This exposure is currently being reviewed in conjunction with the new contract negotiations and may be subject to a downward revision for loans previously sold. Once established, such amount would continue to increase as long as the Company continues to sell loans under this program to Fannie Mae. The Company retains this level of exposure until the portfolio of loans are paid in entirety or the Company funds claims by Fannie Mae for the maximum loss exposure. As of December 31, 2001, the Company has not realized any losses related to these loans. No provisions relating to this exposure have been made based on the quality of the loans and their continued performance. The Company will con-

 60                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

tinue to emphasize this program as a means of increasing non-interest income.
  Service fees increased 30.5% to $30.5 million for the calendar year ended December 31, 2001 compared to the year ended March 31, 2001. These increases were due to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits, an increase in per unit charges as well as the introduction in the June 2001 quarter of a debit card program. The increase in fee income is also due to increased fees on the sales of annuity funds as investors seek higher yielding investment opportunities.
  Other non-interest income, consisting primarily of income from the investment in BOLI and mortgage prepayment fees, increased by $4.4 million to $10.4 million for the year ended December 31, 2001, compared to $6.0 million for the prior fiscal year ended March 31, 2001. The Company recorded an increase of approximately $3.2 million in income related to the BOLI program for the year ended December 31, 2001 compared to the year ended March 31, 2001. Prior to the purchase of BOLI during the quarter ended December 31, 2000, funds used to pay the $100 million premium had been invested primarily in investment securities, income from which was recognized in interest income. Non-interest income was positively effected by an increase in the level of mortgage prepayments during calendar 2001 as general market rates of interest decreased during the calendar year, resulting in increased mortgage refinancing and higher mortgage prepayment fees of $0.8 million. The Company also recorded a $0.6 million refund from the FDIC on the overassessment of 1992 deposit insurance premiums.

NON-INTEREST EXPENSE. Non-interest expense, excluding amortization of goodwill, increased by $13.9 million, or 10.0%, for the twelve months ended December 31, 2001, as compared to the twelve months ended March 31, 2001. This increase primarily reflects increases of $11.1 million in compensation and employee benefit expense, $1.8 million in other non-interest expense, $0.8 million in occupancy costs and $0.6 million in amortization of intangibles. Partially offsetting these increases were decreases of $0.3 million in advertising costs and $0.1 million in data processing fees. Effective April 1, 2001, the Company adopted SFAS No. 142 which resulted in discontinuing the amortization of goodwill. As a result, amortization of goodwill decreased by $10.8 million for the twelve months ended December 31, 2001 compared to the twelve months ended March 31, 2001.
  Total compensation and benefits increased by $11.1 million for the twelve months ended December 31, 2001 to $74.0 million. The increase was comprised of increases in compensation of $4.9 million, stock-related benefit plan costs of $3.5 million, incentive pay of $2.7 million and post-retirement health care costs of $1.5 million. These increases were partially offset by a $1.2 million reduction to the value of deferred compensation liability and $0.4 million reduction in pension expense, resulting from the modification of the Company's pension plan in the second quarter of fiscal 2001. The additional compensation and incentive pay was primarily the result of the continuation of building and expanding the Company's infrastructure. During calendar 2001, the Company recruited several high level executives, including a Chief Credit Officer and Chief Information Officer, to add to senior management. In addition, the Company increased the number of highly experienced senior lenders to serve pre-existing markets and to expand into neighboring geographical areas. The Company also realized increases as a result of the expansion of retail banking initiatives. These latter increases relate to additional branch facilities and back office support associated with new business initiatives.
  Occupancy costs increased by $0.8 million to $23.1 million for the year ended December 31, 2001. The increase was primarily the result of the expansion of operations resulting from the opening of three de novo branches opened during the last two quarters of the year ended March 31, 2001 as well as the two de novo branches opened during the nine months ended December 31, 2001. The Company anticipates higher annual operating costs as a result of the increased number of branch facilities resulting from the continuation of the de novo branch expansion program. The Company currently expects to open approximately twelve new branches in calendar 2002.

ANNUAL REPORT 2001                                                            61

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

  The Company's advertising expenses amounted to $5.8 million and $6.1 million for the years ended December 31, 2001 and March 31, 2001, respectively. The cost reflects the Company's continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs.
  Amortization of goodwill decreased $10.8 million for the twelve months ended December 31, 2001 as compared to the twelve months ended March 31, 2001. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in the discontinuation of the amortization of goodwill.
  Amortization of intangible assets increased $0.6 million during the twelve months ended December 31, 2001 as compared to the twelve months ended March 31, 2001. The increase was due to the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's MBFG.
  Other non-interest expense increased $1.7 million, or 5.6%, to $33.6 million for the year ended December 31, 2001, compared to $31.9 million for the year ended March 31, 2001. These increases relate to additional branch facilities, the operation of the customer call center and back office support associated with new business initiatives. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

INCOME TAXES. Income tax expense increased $7.5 million to $52.8 million for the year ended December 31, 2001 compared to $45.3 million for the year ended March 31, 2001. This increase was primarily due to a $31.4 million increase in pre-tax income to $138.8 million for the year ended December 31, 2001 compared to $107.4 million for the year ended March 31, 2001. However, offsetting the effect of such increased taxable income was a decline in the Company's effective tax rate for the twelve months ended December 31, 2001 to 38.0%, compared to 42.2% for the twelve months ended March 31, 2001. The decrease in the effective tax rate during the twelve months ended December 31, 2001 compared to the twelve months ended March 31, 2001 was attributable to the adoption of SFAS No. 142, which discontinues the amortization of non-tax-deductible goodwill for book purposes.
  Net deferred tax assets decreased by $25.4 million to $43.6 million at December 31, 2001, compared to $69.0 million at March 31, 2001. The decrease was primarily the result of a $29.8 million deferred tax liability associated with the implementation of certain tax strategies which change the timing of tax payments. During the year ended December 31, 2001, the Company recorded a $7.9 million reduction to the valuation allowance associated with the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998 based on current projections of the Company's future net income. The valuation allowance was established in the year ended March 31, 2001 due to the possibility that the deferred tax asset would not be fully utilized. However due to current projections, the Company reduced the allowance due to the increased likelihood that a greater amount of the deferred tax asset will be utilized. The effect of the reduction of the valuation allowance was to increase paid-in-capital.
  The Company has identified the valuation of deferred tax assets as a critical accounting policy. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the net deferred tax asset and establish a valuation allowance where realization of the asset is not considered "more likely than not." The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such net deferred tax asset is expected to be fully realized except as described in the previous paragraph. See Note 16 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

 62                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

CASH EARNINGS. Tangible stockholders' equity (stockholders' equity less intangibles) totaled $686.4 million at December 31, 2001 compared to $614.2 million at March 31, 2001.
  Although reported earnings and return on equity are traditional measures of a company's performance, the Company believes that the change in tangible equity and "cash earnings," are also significant measures of a company's performance. Cash earnings exclude the effects of various non-cash expenses, such as the amortization for the allocation of shares held by the ESOP and shares subject to grants made pursuant to the 1998 Recognition and Retention Plan ("Recognition Plan") and related tax benefit, as well as the amortization of goodwill prior to the adoption of SFAS 142 and other intangibles. In the case of tangible equity, these items have either been previously charged to equity, as in the case of ESOP and Recognition Plan charges, through contra-equity accounts, or do not affect tangible equity, such as the market appreciation of allocated ESOP shares, for which the operating charge is offset by a credit to additional paid-in capital, and amortization of goodwill and other intangibles, for which the related intangible asset has already been deducted in the calculation of tangible equity.
  Cash earnings for the twelve months ended December 31, 2001 increased 19.0% to $106.0 million, compared to $89.1 million for the year ended March 31, 2001. Cash earnings per diluted share increased 23.4% to $1.95 for the twelve months ended December 31, 2001 compared to $1.58 for the twelve months ended March 31, 2001.
  Cash earnings include net income adjusted for the amortization of goodwill and other intangibles and certain charges related to the Company's stock-related benefit plans net of tax. The Company believes the reporting of cash earnings along with GAAP earnings provides another measure of the Company's operating performance. The Company believes that cash earnings and cash returns on average equity reflect the Company's ability to generate tangible capital that can be leveraged for future growth.
  The following table reflects the Company's cash earnings for the periods indicated as follows:

                               TWELVE MONTHS ENDED
                             ------------------------
                             DECEMBER 31,   March 31,
(Dollars In Thousands,       ------------   ---------
EXCEPT PER SHARE DATA)           2001         2001
-----------------------------------------------------
Net income                     $ 86,065      $62,036
Additional contributions to
  stockholders' equity:
  Amortization of goodwill        3,594       14,344
  Amortization of
  intangibles                     7,481        6,880
  Amortization and
    appreciation of
    stock-related benefit
    plans, net of tax             8,866        5,840
                               --------      -------
Cash earnings                  $106,006      $89,100
                               ========      =======
Diluted cash earnings per
  share                        $   1.95      $  1.58
                               ========      =======
Cash return on average
  equity                          12.71%       10.91%
Cash efficiency ratio             43.50%       47.06%

COMPARISON OF RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND 2000

GENERAL. For the year ended March 31, 2001, the Company reported a 22.2% increase in diluted earnings per share to $1.10 compared to $0.90 for the year ended March 31, 2000. Net income for fiscal 2001 increased 16.5% to $62.0 million compared to $53.2 million for fiscal 2000.

NET INTEREST INCOME. Net interest income increased by $24.4 million or 12.3% to $223.2 million for the fiscal year ended March 31, 2001 as compared to $198.8 million for fiscal 2000. The increase was due to a $68.2 million increase in interest income, partially offset by a $43.8 million increase in interest expense. The growth in net interest income primarily reflected the $623.6 million increase in average interest-earning assets resulting from the assets acquired in connection with the July 1999 acquisition of Broad and the January 2000 acquisition of Statewide and, to a lesser extent, the growth of the commercial mortgage and business loan portfolios. Net interest income in the current year was also lower due to the BOLI investment. Changes in the cash surrender value of the BOLI are recognized in other non-interest income.

ANNUAL REPORT 2001                                                            63

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

  For the year ended March 31, 2001, the Company's net interest margin increased to 3.51% from 3.47% for the comparative fiscal period. The increase in net interest margin for the 2001 period was attributable to the addition of Broad's higher yielding commercial loan portfolio and the associated lower cost commercial deposit base, partially offset by interest rate compression experienced during the period. Since the completion of the Broad and Statewide acquisitions, the Company has continued to concentrate on expanding its higher yielding commercial mortgage and business loan portfolios rather than investing in securities. The margin also reflected the Company's use of $113.9 million of its earning assets to fund its open market stock repurchase programs (pursuant to which 8.2 million shares were repurchased in the year ended March 31, 2001).
  The Company's interest rate spread increased to 3.23% for the year ended March 31, 2001 compared to 3.06% for the year ended March 31, 2000. The net interest rate spread increased by 17 basis points reflecting the shift in the asset/liability composition to higher yielding assets, principally commercial business loans and mortgage warehouse lines of credit, and the lower cost of liabilities, resulting in part from the assets and deposits obtained in the acquisitions of Broad and Statewide.
  Interest income increased by $68.2 million, or 16.9%, to $470.7 million for the fiscal year ended March 31, 2001 compared to fiscal 2000. This increase is primarily due to the $623.6 million increase in the average balance of the Company's interest-earning assets, combined with a 39 basis point increase in the weighted average yield, from 7.02% for fiscal 2000 to 7.41% for fiscal 2001.
  Interest income on loans increased $82.5 million due to a $936.2 million increase in the average balance of loans as well as a 25 basis point increase in the yield earned on loans from 7.40% for the fiscal 2000 period to 7.65% for the fiscal 2001 period. The increase in average balance is due to $2.87 billion of loan originations for portfolio retention in fiscal 2001 partially offset by loan repayments of $2.26 billion. The increase in yield was primarily due to the increased investment in higher yielding commercial mortgage and business loans.
  Income on investment securities decreased $5.0 million for the fiscal year ended March 31, 2001 due to a $120.9 million decrease in the average balance of investment securities, partially offset by an increase in the yield earned on such securities from 5.45% for fiscal 2000 to 6.27% for fiscal 2001.
  Interest income on mortgage-related securities decreased $9.7 million during the year ended March 31, 2001 compared to the year ended March 31, 2000 as a result of a $159.0 million decrease in the average balance of these securities. This decrease was partially offset by a six basis point increase in the yield earned to 6.42% for fiscal 2001 from 6.36% for fiscal 2000, reflecting the increase in market rates of interest experienced during the first three quarters of the fiscal year. Income on investment and mortgage-related securities decreased during fiscal 2001 as a result of the BOLI investment as well as the Company's emphasis on investing in higher yielding commercial loan products instead of securities.
  Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) increased $0.4 million in fiscal 2001 compared to fiscal 2000. This increase primarily reflects the $1.4 million increase in dividends on FHLB stock partially offset by $1.0 million decline in interest on federal funds, overnight deposits and other short-term investments.
  Interest expense increased $43.8 million or 21.5% to $247.5 million for the year ended March 31, 2001 compared to $203.7 million for the year ended March 31, 2000. The increased FHLB borrowings resulted in additional interest expense of $14.0 million. Interest paid on deposits increased by $29.5 million for the year ended March 31, 2001 due to the $576.3 million increase in the average balance of deposits, primarily as a result of the acquisitions of Broad and Statewide, and a 20 basis point increase in the average rate paid on deposits to 3.70% for fiscal 2001 compared to 3.50% for fiscal 2000. Interest expense on Trust Preferred Securities was $1.0 million and $0.7 million for fiscal 2001 and 2000, respectively. The Trust Preferred Securities were assumed as part of the Broad acquisition.

 64                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased by $8.4 million, or 85.8%, from $9.8 million for the fiscal year ended March 31, 2000, to $1.4 million for the fiscal year ended March 31, 2001. The decrease in the provision primarily reflected management's assessment of the loss inherent in the Company's portfolio. Non-performing assets as a percentage of total assets increased to 51 basis points at March 31, 2001, compared to 40 basis points at March 31, 2000. Non-performing assets increased 35.8% to $35.9 million at March 31, 2001, compared to $26.4 million at March 31, 2000. The increase of $9.5 million was primarily due to an increase of $6.2 million on loans that are contractually past due as to maturity, although current as to monthly principal and interest payments and $5.4 million increase in non-accrual loans, primarily commercial business loans. Included in the $35.6 million of non-performing loans at March 31, 2001 were $17.8 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At March 31, 2001 and March 31, 2000, the allowance for loan losses as a percentage of total non-performing loans was 201.2% and 266.7%, respectively.

NON-INTEREST INCOME. Increasing non-interest income has been an on-going strategic objective. As a result of the implementation of a variety of initiatives, the Company experienced a $21.4 million, or 126.6%, increase in non-interest income to $38.3 million for the year ended March 31, 2001, compared to $16.9 million for the year ended March 31, 2000.
  During fiscal 2001, the Company recognized net gains of $3.4 million primarily from the sale of the $35.7 million student loan portfolio and securities sales of $72.1 million, the proceeds of which funded in part the $100 million investment in BOLI.
  Income from mortgage-banking activities of $5.5 million for fiscal 2001 includes $3.6 million in gains and $1.3 million of origination fees related to the sale of multi-family residential loans in the secondary market. During fiscal 2001, the Company implemented a new program of originating multi-family residential loans specifically for sale in the secondary market with servicing retained by the Bank. During fiscal 2001, the Company sold $509.9 million (of which $249.9 million was originated for sale) of such loans, recognizing a related loan servicing asset of $2.0 million at March 31, 2001. The Company intends to continue emphasizing this program as a means of increasing non-interest income.
  Service fees increased 71.9% to $23.4 million for the year ended March 31, 2001 compared to fiscal 2000. These increases were due to increased banking and service fees from the core and expanded branch network resulting from the acquisitions of Broad and Statewide.
  Other non-interest income, consisting primarily of income from the BOLI investment and mortgage prepayment fees, increased by $1.0 million to $6.0 million for the year ended March 31, 2001, compared to $5.0 million for the prior fiscal year. The Company recorded approximately $2.7 million in income related to the BOLI investment for the year ended March 31, 2001. Prior to the investment in BOLI, the $100 million premium was initially invested in investment securities, income from which was recognized in interest income. Non-interest income was adversely effected by a decline in the level of mortgage prepayments during fiscal 2001 as general market rates of interest increased during the majority of the year ended March 31, 2001, resulting in reduced mortgage refinancing and lower mortgage prepayment fees of $2.1 million.

NON-INTEREST EXPENSE. Non-interest expense increased $32.9 million or 27.5% to $152.8 million for the fiscal year ended March 31, 2001, from $119.9 million for fiscal 2000. This increase primarily reflects increases of $11.2 million in compensation and employee benefit expense, $5.7 million in occupancy costs, $1.4 million in advertising costs, $1.0 million in data processing fees, $6.6 million in amortization of goodwill and $7.1 million in other non-interest expense.
  Total salaries and benefits increased by $11.2 million in fiscal 2001 to $62.9 million. The increase was due to increased compensation of $10.3 million, increased stock-related benefit plan costs of $1.1 million and increased medical insurance and post-retirement health care costs of $2.2 million resulting from staff additions

ANNUAL REPORT 2001                                                            65

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

due to the Statewide and Broad acquisitions. Included in the increased compensation was a $0.7 million adjustment to the value of deferred compensation investments. This increase was partially offset by a $3.3 million reduction in pension expense, resulting from the pension plan amendments adopted in the second quarter of fiscal 2001.
  Occupancy costs increased by $5.7 million to $22.3 million in fiscal 2001, primarily reflecting the expansion of operations resulting from the acquisitions of Broad and Statewide. The Company anticipates higher annual operating costs as a result of the increased number of branch facilities resulting from the three de novo branches opened during fiscal 2001. In addition, the Company currently expects to open three new branches by March 31, 2002.
  Data processing fees increased by $1.0 million or 12.8%, to $8.4 million during the fiscal year ended March 31, 2001 as compared to $7.5 million during the fiscal year ended March 31, 2000. The increase was a result of additional costs associated with the expanded operations resulting from the Broad and Statewide acquisitions, costs associated with the new customer call center, partially offset by the lack of any Year 2000 transition costs.
  The Company's advertising expenses amounted to $6.1 million and $4.7 million for the fiscal years ended March 31, 2001 and 2000, respectively. The increase reflects the Company's continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs.
  Amortization of goodwill increased $6.6 million, or 84.4%, to $14.3 million for fiscal 2001, compared to $7.8 million for fiscal 2000. The increase reflected a full year effect in fiscal 2001 of the amortization of the goodwill incurred in the Broad and Statewide acquisitions compared to amortization of eight months for Broad and three months for Statewide in fiscal 2000.
  Other non-interest expense includes items such as equipment expenses, office supplies, postage, telephone expenses, maintenance and security services contracts and professional fees. Other non-interest expense increased $7.1 million, or 28.8%, to $31.9 million for the fiscal year ended March 31, 2001, compared to $24.7 million for fiscal 2000, primarily due to additional expenses associated with the expansion of operations resulting from the acquisitions of Broad and Statewide as well as costs associated with the internal growth of the Company's infrastructure, including three new branch facilities, a new customer call center and expanded lending activities.

INCOME TAXES. Income tax expense increased $12.5 million to $45.3 million for the year ended March 31, 2001 compared to $32.8 million in fiscal 2000. This increase was primarily due to a $21.3 million increase in pre-tax income to $107.4 million for fiscal 2001 compared to $86.0 million in fiscal 2000. In addition, the Company's effective tax rate for the year ended March 31, 2001 was 42.2%, compared to 38.1% for the year ended March 31, 2000. The increase in the effective tax rate during fiscal 2001 compared to fiscal 2000 was attributable to the increase in the amortization of intangibles, which is non-deductible for tax purposes.
  Net deferred tax assets decreased by $18.9 million to $69.0 million at March 31, 2001, compared to $87.9 million at March 31, 2000. The decrease was primarily the result of a $24.4 million reduction in the deferred tax asset related to securities available-for-sale as a result of a decrease in the aggregate unrealized loss on such securities. During fiscal 2001 the Company recorded a $17.2 million adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1988. A $12.5 million valuation allowance was established due to the possibility that the deferred tax asset would not be fully utilized. See Note 14 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

 66                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

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

                                            Year Ended March 31,
(Dollars In Thousands, Except Per Share    -----------------------
Data)                                       2001            2000
------------------------------------------------------------------
Net income                                 $62,036         $53,246
Additional contributions to
  stockholders' equity:
  Amortization of goodwill and other
     intangibles                            21,224          14,613
  Amortization and appreciation of
     stock-related benefit plans, net
     of tax                                  5,840           5,572
                                           -------         -------
Cash earnings                              $89,100         $73,431
                                           =======         =======
Diluted cash earnings per share            $  1.58         $  1.24
                                           =======         =======
Cash return on average equity                10.91%           8.98%
Cash efficiency ratio                        47.06%          44.27%

ASSET AND LIABILITY MANAGEMENT

GENERAL. The Company's asset and liability management strategy is established by the Asset/Liability Committee of the Company and reviewed and approved by the Company's Board of Directors periodically. The Asset/Liability Committee meets weekly. Currently, the Company manages the imbalance between its interest-earning assets and interest-bearing liabilities within shorter maturities to ensure that such relationships are within acceptable ranges given the Company's business strategies and objectives and its analysis of market and economic conditions. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap" provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates.

ANNUAL REPORT 2001                                                            67

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

DISCUSSION OF MARKET RISK. As a financial institution, the Company's primary component of market risk is interest rate volatility and the slope of the yield curve. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. All significant interest rate risk management procedures are performed at the Company level. Based upon the Company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company's various loan portfolios, concentrated primarily within the greater New York City metropolitan area (which includes parts of northern New Jersey and Southern Connecticut), is subject to risks associated with the local economy. The Company does not own any trading assets.
  The Company's strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (primarily five years) balloon loans, (ii) originating relatively short-term or variable-rate consumer and commercial business loans, including warehouse lines of credit (iii) investing in securities, primarily mortgage-related instruments with maturities or estimated average lives of less than five years, (iv) promoting stable savings, demand and other transaction accounts, (v) maintaining a strong capital position and (vi) maintaining a relatively high level of liquidity and/or borrowing capacity.

 68                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. The Company did not have any trading assets as of December 31, 2001. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest rate fluctuations on the prepayment of residential and home equity loans and mortgage-related securities. For deposits that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates as due in one year or less at December 31, 2001.

                                                   Principal Repayments Contractually Due in Year(s) Ended December 31,
                                                 -------------------------------------------------------------------------

(Dollars In Thousands)                              2002         2003        2004       2005         2006       Thereafter
--------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:
  Fixed interest rate mortgage loans (1)         $  448,591    $113,522    $ 97,370    $92,956    $2,777,668     $181,659
    Average interest rate                              7.76%       7.64%       7.57%      7.61%         7.28%        7.27%
  Variable interest rate mortgage loans (1)      $  120,133    $104,558    $249,611    $25,272    $   21,629     $357,564
    Average interest rate                              7.43%       7.57%       7.79%      7.01%         7.16%        7.47%
  Fixed interest rate commercial business
    loans                                        $   63,844    $ 62,279    $ 73,800    $73,174    $   38,860     $  3,651
    Average interest rate                              7.22%       8.18%       8.32%      8.62%         6.92%        7.42%
  Variable interest rate commercial business
    loans                                        $  348,222    $  1,999    $     --    $    --    $       --     $     --
    Average interest rate                              5.57%       5.18%         --%        --%           --%          --%
  Variable interest rate warehouse mortgage
    lines of credit                              $  446,542    $     --    $     --    $    --    $       --     $     --
    Average interest rate                              4.50%         --%         --%        --%           --%          --%
  Fixed interest rate other loans                $   38,483    $ 35,250    $ 26,826    $17,913    $   15,945     $ 39,490
    Average interest rate                              8.30%       8.56%       8.58%      8.62%         8.62%        8.62%
  Fixed interest rate securities                 $  366,496    $286,209    $306,085    $29,398    $    3,773     $ 20,177
    Average interest rate                              6.62%       7.41%       7.40%      5.37%         8.41%        7.17%
  Variable interest rate securities              $      780    $    504    $    298    $    --    $       --     $    542
    Average interest rate                              6.40%       6.31%       5.70%        --%           --%        6.59%
  Other interest-bearing assets                  $  186,616    $     --    $     --    $    --    $       --     $     --
    Average interest rate                              2.94%         --%         --%        --%           --%          --%
RATE SENSITIVE LIABILITIES:
  Non interest-bearing checking                  $  449,460    $     --    $     --    $    --    $       --     $     --
    Average interest rate                                --%         --%         --%        --%           --%          --%
  Savings and interest-bearing checking          $2,491,678    $     --    $     --    $    --    $       --     $     --
    Average interest rate                              1.80%         --%         --%        --%           --%          --%
  Time deposits                                  $1,642,329    $ 87,976    $ 54,945    $19,294    $   39,329     $  9,764
    Average interest rate                              3.34%       4.57%       4.51%      6.16%         5.20%        3.49%
  Fixed interest rate borrowings                 $  201,238    $490,250    $ 26,300    $50,000    $       --     $915,000
    Average interest rate                              5.16%       5.50%       5.53%      5.79%           --%        5.17%

                                               Principal Repayments Contractually Due in Year(s) Ended December 31,
                                               ------------------------
                                                             Fair Value
(Dollars In Thousands)                           Total        12/31/01
---------------------------------------------  ------------------------
RATE SENSITIVE ASSETS:
  Fixed interest rate mortgage loans (1)       $3,711,766    $3,751,168
    Average interest rate
  Variable interest rate mortgage loans (1)    $  878,767    $  876,406
    Average interest rate
  Fixed interest rate commercial business
    loans                                      $  315,608    $  317,862
    Average interest rate
  Variable interest rate commercial business
    loans                                      $  350,221    $  349,191
    Average interest rate
  Variable interest rate warehouse mortgage
    lines of credit                            $  446,542    $  446,542
    Average interest rate
  Fixed interest rate other loans              $  173,907    $  173,907
    Average interest rate
  Fixed interest rate securities               $1,012,138    $1,025,867
    Average interest rate
  Variable interest rate securities            $    2,124    $    2,127
    Average interest rate
  Other interest-bearing assets                $  186,616    $  186,616
    Average interest rate
RATE SENSITIVE LIABILITIES:
  Non interest-bearing checking                $  449,460    $  449,460
    Average interest rate
  Savings and interest-bearing checking        $2,491,678    $2,491,678
    Average interest rate
  Time deposits                                $1,853,637    $1,871,186
    Average interest rate
  Fixed interest rate borrowings               $1,682,788    $1,645,112
    Average interest rate

------------
(1) Does not include $13.2 million of loans serviced by others.

             ANNUAL REPORT 2001                                        69

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

  Management believes that the assumptions utilized by it to evaluate the exposure of the Company's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the cash flows of the Company's assets and liabilities in the above table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the cash flows are based.
  Although market risk disclosure is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. An alternative methodology is to estimate the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios.
  NPV is defined as the net present value of the expected future cash flows of an entity's assets and liabilities and, therefore, theoretically represents the market value of the Company's net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed-rate asset will decline whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. In a declining interest rate environment, the converse may be true.
  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of December 31, 2001.

                                                           NPV AS % OF
                                                         PORTFOLIO VALUE
                             NET PORTFOLIO VALUE            OF ASSETS
CHANGE                 -------------------------------   ----------------
(IN BASIS                                                         CHANGE
POINTS) IN                                                          IN
INTEREST                                $       NPV %               NPV
RATES                    AMOUNT       CHANGE    CHANGE   RATIO     RATIO
-------------------------------------------------------------------------
                (DOLLARS IN THOUSANDS)
+300                   $  960,006    $(72,559)  (7.03)%  13.30%    (0.04)%
+200                      990,170    (42,395)   (4.11)   13.40      0.06
+100                    1,018,862    (13,703)   (1.33)   13.46      0.12
   0                    1,032,565         --       --    13.34        --
-100                    1,051,683     19,118     1.85    13.31     (0.03)

  As of December 31, 2001, the Company's NPV was $1.03 billion, or 13.34% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $990.2 million, or 13.40% of the market value of assets reflecting an increase of 0.06% in the NPV ratio.
  As of March 31, 2001, the Company's NPV was $854.3 million, or 12.12% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $698.3 million, or 10.55% of the market value of assets. The change in the NPV ratio was negative 1.57%.
  Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

 70                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

REGULATORY CAPITAL REQUIREMENTS
The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution which results in the imposition of certain regulatory restrictions. See Note 15 of the "Notes to Consolidated Financial Statements" set forth in
Item 8 hereof for a discussion of the Bank's regulatory capital requirements and compliance therewith at December 31, 2001 and March 31, 2001.

LIQUIDITY AND COMMITMENTS
The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York only to a limited degree as a source of funds. However, due to the Company's increased focus on expanding its commercial mortgage and business loan portfolios, the Company has increased its FHLB borrowings to $1.68 billion at December 31, 2001, from $1.31 billion at March 31, 2001. The amount of such borrowings have ranged from $56.0 million at March 31, 1996 to $1.68 billion at December 31, 2001. See Note 10 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.
  Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At December 31, 2001, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $144.4 million, consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve-months ended December 31, 2002. At December 31, 2001, outstanding commitments for other loans totaled $61.4 million, primarily comprised of home equity loans and lines of credit. In addition, at December 31, 2001, unused commercial business lines of credit and warehouse mortgage lines of credit outstanding were $266.8 million and $168.7 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2001 totaled $1.64 billion or 88.6% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.
  Following the completion of the Conversion, the Holding Company's principal business was that of its subsidiary, the Bank. The Holding Company invested 50% of the net proceeds from the Conversion in the Bank and initially invested the remaining proceeds in short-term securities and money market investments.

ANNUAL REPORT 2001                                                            71

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

The Bank can pay dividends to the Holding Company to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity.
  The Holding Company's liquidity is available to, among other things, fund acquisitions, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock.
  Restrictions on the amount of dividends the Holding Company and the Bank may declare can affect the Company's liquidity and cash flow needs. Under Delaware law, the Holding Company is generally limited to paying dividends to the extent of the excess of net assets of the Holding Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if no such excess exists, from its net profits for the current and/or immediately preceding year.
  The Bank's ability to pay dividends to the Holding Company is also subject to certain restrictions. Under the New York Banking Law, dividends may be declared and paid only out of the net profits of the Bank. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, less any required transfers. In addition, no dividends may be declared, credited or paid if the effect thereof would cause the Bank's capital to be reduced below the amount required by the Superintendent or the FDIC.
  In January 2002, the Bank requested (and received) approval of the distribution to the Holding Company of an aggregate of $50.0 million. In December 2000, the Bank requested (and received) approval of the distribution to the Holding Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as December 31, 2001. In addition, during fiscal 2000, the Bank requested (and received) approval of or non-objection to the distribution to the Holding Company of an aggregate of $285.0 million. Of this amount, $14.0 million, $95.0 million and $176.0 million was distributed to the Holding Company during the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively. The distributions were primarily used by the Holding Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Holding Company's open market stock repurchase programs.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS
AND HEDGING ACTIVITIES
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (unrealized gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." ("SFAS No. 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 from fiscal quarters of fiscal years beginning after June 15, 1999 to June 15, 2000. SFAS No. 133 does not require restatement of prior periods.
  In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for

 72                                                           ANNUAL REPORT 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

--------------------------------------------------------------------------------

Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS No. 138"). SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 138 was adopted concurrently with SFAS No. 133.
  The implementation of SFAS No. 133 and SFAS 138 did not have an impact on the Company's financial condition or results of operations.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), that replaces, in its entirety SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company's implementation of SFAS No. 140 did not have a material effect on the Company's financial condition or results of operations.

GOODWILL AND OTHER INTANGIBLE ASSETS
In July 2001, the FASB issued SFAS No. 142. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business combination (SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination).
  Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles (such as core deposit premiums) with identifiable lives will continue to be amortized.
  The Company's goodwill totaled $185.2 million at December 31, 2001 and March 31, 2001. The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill. The Company will test the value of its goodwill at least annually. See Note 7 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires that the retirement obligations for tangible long-lived assets be recorded as liabilities at their fair value when they are incurred. Correspondingly, the same retirement costs are capitalized as part of the carrying amount of the assets and subsequently amortized into expense. The prescribed accounting will change the current practice of presenting the retirement obligation as a contra-asset. The Company does not anticipate the adoption of SFAS No. 143, which will take effect on January 1, 2003, will have a material effect on the Company's financial condition or results of operations.

ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes more stringent criteria than those currently in place for determining when a long-lived asset is held for sale. It also broadens the definition of "discontinued operations," but does not allow for the accrual of future operating losses as was previously permitted. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after

ANNUAL REPORT 2001                                                            73

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

December 15, 2001, and, generally, are to be applied prospectively. The implementation of SFAS No. 144 is not expected to have a material effect on the Company's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Asset and Liability Management" in Item 7 hereof.

 74                                                           ANNUAL REPORT 2001

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
INDEPENDENCE COMMUNITY BANK CORP.

  We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the "Company") as of December 31, 2001 and March 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the nine months ended December 31, 2001 and for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at December 31, 2001 and March 31, 2001 and the consolidated results of its operations and its cash flows for the nine months ended December 31, 2001 and for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

  As discussed in Notes 3 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 during the nine months ended December 31, 2001.

/s/ ERNST & YOUNG, LLP
-------------------------------------------------------
Ernst & Young, LLP
New York, New York
February 5, 2002

ANNUAL REPORT 2001                                                            75

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                DECEMBER 31,       March 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                   2001              2001
---------------------------------------------------------------------------------------------
Assets:
  Cash and due from banks--interest-bearing                      $  101,181        $  144,576
  Cash and due from banks--non-interest-bearing                     106,452           107,786
  Federal funds sold                                                     --            25,400
                                                                 ----------        ----------
      Total cash and cash equivalents                               207,633           277,762
                                                                 ----------        ----------
  Securities available-for-sale:
    Investment securities ($2,320 and $139,186 pledged to
     creditors, respectively)                                       125,803           201,198
    Mortgage-related securities ($695,973 and $529,744
     pledged to creditors, respectively)                            902,191           720,549
                                                                 ----------        ----------
      Total securities available-for-sale                         1,027,994           921,747
                                                                 ----------        ----------
  Mortgage loans on real estate                                   4,592,530         4,467,984
  Other loans                                                     1,285,601           793,457
                                                                 ----------        ----------
      Total loans                                                 5,878,131         5,261,441
      Less: allowance for possible loan losses                      (78,239)          (71,716)
                                                                 ----------        ----------
      Total loans, net                                            5,799,892         5,189,725
                                                                 ----------        ----------
  Premises, furniture and equipment, net                             81,289            84,728
  Accrued interest receivable                                        37,436            37,119
  Goodwill                                                          185,161           185,161
  Intangible assets, net                                              8,981            13,833
  Other assets                                                      276,412           300,792
                                                                 ----------        ----------
      Total assets                                               $7,624,798        $7,010,867
                                                                 ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits                                                       $4,794,775        $4,666,057
  Borrowings                                                      1,682,788         1,309,293
  Company-obligated mandatorily redeemable cumulative trust
    preferred securities of a subsidiary trust holding
    solely junior debentures of the Company                          11,067            11,067
  Escrow and other deposits                                          38,361            72,152
  Accrued expenses and other liabilities                            217,274           139,142
                                                                 ----------        ----------
      Total liabilities                                           6,744,265         6,197,711
                                                                 ----------        ----------
  Stockholders' equity:
    Common stock, $.01 par value: 125,000,000 shares
     authorized, 76,043,750 shares issued; 58,372,560 and
     59,128,845 shares outstanding at December 31, 2001 and
     March 31, 2001, respectively                                       760               760
    Additional paid-in-capital                                      734,773           723,418
    Treasury stock at cost: 17,671,190 and 16,914,905 shares
     at December 31, 2001 and March 31, 2001, respectively         (247,184)         (230,012)
    Unallocated common stock held by ESOP                           (79,098)          (82,805)
    Non-vested awards under Recognition and Retention Plan          (17,641)          (22,744)
    Retained earnings, substantially restricted                     480,074           425,016
    Accumulated other comprehensive income (loss):
      Net unrealized gain (loss) on securities
       available-for-sale, net of tax                                 8,849              (477)
                                                                 ----------        ----------
      Total stockholders' equity                                    880,533           813,156
                                                                 ----------        ----------
      Total liabilities and stockholders' equity                 $7,624,798        $7,010,867
                                                                 ==========        ==========

See accompanying notes to consolidated financial statements.
 76                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE NINE         FOR THE TWELVE
                                               MONTHS ENDED          MONTHS ENDED              FOR THE YEAR ENDED
                                               ------------         --------------                  March 31,
                                               DECEMBER 31,          DECEMBER 31,          ---------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           2001                  2001                2001              2000
----------------------------------------------------------------------------------------------------------------------
                                                (AUDITED)            (UNAUDITED)           (AUDITED)         (AUDITED)
INTEREST INCOME:
  Mortgage loans on real estate                  $255,735              $344,085            $343,595          $290,566
  Other loans                                      55,196                69,876              52,294            22,867
  Investment securities                             7,794                10,750              12,399            17,350
  Mortgage-related securities                      36,306                48,075              48,993            58,714
  Other                                             7,175                 9,835              13,421            12,989
                                                 --------              --------            --------          --------
      Total interest income                       362,206               482,621             470,702           402,486
                                                 --------              --------            --------          --------
INTEREST EXPENSE:
  Deposits                                        109,425               152,551             168,228           138,769
  Borrowings                                       62,415                82,843              78,182            64,163
  Trust preferred securities                          786                 1,048               1,047               728
                                                 --------              --------            --------          --------
      Total interest expense                      172,626               236,442             247,457           203,660
                                                 --------              --------            --------          --------
      Net interest income                         189,580               246,179             223,245           198,826
                                                 --------              --------            --------          --------
  Provision for loan losses                         7,875                 8,475               1,392             9,817
                                                 --------              --------            --------          --------
      Net interest income after provision
         for loan losses                          181,705               237,704             221,853           189,009
                                                 --------              --------            --------          --------
NON-INTEREST INCOME:
  Net gain (loss) on sales of loans and
  securities                                        2,850                 3,145               3,398           (1,716)
  Mortgage-banking activities                       8,863                12,934               5,541                --
  Service fees                                     24,519                30,549              23,416            13,621
  Other                                             8,241                10,441               5,983             5,011
                                                 --------              --------            --------          --------
      Total non-interest income                    44,473                57,069              38,338            16,916
                                                 --------              --------            --------          --------
NON-INTEREST EXPENSE:
  Compensation and employee benefits               57,759                74,047              62,934            51,740
  Occupancy costs                                  17,095                23,113              22,332            16,672
  Data processing fees                              6,700                 8,273               8,419             7,464
  Advertising                                       4,211                 5,777               6,063             4,665
  Amortization of goodwill                             --                 3,594              14,344             7,780
  Amortization of intangible assets                 5,761                 7,481               6,880             6,833
  Other                                            24,115                33,644              31,854            24,736
                                                 --------              --------            --------          --------
      Total non-interest expense                  115,641               155,929             152,826           119,890
                                                 --------              --------            --------          --------
  Income before provision for income taxes        110,537               138,844             107,365            86,035
  Provision for income taxes                       40,899                52,779              45,329            32,789
                                                 --------              --------            --------          --------
  Net income                                     $ 69,638              $ 86,065            $ 62,036          $ 53,246
                                                 ========              ========            ========          ========
  Basic earnings per share                       $   1.33              $   1.64            $   1.11          $    .90
                                                 ========              ========            ========          ========
  Diluted earnings per share                     $   1.27              $   1.58            $   1.10          $    .90
                                                 ========              ========            ========          ========

See accompanying notes to consolidated financial statements.
ANNUAL REPORT 2001                                                            77

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               NINE MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED MARCH 31, 2001 AND 2000
                                               ------------------------------------------------------------
                                                                                                 UNEARNED
                                                                                 UNALLOCATED   COMMON STOCK
                                                        ADDITIONAL                 COMMON        HELD BY
                                               COMMON    PAID IN     TREASURY    STOCK HELD    RECOGNITION
    (IN THOUSANDS, EXCEPT SHARE DATA)          STOCK     CAPITAL       STOCK       BY ESOP         PLAN
    -------------------------------------------------------------------------------------------------------
    Balance--March 31, 1999                     $760     $739,090    $(125,993)   $(92,693)      $(33,918)
    Comprehensive income:
     Net income for the year ended March 31,
     2000                                         --           --          --           --             --
     Other comprehensive income, net of tax
     benefit of $25.0 million
       Change in net unrealized gains on
       securities available-for-sale, net of
       tax                                        --           --          --           --             --
       Less: reclassification adjustment of
       net losses realized in net income,
       net of tax                                 --           --          --           --             --
                                                ----     --------    ---------    --------       --------
    Comprehensive income                          --           --          --           --             --
    Repurchase of common stock (10,022,867
    shares)                                       --           --    (126,386)          --             --
    Treasury stock issued for Broad National
    Bancorporation acquisition (4,929,203
    shares)                                       --       (7,317)     73,378           --             --
    Treasury stock issued for Statewide
    Financial Corp. acquisition (4,174,740
    shares)                                       --       (7,356)     58,040           --             --
    Treasury stock issued for options
    exercised (280,125 shares)                    --       (3,595)      4,268           --             --
    Dividends paid                                --           --          --           --             --
    ESOP shares committed to be released          --       (1,496)         --        4,944             --
    Amortization of earned portion of
    Recognition Plan                              --         (373)         --           --          6,011
                                                ----     --------    ---------    --------       --------
    Balance--March 31, 2000                      760      718,953    (116,693)     (87,749)       (27,907)
                                                ----     --------    ---------    --------       --------
    Comprehensive income:
     Net income for the year ended March 31,
     2001                                         --           --          --           --             --
     Other comprehensive income, net of tax
     benefit of $0.7 million
       Change in net unrealized losses on
       securities available-for-sale, net of
       tax                                        --           --          --           --             --
       Less: reclassification adjustment of
       net losses realized in net income,
       net of tax                                 --           --          --           --             --
                                                ----     --------    ---------    --------       --------
    Comprehensive income                          --           --          --           --             --
    Valuation adjustment for deferred income
    tax benefit relating to Foundation            --        4,680          --           --             --
    Repurchase of common stock (8,170,225
    shares)                                       --           --    (113,913)          --             --
    Treasury stock issued for options
    exercised (44,631 shares)                     --         (397)        594           --             --
    Dividends declared                            --           --          --           --             --
    ESOP shares committed to be released          --         (928)         --        4,944             --
    Issuance of grants under Recognition
    Plan (225,363 shares)                         --          930          --           --           (930)
    Amortization of earned portion of
    Recognition Plan                              --          180          --           --          6,093
                                                ----     --------    ---------    --------       --------
    Balance--March 31, 2001                      760      723,418    (230,012)     (82,805)       (22,744)
                                                ----     --------    ---------    --------       --------
    Comprehensive income:
     Net income for the nine months ended
     December 31, 2001                            --           --          --           --             --
     Other comprehensive income, net of tax
     of $5.1 million
       Change in net unrealized losses on
       securities available-for-sale, net of
       tax                                        --           --          --           --             --
       Less: reclassification adjustment of
       net losses realized in net income,
       net of tax                                 --           --          --           --             --
                                                ----     --------    ---------    --------       --------
    Comprehensive income                          --           --          --           --             --
    Repurchase of common stock (845,000
    shares)                                       --           --     (18,352)          --             --
    Valuation adjustment for deferred income
    tax benefit                                   --        7,883          --           --             --
    Treasury stock issued for options
    exercised and director fees (33,187
    shares)                                       --          210       1,180           --             --
    Dividends declared                            --           --          --           --             --
    Accelerated vesting of options                --          603          --           --             --
    ESOP shares committed to be released          --          719          --        3,707             --
    Amortization of earned portion of
    Recognition Plan                              --        1,940          --           --          5,103
                                                ----     --------    ---------    --------       --------
    Balance--December 31, 2001                  $760     $734,773    $(247,184)   $(79,098)      $(17,641)
                                                ====     ========    =========    ========       ========

                                            NINE MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED MARCH 31, 2001 AND 2000
                                              ------------------------------------

                                                          ACCUMULATED
                                                             OTHER
                                              RETAINED   COMPREHENSIVE
    (IN THOUSANDS, EXCEPT SHARE DATA)         EARNINGS   INCOME/(LOSS)     TOTAL
    ----------------------------------------  ------------------------------------
    Balance--March 31, 1999                   $340,019     $ (2,303)     $ 824,962
    Comprehensive income:
     Net income for the year ended March 31,
     2000                                      53,246            --         53,246
     Other comprehensive income, net of tax
     benefit of $25.0 million
       Change in net unrealized gains on
       securities available-for-sale, net of
       tax                                         --       (25,858)       (25,858)
       Less: reclassification adjustment of
       net losses realized in net income,
       net of tax                                  --        (4,754)        (4,754)
                                              --------     --------      ---------
    Comprehensive income                       53,246       (30,612)        22,634
    Repurchase of common stock (10,022,867
    shares)                                        --            --       (126,386)
    Treasury stock issued for Broad National
    Bancorporation acquisition (4,929,203
    shares)                                        --            --         66,061
    Treasury stock issued for Statewide
    Financial Corp. acquisition (4,174,740
    shares)                                        --            --         50,684
    Treasury stock issued for options
    exercised (280,125 shares)                     --            --            673
    Dividends paid                            (12,907)           --        (12,907)
    ESOP shares committed to be released           --            --          3,448
    Amortization of earned portion of
    Recognition Plan                               --            --          5,638
                                              --------     --------      ---------
    Balance--March 31, 2000                   380,358       (32,915)       834,807
                                              --------     --------      ---------
    Comprehensive income:
     Net income for the year ended March 31,
     2001                                      62,036            --         62,036
     Other comprehensive income, net of tax
     benefit of $0.7 million
       Change in net unrealized losses on
       securities available-for-sale, net of
       tax                                         --        32,372         32,372
       Less: reclassification adjustment of
       net losses realized in net income,
       net of tax                                  --            66             66
                                              --------     --------      ---------
    Comprehensive income                       62,036        32,438         94,474
    Valuation adjustment for deferred income
    tax benefit relating to Foundation             --            --          4,680
    Repurchase of common stock (8,170,225
    shares)                                        --            --       (113,913)
    Treasury stock issued for options
    exercised (44,631 shares)                      --            --            197
    Dividends declared                        (17,378)           --        (17,378)
    ESOP shares committed to be released           --            --          4,016
    Issuance of grants under Recognition
    Plan (225,363 shares)                          --            --             --
    Amortization of earned portion of
    Recognition Plan                               --            --          6,273
                                              --------     --------      ---------
    Balance--March 31, 2001                   425,016          (477)       813,156
                                              --------     --------      ---------
    Comprehensive income:
     Net income for the nine months ended
     December 31, 2001                         69,638            --         69,638
     Other comprehensive income, net of tax
     of $5.1 million
       Change in net unrealized losses on
       securities available-for-sale, net of
       tax                                         --        10,542         10,542
       Less: reclassification adjustment of
       net losses realized in net income,
       net of tax                                  --        (1,216)        (1,216)
                                              --------     --------      ---------
    Comprehensive income                       69,638         9,326         78,964
    Repurchase of common stock (845,000
    shares)                                        --            --        (18,352)
    Valuation adjustment for deferred income
    tax benefit                                    --            --          7,883
    Treasury stock issued for options
    exercised and director fees (33,187
    shares)                                        --            --          1,390
    Dividends declared                        (14,580)           --        (14,580)
    Accelerated vesting of options                 --            --            603
    ESOP shares committed to be released           --            --          4,426
    Amortization of earned portion of
    Recognition Plan                               --            --          7,043
                                              --------     --------      ---------
    Balance--December 31, 2001                $480,074     $  8,849      $ 880,533
                                              ========     ========      =========

See accompanying notes to consolidated financial statements.

       78                                        ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                                   DECEMBER 31,          DECEMBER 31,           YEAR ENDED MARCH 31,
                                                 -----------------    -------------------    --------------------------
(IN THOUSANDS)                                         2001                  2001               2001           2000
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    69,638           $    86,065        $    62,036    $    53,246
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses                               7,875                 8,475              1,392          9,817
  Net (gain) loss on sale of loans and
  securities                                             (2,850)               (3,145)            (3,398)         1,716
  Amortization of deferred income and
  premiums                                               (4,252)               (6,498)            (6,081)        (2,522)
  Amortization of goodwill                                   --                 3,594             14,343          7,780
  Amortization of intangibles                             5,761                 7,481              6,881          6,833
  Amortization of unearned compensation of
    ESOP and Recognition Plan                            11,280                14,306             10,106          9,002
  Depreciation and amortization                           9,029                12,124             12,040          9,964
  Deferred income tax provision (benefit)                27,753                26,790             (1,040)        (7,153)
  (Increase) decrease in accrued interest
  receivable                                               (317)                  156             (3,610)         3,981
  Decrease (increase) in accounts
    receivable-securities transactions                    2,027                   (78)            (1,753)           531
  Decrease (increase) in other accounts
  receivable                                                862                18,960             35,742        (34,328)
  Increase in accrued expenses and other
  liabilities                                            78,132                88,207             29,586          7,333
  Other, net                                              2,683                 2,478               (984)        22,780
                                                    -----------           -----------        -----------    -----------
  Net cash provided by operating activities             207,621               258,915            155,260         88,980
                                                    -----------           -----------        -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Loan originations and purchases                    (1,559,072)           (1,980,395)        (1,297,258)    (1,328,786)
  Principal payments on loans                           674,143               874,410            595,361        641,310
  Proceeds from sale of loans                           423,923               837,254            548,657          2,552
  Advances on warehouse mortgage lines of
  credit                                             (3,883,054)           (4,498,286)        (1,821,622)      (194,994)
  Repayments on warehouse mortgage lines of
  credit                                              3,726,532             4,265,834          1,663,090        188,350
  Proceeds from sale of securities
  available-for-sale                                    362,266               386,707             73,780        992,024
  Proceeds from maturities of securities
    available-for-sale                                    3,025                 5,050              9,832        142,946
  Principal collected on securities
  available-for-sale                                    269,720               302,327            118,975        167,677
  Purchases of securities available-for-sale           (723,299)             (790,838)           (80,639)      (458,196)
  Purchase of Bank Owned Life Insurance                      --                    --           (100,000)            --
  Purchase of Federal Home Loan Bank stock               (3,112)               (3,112)                --        (35,738)
  Cash consideration paid to acquire Broad                   --                    --                 --        (66,061)
  Cash consideration paid to acquire
  Statewide                                                  --                    --                 --        (51,173)
  Cash and cash equivalents acquired in Broad
    acquisition                                              --                    --                 --        196,653
  Cash and cash equivalents acquired in
    Statewide acquisition                                    --                    --                 --         17,492
  Proceeds from sale of other real estate                   200                   201                535            440
  Net additions to premises, furniture and
    equipment                                            (5,590)               (6,900)            (8,065)       (12,419)
                                                    -----------           -----------        -----------    -----------
  Net cash (used in) provided by investing
  activities                                           (714,318)             (607,748)          (297,354)       202,077
                                                    -----------           -----------        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits           551,357               643,459             78,924         57,260
  Net (decrease) increase in time deposits             (422,639)             (329,362)           175,101       (121,068)
  Net increase (decrease) in borrowings                 373,495               101,213            146,555       (225,594)
  Net (decrease) increase in escrow and other
    deposits                                            (33,791)              (20,396)            (1,364)         9,150
  Decrease in cumulative trust preferred
  securities                                                 --                    --               (433)            --
  Proceeds on exercise of stock options                   1,078                 1,078                197            770
  Repurchase of common stock                            (18,352)              (36,976)          (113,913)      (126,386)
  Dividends paid                                        (14,580)              (18,950)           (17,378)       (12,907)
                                                    -----------           -----------        -----------    -----------
  Net cash provided by (used in) financing
  activities                                            436,568               340,066            267,689       (418,775)
                                                    -----------           -----------        -----------    -----------
  Net (decrease) increase in cash and cash
    equivalents                                         (70,129)               (8,767)           125,595       (127,718)
  Cash and cash equivalents at beginning of
  period                                                277,762               216,400            152,167        279,885
                                                    -----------           -----------        -----------    -----------
  Cash and cash equivalents at end of period        $   207,633           $   207,633        $   277,762    $   152,167
                                                    ===========           ===========        ===========    ===========
  Income taxes paid                                 $    25,738           $    26,255        $    34,675    $    27,690
                                                    ===========           ===========        ===========    ===========
  Interest paid                                     $   105,631           $   148,494        $   246,227    $   200,443
                                                    ===========           ===========        ===========    ===========

See accompanying notes to consolidated financial statements.
ANNUAL REPORT 2001                                                            79

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION/FORM OF OWNERSHIP
Independence Community Bank was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a newly formed mutual holding company (the "Mutual Holding Company").
  On April 18, 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge it with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled.
  As part of the conversion and reorganization, the Company was incorporated under Delaware law in June 1997. The Company is regulated by the OTS as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998 and issued 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of expenses which totaled $18.4 million. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan ("ESOP") which used such funds to purchase 5,632,870 shares of the Company's common stock in the open market subsequent to completion of the initial public offering.
  As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the "Foundation") and concurrently with the completion of the initial public offering donated 5,632,870 shares of common stock of the Company valued at the time of its contribution at $56.3 million. The Foundation was established in order to further the Company's and the Bank's commitment to the communities they serve.
  Additionally, the Bank established, in accordance with the requirements of the New York State Banking Department, a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank's total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the reorganization and conversion of the Bank and the Mutual Holding Company. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders have reduced their qualifying deposits as of each March 31st. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or a supplemental eligible account holder's will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.
  In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.
  The Bank provides financial services primarily to individuals and small to medium sized businesses within the New York City metropolitan area. The Bank is subject to regulation by the FDIC and New York State Banking Department.

2. ACQUISITIONS
The Company completed its acquisition of Broad National Bancorporation ("Broad") and the merger of Broad's wholly owned subsidiary, Broad National Bank ("Broad National"), with and into the Bank, all effective as of the close of business on July 31, 1999.
  Under the terms of the Agreement and Plan of Merger between the Company and Broad dated February 1, 1999 (the "Broad Agreement"), the merger consideration consisted of approximately 50% Independence common

 80                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock and 50% cash. The Broad transaction had an aggregate value of approximately $132 million. The Company issued approximately 4,929,203 shares of its common stock in connection with the acquisition of Broad.
  The Company completed its acquisition of Statewide Financial Corp. ("Statewide") and the merger of Statewide's wholly owned subsidiary, Statewide Savings Bank, S.L.A. ("Statewide Bank"), with and into the Bank, all effective as of the close of business on January 7, 2000. Under the terms of the Agreement and Plan of Merger between the Company and Statewide dated April 12, 1999 (the "Statewide Agreement"), the merger consideration consisted of approximately 4,174,740 shares of Company common stock and approximately $51.2 million.
  As a result of the Broad acquisition, the Company acquired $646.3 million in assets and assumed $584.8 million of deposits. As a result of the Statewide acquisition, the Company acquired $745.2 million of assets and assumed $443.7 million of deposits. The acquisitions were accounted for as purchases and the excess of cost over the fair value of net assets acquired ("goodwill") in the Broad and Statewide transactions were $98.8 million and $88.6 million, respectively. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which resulted in discontinuing the amortization of goodwill. At the time of adoption, the remaining balance of goodwill resulting from the acquisitions of Broad and Statewide (and other acquisitions effected previously thereto) was $185.2 million. Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over 15 years. (See Note 7--Goodwill and Intangible Assets.)

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

ANNUAL REPORT 2001                                                            81

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ALLOWANCE FOR LOAN LOSSES
The determination of the adequacy of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. The formalized process for assessing the adequacy of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of classified or criticized loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight.
  Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria of classified or criticized are categorized as pass loans. Each risk level, including pass loans, have an associated reserve ratio that increases as the risk level category increases. The reserve ratio for pass loans differs based upon the loan and collateral type. The reserve ratio is applied to the aggregate balance of loans designated to each risk level to compute the reserve requirement. This method of analysis is performed on the entire loan portfolio. Other factors used to support the balance of the allowance for loan losses and its components include regulatory examinations and national and local economic data associated with the real estate market in the Company's market area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof for additional information.

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

 82                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

GOODWILL AND INTANGIBLE ASSETS
Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles (such as core deposit premiums) with identifiable lives will continue to be amortized.
  The Company's goodwill was $185.2 million at December 31, 2001 and March 31, 2001. The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill. The Company will be required to test the value of its goodwill at least annually.

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

ANNUAL REPORT 2001                                                            83

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding are as follows:

                                             FOR THE NINE   FOR THE TWELVE
                                             MONTHS ENDED     MONTHS ENDED
                                             DECEMBER 31,     DECEMBER 31,   FOR THE YEAR ENDED MARCH 31,
                                             ------------   --------------   -----------------------------
                                                 2001            2001            2001            2000
----------------------------------------------------------------------------------------------------------
                                                             (UNAUDITED)
Weighted average shares outstanding:
Basic                                         52,556,961      52,611,603      55,880,273      59,203,079
Diluted                                       54,676,806      54,463,490      56,345,279      59,203,079

EMPLOYEE BENEFITS
Compensation expense related to the ESOP is recognized in an amount equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released. The difference between the average fair value and the $17.55 weighted average per share cost of shares committed to be released by the ESOP is recorded as an adjustment to additional paid-in capital.
  Compensation expense related to the Recognition Plans is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date.
  For stock options, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. To date, no compensation expense has been recorded at the time of grant for stock options, since, for all granted options, the market price on date of grant equaled the amount employees or directors must pay to acquire stock. However, compensation expense has been recognized for the accelerated vesting of options due to the retirement of a senior officer. Senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options.

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

SEGMENT REPORTING
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires disclosures for each segment including quarterly disclosure requirements and a partitioning of geographic disclosures, including geographic information by country. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers in its market area. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes under SFAS No. 131.

 84                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

4. SECURITIES AVAILABLE-FOR-SALE
The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                                                 DECEMBER 31, 2001
                                                 -------------------------------------------------
                                                                GROSS        GROSS      ESTIMATED
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
(IN THOUSANDS)                                      COST        GAINS        LOSSES       VALUE
--------------------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
     U.S. Government and agencies                $   27,617    $    13       $ (10)     $   27,620
     Municipal                                        4,904        113          --           5,017
                                                 ----------    -------       -----      ----------
  Total debt securities                              32,521        126         (10)         32,637
                                                 ----------    -------       -----      ----------
  Equity securities:
     Preferred                                       91,365         16         (59)         91,322
     Common                                             953        891          --           1,844
                                                 ----------    -------       -----      ----------
  Total equity securities                            92,318        907         (59)         93,166
                                                 ----------    -------       -----      ----------
Total investment securities                         124,839      1,033         (69)        125,803
                                                 ----------    -------       -----      ----------
Mortgage-related securities:
     FNMA Pass Through Certificates                  19,417        116         (14)         19,519
     GNMA Pass Through Certificates                  21,170      1,217          --          22,387
     FHLMC Pass Through Certificates                 10,694         95         (13)         10,776
     Collateralized Mortgage Obligation Bonds       838,142     12,087        (720)        849,509
                                                 ----------    -------       -----      ----------
Total mortgage-related securities                   889,423     13,515        (747)        902,191
                                                 ----------    -------       -----      ----------
Total securities available-for-sale              $1,014,262    $14,548       $(816)     $1,027,994
                                                 ==========    =======       =====      ==========

ANNUAL REPORT 2001                                                            85

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                      March 31, 2001
                                                      -----------------------------------------------
                                                                    Gross        Gross      Estimated
                                                      Amortized   Unrealized   Unrealized     Fair
(In Thousands)                                          Cost        Gains        Losses       Value
-----------------------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
     U.S. Government and agencies                     $145,837      $  814      $(6,499)    $140,152
     Municipal                                           2,772          66           (1)       2,837
                                                      --------      ------      -------     --------
  Total debt securities                                148,609         880       (6,500)     142,989
                                                      --------      ------      -------     --------
  Equity securities:
     Preferred                                          56,365           7          (55)      56,317
     Common                                                953         939           --        1,892
                                                      --------      ------      -------     --------
  Total equity securities                               57,318         946          (55)      58,209
                                                      --------      ------      -------     --------
Total investment securities                            205,927       1,826       (6,555)     201,198
                                                      --------      ------      -------     --------
Mortgage-related securities:
     FNMA Pass Through Certificates                     21,182         112         (183)      21,111
     GNMA Pass Through Certificates                     26,711         900          (23)      27,588
     FHLMC Pass Through Certificates                    12,705          81          (81)      12,705
     Collateralized Mortgage Obligation Bonds          656,768       3,665       (1,288)     659,145
                                                      --------      ------      -------     --------
Total mortgage-related securities                      717,366       4,758       (1,575)     720,549
                                                      --------      ------      -------     --------
Total securities available-for-sale                   $923,293      $6,584      $(8,130)    $921,747
                                                      ========      ======      =======     ========

  Sales of available-for-sale securities are summarized as follows:

                                                              NINE MONTHS
                                                                 ENDED
                                                              DECEMBER 31,   Year Ended March 31,
                                                              ------------   --------------------
(IN THOUSANDS)                                                    2001         2001       2000
-------------------------------------------------------------------------------------------------
Proceeds from sales                                             $362,266     $73,780    $992,024
Gross gains                                                        2,852       3,100       5,569
Gross losses                                                         (34)     (1,436)     (7,298)

  The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                                          ESTIMATED
                                                              AMORTIZED     FAIR
(IN THOUSANDS)                                                  COST        VALUE
-----------------------------------------------------------------------------------
One year or less                                               $ 5,701     $ 5,708
Five years through ten years                                    26,820      26,929
                                                               -------     -------
                                                               $32,521     $32,637
                                                               =======     =======

 86                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The amortized cost and estimated fair value of mortgage-related securities by contractual maturity are as follows:

                                                                DECEMBER 31, 2001
                                                              ----------------------
                                                              AMORTIZED   ESTIMATED
(IN THOUSANDS)                                                  COST      FAIR VALUE
------------------------------------------------------------------------------------
One year or less                                              $     35     $     34
One year through five years                                      2,751        2,867
Five years through ten years                                    13,601       14,055
Over ten years                                                 873,036      885,235
                                                              --------     --------
                                                              $889,423     $902,191
                                                              ========     ========

5. LOANS RECEIVABLE, NET
Loans are summarized as follows:

                                                              DECEMBER 31,   March 31,
                                                              ------------   ----------
(IN THOUSANDS)                                                    2001          2001
---------------------------------------------------------------------------------------
Mortgage loans on real estate:
  Single-family residential                                    $  496,336    $  587,153
  Cooperative apartment                                           356,500       409,344
  Multi-family residential                                      2,731,513     2,620,888
  Commercial real estate                                        1,019,379       861,187
                                                               ----------    ----------
Total principal balance--mortgage loans                         4,603,728     4,478,572
Less net deferred fees                                             11,198        10,588
                                                               ----------    ----------
Total mortgage loans on real estate                             4,592,530     4,467,984
Commercial business loans                                         665,829       436,751
Other loans:
  Warehouse mortgage lines of credit                              446,542       206,707
  Home equity loans and lines of credit                           141,905       117,701
  Consumer and other loans                                         32,002        33,489
                                                               ----------    ----------
Total principal balance--other loans                              620,449       357,897
Less unearned discounts and deferred fees                             677         1,191
                                                               ----------    ----------
Total other loans                                                 619,772       356,706
Total loans receivable                                          5,878,131     5,261,441
                                                               ----------    ----------
Less allowance for loan losses                                     78,239        71,716
                                                               ----------    ----------
Loans receivable, net                                          $5,799,892    $5,189,725
                                                               ==========    ==========

  At December 31, 2001, March 31, 2001 and 2000, the Company was servicing loans on behalf of others which are not included in the consolidated financial statements of $1.19 billion, $658.7 million and $184.0 million, respectively.
  At December 31, 2001, March 31, 2001 and 2000, included in mortgage loans on real estate are $31.4 million, $27.0 million and $19.9 million, respectively, of non-performing loans. If interest on the nonaccrual mortgage

ANNUAL REPORT 2001                                                            87

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

loans had been accrued, such income would have approximated $0.7 million, $0.6 million and $0.4 million for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively.
  At December 31, 2001, March 31, 2001 and 2000, included in commercial business and other loans are $14.7 million, $8.7 million and $6.5 million, respectively, of non-performing loans. If interest on the nonaccrual commercial business and other loans had been accrued, such income would have approximated $366,000, $360,000 and $196,000 for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively.
  The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The Company's evaluation of impaired loans includes all loans classified as substandard and doubtful.
  A summary of the changes in the allowance for loan losses is as follows:

                                                          NINE MONTHS ENDED      Year Ended
                                                            DECEMBER 31,          March 31,
                                                          -----------------   -----------------
(IN THOUSANDS)                                                  2001           2001      2000
-----------------------------------------------------------------------------------------------
Allowance at beginning of period                               $71,716        $70,286   $46,823
Allowance of acquired institutions                                  --             --     9,452
Provision charged to operations                                  7,875          1,392     9,817
Net (charge-offs) recoveries                                    (1,352)            38     4,194
                                                               -------        -------   -------
Allowance at end of period                                     $78,239        $71,716   $70,286
                                                               =======        =======   =======

  The Company's loan portfolio is primarily comprised of secured loans made to individuals and businesses located in the New York City metropolitan area.

6. PREMISES, FURNITURE AND EQUIPMENT
A summary of premises, furniture and equipment, net of accumulated depreciation and amortization, is as follows:

                                                              DECEMBER 31,   March 31,
                                                              ------------   ---------
(IN THOUSANDS)                                                    2001         2001
--------------------------------------------------------------------------------------
Land                                                            $ 7,726       $ 7,400
Buildings and improvements                                       52,237        52,762
Leasehold improvements                                            7,065         7,296
Furniture and equipment                                          14,261        17,270
                                                                -------       -------
Total premises, furniture and equipment                         $81,289       $84,728
                                                                =======       =======

  Depreciation and amortization expense amounted to $9.0 million, $12.0 million and $10.0 million for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as non-interest expense in the period of

 88                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

impairment. However, under the terms of the Statement, identifiable intangibles (such as core deposit premiums) with identifiable lives will continue to be amortized.
  The Company's goodwill was $185.2 million at December 31, 2001 and March 31, 2001. The Company did not recognize an impairment loss as a result of its transitional impairment test of existing goodwill. The Company will test the value of its goodwill at least annually.

  The following table sets forth the Company's intangible assets at the periods indicated:

                                       AT DECEMBER 31, 2001                                    At March 31, 2001
                          ----------------------------------------------         ----------------------------------------------
                           GROSS                                  NET             GROSS                                  NET
                          CARRYING         ACCUMULATED          CARRYING         CARRYING         ACCUMULATED          CARRYING
(DOLLARS IN THOUSANDS)     AMOUNT          AMORTIZATION          AMOUNT           AMOUNT          AMORTIZATION          AMOUNT
-------------------------------------------------------------------------------------------------------------------------------
Amortized intangible
  assets:
Deposit intangibles       $47,559            $38,778             $8,781          $47,559            $33,726            $13,833
Other intangibles             800                600                200               --                 --                 --
                          -------            -------             ------          -------            -------            -------
Total                     $48,359            $39,378             $8,981          $47,559            $33,726            $13,833
                          =======            =======             ======          =======            =======            =======

  The following sets forth the estimated amortization expense for the years ended December 31:

        2002                         $6,935
        2003                         $1,855
        2004                         $  191
        2005                         $   --

  Amortization expense on intangible assets was $5.8 million, $6.9 million and $6.8 million for the nine months ended December 31, 2001 and the fiscal years ended March 31, 2001 and 2000, respectively. In addition, the fiscal 2001 and 2000 period included $14.3 million and $7.8 million related to the amortization of goodwill, respectively.

ANNUAL REPORT 2001                                                            89

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill which was recognized in the year ended March 31, 2001 and 2000 as if such goodwill had not been recognized in accordance with SFAS No. 142.

                                                              FOR THE NINE
                                                              MONTHS ENDED              For the Year
                                                              DECEMBER 31,             Ended March 31,
                                                              ------------         -----------------------
      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    2001              2001            2000
----------------------------------------------------------------------------------------------------------
Reported net income                                             $69,638            $62,036         $53,246
Add back goodwill amortization                                       --             14,344           7,780
                                                                -------            -------         -------
Adjusted net income                                             $69,638            $76,380         $61,026
                                                                =======            =======         =======
Basic earnings per share:
As reported                                                     $  1.33            $  1.11         $  0.90
Goodwill amortization                                                --               0.26            0.13
                                                                -------            -------         -------
Adjusted basic earnings per share                               $  1.33            $  1.37         $  1.03
                                                                =======            =======         =======
Diluted earnings per share:
As reported                                                     $  1.27            $  1.10         $  0.90
Goodwill amortization                                                --               0.26            0.13
                                                                -------            -------         -------
Adjusted diluted earnings per share                             $  1.27            $  1.36         $  1.03
                                                                =======            =======         =======

8. OTHER ASSETS
A summary of other assets is as follows:

                                                              DECEMBER 31,         March 31,
                                                              ------------         ---------
(IN THOUSANDS)                                                    2001               2001
--------------------------------------------------------------------------------------------
FHLB stock                                                      $ 85,435           $ 82,323
BOLI                                                             108,038            103,753
Net deferred tax asset                                            43,625             68,965
Loan servicing assets                                              4,273              1,961
Prepaid expenses                                                   3,376              2,302
Other real estate                                                    130                235
Accounts receivable                                                8,497             20,710
Other                                                             23,038             20,543
                                                                --------           --------
Total other assets                                              $276,412           $300,792
                                                                ========           ========

  The Bank is a member of the Federal Home Loan Bank ("FHLB") of New York, and owns FHLB stock with a carrying value of $85.4 million at December 31, 2001 and $82.3 million at March 31, 2001, respectively. As a member, the Bank is able to borrow on a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from overnight to fifteen years (see Note 10). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.

 90                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. DEPOSITS
The amounts due to depositors and the weighted average interest rates at December 31, 2001 and March 31, 2001 are as follows:

                                                          DECEMBER 31,                    March 31,
                                                      ---------------------         ---------------------
                                                              2001                          2001
                                                      ---------------------         ---------------------
                                                                   WEIGHTED                      Weighted
                                                       DEPOSIT     AVERAGE           DEPOSIT     AVERAGE
(DOLLARS IN THOUSANDS)                                LIABILITY      RATE           LIABILITY      RATE
---------------------------------------------------------------------------------------------------------
Savings                                               $1,451,988     1.58%          $1,195,840     1.95%
Money market                                             180,866     1.62              173,967     2.16
AMA                                                      452,284     3.07              310,082     4.63
Interest-bearing demand                                  406,540     1.26              335,200     1.31
Non-interest bearing demand                              449,460       --              374,692       --
                                                      ----------                    ----------
Total core deposits                                    2,941,138     1.53            2,389,781     1.92
Time deposits                                          1,853,637     3.49            2,276,276     5.64
                                                      ----------                    ----------
Total deposits                                        $4,794,775     2.29           $4,666,057     3.73
                                                      ==========                    ==========

  Scheduled maturities of time deposits are as follows:

                                                              DECEMBER 31,         March 31,
                                                              ------------         ----------
(IN THOUSANDS)                                                    2001                2001
---------------------------------------------------------------------------------------------
One year                                                       $1,642,330          $2,041,054
Two years                                                          87,975             144,206
Three years                                                        54,945              39,191
Four years                                                         19,285              17,580
Thereafter                                                         49,102              34,245
                                                               ----------          ----------
                                                               $1,853,637          $2,276,276
                                                               ==========          ==========

  Time deposit accounts in denominations of $100,000 or more totaled approximately $327.6 million, $411.0 million and $319.6 million at December 31, 2001, March 31, 2001 and 2000, respectively.

10. BORROWINGS
A summary of borrowings is as follows:

                                                                DECEMBER 31,         March 31,
                                                                ------------         ----------
(IN THOUSANDS)                                                      2001                2001
-----------------------------------------------------------------------------------------------
FHLB advances                                                    $1,003,700          $  703,950
Repurchase agreements--FHLB                                         655,000             605,000
FHLB overnight borrowings                                            24,000                  --
Other                                                                    88                 343
                                                                 ----------          ----------
Total borrowings                                                 $1,682,788          $1,309,293
                                                                 ==========          ==========

ANNUAL REPORT 2001                                                            91

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Advances from the FHLB are made at fixed rates with remaining maturities between less than one year and ten years, summarized as follows:

                                                                DECEMBER 31,         March 31,
                                                                ------------         ---------
(IN THOUSANDS)                                                      2001               2001
----------------------------------------------------------------------------------------------
Less than one year                                               $  177,150          $148,250
Over one year through five years                                    501,550           555,700
Over five years through ten years (1)                               325,000                --
                                                                 ----------          --------
                                                                 $1,003,700          $703,950
                                                                 ==========          ========

------------
(1) Although the contractual maturities of these borrowings are between five and ten years, the FHLB has the right to call these advances beginning in the third year after the advance was made.

  Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 8).
  The average cost of FHLB advances were 5.9% and 5.2% for the years ended December 31, 2001 and March 31, 2001, respectively.
  The Company enters into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligations to repurchase are reflected as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the dealer with whom each transaction is executed. The dealers, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to the Company substantially the same securities at the maturities of the agreements. The Company retains the right of substitution of collateral throughout the terms of the agreements.

  Repurchase agreements with the FHLB are made at fixed rates with remaining maturities between less than one year and ten years, summarized as follows:

                                                                DECEMBER 31,         March 31,
                                                                ------------         ---------
(IN THOUSANDS)                                                      2001               2001
----------------------------------------------------------------------------------------------
Over one year through five years                                  $ 65,000           $ 65,000
Over five years through ten years                                  590,000            540,000
                                                                  --------           --------
                                                                  $655,000           $605,000
                                                                  ========           ========

  At December 31, 2001, all of the outstanding FHLB repurchase agreements were secured by collateralized mortgage obligations or U.S. Government and agency securities. The average balance of FHLB repurchase agreements during the nine months ended December 31, 2001 was $696.0 million with an average cost of 5.2%. The maximum amount outstanding at any month end during the nine months ended December 31, 2001 was $955.0 million. The average balance of FHLB repurchase agreements during fiscal 2001 was $470.7 million with an average cost of 6.7%. The maximum amount outstanding at any month end during fiscal 2001 was $720.0 million.
  There were no other outstanding repurchase agreements at December 31, 2001 and March 31, 2001. Prior to March 31, 2001, other outstanding repurchase agreements had original contractual maturities of less than one year and were secured by U.S. Treasury securities. The average balance of other repurchase agreements during

 92                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fiscal 2001 was $0.9 million with an average cost of 5.2%. The maximum amount outstanding at any month end during fiscal 2001 was $1.0 million.

11. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED
SECURITIES
On June 30, 1997, $11.5 million of 9.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") were issued by BNB Capital Trust (the "Trust"), a Delaware statutory business trust formed by Broad. The net proceeds from the issuance were invested in Broad in exchange for its junior subordinated debentures. The sole asset of the Trust, the obligor on the Trust Preferred Securities, is $11.9 million principal amount of 9.5% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due June 30, 2027. Broad entered into several contractual arrangements (which the Company assumed as part of the Broad acquisition) for the purpose of guaranteeing the Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities. As a result of the Broad acquisition, all the assets, liabilities and obligations of Broad as to securities became assets, liabilities and obligations of the Company.
  Cash distributions on both the Trust Preferred Securities and the Junior Subordinated Debentures are payable quarterly in arrears on the last day of March, June, September and December of each year.
  The Trust Preferred Securities are subject to mandatory redemption (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or, at the option of the Company, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that the Trust would be considered an investment company and (ii) in whole or in part at any time on or after June 30, 2002 contemporaneously with the optional redemption by the Company of the Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to maturity at the option of the Company (i) on or after June 30, 2002, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that the Trust would be considered an investment company.
  As a result of favorable market conditions during fiscal 2001, the Company purchased $0.4 million of the Trust Preferred Securities through an open market transaction. The Company has the ability to retire these securities in 2002, and is currently evaluating such matter.

12. BENEFIT PLANS
PENSION PLAN
The Company has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its full-time employees and certain part-time employees who qualify. The Company makes annual contributions to the Pension Plan equal to the amount necessary to satisfy the funding requirements of ERISA.
  The Company also has a Supplemental Executive Retirement Plan (the "Supplemental Plan"). The Supplemental Plan is a nonqualified, unfunded plan of deferred compensation covering those senior officers of the Company whose benefits under the Pension Plan would be limited by Internal Revenue Code Sections 415 and 401(a)(17).

ANNUAL REPORT 2001                                                            93

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The following table sets forth the Pension Plan's and the Supplemental Plan's (collectively, the "Plan") aggregate change in benefit obligation:

                                                                NINE MONTHS ENDED         Year Ended
                                                                  DECEMBER 31,            March 31,
                                                                -----------------         ----------
(IN THOUSANDS)                                                        2001                   2001
----------------------------------------------------------------------------------------------------
Benefit obligation at beginning of year                              $37,281               $39,147
Service cost                                                           1,059                 1,451
Interest cost                                                          2,618                 2,848
Reduction in future benefits                                              --                (8,790)
Actuarial (gain) loss                                                   (249)                4,399
Benefits paid                                                         (1,692)               (1,774)
                                                                     -------               -------
Benefit obligation at end of year                                    $39,017               $37,281
                                                                     =======               =======

  The following table sets forth the aggregate change in Plan assets:

                                                                DECEMBER 31,         March 31,
                                                                ------------         ---------
(IN THOUSANDS)                                                      2001               2001
----------------------------------------------------------------------------------------------
Fair value of Plan assets at beginning of year                    $46,044             $45,979
Actual return on Plan assets                                       (3,935)              1,614
Employer contributions                                                 --                 221
Benefits paid                                                      (1,568)             (1,770)
                                                                  -------             -------
Fair value of Plan assets at end of year                          $40,541             $46,044
                                                                  =======             =======
Funded status                                                     $ 1,524             $ 8,763
Unrecognized net asset                                               (810)             (1,013)
Unrecognized prior service cost                                    (6,740)             (7,837)
Unrecognized actuarial loss/(gain)                                  4,073              (3,775)
                                                                  -------             -------
Accrued pension cost at December 31, 2001 and 2000                 (1,953)             (3,862)
Net adjustment                                                       (102)                 46
                                                                  -------             -------
Accrued pension cost                                              $(2,055)            $(3,816)
                                                                  =======             =======

 94                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Net pension (benefit) expense of the Plan included the following components:

                                                        NINE MONTHS ENDED               Year Ended
                                                          DECEMBER 31,                   March 31,
                                                        -----------------         -----------------------
(IN THOUSANDS)                                                2001                 2001            2000
---------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period               $ 1,059              $ 1,451         $ 2,019
Interest cost on projected benefit obligation                  2,618                2,848           2,700
Expected return on Plan assets                                (4,067)              (4,074)         (3,168)
Amortization of net asset                                       (203)                (202)           (203)
Amortization of prior service cost                            (1,098)                (443)             24
Recognized net actuarial (gain) loss                             (95)                (661)            100
                                                             -------              -------         -------
Net pension (benefit) expense for the years ended
December 31, 2001, 2000 and 1999                              (1,786)              (1,081)          1,472
Net adjustment                                                   147                 (546)            165
                                                             -------              -------         -------
Net pension (benefit) expense                                $(1,639)             $(1,627)        $ 1,637
                                                             =======              =======         =======

  During the fiscal year ended March 31, 2001, the Company amended the Pension Plan to reduce future benefit accruals and freeze the Pension Plan as to new participants effective August 1, 2000. In connection with the plan amendment and the Pension Plan's new measurement date of August 1, 2000, the Company reduced its future benefit obligation by approximately $8.8 million.
  At December 31, 2001 and 2000, the projected benefit obligation for the Plan was determined using an assumed discount rate of 7.25% and 7.50%, respectively, and an assumed rate of compensation increase of 4% for the Pension Plan and 7% for the Supplemental Plan. At December 31, 2001 and 2000, the weighted average assumed rate of return on Plan assets was 9%. Plan assets consist mainly of investments in U.S. Government and agency obligations, mortgage-related securities and common stocks.

POSTRETIREMENT BENEFITS
The Company currently provides certain health care and life insurance benefits to eligible retired employees and their spouses. The coverage provided depends upon the employee's date of retirement and years of service with the Company. The Company's plan for its postretirement benefit obligation is unfunded. Effective April 1, 1995, the Company adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods.

ANNUAL REPORT 2001                                                            95

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  Status of the postretirement benefit obligation is as follows:

                                                              DECEMBER 31,         March 31,
                                                              ------------         ---------
(IN THOUSANDS)                                                    2001               2001
--------------------------------------------------------------------------------------------
Benefit obligation at beginning of fiscal year                  $ 14,283           $ 10,092
Service cost                                                         906                509
Interest cost                                                      1,573                982
Actuarial loss                                                     8,790              3,403
Benefits paid                                                       (825)              (703)
                                                                --------           --------
Benefit obligation at end of fiscal year                        $ 24,727           $ 14,283
                                                                ========           ========
Funded status                                                   $(24,727)          $(14,283)
Unrecognized transition obligation being recognized over 20
  years                                                            3,479              3,747
Unrecognized net loss due to past experience difference from
  assumptions made                                                12,008              4,016
                                                                --------           --------
Accrued postretirement benefit cost at December 31, 2001 and
  2000                                                            (9,240)            (6,520)
Net adjustment                                                        --               (320)
                                                                --------           --------
Accrued postretirement benefit cost                             $ (9,240)          $ (6,840)
                                                                ========           ========

                                                        NINE MONTHS ENDED              Year Ended
                                                          DECEMBER 31,                  March 31,
                                                        -----------------         ---------------------
(IN THOUSANDS)                                                2001                 2001           2000
-------------------------------------------------------------------------------------------------------
Components of postretirement benefit cost:
  Service cost-benefits earned during the period             $  906               $  508         $  403
  Interest cost on accumulated postretirement benefit
  obligation                                                  1,573                  982            721
  Amortization of net obligation                                268                  268            268
  Amortization of prior service cost                             --                    1             10
  Recognized net actuarial loss                                 799                  224            129
                                                             ------               ------         ------
Postretirement benefit cost-years ended December 31,
  2001, 2000 and 1999                                         3,546                1,983          1,531
Net adjustment                                                 (496)                 113             74
                                                             ------               ------         ------
Net postretirement benefit cost                              $3,050               $2,096         $1,605
                                                             ======               ======         ======

  The assumptions used in arriving at the above include the initial rate of annual increase in health care costs of 12% decreasing by 1.4% to 5.0% in 2006 and remaining at that level thereafter. At December 31, 2001, 2000 and 1999, discount rates of 7.25%, 7.50% and 7.75%, respectively, were used.
  The health care cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by $3.8 million and the aggregate of the service and interest cost components of the net periodic postretirement benefits cost for the year then ended by $431,000.

401(K) PLAN
The Company also sponsors an incentive savings plan ("401(k) Plan") whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of

 96                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-time employees is in the form of shares held in the ESOP while the contribution for part-time employees remained a cash contribution. However, beginning January 1, 2001, the matching contribution for all employees, full and part time, is in the form of shares held in the ESOP. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year. There were no cash contributions to the 401(k) Plan by the Company for the nine months ended December 31, 2001. Cash contributions aggregated approximately $33,000 and $38,000 for the years ended March 31, 2001 and 2000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN
The Company established the ESOP for full-time employees in March 1998 pursuant to the conversion to a stock form Company. To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The collateral for the loan is the common stock of the Company purchased by the ESOP. At December 31, 2001, the loan from the Company had an outstanding principal balance of $89.8 million.
  Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated will first be used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon compensation in the year of allocation. Forfeitures from the 401(k) match portions will be used to reduce the employer 401(k) match while forfeitures from shares allocated to the ESOP participants will be allocated among the participants. There were 281,644 shares allocated in each of the twelve months ended December 31, 2001 and the fiscal year ended March 31, 2001. At December 31, 2001 there were 1,011,829 shares allocated, 4,506,297 shares unallocated and 114,744 shares which had been distributed to participants in connection with their withdrawal from the ESOP.
  The Company recorded compensation expense of $4.2 million, $3.8 million and $3.4 million for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000, respectively, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released.

13. STOCK BENEFIT PLANS
RECOGNITION PLAN
The Recognition Plan was implemented in September 1998. The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. The Recognition Plan may grant up to 4% of the shares of common stock sold in the Conversion, or 2,816,435 shares. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted 200,000

ANNUAL REPORT 2001                                                            97

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

performance based shares in the fiscal year ended March 31, 2001 and non-performance based share awards covering 28,363 shares, 25,363 shares and 105,363 during the periods ended March 31, 2000 and 2001 and the nine months ended December 31, 2001, respectively. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control of the Company. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $7.0 million related to the Recognition Plan for the nine months ended December 31, 2001, of which $0.7 million related to the accelerated vesting of 42,247 shares due to the retirement of a senior officer. The Company recorded compensation expense of $6.3 million and $5.4 million for the years ended March 31, 2001 and 2000, respectively.

  The following table sets forth the activity in the Company's Recognition Plan during the periods indicated.

                               NINE MONTHS ENDED
                                  DECEMBER 31,                             Year Ended March 31,
                           --------------------------    --------------------------------------------------------
                                      2001                          2001                          2000
                           --------------------------    --------------------------    --------------------------
                                             WEIGHTED                      Weighted                      Weighted
                                             AVERAGE                       Average                       Average
                                              GRANT                         Grant                         Grant
                            SHARES            PRICE       SHARES            PRICE       SHARES            PRICE
-----------------------------------------------------------------------------------------------------------------
Outstanding, beginning
  of year                  1,523,922         $13.7745    1,757,420         $13.3000    2,180,517         $13.3125
Granted                      105,363          19.7091      225,363          16.5542       28,363          12.0300
Vested                      (482,039)         20.2475     (456,461)         13.2446     (451,460)         13.2800
Forfeited                         --               --       (2,400)         13.3125           --               --
                           ---------                     ---------                     ---------
Outstanding, end of
  year                     1,147,246         $14.4214    1,523,922         $13.7745    1,757,420         $13.3000
                           =========         ========    =========         ========    =========         ========

STOCK OPTION PLANS
The 1998 Stock Option Plan (the "Option Plan") was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 10% of the shares of common stock sold in the Conversion, or 7,041,088 shares. Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of the grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after its date of grant or six months after the date in which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company. In the nine months ended December 31, 2001, the Committee administering the Plan approved the

 98                                                           ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

acceleration of 105,617 options due to the retirement of a senior officer, resulting in the recognition of $0.6 million of compensation expense.
  Broad and Statewide maintained several stock option plans for its officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holder to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At December 31, 2001, there were 165,303 options outstanding related to these plans.
  The Company accounts for stock-based compensation using the intrinsic value method. Since each option granted has an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost at date of grant has been recognized.
  The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis for the periods indicated, assuming that the Company accounted for stock-based compensation based on the fair value of each option grant as required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                      NINE MONTHS ENDED
                                                        DECEMBER 31,             Year Ended March 31,
                                                      -----------------         -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       2001                 2001            2000
-------------------------------------------------------------------------------------------------------
Net income
  As reported                                              $69,638              $62,036         $53,246
  Pro forma                                                $64,784              $56,467         $46,264
Basic earnings per share
  As reported                                              $  1.33              $  1.11         $  0.90
  Pro forma                                                $  1.23              $  1.01         $  0.78
Diluted earnings per share
  As reported                                              $  1.27              $  1.10         $  0.90
  Pro forma                                                $  1.18              $  1.00         $  0.78

ANNUAL REPORT 2001                                                            99

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The following table sets forth stock option activity and the weighted-average fair value of options granted for the periods indicated.

                                    NINE MONTHS ENDED
                                      DECEMBER 31,                      Year Ended March 31,
                                  ---------------------    -----------------------------------------------
                                          2001                     2001                      2000
                                  ---------------------    ---------------------    ----------------------
                                               WEIGHTED                 Weighted                  Weighted
                                               AVERAGE                  Average                   Average
                                               EXERCISE                 Exercise                  Exercise
                                   SHARES       PRICE       SHARES       PRICE        SHARES       PRICE
----------------------------------------------------------------------------------------------------------
Outstanding, beginning of year    6,648,603    $13.2833    6,418,894    $13.0519     6,051,908    $13.3125
  Granted                           295,500     19.0469      325,000     16.6414       146,000     11.3677
  Broad/Statewide converted
     options                             --          --           --          --       602,139      6.9200
  Exercised                        (89,802)     11.8767     (44,711)      4.4331     (368,933)      5.8463
  Forfeited/cancelled              (11,720)     13.3125     (50,580)     13.3125      (12,220)     13.3125
                                  ---------                ---------                ----------
Outstanding, end of year          6,842,581    $13.5507    6,648,603    $13.2833     6,418,894    $13.0519
                                  =========    ========    =========    ========    ==========    ========
Options exercisable at year
end                               3,814,282                2,631,808                 1,461,515
Weighted average fair value of
  options granted during the
  year                                         $ 6.2748                 $ 5.3458                  $ 4.0353

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for the periods indicated.

                                                         NINE MONTHS ENDED
                                                           DECEMBER 31,             Year Ended March 31,
                                                         -----------------         -----------------------
                                                               2001                 2001            2000
----------------------------------------------------------------------------------------------------------
Risk free interest rate                                    4.19% - 5.33%              4.89%           6.55%
Volatility                                                26.68% - 39.68%            30.91%          34.66%
Expected dividend yield                                    1.66% - 1.75%              1.90%           2.49%
Expected option life                                          6 YEARS              6 years         6 years

  The following table is a summary of the information concerning currently outstanding and exercisable options as of December 31, 2001.

                                      WEIGHTED
                                      AVERAGE                    WEIGHTED
                                     REMAINING                   AVERAGE
      RANGE OF           OPTIONS    CONTRACTUAL      OPTIONS     EXERCISE
   EXERCISE PRICES     OUTSTANDING      LIFE       EXERCISABLE    PRICE
-------------------------------------------------------------------------
$ 0.0000 - $12.0000       310,603       6.7           198,803    $ 8.6519
$12.0001 - $16.0000     5,936,478       6.6         3,615,479     13.3132
$16.0001 - $20.0000       555,500       9.3                --          --
$20.0001 - $23.9200        40,000       9.8                --          --
                        ---------                   ---------
                        6,842,581       6.8         3,814,282    $13.0703
                        =========       ===         =========    ========

 100                                                          ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. STOCKHOLDERS' EQUITY
On November 27, 2000, the Company announced that its Board of Directors authorized the eighth stock repurchase plan for up to five percent of common shares then outstanding, or 3,062,414 shares. On September 28, 2001 the Company announced that its Board of Directors authorized the ninth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. The Company completed its eighth repurchase program and commenced its ninth repurchase program on January 3, 2002. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.
  Repurchased shares are held as treasury stock and are available for issuance pursuant to the Company's stock benefit plans, in particular, the Option Plan, the Directors Fiscal 2002 Stock Retainer Plan and the Directors Fee Plan, acquisitions and for general corporate purposes. During the nine months ended December 31, 2001, the Company repurchased 845,000 shares of its common stock at a cost of $18.1 million and issued 88,715 shares of treasury stock in connection with the exercise of options and the Directors Retainer Plan. At December 31, 2001, the Company had repurchased a total of 27,207,966 shares, or 35.8% of its common stock at a cost of $384.2 million and reissued 9,536,776 shares at a cost of $137.5 million.

15. COMMITMENTS AND CONTINGENCIES
OFF-BALANCE SHEET RISKS
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are reflected in the consolidated financial statements when and if proceeds associated with the commitments are disbursed. The exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Management uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.
  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management's credit evaluation of the counterparty.
  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

ANNUAL REPORT 2001                                                           101

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The notional principal amount of the off-balance sheet financial instruments at December 31, 2001 and March 31, 2001 are as follows:

                                                                             CONTRACT OR AMOUNT
                                                                  ----------------------------------------
                                                                  ----------------------------------------
(IN THOUSANDS)                                                    DECEMBER 31, 2001         MARCH 31, 2001
----------------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent
  credit risk:
     Commitments to extend credit--mortgage loans                     $144,415                 $200,945
     Commitments to extend credit--commercial business
  loans                                                                266,827                  209,828
     Commitments to extend credit--warehouse mortgage
       lines of credit                                                 168,689                   73,693
     Commitments to extend credit--other loans                          61,368                   52,675
     Standby letters of credit                                           6,120                    7,340
                                                                      --------                 --------
Total                                                                 $647,419                 $544,481
                                                                      ========                 ========

RETAINED CREDIT EXPOSURE
The Company implemented a new program in the December 2000 quarter to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing. At December 31, 2001, the Company serviced $921.8 million of loans sold pursuant to this program with a corresponding loan servicing asset of $4.3 million. Under the terms of the sales program, the Company retains a portion of the associated credit risk. At December 31, 2001, the Company's maximum potential exposure related to secondary market sales to Fannie Mae with respect to this specific program was $67.2 million. This exposure is currently being reviewed in conjunction with the new contract negotiations and may be subject to a downward revision for loans previously sold. Once established, such amount would continue to increase as long as the Company continues to sell loans under this program to Fannie Mae. The Company retains this level of exposure until the portfolio of loans are paid in entirety or the Company funds claims by Fannie Mae for the maximum loss exposure. As of December 31, 2001, the Company had not realized any losses related to these loans. No provisions relating to this exposure have been made based on the quality of the loans and their continued performance.

LEASE COMMITMENTS
The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

(IN THOUSANDS)                                                       AMOUNT
----------------------------------------------------------------------------
Year ended December 31:
  2002                                                               $ 3,194
  2003                                                                 2,803
  2004                                                                 2,739
  2005                                                                 2,319
  2006 and thereafter                                                 20,295

 102                                                          ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The rent expense for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000 was $3.3 million, $3.7 million and $2.5 million, respectively.

OTHER COMMITMENTS AND CONTINGENCIES
In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position and results of operations of the Company will not be affected materially by the outcome of such legal proceedings and claims.

16. INCOME TAXES
The components of deferred tax assets and liabilities are summarized as follows:

                                                              DECEMBER 31,         March 31,
                                                              ------------         ---------
(IN THOUSANDS)                                                    2001               2001
--------------------------------------------------------------------------------------------
Deferred tax assets:
  Securities available-for-sale                                 $    --            $     647
  Contribution to the Foundation                                 28,269               27,817
  Allowance for loan losses                                      32,348               31,103
  Depreciation                                                      538                  691
  Deferred loan fees                                              5,711                5,283
  Amortization of intangible assets                               9,331                8,630
  Nonaccrual interest                                             1,497                1,560
  Employee benefits                                               4,983                5,531
  Other                                                           1,242                1,679
                                                                -------            ---------
Gross deferred tax assets                                        83,919               82,941
                                                                -------            ---------
  Valuation allowance for contribution to Foundation             (4,144)             (12,538)
                                                                -------            ---------
Deferred tax assets, net of valuation allowance                  79,775               70,403
                                                                -------            ---------
Deferred tax liabilities:
  Securities available-for-sale                                   5,149                   --
  Bad debt recapture under Section 593                              430                  762
  Acquisition premium on mortgage-related securities                 --                  354
  Change in subsidiary tax year                                  29,750                   --
  Deferred compensation                                             160                  322
  Other                                                             661                   --
                                                                -------            ---------
Gross deferred tax liabilities                                   36,150                1,438
                                                                -------            ---------
Net deferred tax assets                                         $43,625            $  68,965
                                                                =======            =========

  The Company has reported taxable income for federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such net deferred tax asset is expected to be fully realized with the exception of a portion related to the Company's contribution to the foundation. Accordingly, no other valuation allowance was deemed necessary for the net deferred tax asset at December 31, 2001 and March 31, 2001.

ANNUAL REPORT 2001                                                           103

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  For federal, state and local income tax purposes, a subsidiary of the Company elected to change its calendar tax year to a 52 - 53 week taxable year, as allowed under Federal statute and regulations. As a result of this election, the Company has established a deferred tax liability of $29.8 million with respect to income of the subsidiary that will be taxed in a subsequent year.

  Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                      NINE MONTHS ENDED
                                                        DECEMBER 31,             Year Ended March 31,
                                                      -----------------         -----------------------
(IN THOUSANDS)                                              2001                 2001            2000
-------------------------------------------------------------------------------------------------------
Current:
  Federal                                                  $14,936              $42,439         $36,187
  State and local                                            3,054                3,930           3,755
                                                           -------              -------         -------
                                                            17,990               46,369          39,942
                                                           -------              -------         -------
Deferred:
  Federal                                                   20,561                 (760)         (5,189)
  State and local                                            2,348                 (280)         (1,964)
                                                           -------              -------         -------
                                                            22,909               (1,040)         (7,153)
                                                           -------              -------         -------
Total                                                      $40,899              $45,329         $32,789
                                                           =======              =======         =======

  The table below presents a reconciliation between the reported tax provision and the tax provision computed by applying the statutory Federal income tax rate to income before provision for income taxes:

                                                      NINE MONTHS ENDED
                                                        DECEMBER 31,             Year Ended March 31,
                                                      -----------------         -----------------------
(IN THOUSANDS)                                              2001                 2001            2000
-------------------------------------------------------------------------------------------------------
Federal income tax provision at statutory rates            $38,688              $37,578         $27,233
Increase in tax resulting from:
  State and local taxes, net of Federal income tax
     effect                                                  3,511                2,372           1,164
  Amortization of goodwill                                      --                5,021           2,879
  Other                                                     (1,300)                 358           1,513
                                                           -------              -------         -------
                                                           $40,899              $45,329         $32,789
                                                           =======              =======         =======

  At December 31, 2001, the base year bad debt reserve for federal income tax purposes was approximately $30 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of December 31, 2001 for which deferred taxes are not required to be recognized, amounted to approximately $110 million. Accordingly, deferred tax liabilities of approximately $11 million have not been recognized as of December 31, 2001.
  The Company is currently undergoing an audit of its New York State income tax returns for the calendar years 1994, 1995 and 1996. The Company has received a notice which could result in additional income tax liability to New York State and New York City for the years in question. The Company has conducted a review and analysis of the basis and accuracy of the State's claims. Based on its review, the Company does not believe that the final resolution will have a material financial statement impact.

 104                                                          ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. REGULATORY REQUIREMENTS
As a New York State-chartered stock form savings bank, the deposits of which are insured by the FDIC, the Bank is subject to certain FDIC capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
  Based on its regulatory capital ratios at December 31, 2001 and March 31, 2001, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the following table.

  The Bank's actual capital amounts and ratios are presented in the tables below as of December 31, 2001 and March 31, 2001:

                                                                                              TO BE WELL-CAPITALIZED
                                    ACTUAL AMOUNTS              FOR CAPITAL ADEQUACY                UNDER FDIC
                                    AS OF 12/31/01              PURPOSES AT 12/31/01          GUIDELINES AT 12/31/01
                                ----------------------         ----------------------         ----------------------
(DOLLARS IN THOUSANDS)           AMOUNT          RATIO          AMOUNT          RATIO          AMOUNT          RATIO
--------------------------------------------------------------------------------------------------------------------
Tier 1 Leverage                 $629,575          8.60%        $292,915         4.00%         $366,144          5.00%
Tier 1 Risk-Based                629,575         10.85%         232,156         4.00%          348,233          6.00%
Total Risk-Based                 708,070         12.20%         464,311         8.00%          580,389         10.00%

                                                                                              TO BE WELL-CAPITALIZED
                                    ACTUAL AMOUNTS              FOR CAPITAL ADEQUACY                UNDER FDIC
                                    AS OF 3/31/01               PURPOSES AT 3/31/01           GUIDELINES AT 3/31/01
                                ----------------------         ----------------------         ----------------------
(DOLLARS IN THOUSANDS)           AMOUNT          RATIO          AMOUNT          RATIO          AMOUNT          RATIO
--------------------------------------------------------------------------------------------------------------------
Tier 1 Leverage                 $558,054          8.20%        $272,139         4.00%         $340,174          5.00%
Tier 1 Risk-Based                558,054         11.70%         190,863         4.00%          286,294          6.00%
Total Risk-Based                 618,050         12.95%         381,725         8.00%          477,156         10.00%

18. FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 requirements exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

ANNUAL REPORT 2001                                                           105

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  The book values and estimated fair values of the Company's financial instruments are summarized as follows:

                                                DECEMBER 31, 2001                      March 31, 2001
                                          -----------------------------         -----------------------------
(IN THOUSANDS)                            BOOK VALUE         FAIR VALUE         BOOK VALUE         FAIR VALUE
-------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
  Cash and due from banks                 $  207,633         $  207,633         $  252,362         $  252,362
  Federal funds sold                              --                 --             25,400             25,400
  Securities available-for-sale            1,027,994          1,027,994            921,747            921,747
  Mortgage loans on real estate            4,603,728          4,640,775          4,478,572          4,448,809
  Commercial business loans                  665,829            667,053            436,751            436,212
  Warehouse mortgage lines of credit         446,542            446,542            206,707            206,707
  Other loans                                173,907            173,907            151,190            151,190
  Accrued interest receivable                 37,436             37,436             37,119             37,119
  FHLB stock                                  85,435             85,435             82,323             82,323
  Loan servicing assets                        4,273              4,273              1,961              1,961
FINANCIAL LIABILITIES:
  Core deposits                            2,941,138          2,941,138          2,389,781          2,389,781
  Time deposit accounts                    1,853,637          1,871,186          2,276,276          2,294,588
  Borrowings                               1,682,788          1,645,112          1,309,293          1,326,177
  Escrow and other deposits                   38,361             38,361             72,152             72,152
  Trust Preferred Securities                  11,067             11,067             11,067             11,067

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

 106                                                          ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

19. ASSET AND DIVIDEND RESTRICTIONS
The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required reserve balance was $9.5 million, $6.0 million and $6.0 million at December 31, 2001 and March 31, 2001 and 2000, respectively.
  Limitations exist on the availability of the Bank's undistributed earnings for the payment of dividends to the Company without prior approval of the Bank's regulatory authorities.
  In January 2002 the Bank requested (and received) approval of the distribution to the Company of an aggregate of $50.0 million. In December 2000, the Bank requested (and received) approval of the distribution to the Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as of December 31, 2001. In addition, during fiscal 2000, the Bank requested (and received) approval of or non-objection to the distribution to the Company of an aggregate of $285.0 million. Of this amount, $14.0 million, $95.0 million and $176.0 million was distributed to the Company during the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000. The distributions were primarily used by the Company to fund the cash portion of the merger consideration paid in the Broad and Statewide acquisitions as well as the Company's open market stock repurchase programs and payment of cash dividends.

ANNUAL REPORT 2001                                                           107

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                              NINE MONTHS ENDED DECEMBER 31, 2001
                                                            ---------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       1ST QUARTER   2ND QUARTER   3RD QUARTER
---------------------------------------------------------------------------------------------------
Interest income                                              $119,399      $120,914      $121,893
Interest expense                                               61,101        59,099        52,426
                                                             --------      --------      --------
Net interest income                                            58,298        61,815        69,467
Provision for loan losses                                       1,875         3,000         3,000
                                                             --------      --------      --------
Net interest income after provision for loan losses            56,423        58,815        66,467
Non-interest income                                            13,645        13,800        17,028
                                                             --------      --------      --------
Total income                                                   70,068        72,615        83,495
                                                             --------      --------      --------
General and administrative expense                             35,815        35,930        38,135
Amortization of goodwill                                           --            --            --
Amortization of intangible assets                               1,922         1,920         1,919
                                                             --------      --------      --------
Income before provision for income taxes                       32,331        34,765        43,441
Provision for income taxes                                     12,137        12,689        16,073
                                                             --------      --------      --------
Net income                                                   $ 20,194      $ 22,076      $ 27,368
                                                             ========      ========      ========
Basic earnings per common share                              $   0.38      $   0.42      $   0.52
                                                             ========      ========      ========
Diluted earnings per common share                            $   0.37      $   0.40      $   0.50
                                                             ========      ========      ========
Dividend declared per common share                           $   0.08      $   0.09      $   0.10
                                                             ========      ========      ========
Stock price per common share
  High                                                       $ 19.890      $ 25.180      $ 24.850
                                                             ========      ========      ========
  Low                                                        $ 16.625      $ 17.000      $ 20.500
                                                             ========      ========      ========
  Close                                                      $ 19.740      $ 21.730      $ 22.760
                                                             ========      ========      ========

 108                                                          ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                Year Ended March 31, 2001
                                                  -----------------------------------------------------
(In Thousands, Except Per Share Data)             1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
-------------------------------------------------------------------------------------------------------
Interest income                                    $115,094      $116,193      $119,000      $120,415
Interest expense                                     57,080        62,213        64,348        63,816
                                                   --------      --------      --------      --------
Net interest income                                  58,014        53,980        54,652        56,599
Provision for loan losses                               792            --            --           600
                                                   --------      --------      --------      --------
Net interest income after provision for loan
  losses                                             57,222        53,980        54,652        55,999
Non-interest income                                   6,094         8,749        10,899        12,596
                                                   --------      --------      --------      --------
Total income                                         63,316        62,729        65,551        68,595
                                                   --------      --------      --------      --------
General and administrative expense                   32,811        30,295        33,522        34,974
Amortization of goodwill                              3,632         3,562         3,556         3,594
Amortization of intangible assets                     1,720         1,720         1,720         1,720
                                                   --------      --------      --------      --------
Income before provision for income taxes             25,153        27,152        26,753        28,307
Provision for income taxes                           10,617        11,462        11,370        11,880
                                                   --------      --------      --------      --------
Net income                                         $ 14,536      $ 15,690      $ 15,383      $ 16,427
                                                   ========      ========      ========      ========
Basic earnings per common share                    $   0.25      $   0.27      $   0.28      $   0.31
                                                   ========      ========      ========      ========
Diluted earnings per common share                  $   0.25      $   0.27      $   0.28      $   0.31
                                                   ========      ========      ========      ========
Dividend declared per common share                 $   0.07      $   0.07      $   0.08      $   0.08
                                                   ========      ========      ========      ========
Stock price per common share
  High                                             $ 13.750      $ 14.188      $ 16.938      $ 17.500
                                                   ========      ========      ========      ========
  Low                                              $ 10.875      $ 12.875      $ 13.750      $ 15.125
                                                   ========      ========      ========      ========
  Close                                            $ 13.250      $ 14.000      $ 15.938      $ 17.437
                                                   ========      ========      ========      ========

ANNUAL REPORT 2001                                                           109

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. PARENT COMPANY DISCLOSURE
The following Condensed Statement of Financial Condition, as of December 31, 2001 and March 31, 2001 and Condensed Statement of Operations and Cash Flows for the nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                              DECEMBER 31,    March 31,
                                                              ------------    ---------
(IN THOUSANDS)                                                    2001          2001
---------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                                       $  6,690      $ 17,128
Securities available-for-sale                                      1,323         1,491
Investment in subsidiaries                                       837,105       757,215
Net deferred tax asset                                            15,176        12,148
Dividends receivable                                              19,000        39,000
Other assets                                                      13,095         6,239
                                                                --------      --------
Total assets                                                    $892,389      $833,221
                                                                ========      ========
LIABILITIES:
Subordinated debentures                                         $ 11,856      $ 11,856
Accrued expenses and other liabilities                                --         8,209
                                                                --------      --------
Total liabilities                                                 11,856        20,065
Stockholders' equity                                             880,533       813,156
                                                                --------      --------
Total liabilities and stockholders' equity                      $892,389      $833,221
                                                                ========      ========

CONDENSED STATEMENT OF OPERATIONS

                                                        NINE MONTHS ENDED
                                                          DECEMBER 31,       Year Ended March 31,
                                                        -----------------    --------------------
(IN THOUSANDS)                                                2001             2001        2000
-------------------------------------------------------------------------------------------------
INCOME:
Interest income                                              $   152         $   685     $   686
Net gain (loss) on sales of securities                            --           1,477      (1,215)
Other non-interest income                                        900             615       1,388
                                                             -------         -------     -------
                                                               1,052           2,777         859
                                                             -------         -------     -------
EXPENSES:
Shareholder expense                                              600             647         575
Other expense                                                  1,060           1,418       1,186
                                                             -------         -------     -------
                                                               1,660           2,065       1,761
                                                             -------         -------     -------
(Loss) income before provision for income taxes and
  undistributed earnings of subsidiaries                        (608)            712        (902)
Provision for income taxes, net                                  112             150         150
                                                             -------         -------     -------
(Loss) income before undistributed earnings of
  subsidiaries                                                  (720)            562      (1,052)
Equity in undistributed earnings of subsidiaries              70,358          61,474      54,298
                                                             -------         -------     -------
Net income                                                   $69,638         $62,036     $53,246
                                                             =======         =======     =======

 110                                                          ANNUAL REPORT 2001

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED STATEMENT OF CASH FLOWS

                                                     NINE MONTHS ENDED
                                                       DECEMBER 31,        Year Ended March 31,
                                                     -----------------    ----------------------
(IN THOUSANDS)                                             2001             2001         2000
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 69,638         $  62,036    $  53,246
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Gain) loss on sale of securities                            --            (1,477)       1,215
  Decrease in deferred income taxes                         4,855               459        5,926
  Dividends received from subsidiary                       20,000            95,000      176,000
  (Increase) decrease in other assets                      (6,856)           14,464      (17,035)
  Increase in subordinated debentures                          --                --       11,856
  (Decrease) increase in other liabilities                 (8,209)            6,196       (2,160)
  Amortization of unearned compensation of ESOP and
  Recognition Plan                                         11,469            10,289        9,086
  Accelerated vesting of stock options                        603                --           --
  Undistributed earnings of subsidiaries                  (70,358)          (61,474)     (54,298)
  Other, net                                                  274              (531)        (191)
                                                         --------         ---------    ---------
  Net cash provided by operating activities                21,416           124,962      183,645
                                                         --------         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investment in subsidiaries                       --               368        3,709
  Purchase of securities available-for-sale                    --              (433)     (33,020)
  Proceeds on sales of securities                              --            11,244       57,702
  Cash consideration paid to acquire Broad                     --                --      (66,061)
  Cash consideration paid to acquire Statewide                 --                --      (51,173)
                                                         --------         ---------    ---------
  Net cash provided by (used in) investing
     activities                                                --            11,179      (88,843)
                                                         --------         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received on exercise of stock options            1,078               197          770
  Repurchase of common stock                              (18,352)         (113,913)    (126,386)
  Dividends paid                                          (14,580)          (17,378)     (12,907)
                                                         --------         ---------    ---------
  Net cash used in financing activities                   (31,854)         (131,094)    (138,523)
                                                         --------         ---------    ---------
  Net (decrease) increase in cash and cash
     equivalents                                          (10,438)            5,047      (43,721)
  Cash and cash equivalents at beginning of year           17,128            12,081       55,802
                                                         --------         ---------    ---------
  Cash and cash equivalents at end of year               $  6,690         $  17,128    $  12,081
                                                         ========         =========    =========

ANNUAL REPORT 2001                                                           111

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference to "Information With Respect to Nominees for Director, Continuing Directors and Executive Officers" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the SEC prior to April 30, 2002 ("Definitive Proxy Statement").

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference to "Executive Compensation--Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report

  (1) The following financial statements are incorporated by reference from Item 8 hereof:

     Report of Independent Auditors
     Consolidated Statements of Financial Condition as of December 31, 2001 and
      March 31, 2001.
     Consolidated Statements of Operations for the Nine Months Ended December
      31, 2001 and the Years Ended March 31, 2001 and 2000.
     Consolidated Statements of Changes in Stockholders' Equity for the Nine
      Months Ended December 31, 2001 and the Years Ended March 31, 2001 and
      2000.
     Consolidated Statements of Cash Flows for the Nine Months Ended December
      31, 2001 and the Years Ended March 31, 2001 and 2000.
      Notes to Consolidated Financial Statements.

 112                                                          ANNUAL REPORT 2001

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (continued)

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

EXHIBIT INDEX

 3.1(1)   Certificate of Incorporation of Independence Community Bank
          Corp.
 3.2(6)   Bylaws, as amended, of Independence Community Bank Corp.
 4.0(1)   Specimen Stock Certificate of Independence Community Bank
          Corp.
10.1(1)   Form of Change of Control Agreement entered into among
          Independence Community Bank Corp., Independence Community
          Bank and certain senior executive officers of the Company
          and the Bank.
10.2(1)   Form of Change in Control Agreement entered into between
          Independence Community Bank and certain officers thereof.
10.3(1)   Form of Change of Control Agreement entered into among
          Independence Community Bank Corp., Independence Community
          Bank and certain executive officers of the Company and the
          Bank.
10.4(1)   Form of Change of Control Agreement to be entered into
          between Independence Community Bank and certain executive
          officers thereof.
10.5(2)   Independence Community Bank Severance Plan.
10.6(3)   1998 Stock Option Plan.
10.7(3)   1998 Recognition and Retention Plan and Trust Agreement.
10.8(4)   Broad National Bancorporation Incentive Stock Option Plan.
10.9(4)   1993 Broad National Incentive Stock Option Plan.
10.10(4)  1993 Broad National Directors Non-Statutory Stock Option
          Plan.
10.11(4)  1996 Broad National Incentive Stock Option Plan.
10.12(4)  1996 Broad National Bancorporation Directors Non-Statutory
          Stock Option Plan.
10.13(5)  1996 Statewide Financial Corporation Incentive Stock Option
          Plan.
10.14(6)  Deferred Compensation Plan.
10.15(6)  Directors Fiscal 2002 Stock Retainer Plan.
10.16(7)  Directors Fee Plan.
10.17     Independence Community Bank Executive Management Incentive
          Compensation Plan (April 1, 2001--December 31, 2001).
11.0      Statement re computation of per share earnings--Reference is made to Item 8. "Financial Statements and Supplementary
          Data" for the required information.
21.0      Subsidiaries of the Registrant--Reference is made to Item 2.
          "Business" for the required information.
23.1      Consent of Ernst & Young LLP

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

ANNUAL REPORT 2001                                                           113

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K (continued)

(5) Incorporated herein by reference from the Company's registration statement on Form S-8 (Registration No. 333-95767) filed by the Company with the SEC on January 31, 2000.
(6) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed by the Company with the SEC on June 22, 2001.
(7) Incorporated herein by reference from the Company's definitive proxy statement filed by the Company with the SEC on June 22, 2001.

(b) Reports on Form 8-K

    The following Current report on Form 8-K was filed during the quarter ended December 31, 2001.

         None.

(c) The exhibits listed under (a)(3) of this Item 14 are filed herewith.

(d) Not applicable.

 114                                                          ANNUAL REPORT 2001

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.

                                                  /s/ ALAN H. FISHMAN
                                          --------------------------------------
                                                     Alan H. Fishman
                                          President and Chief Executive Officer

Date: March 27, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

                   NAME                                      TITLE                         DATE
                   ----                                      -----                         ----



           /s/ CHARLES J. HAMM                       Chairman of the Board            March 27, 2002
------------------------------------------
             Charles J. Hamm




            /s/ DONALD M. KARP                     Vice Chairman of the Board         March 27, 2002
------------------------------------------
              Donald M. Karp




           /s/ VICTOR M. RICHEL                    Vice Chairman of the Board         March 27, 2002
------------------------------------------
             Victor M. Richel




           /s/ ALAN H. FISHMAN               President and Chief Executive Officer    March 27, 2002
------------------------------------------
             Alan H. Fishman




            /s/ JOHN B. ZURELL                    Executive Vice President and        March 27, 2002
------------------------------------------          Chief Financial Officer
              John B. Zurell




          /s/ WILLARD N. ARCHIE                             Director                  March 27, 2002
------------------------------------------
            Willard N. Archie




           /s/ ROBERT B. CATELL                             Director                  March 27, 2002
------------------------------------------
             Robert B. Catell




            /s/ ROHIT M. DESAI                              Director                  March 27, 2002
------------------------------------------
              Rohit M. Desai




          /s/ CHAIM Y. EDELSTEIN                            Director                  March 27, 2002
------------------------------------------
            Chaim Y. Edelstein

ANNUAL REPORT 2001                                                           115

                   NAME                                      TITLE                         DATE
                   ----                                      -----                         ----





          /s/ DONALD H. ELLIOTT                             Director                  March 27, 2002
------------------------------------------
            Donald H. Elliott




          /s/ ROBERT W. GELFMAN                             Director                  March 27, 2002
------------------------------------------
            Robert W. Gelfman




                                                            Director
------------------------------------------
              Scott M. Hand




          /s/ DONALD E. KOLOWSKY                            Director                  March 27, 2002
------------------------------------------
            Donald E. Kolowsky




             /s/ JANINE LUKE                                Director                  March 27, 2002
------------------------------------------
               Janine Luke




            /s/ MALCOLM MACKAY                              Director                  March 27, 2002
------------------------------------------
              Malcolm MacKay




          /s/ JOSEPH S. MORGANO                             Director                  March 27, 2002
------------------------------------------
            Joseph S. Morgano




        /s/ MARIA FIORINI RAMIREZ                           Director                  March 27, 2002
------------------------------------------
          Maria Fiorini Ramirez




          /s/ WESLEY D. RATCLIFF                            Director                  March 27, 2002
------------------------------------------
            Wesley D. Ratcliff

 116                                                          ANNUAL REPORT 2001