Form 10-Q
period 2002-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2002-05-15
CIK 945734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At May 10, 2002, the registrant had 57,779,895 shares of common stock ($.01 par value per share) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INDEPENDENCE COMMUNITY BANK CORP.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Part I   Financial Information
  Item 1  Financial Statements
          Consolidated Statements of Financial Condition as of March
            31, 2002 (unaudited) and December 31, 2001................    2
          Consolidated Statements of Income for the three months ended
            March 31, 2002 and 2001 (unaudited).......................    3
          Consolidated Statements of Changes in Stockholders' Equity
            for the three months ended March 31, 2002 and 2001
            (unaudited)...............................................    4
          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2002 and 2001 (unaudited).................    5
          Notes to Consolidated Financial Statements (unaudited)......    6
  Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16
  Item 3  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   27
Part II  Other Information
  Item 1  Legal Proceedings...........................................   28
  Item 2  Changes in Securities and Use of Proceeds...................   28
  Item 3  Defaults upon Senior Securities.............................   28
  Item 4  Submission of Matters to a Vote of Security Holders.........   28
  Item 5  Other Information...........................................   28
  Item 6  Exhibits and Reports on Form 8-K............................   28
Signatures............................................................   29

                       INDEPENDENCE COMMUNITY BANK CORP.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
                                                              (UNAUDITED)     (AUDITED)
ASSETS:
Cash and due from banks -- interest-bearing.................  $  160,278      $  101,181
Cash and due from banks -- non-interest-bearing.............     112,736         106,452
                                                              ----------      ----------
     Total cash and cash equivalents........................     273,014         207,633
                                                              ----------      ----------
Securities available-for-sale:
  Investment securities ($2,321 and $2,320 pledged to
     creditors, respectively)...............................     140,086         125,803
  Mortgage-related securities ($665,742 and $695,973 pledged
     to creditors, respectively)............................   1,140,100         902,191
                                                              ----------      ----------
     Total securities available-for-sale....................   1,280,186       1,027,994
                                                              ----------      ----------
Mortgage loans..............................................   4,532,352       4,592,530
Other loans.................................................   1,284,649       1,285,601
                                                              ----------      ----------
     Total loans............................................   5,817,001       5,878,131
     Less: allowance for possible loan losses...............     (80,534)        (78,239)
                                                              ----------      ----------
     Total loans, net.......................................   5,736,467       5,799,892
                                                              ----------      ----------
Premises, furniture and equipment, net......................      84,566          81,289
Accrued interest receivable.................................      39,058          37,436
Goodwill....................................................     185,161         185,161
Intangible assets, net......................................       7,097           8,981
Other assets................................................     303,965         276,412
                                                              ----------      ----------
     Total assets...........................................  $7,909,514      $7,624,798
                                                              ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits....................................................  $4,919,988      $4,794,775
Borrowings..................................................   1,885,450       1,682,788
Company-obligated mandatorily redeemable cumulative trust
  preferred securities of a subsidiary trust holding solely
  junior debentures of the Company..........................      11,067          11,067
Escrow and other deposits...................................      74,363          38,361
Accrued expenses and other liabilities......................     140,712         217,274
                                                              ----------      ----------
     Total liabilities......................................   7,031,580       6,744,265
                                                              ----------      ----------
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
     Authorized, 76,043,750 shares issued; 57,746,976 and
     58,372,560 shares outstanding at March 31, 2002 and
     December 31, 2001, respectively........................         760             760
  Additional paid-in-capital................................     735,697         734,773
  Treasury stock at cost: 18,296,774 and 17,671,190 shares
     at March 31, 2002 and December 31, 2001,
     respectively...........................................    (269,382)       (247,184)
  Unallocated common stock held by ESOP.....................     (77,862)        (79,098)
  Non-vested awards under Recognition and Retention Plan....     (15,897)        (17,641)
  Retained earnings, substantially restricted...............     502,872         480,074
  Accumulated other comprehensive income:
     Net unrealized gain on securities available-for-sale,
      net of tax............................................       1,746           8,849
                                                              ----------      ----------
     Total stockholders' equity.............................     877,934         880,533
                                                              ----------      ----------
     Total liabilities and stockholders' equity.............  $7,909,514      $7,624,798
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
INTEREST INCOME:
Mortgage loans..............................................  $ 84,551    $ 88,350
Other loans.................................................    18,519      14,680
Investment securities.......................................     1,841       2,956
Mortgage-related securities.................................    14,170      11,769
Other.......................................................     1,723       2,660
                                                              --------    --------
  Total interest income.....................................   120,804     120,415
                                                              --------    --------
INTEREST EXPENSE:
Deposits....................................................    23,312      43,126
Borrowings..................................................    22,404      20,428
Trust preferred securities..................................       261         262
                                                              --------    --------
  Total interest expense....................................    45,977      63,816
                                                              --------    --------
Net interest income.........................................    74,827      56,599
Provision for loan losses...................................     2,000         600
                                                              --------    --------
  Net interest income after provision for loan losses.......    72,827      55,999
NON-INTEREST INCOME:
Net gain on sales of loans and securities...................       190         295
Mortgage-banking activities.................................     2,162       4,071
Service fees................................................     9,557       6,030
Other.......................................................     4,267       2,200
                                                              --------    --------
  Total non-interest income.................................    16,176      12,596
                                                              --------    --------
NON-INTEREST EXPENSE:
Compensation and employee benefits..........................    22,431      16,288
Occupancy costs.............................................     5,786       6,018
Data processing fees........................................     2,561       1,573
Advertising.................................................     1,565       1,566
Amortization of goodwill....................................        --       3,594
Amortization of intangible assets...........................     1,919       1,720
Other.......................................................     9,517       9,529
                                                              --------    --------
  Total non-interest expense................................    43,779      40,288
                                                              --------    --------
Income before provision for income taxes....................    45,224      28,307
Provision for income taxes..................................    16,507      11,880
                                                              --------    --------
  Net income................................................  $ 28,717    $ 16,427
                                                              ========    ========
Basic earnings per share....................................  $   0.55    $   0.31
                                                              ========    ========
Diluted earnings per share..................................  $   0.52    $   0.31
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       UNALLOCATED       UNEARNED                   ACCUMULATED
                                              ADDITIONAL                 COMMON        COMMON STOCK                    OTHER
                                     COMMON    PAID-IN     TREASURY    STOCK HELD        HELD BY        RETAINED   COMPREHENSIVE
                                     STOCK     CAPITAL       STOCK       BY ESOP     RECOGNITION PLAN   EARNINGS   INCOME/(LOSS)
                                     ------   ----------   ---------   -----------   ----------------   --------   -------------
Balance -- December 31, 2001.......   $760     $734,773    $(247,184)   $(79,098)        $(17,641)      $480,074      $ 8,849
Comprehensive income:
  Net income for the three months
    ended March 31, 2002...........     --           --           --          --               --         28,717           --
  Other comprehensive income, net
    of tax of $0.9 million
    Change in net unrealized gains
      on securities
      available-for-sale, net of
      tax..........................     --           --           --          --               --             --       (7,104)
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax.......................     --           --           --          --               --             --            1
                                      ----     --------    ---------    --------         --------       --------      -------
Comprehensive income...............     --           --           --          --               --         28,717       (7,103)
Repurchase of common stock
  (1,046,100 shares)...............     --           --      (26,832)         --               --             --           --
Treasury stock issued for options
  exercised (325,208 shares).......     --         (368)       4,634          --               --             --           --
Dividends declared.................     --           --           --          --               --         (5,919)          --
Accelerated vesting of stock
  options..........................     --          115           --          --               --             --           --
ESOP shares committed to be
  released.........................     --          615           --       1,236               --             --           --
Amortization of earned portion of
  Recognition Plan.................     --          562           --          --            1,744             --           --
                                      ----     --------    ---------    --------         --------       --------      -------
Balance -- March 31, 2002..........   $760     $735,697    $(269,382)   $(77,862)        $(15,897)      $502,872      $ 1,746
                                      ====     ========    =========    ========         ========       ========      =======
Balance -- December 31, 2000.......   $760     $717,485    $(211,398)   $(84,041)        $(23,319)      $412,957      $(8,905)
Comprehensive income:
  Net income for the three months
    ended March 31, 2001...........     --           --           --          --               --         16,427           --
  Other comprehensive income, net
    of tax benefit of $0.7 million
    Change in net unrealized losses
      on securities
      available-for-sale, net of
      tax..........................     --           --           --          --               --             --        8,428
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax.......................     --           --           --          --               --             --           --
                                      ----     --------    ---------    --------         --------       --------      -------
Comprehensive income...............     --           --           --          --               --         16,427        8,428
Repurchase of common stock
  (1,157,535 shares)...............     --           --      (18,656)         --               --             --           --
Valuation adjustment for deferred
  income tax benefit relating to
  Foundation.......................     --        4,680           --          --               --             --           --
Treasury stock issued for options
  exercised (3,106 shares).........     --          (23)          42          --               --             --           --
Dividends declared.................     --           --           --          --               --         (4,368)          --
ESOP shares committed to be
  released.........................     --          (72)          --       1,236               --             --           --
Amortization of earned portion of
  Recognition Plan.................     --        1,348           --          --              575             --           --
                                      ----     --------    ---------    --------         --------       --------      -------
Balance -- March 31, 2001..........   $760     $723,418    $(230,012)   $(82,805)        $(22,744)      $425,016      $  (477)
                                      ====     ========    =========    ========         ========       ========      =======


                                      TOTAL
                                     --------
Balance -- December 31, 2001.......  $880,533
Comprehensive income:
  Net income for the three months
    ended March 31, 2002...........    28,717
  Other comprehensive income, net
    of tax of $0.9 million
    Change in net unrealized gains
      on securities
      available-for-sale, net of
      tax..........................    (7,104)
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax.......................         1
                                     --------
Comprehensive income...............    21,614
Repurchase of common stock
  (1,046,100 shares)...............   (26,832)
Treasury stock issued for options
  exercised (325,208 shares).......     4,266
Dividends declared.................    (5,919)
Accelerated vesting of stock
  options..........................       115
ESOP shares committed to be
  released.........................     1,851
Amortization of earned portion of
  Recognition Plan.................     2,306
                                     --------
Balance -- March 31, 2002..........  $877,934
                                     ========
Balance -- December 31, 2000.......  $803,539
Comprehensive income:
  Net income for the three months
    ended March 31, 2001...........    16,427
  Other comprehensive income, net
    of tax benefit of $0.7 million
    Change in net unrealized losses
      on securities
      available-for-sale, net of
      tax..........................     8,428
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax.......................        --
                                     --------
Comprehensive income...............    24,855
Repurchase of common stock
  (1,157,535 shares)...............   (18,656)
Valuation adjustment for deferred
  income tax benefit relating to
  Foundation.......................     4,680
Treasury stock issued for options
  exercised (3,106 shares).........        19
Dividends declared.................    (4,368)
ESOP shares committed to be
  released.........................     1,164
Amortization of earned portion of
  Recognition Plan.................     1,923
                                     --------
Balance -- March 31, 2001..........  $813,156
                                     ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    28,717   $  16,427
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses...................................        2,000         600
Net gain on sales of loans and securities...................         (190)       (295)
Amortization of deferred income and premiums................       (1,356)     (2,044)
Amortization of intangibles.................................        1,919       5,314
Depreciation and amortization...............................        2,999       3,314
Deferred income tax provision (benefit).....................        1,575      (3,121)
Amortization of unearned compensation of ESOP and RRP.......        4,045       3,026
(Increase) decrease in accrued interest receivable..........       (1,621)        473
Increase in accounts receivable-securities transactions.....       (1,780)     (2,106)
(Increase) decrease in other accounts receivable............      (10,025)     18,098
(Decrease) increase in accrued expenses and other
  liabilities...............................................      (76,565)     10,092
Other, net..................................................         (358)      1,687
                                                              -----------   ---------
Net cash (used in) provided by operating activities.........      (50,640)     51,465
                                                              -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases.............................     (537,651)   (421,321)
Principal payments on loans.................................      270,096     200,267
Proceeds from sale of loans.................................      235,837     414,008
Advances on mortgage warehouse lines of credit..............   (1,370,447)   (615,232)
Repayments on mortgage warehouse lines of credit............    1,462,384     539,302
Proceeds from sale of securities available-for-sale.........       49,857      24,141
Proceeds from maturities of securities available-for-sale...        4,007       2,025
Principal collected on securities available-for-sale........      125,679      31,884
Purchases of securities available-for-sale..................     (443,169)    (67,539)
Purchase of FHLB stock......................................       (9,750)         --
Proceeds from sale of other real estate.....................           61         199
Net additions to premises, furniture and equipment..........       (6,275)     (1,530)
                                                              -----------   ---------
Net cash (used in) provided by investing activities.........     (219,371)    106,204
                                                              -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................      219,617      92,101
Net (decrease) increase in time deposits....................      (94,404)     93,277
Net increase (decrease) in borrowings.......................      202,662    (272,283)
Net increase in escrow and other deposits...................       36,002      13,395
Proceeds from exercise of stock options.....................        4,266         197
Repurchase of common stock..................................      (26,832)    (18,624)
Dividends paid..............................................       (5,919)     (4,370)
                                                              -----------   ---------
Net cash provided by (used in) financing activities.........      335,392     (96,307)
                                                              -----------   ---------
Net increase in cash and cash equivalents...................       65,381      61,362
Cash and cash equivalents at beginning of period............      207,633     216,400
                                                              -----------   ---------
Cash and cash equivalents at end of period..................  $   273,014   $ 277,762
                                                              ===========   =========
SUPPLEMENTAL INFORMATION
  Income taxes paid.........................................  $     1,426   $     517
                                                              ===========   =========
  Interest paid.............................................  $    47,206   $  67,524
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

     The Board of Directors declared the Company's fifteenth consecutive quarterly cash dividend on April 26, 2002. The dividend amounted to $0.12 per share of common stock and is payable on May 22, 2002 to shareholders of record on May 8, 2002.

     On September 28, 2001 the Company announced that its Board of Directors authorized the ninth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. As of March 31, 2002, a total of 981,221 shares had been repurchased at an average cost of $25.98 per share under the ninth repurchase plan. As of March 31, 2002, 28,254,066 shares had been purchased at an aggregate cost of $411.0 million pursuant to the Company's nine repurchase programs. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.

     The repurchased shares are held as treasury stock. As discussed below, a portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions by the Company. Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan"), the Directors Fee Plan, and, if approved by stockholders at the annual meeting, the 2002 Stock Incentive Plan, and for general corporate purposes.

                       INDEPENDENCE COMMUNITY BANK CORP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Financial Statement Presentation

     The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

  Business

     The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 71 full-service banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester Counties, New York and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Company currently expects to expand its branch network through the opening of approximately twelve branch locations including approximately three in Manhattan over the next twelve to eighteen months. During the quarter ended March 31, 2002, the Company opened two new locations, one in Westchester County and one in Suffolk County. The Company has received regulatory approval to open a branch office in Staten Island, which is expected to open by the end of the second quarter of 2002. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system. The Company is subject to the examination and regulation of the Office of Thrift Supervision as a registered savings and loan holding company.

3. EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation as well as non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 51,926,910 and 54,900,719 shares, respectively, for the quarter ended March 31, 2002 compared to 52,776,450 and 53,824,462 shares, respectively, for the quarter ended March 31, 2001.

4. BENEFIT PLANS

  Employee Stock Ownership Plan

     To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The loan to the ESOP is being repaid principally from the Bank's

                       INDEPENDENCE COMMUNITY BANK CORP.

contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP also are utilized to repay the debt. The collateral for the loan is the shares of common stock of the Company purchased by the ESOP.

     Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Compensation expense related to the 70,411 shares committed to be released during the three months ended March 31, 2002 was $1.7 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released. At March 31, 2002, 1,012,018 shares were allocated to participants' accounts.

  1998 Recognition and Retention Plan

     The Recognition Plan was implemented in September 1998 and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion). During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain participants have been granted performance-based shares. These shares become earned only if annually-established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted 200,000 performance-based shares in fiscal 2001 and non-performance share awards covering 25,363 shares, 105,363 shares and 5,000 shares during the fiscal year ended March 31, 2001, the nine months ended December 31, 2001 and the three months ended March 31, 2002, respectively. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control of the Company. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $2.3 million related to the Recognition Plan for the three months ended March 31, 2002.

  1998 Stock Option Plan

     The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 7,041,088 shares (10% of the shares of common stock sold in the Conversion). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options.

                       INDEPENDENCE COMMUNITY BANK CORP.

Options become 100% vested upon a change in control of the Company. On September 25, 1998, the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. The Board of Directors granted options covering 325,000, 295,500 and 53,000 shares, respectively, during the fiscal year ended March 31, 2001, the nine months ended December 31, 2001 and the three months ended March 31, 2002. The granting of these options did not affect the Company's results of operations for the three months ended March 31, 2002 or its statement of condition at March 31, 2002. In the first quarter of 2002, the Committee administering the Plan approved the acceleration of 8,000 options due to the retirement of a senior officer, resulting in $0.1 million of compensation expense. At March 31, 2002, there were 6,409,881 shares outstanding pursuant to the 1998 Stock Option Plan.

     Broad National Bancorporation ("Broad") and Statewide Financial Corp. ("Statewide") maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At March 31, 2002, there were 159,283 options outstanding related to these plans.

5. COMPREHENSIVE INCOME

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

                       INDEPENDENCE COMMUNITY BANK CORP.

6. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale at March 31, 2002 were as follows:

                                                       GROSS         GROSS       ESTIMATED
                                       AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES        VALUE
                                       ----------    ----------    ----------    ----------
                                                          (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies....  $    2,525      $   --       $   (12)     $    2,513
     Municipal.......................       4,197         120            --           4,317
     Corporate.......................      39,792         108            --          39,900
                                       ----------      ------       -------      ----------
  Total debt securities..............      46,514         228           (12)         46,730
                                       ----------      ------       -------      ----------
  Equity securities:
     Preferred.......................      91,365          15          (100)         91,280
     Common..........................         954       1,122            --           2,076
                                       ----------      ------       -------      ----------
  Total equity securities............      92,319       1,137          (100)         93,356
                                       ----------      ------       -------      ----------
Total investment securities..........     138,833       1,365          (112)        140,086
                                       ----------      ------       -------      ----------
Mortgage-related securities:
  Federal National Mortgage
     Association ("FNMA") pass
     through certificates............      18,921          85          (189)         18,817
  Government National Mortgage
     Association ("GNMA") pass
     through certificates............      19,236       1,111            (4)         20,343
  Federal Home Loan Mortgage
     Corporation ("FHLMC") pass
     through certificates............      10,032          88          (116)         10,004
  Collateralized mortgage obligation
     bonds...........................   1,090,693       6,234        (5,991)      1,090,936
                                       ----------      ------       -------      ----------
Total mortgage-related securities....   1,138,882       7,518        (6,300)      1,140,100
                                       ----------      ------       -------      ----------
Total securities
  available-for-sale.................  $1,277,715      $8,883       $(6,412)     $1,280,186
                                       ==========      ======       =======      ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 2001 were as follows:

                                                       GROSS         GROSS       ESTIMATED
                                       AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES        VALUE
                                       ----------    ----------    ----------    ----------
                                                          (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies....  $   27,617     $    13        $ (10)      $   27,620
     Municipal.......................       4,904         113           --            5,017
                                       ----------     -------        -----       ----------
  Total debt securities..............      32,521         126          (10)          32,637
                                       ----------     -------        -----       ----------
  Equity securities:
     Preferred.......................      91,365          16          (59)          91,322
     Common..........................         953         891           --            1,844
                                       ----------     -------        -----       ----------
  Total equity securities............      92,318         907          (59)          93,166
                                       ----------     -------        -----       ----------
Total investment securities..........     124,839       1,033          (69)         125,803
                                       ----------     -------        -----       ----------
Mortgage-related securities:
  FNMA pass through certificates.....      19,417         116          (14)          19,519
  GNMA pass through certificates.....      21,170       1,217           --           22,387
  FHLMC pass through certificates....      10,694          95          (13)          10,776
  Collateralized mortgage obligation
     bonds...........................     838,142      12,087         (720)         849,509
                                       ----------     -------        -----       ----------
Total mortgage-related securities....     889,423      13,515         (747)         902,191
                                       ----------     -------        -----       ----------
Total securities
  available-for-sale.................  $1,014,262     $14,548        $(816)      $1,027,994
                                       ==========     =======        =====       ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

7. LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                      MARCH 31, 2002          DECEMBER 31, 2001
                                                  ----------------------    ----------------------
                                                                PERCENT                   PERCENT
                                                    AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                                  ----------    --------    ----------    --------
                                                               (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential.....................  $  461,749       7.9%     $  496,336       8.5%
  Cooperative apartment.........................     318,429       5.5         356,500       6.1
  Multi-family residential......................   2,741,975      47.1       2,731,513      46.5
  Commercial real estate........................   1,017,852      17.5       1,019,379      17.3
                                                  ----------     -----      ----------     -----
  Total principal balance -- mortgage loans.....   4,540,005      78.0       4,603,728      78.4
  Less net deferred fees........................       7,653       0.1          11,198       0.2
                                                  ----------     -----      ----------     -----
Total mortgage loans............................   4,532,352      77.9       4,592,530      78.2
                                                  ----------     -----      ----------     -----
Commercial business loans, net of deferred
  fees..........................................     741,741      12.8         665,829      11.3
                                                  ----------     -----      ----------     -----
Other loans:
  Mortgage warehouse lines of credit............     354,606       6.1         446,542       7.6
  Home equity loans and lines of credit.........     157,233       2.7         141,905       2.4
  Consumer and other loans......................      31,620       0.5          32,002       0.5
                                                  ----------     -----      ----------     -----
  Total principal balance -- other loans........     543,459       9.3         620,449      10.5
  Less unearned discounts and deferred fees.....         551       0.0             677       0.0
                                                  ----------     -----      ----------     -----
Total other loans...............................     542,908       9.3         619,772      10.5
                                                  ----------     -----      ----------     -----
Total loans receivable..........................   5,817,001     100.0%      5,878,131     100.0%
                                                  ----------     =====      ----------     =====
Less allowance for loan losses..................      80,534                    78,239
                                                  ----------                ----------
Loans receivable, net...........................  $5,736,467                $5,799,892
                                                  ==========                ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

8. NON-PERFORMING ASSETS

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

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
                                                               (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential..............................   $ 3,698       $ 3,968
     Cooperative apartment..................................       208           204
     Multi-family residential...............................     2,479         2,312
     Commercial real estate.................................     7,184         6,780
  Commercial business loans.................................    15,085        13,313
  Other loans(1)............................................     1,063         1,225
                                                               -------       -------
       Total non-accrual loans..............................    29,717        27,802
                                                               -------       -------
Loans past due 90 days or more as to:
  Interest and accruing.....................................       148           130
  Principal and accruing(2).................................    16,149        18,089
                                                               -------       -------
       Total past due loans and accruing....................    16,297        18,219
                                                               -------       -------
       Total non-performing loans...........................    46,014        46,021
                                                               -------       -------
Other real estate owned, net(3).............................         7           130
                                                               -------       -------
Total non-performing assets.................................   $46,021       $46,151
                                                               =======       =======
Allowance for loan losses as a percent of total loans.......      1.38%         1.33%
Allowance for loan losses as a percent of non-performing
  loans.....................................................    175.02%       170.01%
Non-performing loans as a percent of total loans............      0.79%         0.78%
Non-performing assets as a percent of total assets..........      0.58%         0.61%

---------------
(1) Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3) Net of related valuation allowances.

9. ALLOWANCE FOR LOAN LOSSES

     It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions as well as those existing in the Bank's market area, the level of past due and non-accrual loans, the value of collateral securing the loans, the level of classified loans and the number of loans requiring heightened management oversight. Management believes that based on information currently available, the Company's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                  AT OR FOR THE
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Allowance at beginning of period............................   $78,239      $72,580
                                                               -------      -------
Provision:
  Mortgage loans............................................       683          100
  Commercial business and other loans(1)....................     1,317          500
                                                               -------      -------
  Total provisions..........................................     2,000          600
                                                               -------      -------
Charge-offs:
  Mortgage loans............................................        --           --
  Commercial business and other loans(1)....................       841        1,986
                                                               -------      -------
  Total charge-offs.........................................       841        1,986
                                                               -------      -------
Recoveries:
  Mortgage loans............................................       963          264
  Commercial business and other loans(1)....................       173          258
                                                               -------      -------
  Total recoveries..........................................     1,136          522
                                                               -------      -------
Net recoveries (charge-offs)................................       295       (1,464)
                                                               -------      -------
Allowance at end of period..................................   $80,534      $71,716
                                                               =======      =======
Allowance for possible loan losses as a percent of total
  loans at period end.......................................      1.38%        1.36%
Allowance for possible loan losses as a percent of total
  non-performing loans at period end(2).....................    175.02%      201.18%

---------------
(1) Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2) Non-performing loans consist of (i) non-accrual loans, (ii) loans 90 days or more past due as to interest or principal and (iii) other loans which have been identified by the Company as presenting uncertainty with respect to the collectibility of interest or principal.

10. GOODWILL AND INTANGIBLE ASSETS

     Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill is instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will generally be recognized as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles (such as core deposit premiums) with identifiable lives will continue to be amortized.

     The Company's goodwill was $185.2 million at March 31, 2002 and December 31, 2001. The Company did not recognize an impairment loss as a result of its transitional impairment test effective April 1, 2001 or its annual impairment test effective October 1, 2001. The Company will test the value of its goodwill at least annually.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Company's intangible assets at the periods indicated:

                                      AT MARCH 31, 2002                      AT DECEMBER 31, 2001
                             ------------------------------------    ------------------------------------
                              GROSS                        NET        GROSS                        NET
                             CARRYING    ACCUMULATED     CARRYING    CARRYING    ACCUMULATED     CARRYING
                              AMOUNT     AMORTIZATION     AMOUNT      AMOUNT     AMORTIZATION     AMOUNT
                             --------    ------------    --------    --------    ------------    --------
                                                        (DOLLARS IN THOUSANDS)
Amortized intangible
  assets:
  Deposit intangibles......  $47,559       $40,462        $7,097     $47,559       $38,778        $8,781
  Other intangibles........      800           800            --         800           600           200
                             -------       -------        ------     -------       -------        ------
          Total............  $48,359       $41,262        $7,097     $48,359       $39,378        $8,981
                             =======       =======        ======     =======       =======        ======

     The following sets forth the estimated amortization expense for the years ended December 31:

2002........................................................  $6,935
2003........................................................  $1,855
2004........................................................  $  191
2005........................................................  $   --

     Amortization expense related to intangible assets was $1.9 million and $1.7 million for the quarters ended March 31, 2002 and 2001, respectively. In addition, the 2001 period included $3.6 million related to the amortization of goodwill.

     The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill which was recognized in the quarter ended March 31, 2001 as if such goodwill amortization had not been recognized in accordance with SFAS No. 142.

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Reported net income.........................................   $28,717      $16,427
Add back goodwill amortization..............................        --        3,594
                                                               -------      -------
Adjusted net income.........................................   $28,717      $20,021
                                                               =======      =======
Basic earnings per share:
  As reported...............................................   $  0.55      $  0.31
  Goodwill amortization.....................................        --         0.07
                                                               -------      -------
Adjusted basic earnings per share...........................   $  0.55      $  0.38
                                                               =======      =======
Diluted earnings per share:
  As reported...............................................   $  0.52      $  0.31
  Goodwill amortization.....................................        --         0.06
                                                               -------      -------
Adjusted diluted earnings per share.........................   $  0.52      $  0.37
                                                               =======      =======

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

     The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy of controlled growth, emphasizing commercial real estate and multi-family residential lending, commercial business lending, mortgage warehouse lines of credit and retail and commercial deposit products, while maintaining asset quality and stable liquidity.

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

     The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results overtime.

CHANGES IN FINANCIAL CONDITION

     General

     Total assets at March 31, 2002 were $7.91 billion, an increase of $284.7 million, from $7.62 billion at December 31, 2001. The increase resulted mainly from the growth of the Company's available-for-sale securities portfolio, which was funded by increased deposits and borrowings. At March 31, 2002, by comparison to December 31, 2001, the Company's available-for-sale securities portfolio as well as cash and cash equivalents had grown by $252.2 million and $65.4 million, respectively. The increases were partially offset by a $61.1 million decrease in the loan portfolio.

     Cash and Federal Funds Sold (Collectively "Cash and Cash Equivalents")

     Cash and cash equivalents increased by 31.5%, from $207.6 million at December 31, 2001, to $273.0 million at March 31, 2002. The $65.4 million increase was principally due to the build up of liquidity in anticipation of funding security purchases and loan originations. (see "-- Securities available-for-sale and Loans" below).

     Securities Available-for-Sale

     The aggregate available-for-sale securities portfolio (which includes investment securities and mortgage-related securities) increased $252.2 million or 24.5% from $1.03 billion at December 31, 2001 to $1.28 billion at March 31, 2002.

     The Company's mortgage-related securities portfolio increased from $902.2 million at December 31, 2001 to $1.14 billion at March 31, 2002. The portfolio was comprised of $1.09 billion of AAA rated CMOs and $49.2 million of CMOs which were issued or guaranteed by the FHLMC, the FNMA or the GNMA ("Agency CMOs"). The $237.9 million increase in the portfolio was primarily due to purchases of $365.1 million of AAA rated CMOs with an average yield of 6.17% and $10.0 million of Agency CMOs with a weighted average yield of 5.59%. Partially offsetting the purchases were proceeds totaling approximately $125.3 million received from normal principal repayments, and an $11.6 million decrease in unrealized gains on the portfolio.

     As of March 31, 2002 and December 31, 2001, the Company's investment securities totaled $140.1 million and $125.8 million, respectively, all of which were classified as available-for-sale. The $14.3 million increase was primarily due to purchases of preferred securities and bonds totaling $68.1 million which were partially offset by sales and maturities totaling $53.6 million with a weighted average yield of 4.16%.

     At March 31, 2002, the Company had a $2.5 million net unrealized gain on available-for-sale investment and mortgage-related securities as compared to a $13.7 million net unrealized gain at December 31, 2001.

     Loans

     Loans decreased by $61.1 million or 1.0% to $5.82 billion at March 31, 2002 from $5.88 billion at December 31, 2001. The Company continued its focus on expanding its higher yielding portfolios of commercial real estate and commercial business loans as part of its business plan. The Company originated for its own portfolio during the three months ended March 31, 2002 approximately $119.3 million of mortgage loans.

     Multi-family residential loans increased $10.5 million to $2.74 billion at March 31, 2002 compared to $2.73 billion at December 31, 2001. The increase was primarily due to approximately $81.9 million of originations partially offset by repayments. Commercial real estate loans decreased slightly by $1.5 million during the quarter ended March 31, 2002. The Company originated $34.0 million of commercial real estate loans during the quarter ended March 31, 2002 but experienced $35.5 million of repayments during the period. As a result of these activities, multi-family residential mortgage loans comprised 47.1% and commercial real estate loans comprised 17.5% of the loan portfolio at March 31, 2002. In addition to continuing to generate mortgage loans for portfolio secured by multi-family and commercial real estate, the Company also originates and sells multi-family residential mortgage loans in the secondary market while retaining servicing in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. During the three months ended March 31, 2002, the Company sold $206.3 million of such loans. As a result of this sales activity, at March 31, 2002, the Company serviced $1.1 billion of multi-family loans for Fannie Mae.

     Mortgage warehouse lines of credit are short-term secured advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages. Mortgage warehouse lines of credit decreased $91.9 million from $446.5 million at December 31, 2001 to $354.6 million at March 31, 2001, due to normal seasonality. Commercial business loans increased $75.9 million or 11.4% to $741.7 million at March 31, 2002 primarily due to originations and advances during the three months ended March 31, 2002 of $116.3 million partially offset by loan repayments. Partially offsetting the growth in the multi-family and commercial business loan portfolios was the run-off of the Company's residential mortgage portfolio. Single-family residential and cooperative apartment loans decreased $72.7 million from an aggregate of $852.8 million at December 31, 2001 to an aggregate of $780.2 million at March 31, 2002. The decline was due to the higher than anticipated run-off due to the competitive interest rate environment as well as the reduced emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and business loans.

     Non-Performing Assets

     The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets amounting to 58 basis points (0.58%) at March 31, 2002 compared to 61 basis points (0.61%) at December 31, 2001. At March 31, 2002, the Company's non-performing assets consisted of $29.7 million of non-accrual loans, $148,000 of loans past due 90 days or more as to interest and accruing, $16.1 million of loans past due 90 days or more as to principal and accruing ($13.6 million of which were commercial real estate loans and $2.2 million of which were multi-family loans) and $7,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets decreased slightly by $130,000 to $46.0 million at March 31, 2002 from $46.2 million at December 31, 2001.

     Allowance for Loan Losses

     The Company's allowance for loan losses amounted to $80.5 million at March 31, 2002, as compared to $78.2 million at December 31, 2001. At March 31, 2002, the Company's allowance amounted to 1.38% of total loans and 175.0% of total non-performing loans compared to 1.33% and 170.0% at December 31, 2001, respectively.

     The Company's allowance for loan losses increased $2.3 million from December 31, 2001 to March 31, 2002 due to a $2.0 million provision for loan losses and $0.3 million of net recoveries. The provision recorded reflected the Company's increase in non-accrual loans, increase in classified loans, the continued emphasis on commercial mortgage and business loan originations, as well as the recognition of an overall softening of the economy.

     The Company has identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by management judgement and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions, the level of past due and non-accrual loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight.

     Although management believes the allowance for loan losses at March 31, 2002 was adequate it will continue to evaluate the adequacy of the allowance for loan losses as changes in loan portfolio composition, the level of non-performing loans, the level of classified loans, changes in economic conditions and other factors may result in the need for adjustments to the allowance.

     Goodwill and Intangible Assets

     Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. The Company's goodwill which aggregated $185.2 million at March 31, 2002 resulted from the acquisitions of Broad and Statewide as well as the acquisition of Bay Ridge Bancorp, Inc. in January 1996. The Company's $7.1 million of identifiable intangible assets at March 31, 2002 resulted primarily from two branch purchase transactions effected in fiscal 1996. The Company's intangible assets decreased by $1.9 million to $7.1 million at March 31, 2002 from $9.0 million at December 31, 2001 primarily as a result of the amortization of the intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. Most of the remaining identified intangibles as of March 31, 2002 will be amortized by the end of March 2003.

     The Company has identified the goodwill impairment test as a critical accounting policy. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company must measure the amount of impairment loss, if any. The Company did not recognize an impairment loss as a result of its transitional impairment test effective April 1, 2001 or its annual impairment test effective October 1, 2001. The Company is required to test the value of its goodwill at least annually.

     Deposits

     Deposits increased $125.3 million or 2.6% to $4.92 billion at March 31, 2002 compared to $4.79 billion at December 31, 2001. The increase was due to deposit inflows totaling $102.0 million and interest credited of $23.3 million. Lower costing core deposits increased $219.6 million, or 7.5%, to $3.16 billion at March 31, 2002 compared to December 31, 2001 and increased $771.0 million, or 32.3%, from March 31, 2001. This increase reflects the successful implementation of the Company's business strategy of increasing core deposits as well as the current interest rate environment and complements the increased emphasis on expanding commercial and consumer relationships. Execution of this strategy is evidenced by the increase in core deposits to approximately 64.2% of total deposits at March 31, 2002 compared to 61.3% of total deposits at December 31, 2001.

     Borrowings

     Borrowings increased $202.7 million or 12.0% to $1.89 billion at March 31, 2002 compared to $1.68 billion at December 31, 2001. During the quarter ended March 31, 2002 the Company took advantage of favorable rates by locking in $350.0 million of adjustable rate four-year borrowings from the FHLB. These borrowings have a weighted average interest rate of 2.81% and are indexed to the London Inter-Bank Offered Rate (LIBOR). This increase was primarily used to fund the growth in the available-for-sale securities portfolio and to fund loan originations.

     Equity

     At March 31, 2002, total stockholders' equity totaled $877.9 million, or $15.20 per share, compared to $880.5 million, or $15.08 per share at December 31, 2001. This $2.6 million decrease was primarily due to a $26.8 million reduction in capital due to the purchase of shares in connection with the Company's ongoing open market stock repurchase program, $5.9 million of dividends declared and a $7.1 million decrease in the unrealized gain on securities available-for-sale. Partially offsetting the decreases were net income of $28.7 million, amortization of the earned portion of Recognition Plan grants of $2.3 million, $0.1 million related to accelerated vesting of stock options, $4.3 million related to the exercise of stock options and $1.9 million related to ESOP shares committed to be released for the three months ended March 31, 2002. Tangible book value per share was $11.87 and the tangible equity to tangible assets ratio was 8.88% at March 31, 2002.

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

                                                                                FOR THE THREE MONTHS ENDED
                                                          -----------------------------------------------------------------------
                                                                    MARCH 31, 2002                       MARCH 31, 2001
                                                          ----------------------------------   ----------------------------------
                                                           AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                                           BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                                                          ----------   --------   ----------   ----------   --------   ----------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans......................................  $4,533,282   $ 84,551      7.46%     $4,671,748   $ 88,350      7.56%
    Commercial business loans...........................     689,337     11,294      6.64         367,753      8,552      9.43
    Mortgage warehouse lines of credit..................     343,279      3,991      4.65         138,450      2,885      8.34
    Consumer and other loans(2).........................     181,544      3,234      7.22         155,977      3,243      8.43
                                                          ----------   --------                ----------   --------
  Total loans...........................................   5,747,442    103,070      7.19       5,333,928    103,030      7.74
  Mortgage-related securities...........................     935,974     14,170      6.06         736,234     11,769      6.39
  Investment securities.................................     137,554      1,841      5.35         184,055      2,956      6.42
  Other interest-earning assets(3)......................     273,567      1,723      2.53         181,240      2,660      5.95
                                                          ----------   --------                ----------   --------
Total interest-earning assets...........................   7,094,537    120,804      6.83       6,435,457    120,415      7.50
                                                          ----------   --------      ----      ----------   --------      ----
Non-interest-earning assets.............................     574,157                              584,756
                                                          ----------                           ----------
  Total assets..........................................  $7,668,694                           $7,020,213
                                                          ==========                           ==========
Interest-bearing liabilities:
  Deposits:
    Savings deposits....................................  $1,509,112   $  5,346      1.44      $1,174,365   $  6,045      2.09
    Money market deposits...............................     181,141        455      1.02         175,979        897      2.07
    Active management accounts ("AMA")..................     445,711      1,837      1.67         277,133      3,089      4.52
    Interest bearing demand deposits(4).................     482,896      1,248      1.05         386,780      1,452      1.52
    Certificates of deposit.............................   1,799,089     14,426      3.25       2,221,340     31,643      5.78
                                                          ----------   --------                ----------   --------
      Total interest-bearing deposits...................   4,417,949     23,312      2.14       4,235,597     43,126      4.13
      Non interest-bearing deposits.....................     463,660         --      0.00         361,812         --      0.00
                                                          ----------   --------      ----      ----------   --------      ----
      Total deposits....................................   4,881,609     23,312      1.94       4,597,409     43,126      3.80
  Cumulative trust preferred securities.................      11,067        261      9.45          11,067        262      9.47
  Borrowings............................................   1,773,666     22,404      5.12       1,469,750     20,428      5.64
                                                          ----------   --------                ----------   --------
Total interest-bearing liabilities......................   6,666,342     45,977      2.80       6,078,226     63,816      4.26
                                                                       --------      ----                   --------      ----
Non-interest-bearing liabilities........................     123,544                              136,165
                                                          ----------                           ----------
Total liabilities.......................................   6,789,866                            6,214,391
Total equity............................................     878,808                              805,822
                                                          ----------                           ----------
Total liabilities and equity............................  $7,668,694                           $7,020,213
                                                          ==========                           ==========
Net interest-earning assets.............................  $  428,195                           $  357,231
                                                          ==========                           ==========
Net interest income/interest rate spread................               $ 74,827      4.03%                  $ 56,599      3.24%
                                                                       ========      ====                   ========      ====
Net interest margin.....................................                             4.20%                                3.48%
                                                                                     ====                                 ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities..........................                             1.06x                                1.06x
                                                                                     ====                                 ====

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

                                                              THREE MONTHS ENDED MARCH 31, 2002
                                                                      COMPARED TO THREE
                                                                 MONTHS ENDED MARCH 31, 2001
                                                              ----------------------------------
                                                              INCREASE (DECREASE)
                                                                     DUE TO           TOTAL NET
                                                              --------------------    INCREASE
                                                                RATE       VOLUME    (DECREASE)
                                                              ---------   --------   -----------
                                                                        (IN THOUSANDS)
Interest-earning assets:
Loans receivable:
  Mortgage loans............................................  $ (1,172)   $(2,627)    $ (3,799)
  Commercial business loans.................................    (3,088)     5,830        2,742
  Mortgage warehouse lines of credit........................    (1,708)     2,814        1,106
  Consumer and other loans(1)...............................      (501)       492           (9)
                                                              --------    -------     --------
Total loans receivable......................................    (6,469)     6,509           40
Mortgage-related securities.................................      (653)     3,054        2,401
Investment securities.......................................      (443)      (672)      (1,115)
Other interest-earning assets...............................    (1,928)       991         (937)
                                                              --------    -------     --------
Total net change in income on interest-earning assets.......    (9,493)     9,882          389
Interest-bearing liabilities:
  Deposits:
     Savings deposits.......................................    (2,164)     1,465         (699)
     Money market deposits..................................      (467)        25         (442)
     AMA deposits...........................................    (2,550)     1,298       (1,252)
     Interest-bearing demands deposits......................      (513)       309         (204)
     Certificates of deposit................................   (12,006)    (5,211)     (17,217)
                                                              --------    -------     --------
Total deposits..............................................   (17,700)    (2,114)     (19,814)
Cumulative trust preferred securities.......................        (1)        --           (1)
Borrowings..................................................    (1,970)     3,946        1,976
                                                              --------    -------     --------
Total net change in expense on interest-bearing
  liabilities...............................................   (19,671)     1,832      (17,839)
                                                              --------    -------     --------
Net change in net interest income...........................  $ 10,178    $ 8,050     $ 18,228
                                                              ========    =======     ========

---------------
(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     General

     The Company reported a 67.7% increase in diluted earnings per share to $0.52 for the quarter ended March 31, 2002 compared to $0.31 for the quarter ended March 31, 2001. Net income increased 74.8% to $28.7 million for the quarter ended March 31, 2002 compared to $16.4 million for the quarter ended March 31, 2001. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill, which totaled $185.2 million at such date. As a result of the adoption, net income increased by $3.6 million and diluted earnings per share increased by $0.06 for the quarter ended March 31, 2002.

     Cash earnings for the quarter ended March 31, 2002 increased 41.3% to $33.2 million and increased 36.4% per diluted share to $0.60 compared to the same period in the prior year. Cash earnings include net income adjusted for the amortization of goodwill and intangibles and certain charges related to the Company's stock benefit plans, net of tax. The Company believes the reporting of cash earnings along with earnings calculated in accordance with generally accepted accounting principles (GAAP) provides further insight into the Company's operating performance.

     Net Interest Income

     Net interest income increased by $18.2 million or 32.2% to $74.8 million for the three months ended March 31, 2002 as compared to $56.6 million for the three months ended March 31, 2001. The increase was due to a $17.8 million decrease in interest expense combined with a $0.4 million increase in interest income. The growth in net interest income primarily reflects the 72 basis point increase in net interest margin as well as a $659.1 million increase in average interest-earning assets during the three months ended March 31, 2002, as compared to the same period in the prior year. The increase in average interest-earning assets was primarily attributable to growth in mortgage warehouse lines of credit, commercial mortgage and business loans and mortgage-related securities.

     The Company's net interest margin increased 72 basis points to 4.20% for the three months ended March 31, 2002 compared to 3.48% for the three months ended March 31, 2001. For the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, the rate paid on average interest-bearing liabilities decreased 186 basis points, more than offsetting the 67 basis point decline in yields earned on interest-earning assets. The improvement in the net interest margin was directly attributable to the Company's emphasis on originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on delivering core deposits. In addition, the Company continued a disciplined pricing strategy for deposits, which was effective in addressing the current interest rate yield curve. Management expects that favorable repricing of deposits should level off during the remainder of the calendar year.

     Interest income increased by $0.4 million to $120.8 million for the quarter ended March 31, 2002 compared to $120.4 million for the quarter ended March 31, 2001. Interest income on loans remained level due to a $413.5 million increase in the average balance of loans offset by a 55 basis point decrease in the yield earned on loans from 7.74% for the three months ended March 31, 2001 to 7.19% for the three months ended March 31, 2002. The increase in the average balance is primarily due to a $540.5 million increase in the average balance of commercial mortgage and business loans, accompanied by a $204.8 million increase in the average balance of mortgage warehouse lines of credit due to internal growth of $121.3 million, fueled by a robust residential mortgage refinance market and the acquisition in April 2001 of $83.5 million of outstanding mortgage warehouse advances. Partially offsetting the growth in these three portfolios were decreases of $231.8 million and $125.6 million in the average balances of the Company's single-family and cooperative apartment loans and multi-family loans, respectively, due to an increase in prepayments and the Company's emphasis on originating multi-family loans for sale in the secondary market. In addition, the Company primarily originates single-family loans for sale through its private label program with Cendant. The decrease in yield is due to the current interest rate yield curve and the Company's investment in commercial business loans and mortgage warehouse lines of credit which are primarily variable rate loans.

     Income on investment securities declined $1.1 million due to a 107 basis point decrease in the yield earned from 6.42% for the quarter ended March 31, 2001 to 5.35% for the quarter ended March 31, 2002 and a $46.5 million decrease in the average balance of investment securities for the quarter ended March 31, 2002 compared to the same period in the prior year. Interest income on mortgage-related securities increased $2.4 million during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 as a result of a $199.7 million increase in the average balance of these securities partially offset by a 33 basis point decrease in the yield earned from 6.39% for the quarter ended March 31, 2001 to 6.06% for the quarter ended March 31, 2002. The increase in the average balance was primarily due to an increase of borrowings which were invested in mortgage-related securities. The declines in the yields on securities reflected the decline in general market rates of interest experienced during calendar 2001. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $0.9 million in the current quarter compared to the prior year quarter due to a decrease of $0.3 million in interest on short-term investments and a decrease of $0.6 million in dividends on FHLB stock.

     Interest expense decreased $19.8 million to $23.3 million or 45.9% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease primarily reflects a 186 basis point decrease in the average rate paid on deposits to 1.94% for the quarter ended March 31, 2002 compared to 3.80% for the quarter ended March 31, 2001. The decrease in rates was attributable to the continued disciplined pricing strategy which was effective in addressing the current interest rate yield curve. This decrease was partially offset by a $284.2 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of core deposits increased $706.5 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The $303.9 million increase in the average balance of FHLB borrowings, which have primarily been used to fund purchase of mortgage-related securities and commercial mortgage and business loan originations, resulted in additional interest expense of $2.0 million.

     Provision for Loan Losses

     The Company's provision for loan losses increased by $1.4 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, the substantial increase in mortgage warehouse advances, the continued emphasis on commercial mortgage and business loan originations as well as the recognition of an overall softening of the economy. To date, the Company has not realized any direct credit impairment as a result of the tragic events of September 11, 2001, but continues to monitor its portfolio closely.

     Non-performing assets as a percentage of total assets totaled 58 basis points at March 31, 2002 compared to 51 basis points at March 31, 2001. Non-performing assets increased 28.3% to $46.0 million at March 31, 2002 compared to $35.9 million at March 31, 2001. The $10.1 million increase was primarily due to an increase of $12.1 million in non-accrual loans, primarily commercial mortgage and business loans, which was partially offset by a $1.6 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. The Company's allowance amounted to 1.38% and 1.36% of total loans at March 31, 2002 and 2001, respectively.

     Non-Interest Income

     Emphasis on fee-based income continues to gain momentum throughout the various divisions within the Company. As a result of a variety of initiatives, the Company experienced a 28.4% increase in non-interest income, from $12.6 million for the quarter ended March 31, 2001 to $16.2 million for quarter ended March 31, 2002.

     In the quarter ended March 31, 2002, the Company's mortgage-banking activities resulted in total revenue of $2.2 million compared to $4.1 million in the quarter ended March 31, 2001. The Company continues to originate for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. As part of these transactions, the Company retains a portion of the associated credit risk. At March 31, 2002, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $86.6 million. This exposure is currently being reviewed in conjunction with ongoing negotiations and may be subject to a downward revision for loans previously sold. Once established, such amount would continue to increase as long as the Company continues to sell loans under this program to Fannie Mae. The Company retains this level of exposure until the portfolio of loans are paid in entirety or the Company funds claims by Fannie Mae for the maximum loss exposure. Although all of the loans in the existing portfolio are currently fully performing, the Company has determined that the establishment of a liability related to the retained credit exposure is appropriate. As a result, during the quarter ended March 31, 2002, the Company recorded a $2.4 million liability related to this potential exposure.

     The $1.9 million decrease in mortgage-banking activities for the quarter ended March 31, 2002 compared to the prior year quarter was primarily due to the establishment of the $2.4 million liability, $0.6 million additional amortization of capitalized servicing rights partially offset by increases of $0.4 million of gains on sales and $0.4 million of origination fees. During the quarter ended March 31, 2002, the Company sold $206.3 million of loans. The Company sold $413.1 million, of which $153.0 million were originated for sale and $260.1 million were sold from portfolio, during the quarter ended March 31, 2001.

     Service fee income increased by $3.5 million, or 58.5% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The increase was principally due to a $1.1 million, or 21.7% increase in banking fees related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits as well as an increase in per unit charges and the introduction in the June 2001 of a debit card program. The increase in fee income is also partly due to increased fees of $0.4 million on the sales of mutual funds and annuity products as investors seek higher yielding investment opportunities. In addition, the Company's modification and extension fees on mortgage loans increased $1.0 million and non-deferred loan fees increased $0.8 million during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 due to the current interest rate environment and resulting refinance market.

     Other non-interest income increased $2.1 million for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The increase was primarily attributable to approximately $1.7 million in mortgage prepayment fees as a result of the current interest rate environment and resulting refinance market and $0.6 million of income related to BOLI.

     Non-Interest Expense

     Non-interest expense, excluding amortization of goodwill, increased $7.1 million to $43.8 million for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. This increase was primarily attributable to a $6.1 million increase in compensation and benefits and $1.0 million increase in data processing fees. Effective April 1, 2001, the Company adopted SFAS No. 142 which resulted in discontinuing the amortization of goodwill. As a result, amortization of goodwill decreased by $3.6 million for the quarter ended March 31, 2002 compared to March 31, 2001. The Company currently expects to open approximately twelve locations during the twelve months ended March 31, 2003 and as a result anticipates higher annual operating costs.

     Compensation and employee benefits expense increased $6.1 million or 37.7% to $22.4 million for the three months ended March 31, 2002 as compared to the same period in the prior year. The increase was due to increases in compensation of $2.9 million, incentive pay of $1.0 million, stock related benefit plan costs of $1.0 million, medical costs of $0.5 million and post-retirement health care costs of $0.6 million. The additional compensation and incentive pay was primarily the result of the continuation of building and expanding the Company's infrastructure. During calendar 2001 and 2002, the Company recruited several senior executives, including a Chief Credit Officer and Chief Information Officer, to add to senior management. In addition, the Company increased the number of highly experienced senior lenders to serve pre-existing markets and to expand into neighboring geographical areas. The Company also realized increases as a result of the expansion of retail banking initiatives, such as the addition of a private/banking wealth management group in 2002.

     Data processing service expenses increased by $1.0 million or 62.8% to $2.6 million during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The increase was primarily the result of additional costs associated with the expansion of operations resulting from the four de novo branches opened during the twelve months ended March 31, 2002.

     Amortization of intangible assets will continue under SFAS No. 142. Amortization of intangible assets increased $0.2 million during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The increase was due to the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage-Banking Finance Group.

     Other non-interest expenses remained level at $9.5 million for the three months ended March 31, 2002 compared to the same period in the prior year. These costs primarily relate to branch facilities and back office support associated with business initiatives. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

     Income Taxes

     Income tax expense amounted to $16.5 million and $11.9 million for the three months ended March 31, 2002 and 2001, respectively. The increase experienced in the 2002 period reflected the $16.9 million increase in the Company's income before income taxes partially offset by a decrease in the Company's effective tax rate for the three months ended March 31, 2002 to 36.5% compared to 42.0% for the three months ended March 31, 2001. The decrease in effective tax rate was primarily due to the adoption of SFAS No. 142, effective April 1, 2001, which discontinues the amortization of non-tax-deductible goodwill for book purposes.

     As of March 31, 2002, the Company had a net deferred tax asset of $46.3 million including a $6.7 million valuation allowance. The Company has identified the valuation of deferred tax assets as a critical accounting policy. During fiscal 2001, the Company recorded a $17.2 million adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998. The valuation allowance relates to management's expectation that a portion of such deferred tax asset may not be fully realized.

REGULATORY CAPITAL REQUIREMENTS

     The following table sets forth the Bank's compliance with applicable regulatory capital requirements at March 31, 2002.

                                            REQUIRED              ACTUAL               EXCESS
                                       ------------------   ------------------   ------------------
                                       PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                                       -------   --------   -------   --------   -------   --------
                                                          (DOLLARS IN THOUSANDS)
Tier I leverage capital
  ratio(1)(2)........................    4.0%    $297,491     8.2%    $608,974     4.2%    $311,483
Risk-based capital ratios:(2)
  Tier I.............................    4.0      244,613    10.0      608,974     6.0      364,361
  Total..............................    8.0      489,226    11.3      689,581     3.3      200,355

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

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York, only to a limited degree as a source of funds. However, due to the

Company's increased focus on expanding its commercial mortgage and business loan portfolios, the Company has increased its FHLB borrowings to $1.89 billion at March 31, 2002.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At March 31, 2002, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $344.6 million consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended March 31, 2003. In addition, at March 31, 2002, unused commercial business lines of credit and mortgage warehouse lines of credit outstanding were $285.1 million and $293.7 million, respectively. At March 31, 2002 outstanding commitments for other loans totaled $77.8 million, primarily comprised of home equity loans and lines of credit. Certificates of deposit scheduled to mature in one year or less at March 31, 2002 totaled $1.54 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 28, 2002.

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

     The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of March 31, 2002.

                                                                                NPV AS % OF PORTFOLIO
                                                  NET PORTFOLIO VALUE              VALUE OF ASSETS
                                            --------------------------------    ----------------------
                                                                      NPV %                 CHANGE IN
CHANGE (IN BASIS POINTS) IN INTEREST RATES    AMOUNT      $ CHANGE    CHANGE     RATIO      NPV RATIO
------------------------------------------  ----------    --------    ------    -------    -----------
                                                              (DOLLARS IN THOUSANDS)
+300.....................................   $  967,085    $(102,276)  (9.56)%    13.08%       (0.30)%
+200.....................................      994,863     (74,498)   (6.97)     13.13        (0.25)
+100.....................................    1,042,619     (26,742)   (2.50)     13.38           --
    0....................................    1,069,361          --       --      13.38           --
-100.....................................    1,073,699       4,338     0.41      13.15        (0.23)

     As of March 31, 2002, the Company's NPV was $1.07 billion, or 13.38% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $994.9 million, or 13.13% of the market value of assets reflecting a decline of 0.25% in the NPV ratio.

     As of December 31, 2001, the Company's NPV was $1.03 billion, or 13.34% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $990.2 million, or 13.40% of the market value of assets reflecting an increase of 0.06% in the NPV ratio.

                               OTHER INFORMATION

PART II
     ITEM 1.
              LEGAL PROCEEDINGS
              Not applicable
     ITEM 2.
              CHANGES IN SECURITIES AND USE OF PROCEEDS
              Not applicable
     ITEM 3.
              DEFAULTS UPON SENIOR SECURITIES
              Not applicable
     ITEM 4.
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None
     ITEM 5.
              OTHER INFORMATION
              None
     ITEM 6.
              EXHIBITS AND REPORTS ON FORM 8-K
              a) Reports on Form 8-K

             DATE                             ITEM AND DESCRIPTION
             ----                             --------------------
             None
             b) Exhibits
             NO.                              DESCRIPTION
             ---                              -----------
             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.

Date: May 13, 2002                                                  By: /s/ ALAN H. FISHMAN
                                                         ----------------------------------------------
                                                                        Alan H. Fishman
                                                                         President and
                                                                    Chief Executive Officer

Date: May 13, 2002                                                   By: /s/ JOHN B. ZURELL
                                                         ----------------------------------------------
                                                                         John B. Zurell
                                                                  Executive Vice President and
                                                                    Chief Financial Officer