Form 10-Q
period 2002-06-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2002-08-13
CIK 945734

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At August 6, 2002, the registrant had 57,201,752 shares of common stock ($.01 par value per share) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INDEPENDENCE COMMUNITY BANK CORP.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I   Financial Information
  Item 1.     Financial Statements
              Consolidated Statements of Financial Condition as of June
                30, 2002 (unaudited) and December 31, 2001................    2
              Consolidated Statements of Income for the three and six
                months ended June 30, 2002 and 2001 (unaudited)...........    3
              Consolidated Statements of Changes in Stockholders' Equity
                for the six months ended June 30, 2002 and 2001
                (unaudited)...............................................    4
              Consolidated Statements of Cash Flows for the six months
                ended June 30, 2002 and 2001 (unaudited)..................    5
              Notes to Consolidated Financial Statements (unaudited)......    6
  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   16
  Item 3.     Quantitative and Qualitative Disclosures About Market
                Risk......................................................   31
Part II  Other Information
  Item 1.     Legal Proceedings...........................................   33
  Item 2.     Changes in Securities and Use of Proceeds...................   33
  Item 3.     Defaults upon Senior Securities.............................   33
  Item 4.     Submission of Matters to a Vote of Security Holders.........   33
  Item 5.     Other Information...........................................   33
  Item 6.     Exhibits and Reports on Form 8-K............................   33
Signatures................................................................   34

                       INDEPENDENCE COMMUNITY BANK CORP.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
ASSETS:
Cash and due from banks -- interest bearing.................  $   43,685     $  101,181
Cash and due from banks -- non-interest bearing.............     135,193        106,452
                                                              ----------     ----------
    Total cash and cash equivalents.........................     178,878        207,633
                                                              ----------     ----------
Securities available-for-sale:
  Investment securities ($2,364 and $2,320 pledged to
    creditors, respectively)................................     140,791        125,803
  Mortgage-related securities ($694,736 and $695,973 pledged
    to creditors, respectively).............................   1,164,049        902,191
                                                              ----------     ----------
    Total securities available-for-sale.....................   1,304,840      1,027,994
                                                              ----------     ----------
Mortgage loans on real estate...............................   4,571,656      4,592,530
Other loans.................................................   1,367,773      1,285,601
                                                              ----------     ----------
    Total loans.............................................   5,939,429      5,878,131
    Less: allowance for possible loan losses................     (80,126)       (78,239)
                                                              ----------     ----------
    Total loans, net........................................   5,859,303      5,799,892
                                                              ----------     ----------
Premises, furniture and equipment, net......................      84,542         81,289
Accrued interest receivable.................................      40,237         37,436
Goodwill....................................................     185,161        185,161
Intangible assets, net......................................       5,413          8,981
Bank owned life insurance ("BOLI")..........................     116,186        112,804
Other assets................................................     184,179        163,608
                                                              ----------     ----------
    Total assets............................................  $7,958,739     $7,624,798
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
  Savings deposits..........................................  $1,599,760     $1,451,988
  Money market deposits.....................................     178,381        180,866
  AMA deposits..............................................     440,017        452,284
  Interest-bearing demand deposits..........................     455,229        406,541
  Non-interest-bearing demand deposits......................     540,324        449,459
  Certificates of deposit...................................   1,705,676      1,853,637
                                                              ----------     ----------
    Total deposits..........................................   4,919,387      4,794,775
Borrowings..................................................   1,884,550      1,682,788
Company-obligated mandatorily redeemable cumulative trust
  preferred securities of a subsidiary trust holding solely
  junior debentures of the Company..........................          --         11,067
Escrow and other deposits...................................      50,134         38,361
Accrued expenses and other liabilities......................     197,529        217,274
                                                              ----------     ----------
    Total liabilities.......................................   7,051,600      6,744,265
                                                              ----------     ----------
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 57,528,423 and
    58,372,560 shares outstanding at June 30, 2002 and
    December 31, 2001, respectively.........................         760            760
  Additional paid-in-capital................................     737,040        734,773
  Treasury stock at cost: 18,515,327 and 17,671,190 shares
    at June 30, 2002 and December 31, 2001, respectively....    (277,545)      (247,184)
  Unallocated common stock held by ESOP.....................     (76,626)       (79,098)
  Non-vested awards under Recognition and Retention Plan....     (14,145)       (17,641)
  Retained earnings, substantially restricted...............     528,162        480,074
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-for-sale,
      net of tax............................................       9,493          8,849
                                                              ----------     ----------
    Total stockholders' equity..............................     907,139        880,533
                                                              ----------     ----------
    Total liabilities and stockholders' equity..............  $7,958,739     $7,624,798
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2002        2001        2002        2001
                                                  --------    --------    --------    --------
INTEREST INCOME:
Mortgage loans on real estate...................  $ 83,041    $ 84,553    $167,592    $172,903
Other loans.....................................    19,637      17,445      38,156      32,125
Investment securities...........................     1,964       3,853       3,805       6,808
Mortgage-related securities.....................    18,082      11,057      32,252      22,826
Other...........................................     1,382       2,491       3,105       5,152
                                                  --------    --------    --------    --------
  Total interest income.........................   124,106     119,399     244,910     239,814
                                                  --------    --------    --------    --------
INTEREST EXPENSE:
Deposits........................................    21,058      42,088      44,370      85,214
Borrowings......................................    23,003      18,751      45,407      39,179
Trust preferred securities......................       263         262         524         524
                                                  --------    --------    --------    --------
  Total interest expense........................    44,324      61,101      90,301     124,917
                                                  --------    --------    --------    --------
Net interest income.............................    79,782      58,298     154,609     114,897
Provision for loan losses.......................     2,000       1,875       4,000       2,475
                                                  --------    --------    --------    --------
  Net interest income after provision for loan
     losses.....................................    77,782      56,423     150,609     112,422
NON-INTEREST INCOME:
Net gain on sales of loans and securities.......       327         798         517       1,093
Mortgage-banking activities.....................     2,585       3,018       4,747       7,089
Service fees....................................    11,645       7,844      23,244      14,203
Bank owned life insurance.......................     1,684       1,591       3,369       2,626
Other...........................................       552         394       1,092       1,230
                                                  --------    --------    --------    --------
  Total non-interest income.....................    16,793      13,645      32,969      26,241
                                                  --------    --------    --------    --------
NON-INTEREST EXPENSE:
Compensation and employee benefits..............    23,704      19,204      46,134      35,492
Occupancy costs.................................     6,066       5,546      11,852      11,565
Data processing fees............................     2,561       2,342       5,123       3,915
Advertising.....................................     1,564       1,670       3,130       3,236
Amortization of goodwill........................        --          --          --       3,593
Amortization of intangible assets...............     1,684       1,922       3,603       3,643
Other...........................................     9,492       7,053      19,008      16,581
                                                  --------    --------    --------    --------
  Total non-interest expense....................    45,071      37,737      88,850      78,025
                                                  --------    --------    --------    --------
Income before provision for income taxes........    49,504      32,331      94,728      60,638
Provision for income taxes......................    17,821      12,137      34,328      24,017
                                                  --------    --------    --------    --------
  Net income....................................  $ 31,683    $ 20,194    $ 60,400    $ 36,621
                                                  ========    ========    ========    ========
Basic earnings per share........................  $   0.61    $   0.38    $   1.16    $   0.70
                                                  ========    ========    ========    ========
Diluted earnings per share......................  $   0.57    $   0.37    $   1.10    $   0.68
                                                  ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                UNEARNED
                                                                UNALLOCATED      COMMON                   ACCUMULATED
                                       ADDITIONAL                 COMMON      STOCK HELD BY                  OTHER
                              COMMON    PAID-IN     TREASURY    STOCK HELD     RECOGNITION    RETAINED   COMPREHENSIVE
                              STOCK     CAPITAL       STOCK       BY ESOP         PLAN        EARNINGS   INCOME/(LOSS)    TOTAL
                              ------   ----------   ---------   -----------   -------------   --------   -------------   --------
Balance -- December 31,
  2001......................   $760     $734,773    $(247,184)   $(79,098)      $(17,641)     $480,074      $ 8,849      $880,533
Comprehensive income:
  Net income for the six
    months ended June 30,
    2002....................     --           --           --          --             --        60,400           --        60,400
  Other comprehensive
    income, net of tax of
    $5.4 million
    Change in net unrealized
      gains on securities
      available-for-sale,
      net of tax............     --           --           --          --             --            --          690           690
    Less: reclassification
      adjustment of net
      gains realized in net
      income, net of tax....     --           --           --          --             --            --          (46)          (46)
                               ----     --------    ---------    --------       --------      --------      -------      --------
Comprehensive income........     --           --           --          --             --        60,400          644        61,044
Repurchase of common stock
  (1,508,600 shares)........     --           --      (39,983)         --             --            --           --       (39,983)
Treasury stock issued for
  options exercised and
  director fees (664,463
  shares)...................     --         (647)       9,622          --             --            --           --         8,975
Dividends declared..........     --           --           --          --             --       (12,312)          --       (12,312)
Accelerated vesting of stock
  options...................     --          119           --          --             --            --           --           119
ESOP shares committed to be
  released..................     --        1,546           --       2,472             --            --           --         4,018
Amortization of earned
  portion of restricted
  stock awards..............     --        1,249           --          --          3,496            --           --         4,745
                               ----     --------    ---------    --------       --------      --------      -------      --------
Balance -- June 30, 2002....   $760     $737,040    $(277,545)   $(76,626)      $(14,145)     $528,162      $ 9,493      $907,139
                               ====     ========    =========    ========       ========      ========      =======      ========
Balance -- December 31,
  2000......................   $760     $717,485    $(211,398)   $(84,041)      $(23,319)     $412,957      $(8,905)     $803,539
Comprehensive income:
  Net income for the six
    months ended June 30,
    2001....................     --           --           --          --             --        36,621           --        36,621
    Other comprehensive
      income, net of tax
      benefit of $0.5
      million
    Change in net unrealized
      losses on securities
      available-for-sale,
      net of tax............     --           --           --          --             --            --        9,089         9,089
    Less: reclassification
      adjustment of net
      losses realized in net
      income, net of tax....     --           --           --          --             --            --         (438)         (438)
                               ----     --------    ---------    --------       --------      --------      -------      --------
Comprehensive income........     --           --           --          --             --        36,621        8,651        45,272
Repurchase of common stock
  (1,208,035 shares)........     --           --      (19,374)         --             --            --           --       (19,374)
Treasury stock issued for
  options exercised and
  director fees (35,793
  shares)...................     --          (39)         260          --             --            --           --           221
Dividends declared..........     --           --           --          --             --       (13,603)          --       (13,603)
Accelerated vesting of stock
  options...................     --          603           --          --             --            --           --           603
Valuation adjustment for
  deferred income tax
  benefit relating to
  Foundation................     --        4,680           --          --             --            --           --         4,680
ESOP shares committed to be
  released..................     --          (15)          --       2,471             --            --           --         2,456
Amortization of earned
  portion of restricted
  stock awards..............     --        2,220           --          --          2,275            --           --         4,495
                               ----     --------    ---------    --------       --------      --------      -------      --------
Balance -- June 30, 2001....   $760     $724,934    $(230,512)   $(81,570)      $(21,044)     $435,975      $  (254)     $828,289
                               ====     ========    =========    ========       ========      ========      =======      ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    60,400   $    36,621
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses...................................        4,000         2,475
Net gain on sales of loans and securities...................         (517)       (1,093)
Amortization of deferred income and premiums................       (2,000)       (1,687)
Amortization of intangibles.................................        3,603         7,236
Depreciation and amortization...............................        5,966         6,122
Deferred income tax (benefit) provision.....................      (12,042)            8
Amortization of unearned compensation of ESOP and restricted
  stock awards..............................................        8,548         6,826
Increase in accrued interest receivable.....................       (2,801)       (9,706)
Decrease in accounts receivable-securities transactions.....         (660)       (2,572)
Decrease in other accounts receivable.......................        7,395        16,423
(Decrease) increase in accrued expenses and other
  liabilities...............................................      (25,803)       21,343
Other, net..................................................        2,081         2,868
                                                              -----------   -----------
Net cash provided by operating activities...................       48,170        84,864
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases.............................   (1,286,081)     (898,364)
Principal payments on loans.................................      647,398       381,714
Proceeds from sale of loans.................................      492,360       560,325
Advances on mortgage warehouse lines of credit..............   (2,805,706)   (1,764,897)
Repayments on mortgage warehouse lines of credit............    2,888,102     1,642,391
Proceeds from sale of securities available-for-sale.........       65,454        55,640
Proceeds from maturities of securities available-for-sale...        5,007         4,525
Principal collected on securities available-for-sale........      249,575        86,949
Purchases of securities available-for-sale..................     (596,373)     (253,990)
(Purchase)redemption of FHLB stock..........................      (11,368)        8,275
Proceeds from sale of other real estate.....................          165           106
Net additions to premises, furniture and equipment..........       (9,219)       (3,240)
                                                              -----------   -----------
Net cash used in investing activities.......................     (360,686)     (180,566)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................      272,573       279,897
Net decrease in time deposits...............................     (147,961)       (9,175)
Net increase (decrease) in borrowings.......................      201,762      (100,366)
Net increase (decrease) in escrow and other deposits........       11,774        (9,228)
Decrease in trust preferred securities......................      (11,067)           --
Proceeds from exercise of stock options.....................        8,975           333
Repurchase of common stock..................................      (39,983)      (19,477)
Dividends paid..............................................      (12,312)       (8,715)
                                                              -----------   -----------
Net cash provided by financing activities...................      283,761       133,269
                                                              -----------   -----------
Net (decrease) increase in cash and cash equivalents........      (28,755)       37,567
Cash and cash equivalents at beginning of period............      207,633       216,400
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   178,878   $   253,967
                                                              ===========   ===========
SUPPLEMENTAL INFORMATION
  Income taxes paid.........................................  $    39,026   $     1,139
                                                              ===========   ===========
  Interest paid.............................................  $    89,371   $   125,395
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

     The Board of Directors declared the Company's sixteenth consecutive quarterly cash dividend on July 26, 2002. The dividend amounted to $0.13 per share of common stock and is payable on August 22, 2002 to shareholders of record on August 8, 2002.

     On September 28, 2001 the Company announced that its Board of Directors authorized the ninth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. As of June 30, 2002, a total of 1,413,721 shares had been repurchased at an average cost of $26.73 per share under the ninth repurchase plan. As of June 30, 2002, a total of 28,716,566 shares had been purchased at an aggregate cost of $424.1 million pursuant to the Company's nine repurchase programs. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market and other conditions warrant.

     The repurchased shares are held as treasury stock. As discussed below, a portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company. Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan"), the Directors Fee Plan and the 2002 Stock Incentive Plan ("Stock Incentive Plan") which was approved by stockholders at the May 23, 2002 annual meeting, and for general corporate purposes.

                       INDEPENDENCE COMMUNITY BANK CORP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Financial Statement Presentation

     The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

  Business

     The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 72 full-service banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester Counties of New York and the Northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Company currently expects to expand its branch network through the opening of approximately twelve branch locations, including approximately three in Manhattan, during the next twelve to eighteen months. During the six months ended June 30, 2002, the Company opened three new locations, one each in Westchester and Suffolk Counties, and one on Staten Island, which opened during the second quarter. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system. The Company is subject to the examination and regulation of the Office of Thrift Supervision as a registered savings and loan holding company.

3. EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation as well as non-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 51,822,272 and 55,141,152 shares, respectively, for the quarter ended June 30, 2002 compared to 52,472,381 and 54,201,793 shares, respectively for the quarter ended June 30, 2001. For the six months ended June 30, 2002, basic and diluted weighted-average common shares outstanding were 51,874,302 and 55,020,647 shares, respectively, compared to 52,624,416 and 54,013,127 shares, respectively, for the six months ended June 30, 2001.

                       INDEPENDENCE COMMUNITY BANK CORP.

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

     Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Compensation expense related to the 140,822 shares committed to be released during the six months ended June 30, 2002 was $3.8 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released. At June 30, 2002, 1,012,018 shares were allocated to participants' accounts.

  1998 Recognition and Retention Plan

     The Recognition Plan was implemented in September 1998 and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion). During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain participants have been granted performance-based shares. These shares become earned only if annually-established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted performance-based share awards of 200,000 and 11,000 in fiscal 2001 and the six months ended June 30, 2002, respectively and non-performance share awards covering 25,363 shares, 105,363 shares and 76,075 shares during the fiscal year ended March 31, 2001, the nine months ended December 31, 2001 and the six months ended June 30, 2002, respectively. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the date of grant. However, certain stock awards granted during the six months ended June 30, 2002 will be 100% vested after four years from the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control of the Company. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $4.7 million related to the Recognition Plan for the six months ended June 30, 2002.

  1998 Stock Option Plan

     The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 7,041,088 shares (10% of the shares of common stock sold in the Conversion). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof

                       INDEPENDENCE COMMUNITY BANK CORP.

is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company. On September 25, 1998, the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. The Board of Directors granted options covering 325,000, 295,500 and 88,000 shares, respectively, during the fiscal year ended March 31, 2001, the nine months ended December 31, 2001 and the six months ended June 30, 2002. The granting of these options did not affect the Company's results of operations for the six months ended June 30, 2002 or its statement of condition at June 30, 2002. In the first six months of 2002, the Committee administering the Plan approved the acceleration of 8,000 options due to the retirement of a senior officer, resulting in $0.1 million of compensation expense. At June 30, 2002, there were 6,117,714 options outstanding pursuant to the 1998 Stock Option Plan.

  2002 Stock Incentive Plan

     The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. Options awarded under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 788,650 shares during the six months ended June 30, 2002. The granting of these options did not affect the Company's results of operations for the six months ended June 30, 2002 or its statement of condition at June 30, 2002.

  Other Stock Plans

     Broad National Bancorporation ("Broad") and Statewide Financial Corp. ("Statewide") maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At June 30, 2002, there were 159,283 options outstanding related to these plans.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

6. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale at June 30, 2002 are as follows:

                                                       GROSS         GROSS       ESTIMATED
                                       AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES        VALUE
                                       ----------    ----------    ----------    ----------
                                                          (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies....  $    2,526     $    32       $    --      $    2,558
     Municipal.......................       5,611         194            (1)          5,804
     Corporate.......................       9,812         208            --          10,020
                                       ----------     -------       -------      ----------
  Total debt securities..............      17,949         434            (1)         18,382
                                       ----------     -------       -------      ----------
  Equity securities:
     Preferred.......................     121,365          12           (58)        121,319
     Common..........................         386         704            --           1,090
                                       ----------     -------       -------      ----------
  Total equity securities............     121,751         716           (58)        122,409
                                       ----------     -------       -------      ----------
Total investment securities..........     139,700       1,150           (59)        140,791
                                       ----------     -------       -------      ----------
Mortgage-related securities:
  Federal National Mortgage
     Association ("FNMA") pass
     through certificates............      18,519         439            --          18,958
  Government National Mortgage
     Association ("GNMA") pass
     through certificates............      17,454       1,127            --          18,581
  Federal Home Loan Mortgage
     Corporation ("FHLMC") pass
     through certificates............       9,723         209            (9)          9,923
  Collateralized mortgage obligation
     bonds...........................   1,104,711      13,787        (1,911)      1,116,587
                                       ----------     -------       -------      ----------
Total mortgage-related securities....   1,150,407      15,562        (1,920)      1,164,049
                                       ----------     -------       -------      ----------
Total securities
  available-for-sale.................  $1,290,107     $16,712       $(1,979)     $1,304,840
                                       ==========     =======       =======      ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 2001 are as follows:

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
                                       ==========     =======        =====       ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

7. LOAN PORTFOLIO COMPOSITION

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                      JUNE 30, 2002           DECEMBER 31, 2001
                                                  ----------------------    ----------------------
                                                                PERCENT                   PERCENT
                                                    AMOUNT      OF TOTAL      AMOUNT      OF TOTAL
                                                  ----------    --------    ----------    --------
                                                               (DOLLARS IN THOUSANDS)
Mortgage loans on real estate:
  Single-family residential.....................  $  420,515       7.1%     $  496,336       8.5%
  Cooperative apartment.........................     283,884       4.8         356,500       6.1
  Multi-family residential......................   2,805,589      47.2       2,731,513      46.5
  Commercial real estate........................   1,068,968      18.0       1,019,379      17.3
                                                  ----------     -----      ----------     -----
  Total principal balance -- mortgage loans.....   4,578,956      77.1       4,603,728      78.4
  Less net deferred fees........................       7,300       0.1          11,198       0.2
                                                  ----------     -----      ----------     -----
Total mortgage loans on real estate.............   4,571,656      77.0       4,592,530      78.2
                                                  ----------     -----      ----------     -----
Commercial business loans, net of deferred
  fees..........................................     795,260      13.4         665,829      11.3
                                                  ----------     -----      ----------     -----
Other loans:
  Mortgage warehouse lines of credit............     364,146       6.1         446,542       7.6
  Home equity loans and lines of credit.........     180,566       3.0         141,905       2.4
  Consumer and other loans......................      28,253       0.5          32,002       0.5
                                                  ----------     -----      ----------     -----
  Total principal balance -- other loans........     572,965       9.6         620,449      10.5
  Less unearned discounts and net deferred
     fees.......................................         452       0.0             677       0.0
                                                  ----------     -----      ----------     -----
Total other loans...............................     572,513       9.6         619,772      10.5
                                                  ----------     -----      ----------     -----
Total loans receivable..........................   5,939,429     100.0%      5,878,131     100.0%
                                                  ----------     =====      ----------     =====
Less allowance for loan losses..................      80,126                    78,239
                                                  ----------                ----------
Loans receivable, net...........................  $5,859,303                $5,799,892
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

                                                              JUNE 30,    DECEMBER 31,
                                                                2002          2001
                                                              --------    ------------
                                                               (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential..............................  $ 3,614       $ 3,968
     Cooperative apartment..................................      225           204
     Multi-family residential...............................    1,885         2,312
     Commercial real estate.................................    9,130         6,780
  Commercial business loans.................................   19,186        13,313
  Other loans(1)............................................      889         1,225
                                                              -------       -------
       Total non-accrual loans..............................   34,929        27,802
                                                              -------       -------
Loans past due 90 days or more as to:
  Interest and accruing.....................................      145           130
  Principal and accruing(2).................................    2,263        18,089
                                                              -------       -------
       Total past due loans and accruing....................    2,408        18,219
                                                              -------       -------
       Total non-performing loans...........................   37,337        46,021
                                                              -------       -------
Other real estate owned, net(3).............................        7           130
                                                              -------       -------
Total non-performing assets.................................  $37,344       $46,151
                                                              =======       =======
Restructured Loans..........................................  $ 4,550       $ 4,616
                                                              =======       =======
Allowance for loan losses as a percent of total loans.......     1.35%         1.33%
Allowance for loan losses as a percent of non-performing
  loans.....................................................   214.60%       170.01%
Non-performing loans as a percent of total loans............     0.63%         0.78%
Non-performing assets as a percent of total assets..........     0.47%         0.61%

---------------
(1) Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3) Net of related loss allowances.

9. ALLOWANCE FOR LOAN LOSSES

     It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions as well as those existing in the Bank's market area, the level of past due and non-accrual loans, the value of collateral securing the loans, the level of classified loans and the number of loans requiring heightened management oversight. Management believes that based on information currently available, the Company's allowance for possible loan losses is sufficient to cover all known and inherent losses in its loan portfolio that are both probable and

                       INDEPENDENCE COMMUNITY BANK CORP.

reasonable to estimate at this time. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Allowance at beginning of period............................   $78,239      $72,580
                                                               -------      -------
Provision:
  Mortgage loans............................................       933        1,500
  Commercial business and other loans(1)....................     3,067          975
                                                               -------      -------
  Total provisions..........................................     4,000        2,475
                                                               -------      -------
Charge-offs:
  Mortgage loans............................................       889          142
  Commercial business and other loans(1)....................     2,717        2,136
                                                               -------      -------
  Total charge-offs.........................................     3,606        2,278
                                                               -------      -------
Recoveries:
  Mortgage loans............................................     1,031          282
  Commercial business and other loans(1)....................       462          468
                                                               -------      -------
  Total recoveries..........................................     1,493          750
                                                               -------      -------
Net charge-offs.............................................     2,113        1,528
                                                               -------      -------
Allowance at end of period..................................   $80,126      $73,527
                                                               =======      =======
Allowance for possible loan losses as a percent of total
  loans at period end.......................................      1.35%        1.35%
Allowance for possible loan losses as a percent of total
  non-performing loans at period end(2).....................    214.60%      242.38%

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

     The Company's goodwill was $185.2 million at June 30, 2002 and December 31, 2001. The Company did not recognize an impairment loss as a result of its transitional impairment test effective April 1, 2001 or its annual impairment test effective October 1, 2001. The Company will test the value of its goodwill at least annually.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Company's identifiable intangible assets at the periods indicated:

                                           AT JUNE 30, 2002                   AT DECEMBER 31, 2001
                                  ----------------------------------   ----------------------------------
                                   GROSS                      NET       GROSS                      NET
                                  CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                   AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                  --------   ------------   --------   --------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
Amortized intangible assets:
  Deposit intangibles...........  $47,559      $42,146       $5,413    $47,559      $38,778       $8,781
  Other intangibles.............      800          800           --        800          600          200
                                  -------      -------       ------    -------      -------       ------
          Total.................  $48,359      $42,946       $5,413    $48,359      $39,378       $8,981
                                  =======      =======       ======    =======      =======       ======

     The following sets forth the estimated amortization expense for the years ended December 31:

2002........................................................  $6,935
2003........................................................  $1,855
2004........................................................  $  191
2005........................................................  $   --

     Amortization expense on intangible assets was $1.7 million and $1.9 million for the quarters ended June 30, 2002 and 2001, respectively, and $3.6 million for both the six months ended June 30, 2002 and 2001. In addition, the six month 2001 period included $3.6 million related to the amortization of goodwill reflecting the amortization of goodwill occurring prior to the adoption of the Statement by the Company.

     The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill which was recognized in the six months ended June 30, 2001 as if such goodwill had not been recognized in accordance with SFAS No. 142.

                                                         FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                         ---------------------   -------------------
                                                           2002        2001        2002       2001
                                                         ---------   ---------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income....................................   $31,683     $20,194    $60,400    $36,621
Add back goodwill amortization.........................        --          --         --      3,593
                                                          -------     -------    -------    -------
Adjusted net income....................................   $31,683     $20,194    $60,400    $40,214
                                                          =======     =======    =======    =======
Basic earnings per share:
  As reported..........................................   $  0.61     $  0.38    $  1.16    $  0.70
  Goodwill amortization................................        --          --         --       0.06
                                                          -------     -------    -------    -------
Adjusted basic earnings per share......................   $  0.61     $  0.38    $  1.16    $  0.76
                                                          =======     =======    =======    =======
Diluted earnings per share:
  As reported..........................................   $  0.57     $  0.37    $  1.10    $  0.68
  Goodwill amortization................................        --          --         --       0.06
                                                          -------     -------    -------    -------
Adjusted diluted earnings per share....................   $  0.57     $  0.37    $  1.10    $  0.74
                                                          =======     =======    =======    =======

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

     The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its retail and commercial customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income and by maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy of controlled growth, emphasizing commercial real estate and multi-family residential lending, commercial business lending, mortgage warehouse lines of credit and retail and commercial deposit products, while maintaining asset quality and stable liquidity.

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

CHANGES IN FINANCIAL CONDITION

     General

     Total assets at June 30, 2002 were $7.96 billion, an increase of $333.9 million, from $7.62 billion at December 31, 2001. The increase resulted mainly from the growth of the Company's available-for-sale securities portfolio, which was funded by increased deposits and borrowings. At June 30, 2002, by comparison to December 31, 2001, the Company's available-for-sale securities portfolio, loan portfolio and other assets had grown by $276.8 million, $61.3 million and $24.0 million, respectively. The increases were partially offset by a $28.8 million decrease in cash and cash equivalents.

     Cash and Federal Funds Sold (Collectively "Cash and Cash Equivalents")

     Cash and cash equivalents decreased by 13.8%, from $207.6 million at December 31, 2001 to $178.9 million at June 30, 2002. The $28.8 million decrease was principally due to the use of such assets to fund security purchases and loan originations. (see "-- Securities available-for-sale" and "Loans" below).

     Securities Available-for-Sale

     The aggregate available-for-sale securities portfolio (which includes investment securities and mortgage-related securities) increased $276.8 million or 26.9% from $1.03 billion at December 31, 2001 to $1.30 billion at June 30, 2002.

     The Company's mortgage-related securities portfolio increased from $902.2 million at December 31, 2001 to $1.16 billion at June 30, 2002. The portfolio was comprised of $1.12 billion of AAA rated CMOs and $47.5 million of CMOs which were issued or guaranteed by the FHLMC, the FNMA or the GNMA ("Agency CMOs"). The $261.9 million increase in the portfolio was primarily due to purchases of $467.5 million of AAA rated CMOs with an average yield of 6.17% and $58.4 million of Agency CMOs with a weighted average yield of 5.65%. Partially offsetting the purchases were proceeds totaling approximately $249.2 million received from normal principal repayments and a $14.7 million sale of an agency CMO at a loss of $0.2 million.

     As of June 30, 2002 and December 31, 2001, the Company's investment securities totaled $140.8 million and $125.8 million, respectively, all of which were classified as available-for-sale. The $15.0 million increase was primarily due to purchases of preferred securities and bonds totaling $70.5 million which were partially offset by the proceeds from maturing securities of $4.8 million and from sales of $50.3 million of securities with a weighted average yield of 4.16% at a $0.5 million gain.

     At June 30, 2002, the Company had a $14.7 million net unrealized gain on available-for-sale investment and mortgage-related securities as compared to a $13.7 million net unrealized gain at December 31, 2001.

     Loans

     Loans increased by $61.3 million or 1.0% to $5.94 billion at June 30, 2002 from $5.88 billion at December 31, 2001. The Company continued its focus on expanding its higher yielding portfolios of commercial real estate and commercial business loans as part of its business plan. The Company originated for its own portfolio during the six months ended June 30, 2002 approximately $470.7 million of mortgage loans.

     Multi-family residential loans increased $74.1 million to $2.81 billion at June 30, 2002 compared to $2.73 billion at December 31, 2001. The increase was primarily due to approximately $320.2 million of originations for portfolio retention partially offset by $235.4 million of repayments. Commercial real estate loans increased by $49.6 million during the six months ended June 30, 2002. The Company originated $144.4 million of commercial real estate loans during the six months ended June 30, 2002 but experienced $94.8 million of repayments during the period. As a result of these activities, multi-family residential mortgage loans comprised 47.2% and commercial real estate loans comprised 18.0% of the loan portfolio at June 30, 2002. In addition to continuing to generate mortgage loans for portfolio secured by multi-family and commercial real estate, the Company also originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. During the six months ended June 30, 2002, the Company sold $423.0 million of such loans. As a result of this sales activity, at June 30, 2002, the Company serviced $1.33 billion of multi-family loans for Fannie Mae.

     Mortgage warehouse lines of credit are short-term secured advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages. Mortgage warehouse lines of credit decreased $82.4 million from $446.5 million at December 31, 2001 to $364.1 million at June 30, 2002, due to normal seasonality. Commercial business loans increased $129.4 million or 19.4% to $795.3 million at June 30, 2002 primarily due to originations and advances during the six months ended June 30, 2002 of $255.6 million partially offset by loan repayments of $119.0 million. Partially offsetting the growth in the multi-family and commercial real estate business loan portfolios was the run-off of the Company's residential mortgage portfolio. Single-family residential and cooperative apartment loans decreased $148.4 million from an aggregate of $852.8 million at December 31, 2001 to an aggregate of $704.4 million at June 30, 2002. The decline was due to run-off as a result of the competitive interest rate environment as well as the reduced emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and business loans. The Company originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant Mortgage Corporation ("Cendant"). The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company sold $64.8 million of such loans during the six months ended June 30, 2002.

     Non-Performing Assets

     The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets amounting to 47 basis points (0.47%) at June 30, 2002 compared to 61 basis points (0.61%) at December 31, 2001. At June 30, 2002, the Company's non-performing assets consisted of $34.9 million of non-accrual loans, $145,000 of loans past due 90 days or more as to interest and accruing, $2.3 million of loans past due 90 days or more as to principal and accruing ($0.7 million of which were commercial real estate loans and $1.6 million of which were multi-family residential loans) and $7,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets decreased by $8.8 million to $37.3 million at June 30, 2002 from $46.2 million at December 31, 2001.

     The decrease was primarily due to a $15.8 million decrease in loans past due 90 days or more as to principal but still accruing interest, partially offset by a $7.1 million increase in non-accrual loans, primarily commercial real estate and commercial business loans.

     Allowance for Loan Losses

     The Company's allowance for loan losses amounted to $80.1 million at June 30, 2002, as compared to $78.2 million at December 31, 2001. At June 30, 2002, the Company's allowance amounted to 1.35% of total loans and 214.6% of total non-performing loans compared to 1.33% and 170.0% at December 31, 2001, respectively.

     The Company's allowance for loan losses increased $1.9 million from December 31, 2001 to June 30, 2002 due to a $4.0 million provision for loan losses and $2.1 million of net charge-offs. The provision recorded reflected the Company's increase in non-accrual loans, increase in classified loans, the continued emphasis on commercial real estate and business loan originations, which are generally considered to have greater risk of loss, as well as the recognition of the current economic conditions.

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

     Although management believes the allowance for loan losses at June 30, 2002 was adequate, it will continue to evaluate the adequacy of the allowance for loan losses as changes in loan portfolio composition, the level of non-performing loans, the level of classified loans, the level of delinquencies and charge-offs, changes in economic conditions and other factors may result in the need for adjustments to the allowance.

     Goodwill and Intangible Assets

     Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. The Company's goodwill which aggregated $185.2 million at June 30, 2002 resulted from the acquisitions of Broad and Statewide as well as the acquisition of Bay Ridge Bancorp, Inc. in January 1996. The Company's $5.4 million of identifiable intangible assets at June 30, 2002 resulted primarily from two branch purchase transactions effected in fiscal 1996. The Company's intangible assets decreased by

$3.6 million to $5.4 million at June 30, 2002 from $9.0 million at December 31, 2001 primarily as a result of the amortization of the intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. Most of the remaining identified intangibles as of June 30, 2002 will be amortized by the end of June 2003.

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

     Deposits

     Deposits increased $124.6 million or 2.6% to $4.92 billion at June 30, 2002 compared to $4.79 billion at December 31, 2001. The increase was due to deposit inflows totaling $80.2 million and interest credited of $44.4 million. Lower costing core deposits increased $272.6 million, or 9.3%, to $3.21 billion at June 30, 2002 compared to December 31, 2001 and increased $636.1 million, or 24.7%, from June 30, 2001. This increase reflects the continued successful implementation of the Company's business strategy of increasing core deposits as well as the current interest rate environment and complements the increased emphasis on expanding commercial and consumer relationships. Execution of this strategy is evidenced by the increase in core deposits to approximately 65.3% of total deposits at June 30, 2002 compared to 61.3% and 54.2% of total deposits at December 31, 2001 and June 30, 2001, respectively.

     Borrowings

     Borrowings increased $201.8 million or 12.0% to $1.88 billion at June 30, 2002 compared to $1.68 billion at December 31, 2001. During the six months ended June 30, 2002, the Company took advantage of favorable rates by locking in $350.0 million of adjustable-rate four-year borrowings from the FHLB of New York. These borrowings have a weighted average interest rate of 2.81% and are indexed to the London Inter-Bank Offered Rate (LIBOR). This increase was primarily used to fund the growth in the available-for-sale securities portfolio and to fund loan originations.

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

     As a result of favorable market conditions during fiscal 2001, the Company purchased $0.4 million of the Trust Preferred Securities through an open market transaction. In accordance with the terms of the trust indenture, BNB Capital Trust, a wholly-owned subsidiary of the Company, redeemed all of its outstanding Trust Preferred Securities of $11.5 million, at $10.00 per share, effective June 30, 2002. The redemption was the result of the Company's well capitalized position, as well as the high interest rate paid on the Trust Preferred Securities in relation to the current interest rate environment.

     Equity

     At June 30, 2002, total stockholders' equity totaled $907.1 million, or $15.77 per share, compared to $880.5 million, or $15.08 per share at December 31, 2001. This $26.6 million increase was primarily due to net income of $60.4 million, amortization of the earned portion of restricted stock grants of $4.7 million, $0.1 million related to accelerated vesting of stock options, $9.0 million related to the exercise of stock options and the issuance of shares in payment of directors' fees and $4.0 million related to ESOP shares committed to be released for the six months ended June 30, 2002. Partially offsetting the increases were a $40.0 million reduction in capital due to the purchase of shares in connection with the Company's ongoing open market stock repurchase program and $12.3 million of dividends declared. Tangible book value per share was $12.46 and the tangible equity to tangible assets ratio was 9.22% at June 30, 2002.

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

                                                            FOR THE THREE MONTHS ENDED
                                      -----------------------------------------------------------------------
                                                JUNE 30, 2002                        JUNE 30, 2001
                                      ----------------------------------   ----------------------------------
                                       AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                       BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                                      ----------   --------   ----------   ----------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans..................  $4,517,691   $ 83,041     7.35%      $4,469,071   $ 84,553     7.57%
    Commercial business loans.......     762,217     12,656      6.66         455,746      9,409      8.28
    Mortgage warehouse lines of
      credit........................     301,960      3,528      4.62         272,791      4,726      6.85
    Consumer and other loans(2).....     197,909      3,453      7.00         158,539      3,310      8.37
                                      ----------   --------      ----      ----------   --------      ----
  Total loans.......................   5,779,777    102,678      7.10       5,356,147    101,998      7.62
  Mortgage-related securities.......   1,216,267     18,082      5.95         698,896     11,057      6.33
  Investment securities.............     141,810      1,964      5.54         285,498      3,853      5.40
  Other interest-earning
    assets(3).......................     189,520      1,382      2.93         195,826      2,491      5.10
                                      ----------   --------                ----------   --------
Total interest-earning assets.......   7,327,374   $124,106      6.77       6,536,367   $119,399      7.30
                                                   ========      ----                   --------      ----
Non-interest-earning assets.........     573,136                              561,242
                                      ==========                           ==========
  Total assets......................  $7,900,510                           $7,097,609
                                      ==========                           ==========
Interest-bearing liabilities:
  Deposits:
    Savings deposits................  $1,585,408   $  5,306     1.34%      $1,221,765   $  6,222     2.04%
    Money market deposits...........     181,977        458      1.01         173,364        839      1.94
    Active management accounts
      ("AMA").......................     442,359      1,706      1.55         334,126      3,164      3.80
    Interest-bearing demand
      deposits(4)...................     543,233      1,294      0.96         429,234      1,594      1.99
    Certificates of deposit.........   1,718,727     12,294      2.87       2,233,651     30,269      5.44
                                      ----------   --------                ----------   --------
      Total interest-bearing
        deposits....................   4,471,704     21,058      1.89       4,392,140     42,088      3.84
      Non interest-bearing
        deposits....................     511,868         --      0.00         378,764         --      0.00
                                      ----------   --------      ----      ----------   --------      ----
      Total deposits................   4,983,572     21,058      1.69       4,770,904     42,088      3.54
  Cumulative trust preferred
    securities......................      10,819        263      9.71          11,067        262      9.50
  Borrowings........................   1,886,681     23,003      4.89       1,352,409     18,751      5.56
                                      ----------   --------                ----------   --------
Total interest-bearing
  liabilities.......................   6,881,072     44,324      2.58       6,134,380     61,101      4.00
                                                   --------      ----      ----------   --------      ----
Non-interest-bearing liabilities....     124,475                              145,680
                                      ----------                           ----------
Total liabilities...................   7,005,547                            6,280,060
Total equity........................     894,963                              817,549
                                      ----------                           ----------
Total liabilities and equity........  $7,900,510                           $7,097,609
                                      ==========                           ==========
Net interest-earning assets.........  $  446,302
                                      ==========
Net interest income/interest rate
  spread............................               $ 79,782     4.19%                   $ 58,298     3.30%
                                                   ========     ====                    ========     ====
Net interest margin.................                            4.35%                                3.56%
                                                                ====                                 ====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.......................                             1.06x                                1.06x
                                                                 ====                                 ====

                                                             FOR THE SIX MONTHS ENDED
                                      -----------------------------------------------------------------------
                                                JUNE 30, 2002                        JUNE 30, 2001
                                      ----------------------------------   ----------------------------------
                                       AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                       BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                                      ----------   --------   ----------   ----------   --------   ----------
                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans..................  $4,525,443   $167,592     7.41%      $4,569,849   $172,903     7.57%
    Commercial business loans.......     725,978     23,950      6.65         411,993     17,961      8.79
    Mortgage warehouse lines of
      credit........................     322,506      7,519      4.64         205,992      7,611      7.35
    Consumer and other loans(2).....     189,772      6,687      7.11         157,265      6,553      8.40
                                      ----------   --------      ----      ----------   --------      ----
  Total loans.......................   5,763,699    205,748      7.15       5,345,099    205,028      7.68
  Mortgage-related securities.......   1,076,895     32,252      5.99         717,461     22,826      6.36
  Investment securities.............     139,693      3,805      5.45         235,057      6,808      5.79
  Other interest-earning
    assets(3).......................     231,311      3,105      2.71         194,228      5,152      5.35
                                      ----------   --------                ----------   --------
Total interest-earning assets.......   7,211,598    244,910      6.80       6,491,845    239,814      7.39
                                                   --------      ----                   --------      ----
Non-interest-earning assets.........     573,644                              567,280
                                      ==========                           ==========
  Total assets......................  $7,785,242                           $7,059,125
                                      ==========                           ==========
Interest-bearing liabilities:
  Deposits:
    Savings deposits................  $1,547,471     10,652     1.39%      $1,198,196     12,268     2.06%
    Money market deposits...........     181,437        912      1.01         174,664      1,736      2.00
    Active management accounts
      ("AMA").......................     444,026      3,543      1.61         305,787      6,254      4.12
    Interest-bearing demand
      deposits(4)...................     513,355      2,543      0.99         408,124      3,044      1.50
    Certificates of deposit.........   1,758,686     26,720      3.06       2,227,530     61,912      5.60
                                      ----------   --------                ----------   --------
      Total interest-bearing
        deposits....................   4,444,975     44,370      2.01       4,314,301     85,214      3.98
      Non interest-bearing
        deposits....................     487,897         --      0.00         370,335         --      0.00
                                      ----------   --------      ----      ----------   --------      ----
      Total deposits................   4,932,872     44,370      1.81       4,684,636     85,214      3.67
  Cumulative trust preferred
    securities......................      10,942        524      9.57          11,067        524      9.47
  Borrowings........................   1,830,486     45,407      5.00       1,410,755     39,179      5.60
                                      ----------   --------                ----------   --------
Total interest-bearing
  liabilities.......................   6,774,300     90,301      2.69       6,106,458    124,917      4.13
                                      ----------   --------      ----      ----------   --------      ----
Non-interest-bearing liabilities....     124,012                              140,849
                                      ----------                           ----------
Total liabilities...................   6,898,312                            6,247,307
Total equity........................     886,930                              811,819
                                      ----------                           ----------
Total liabilities and equity........  $7,785,242                           $7,059,126
                                      ==========                           ==========
Net interest-earning assets.........  $  437,298                           $  385,387
                                      ==========                           ==========
Net interest income/interest rate
  spread............................               $154,609     4.11%                   $114,897     3.26%
                                                   ========     ====                    ========     ====
Net interest margin.................                            4.27%                                3.51%
                                                                ====                                 ====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities.......................                             1.06x                                1.06x
                                                                 ====                                 ====

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

                                   THREE MONTHS ENDED JUNE 30, 2002    SIX MONTHS ENDED JUNE 30, 2002
                                          COMPARED TO THREE                   COMPARED TO SIX
                                      MONTHS ENDED JUNE 30, 2001         MONTHS ENDED JUNE 30, 2001
                                   --------------------------------   --------------------------------
                                   INCREASE (DECREASE)                INCREASE (DECREASE)
                                         DUE TO          TOTAL NET          DUE TO          TOTAL NET
                                   -------------------    INCREASE    -------------------    INCREASE
                                     RATE      VOLUME    (DECREASE)     RATE      VOLUME    (DECREASE)
                                   --------    -------   ----------   --------   --------   ----------
                                                             (IN THOUSANDS)
Interest-earning assets:
Loans receivable:
  Mortgage loans.................  $ (3,035)   $ 1,523    $(1,512)    $ (4,833)  $   (478)   $ (5,311)
  Commercial business loans......    (2,121)     5,367      3,246       (5,177)    11,166       5,989
  Mortgage Warehouse lines of
     credit......................    (1,662)       464     (1,198)      (3,435)     3,343         (92)
  Other loans(1).................      (596)       740        144       (1,103)     1,237         134
                                   --------    -------    -------     --------   --------    --------
Total loans receivable...........    (7,414)     8,094        680      (14,548)    15,268         720
Mortgage-related securities......      (702)     7,727      7,025       (1,398)    10,824       9,426
Investment securities............        97     (1,986)    (1,889)        (389)    (2,614)     (3,003)
Other interest-earning assets....    (1,031)       (78)    (1,109)      (2,895)       848      (2,047)
                                   --------    -------    -------     --------   --------    --------
Total net change in income on
  interest-earning assets........    (9,050)    13,757      4,707      (19,230)    24,326       5,096
Interest-bearing liabilities:
  Deposits:
     Savings deposits............    (2,473)     1,553       (920)      (4,651)     3,035      (1,616)
     Money market deposits.......      (421)        40       (381)        (890)        65        (825)
     AMA deposits................    (2,268)       810     (1,458)      (4,808)     2,097      (2,711)
     Interest-bearing demand
       deposits..................      (695)       399       (296)      (1,241)       741        (500)
     Certificates of deposit.....   (12,084)    (5,891)   (17,975)     (24,031)   (11,161)    (35,192)
                                   --------    -------    -------     --------   --------    --------
Total deposits...................   (17,941)    (3,089)   (21,030)     (35,621)    (5,223)    (40,844)
Trust preferred securities.......         6         (5)         1            6         (6)         --
Borrowings.......................    (2,469)     6,721      4,252       (4,524)    10,752       6,228
                                   --------    -------    -------     --------   --------    --------
Total net change in expense on
  interest-bearing liabilities...   (20,404)     3,627    (16,777)     (40,139)     5,523     (34,616)
Net change in net interest
  income.........................  $ 11,354    $10,130    $21,484     $ 20,909   $ 18,803    $ 39,712
                                   ========    =======    =======     ========   ========    ========

---------------
(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     General

     The Company reported a 54.1% increase in diluted earnings per share to $0.57 for the quarter ended June 30, 2002 compared to $0.37 for the quarter ended June 30, 2001. Net income increased 56.9% to $31.7 million for the quarter ended June 30, 2002 compared to $20.2 million for the quarter ended June 30, 2001.

     Cash earnings for the quarter ended June 30, 2002 increased 48.0% to $36.2 million and increased 46.7% per diluted share to $0.66 compared to the same period in the prior year. Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock benefit plans, net of tax. The Company believes the reporting of cash earnings along with earnings calculated in accordance with generally accepted accounting principles (GAAP) provides further insight into the Company's operating performance.

     Net Interest Income

     Net interest income increased by $21.5 million or 36.9% to $79.8 million for the three months ended June 30, 2002 as compared to $58.3 million for the three months ended June 30, 2001. The increase was due to a $16.8 million decrease in interest expense combined with a $4.7 million increase in interest income. The growth in net interest income primarily reflects the 79 basis point increase in net interest margin as well as a $791.0 million increase in average interest-earning assets during the three months ended June 30, 2002, as compared to the same period in the prior year. The increase in average interest-earning assets was primarily attributable to growth in mortgage-related securities, commercial mortgage and business loans and mortgage warehouse lines of credit.

     The Company's net interest margin increased 79 basis points to 4.35% for the three months ended June 30, 2002 compared to 3.56% for the three months ended June 30, 2001. For the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, the rate paid on average interest-bearing liabilities decreased 142 basis points, more than offsetting the 53 basis point decline in yields earned on interest-earning assets. This decline mirrored the movement in the yield curve with short-term rates declining more rapidly than longer-term rates. Complementing the movement in the yield curve, the Company contributed to the improvement in net interest margin by originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on delivering core deposits. In addition, the Company continued a disciplined pricing strategy for deposits, which was effective in addressing the current interest rate yield curve. Management expects that favorable repricing of deposits should level off during the remainder of the calendar year.

     Interest income increased by $4.7 million to $124.1 million for the quarter ended June 30, 2002 compared to $119.4 million for the quarter ended June 30, 2001. Interest income on loans increased $0.7 million due to a $423.6 million increase in the average balance of loans offset by a 52 basis point decrease in the yield earned on loans from 7.62% for the three months ended June 30, 2001 to 7.10% for the three months ended June 30, 2002. The increase in the average balance is primarily due to a $489.0 million increase in the average balance of commercial mortgage and business loans, accompanied by a $129.0 million increase in the average balance of multi-family loans. Partially offsetting the growth in these three portfolios was a decrease of $262.9 million in the average balance of the Company's single-family and cooperative apartment loans due to an increase in prepayments. In addition, the Company primarily originates single-family loans for sale through its private label program with Cendant. The decrease in yield is due to the current interest rate yield curve and the Company's investment in commercial business loans and mortgage warehouse lines of credit which are primarily variable-rate loans.

     Income on investment securities declined $1.9 million due to a $143.7 million decrease in the average balance of investment securities for the quarter ended June 30, 2002 compared to the same period in the prior year partially offset by a 14 basis point increase in the yield earned from 5.40% for the quarter ended June 30, 2001 to 5.54% for the quarter ended June 30, 2002. Interest income on mortgage-related securities increased $7.0 million during the three months ended June 30, 2002 compared to the three months ended June 30, 2001 as a result of a $517.4 million increase in the average balance of these securities partially offset by a 38 basis point decrease in the yield earned from 6.33% for the quarter ended June 30, 2001 to 5.95% for the quarter ended June 30, 2002. The increase in the average balance was primarily due to an increase of borrowings which were invested in mortgage-related securities. The overall decline in the yields on securities reflected the decline in general market rates of interest experienced during calendar 2001.

     Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $1.1 million in the current quarter compared to the prior year quarter due to a decrease of $0.7 million in interest on short-term investments and a decrease of $0.4 million in dividends on FHLB stock.

     Interest expense decreased $16.8 million to $44.3 million or 27.5% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease primarily reflects a 185 basis point decrease in the average rate paid on deposits to 1.69% for the quarter ended June 30, 2002 compared to 3.54% for the quarter ended June 30, 2001. The decrease in rates was attributable to the continued disciplined pricing strategy which was effective in addressing the current interest rate yield curve. This decrease was partially offset by a $212.7 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of core deposits increased $727.6 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The $534.3 million increase in the average balance of FHLB borrowings, which have primarily been used to fund purchase of mortgage-related securities and commercial mortgage and business loan originations, resulted in additional interest expense of $4.3 million.

     Provision for Loan Losses

     The Company's provision for loan losses increased slightly by $125,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, the level of delinquencies and charge-offs, the increase in mortgage warehouse advances, the continued emphasis on commercial mortgage and business loan originations as well as the recognition of the current economic condition.

     Non-performing assets as a percentage of total assets totaled 47 basis points at June 30, 2002 compared to 42 basis points at June 30, 2001. Non-performing assets increased 22.6% to $37.3 million at June 30, 2002 compared to $30.5 million at June 30, 2001. The $6.8 million increase was primarily due to an increase of $20.1 million in non-accrual loans, primarily commercial mortgage and business loans, which was partially offset by a $13.0 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. The Company's allowance amounted to 1.35% of total loans at both June 30, 2002 and 2001.

     Non-Interest Income

     Emphasis on fee-based income continues to gain momentum throughout the various divisions within the Company. As a result of a variety of initiatives, the Company experienced a 23.1% increase in non-interest income, from $13.6 million for the quarter ended June 30, 2001 to $16.8 million for quarter ended June 30, 2002.

     During the quarter ended June 30, 2002, the Company recognized net gains of $0.3 million on the sales of loans and securities, primarily related to $0.5 million in gains on sales of equity securities partially offset by a $0.2 million loss on the sale of a $14.7 million agency CMO. During the quarter ended June 30, 2001, the Company recognized net gains of $0.8 million on the sale of loans and securities substantially all of which relates to the gain on the sale of a $4.7 million investment security.

     In the quarter ended June 30, 2002, the Company's mortgage-banking activities resulted in total revenue of $2.6 million compared to $3.0 million in the quarter ended June 30, 2001. The Company continues to originate for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. As part of these transactions, the Company retains a portion of the associated credit risk. At June 30, 2002, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $89.5 million. Such amount will continue to increase as long as the Company continues to sell loans under this program to Fannie Mae. The Company retains this level of exposure until the portfolio of loans are paid in entirety or the Company funds claims by Fannie Mae for the maximum loss exposure. Although all of the loans in the portfolio are currently fully performing, the Company has determined that the establishment of a liability related to the fair value of the retained credit exposure is appropriate. As a result, during the quarter ended June 30, 2002, the Company recorded a $0.7 million liability related to this potential exposure. At June 30, 2002 the liability totaled $3.1 million.

     The $0.4 million decrease in mortgage-banking activities for the quarter ended June 30, 2002 compared to the prior year quarter was primarily due to the addition of $0.7 million to the retained recourse liability, $0.3 million lower gains on sales and capitalized servicing rights and $0.4 million additional amortization of capitalized servicing rights partially offset by $0.9 million of origination and servicing fees. During the quarter ended June 30, 2002, the Company sold $216.7 million of loans compared to $142.7 million during the quarter ended June 30, 2001.

     Service fee income increased by $3.8 million, or 48.5% for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. The increase was principally due to approximately $1.6 million in mortgage prepayment fees combined with a $0.5 million increase in the Company's modification and extension fees on mortgage loans and a $0.4 million increase in non-deferred loan fees due to the current interest rate environment and resulting refinance market. In addition, banking fees increased $0.4 million, or 6.2% related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits, as well as an increase in per unit charges and the introduction in June 2001 of a debit card program. The increase in fee income is also partly due to increased fees of $1.0 million on the sales of mutual funds and annuity products as investors seek higher yielding investment opportunities.

     Non-Interest Expenses

     Non-interest expense increased $7.3 million to $45.1 million for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. This increase was primarily attributable to a $4.5 million increase in compensation and benefits, $0.5 million increase in occupancy costs and $2.4 million increase in other non-interest expense. Effective April 1, 2001, the Company adopted SFAS No. 142 which resulted in discontinuing the amortization of goodwill. As a result, there was no amortization of goodwill for the comparative quarters. The Company currently expects to open approximately twelve de novo branch locations during the twelve months ended June 30, 2003 and as a result anticipates experiencing higher annual operating costs.

     Compensation and employee benefits expense increased $4.5 million or 23.4% to $23.7 million for the three months ended June 30, 2002 as compared to the same period in the prior year. The increase was due to increases in compensation of $1.9 million, incentive pay of $2.1 million and stock related benefit plan costs of $0.7 million. The additional compensation and incentive pay was primarily the result of the continuing build-up and expansion of the Company's infrastructure. During calendar 2001 and 2002, the Company recruited several senior executives, including a Chief Credit Officer and Chief Information Officer, to add to senior management. In addition, the Company increased the number of highly experienced senior lenders to serve pre-existing markets and to expand into neighboring geographical areas. The Company also realized increases as a result of the expansion of retail banking initiatives, such as the addition of a private/banking wealth management group in 2002.

     Occupancy costs increased $0.5 million or 9.4% to $6.1 million during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase was primarily the result of additional costs associated with the expansion of commercial lending, private banking group and de novo branches.

     Data processing service expenses increased by $0.2 million or 9.4% to $2.6 million during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase was primarily the result of additional costs associated with the expansion of operations resulting from the five de novo branches opened during the twelve months ended June 30, 2002.

     Amortization of intangible assets will continue under SFAS No. 142. The Company's intangible assets consist primarily of core deposit intangibles recorded as the result of premiums paid on deposits acquired from two branch purchase transactions. Amortization of intangible assets decreased $0.2 million during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. The decrease was due to the April 2002 completion of the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage-Banking Finance Group.

     Other non-interest expenses increased $2.4 million or 34.6% to $9.5 million for the three months ended June 30, 2002 compared to the same period in the prior year. These costs primarily relate to branch facilities and back office support associated with business initiatives. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

INCOME TAXES

     Income tax expense amounted to $17.8 million and $12.1 million for the three months ended June 30, 2002 and 2001, respectively. The increase experienced in the 2002 period reflected the $17.2 million increase in the Company's income before provision for income taxes partially offset by a decrease in the Company's effective tax rate for the three months ended June 30, 2002 to 36.0% compared to 37.5% for the three months ended June 30, 2001.

     As of June 30, 2002, the Company had a net deferred tax asset of $55.5 million including a $6.6 million valuation allowance. The Company has identified the valuation of deferred tax assets as a critical accounting policy. During fiscal 2001, the Company recorded a $17.2 million adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998. The valuation allowance relates to management's expectation that a portion of such deferred tax asset may not be fully realized.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     General

     The Company reported a 61.8% increase in diluted earnings per share to $1.10 for the six months ended June 30, 2002 compared to $0.68 for the six months ended June 30, 2001. Net income increased 64.9% to $60.4 million for the six months ended June 30, 2002 compared to $36.6 million for the six months ended June 30, 2001. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill, which totaled $185.2 million at such date. As a result of the adoption, net income increased by $3.6 million and diluted earnings per share increased by $0.06 for the six months ended June 30, 2002.

     Cash earnings for the six months ended June 30, 2002 increased 44.8% to $69.5 million and increased 41.6% per diluted share to $1.26 compared to the same period in the prior year. Cash earnings include net income adjusted for the amortization of goodwill and intangibles and certain charges related to the Company's stock benefit plans, net of tax.

     Net Interest Income

     Net interest income increased by $39.7 million or 34.6% to $154.6 million for the six months ended June 30, 2002 as compared $114.9 million for the six months ended June 30, 2001. The increase was due to a $34.6 million decrease in interest expense combined with a $5.1 million increase in interest income. The growth in net interest income primarily reflects the 76 basis point increase in net interest margin as well as a $719.8 million increase in average interest-earning assets during the six months ended June 30, 2002, as compared to the same period in the prior year. The increase in average interest-earning assets was primarily attributable to growth in commercial mortgage and business loans and mortgage-related securities.

     The Company's net interest margin increased 76 basis points to 4.27% for the six months ended June 30, 2002 compared to 3.51% for the six months ended June 30, 2001. For the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, the rate paid on average interest-bearing liabilities decreased 144 basis points, more than offsetting the 59 basis point decline in yields earned on interest-earning assets. This decline mirrored the movement in the yield curve with short-term rates declining more rapidly than longer-term rates. Complementing the movement in the yield curve, the Company contributed to the improvement in net interest margin by originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on delivering core deposits. In addition, the Company continued a disciplined pricing strategy for deposits, which was effective in addressing the current interest rate yield curve. Management expects that favorable repricing of deposits should level off during the remainder of the calendar year.

     Interest income increased by $5.1 million to $244.9 million for the six months ended June 30, 2002 compared to $239.8 million for the six months ended June 30, 2001. Interest income on loans increased $0.7 million due to a $418.6 million increase in the average balance of loans offset by a 53 basis point decrease in the yield earned on loans from 7.68% for the six months ended June 30, 2001 to 7.15% for the six months ended June 30, 2002. The increase in the average balance is primarily due to a $514.6 million increase in the average balance of commercial mortgage and business loans, accompanied by a $116.5 million increase in the average balance of mortgage warehouse lines of credit. The increase in the mortgage warehouse lines of credit was due to internal growth of $33.0 million fueled by a robust residential mortgage refinance market and the acquisition in April 2001 of $83.5 million of outstanding mortgage warehouse advances. Partially offsetting the growth in these three portfolios was a decrease of $247.4 million in the average balance of the Company's single-family and cooperative apartment loans due to an increase in prepayments as borrowers refinanced their loans elsewhere. The Company primarily originates single-family loans for sale through its private label program with Cendant. The average balance of multi-family residential loans remained level as new business was offset by prepayments and the Company continued its emphasis on originating multi-family residential loans for sale in the secondary market. The decrease in yield is due to the current interest rate yield curve and the Company's investment in commercial business loans and mortgage warehouse lines of credit which are primarily variable-rate loans and thus, are repricing downward in the current interest rate environment.

     Income on investment securities declined $3.0 million due to a 34 basis point decrease in the yield earned from 5.79% for the six months ended June 30, 2001 to 5.45% for the six months ended June 30, 2002 and a $95.4 million decrease in the average balance of investment securities for the six months ended June 30, 2002 compared to the same period in the prior year. Interest income on mortgage-related securities increased $9.4 million during the six months ended June 30, 2002 compared to the six months ended June 30, 2001 as a result of a $359.4 million increase in the average balance of these securities partially offset by a 37 basis point decrease in the yield earned from 6.36% for the six months ended June 30, 2001 to 5.99% for the six months ended June 30, 2002. The increase in the average balance was primarily due to an increase of borrowings, the proceeds of which were invested in mortgage-related securities. The declines in the yields on securities reflected the decline in general market rates of interest experienced during calendar 2001. Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $2.0 million in the current six months compared to the same period in the prior year due to a decrease of $1.0 million in interest on short-term investments and a decrease of $1.0 million in dividends on FHLB stock.

     Interest expense decreased $34.6 million or 27.7% to $90.3 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease primarily reflects a 186 basis point decrease in the average rate paid on deposits to 1.81% for the six months ended June 30, 2002 compared to 3.67% for the six months ended June 30, 2001. The decrease in rates was attributable to the continued disciplined pricing strategy which was effective in addressing the current interest rate yield curve. This decrease was partially offset by a $248.0 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of core deposits increased $717.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The $419.7 million increase in the average balance of FHLB borrowings, which have primarily been used to fund purchase of mortgage-related securities and commercial mortgage and business loan originations, resulted in additional interest expense of $6.2 million.

     Provision for Loan Losses

     The Company's provision for loan losses increased by $1.5 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, increase in delinquencies and charge-offs, the increase in mortgage warehouse advances, the continued emphasis on commercial mortgage and business loan originations as well as the recognition of the current economic condition.

     Non-Interest Income

     As a result of a variety of initiatives, the Company experienced a 25.6% increase in non-interest income, from $26.2 million for the six months ended June 30, 2001 to $33.0 million for six months ended June 30, 2002.

     During the six months ended June 30, 2002, the Company recognized net gains of $0.5 million on the sales of loans and securities, substantially all of which relates to the gain on the sale of equity securities. During the six months ended June 30, 2001, the Company recognized a net gain of $1.1 million on the sale of $4.7 million of securities.

     In the six months ended June 30, 2002, the Company's mortgage-banking activities resulted in total revenue of $4.7 million compared to $7.1 million in the six months ended June 30, 2001. The Company continues to originate for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold.

     The $2.3 million decrease in mortgage-banking activities for the six months ended June 30, 2002 compared to the same period in the prior year was primarily due to the establishment of the $3.1 million liability related to the retained credit exposure, $1.7 million lower gains on sales and $1.0 million additional amortization of capitalized servicing rights partially offset by increases of $1.5 million of gains on capitalized servicing rights and $1.5 million of higher origination and servicing fees. During the six months ended June 30, 2002, the Company sold $423.0 million of loans. During the six months ended June 30, 2001, the Company sold $555.8 million, of which $295.7 million were originated for sale and $260.1 million were sold from portfolio.

     Service fee income increased by $9.0 million, or 63.6% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increase was principally due to approximately $3.3 million in mortgage prepayment fees combined with a $1.6 million increase in the Company's modification and extension fees on mortgage loans and a $1.1 million increase in non-deferred loan fees due to the current interest rate environment and resulting refinance market. In addition, banking fees increased $1.5 million, or 13.5% related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits as well as an increase in per unit charges and the introduction in June 2001 of a debit card program. The increase in fee income is also partly due to increased fees of $1.4 million on the sales of mutual funds and annuity products as investors seek higher yielding investment opportunities.

     Income on BOLI increased $0.7 million, or 28.3% to $3.4 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due to an increase in the cash surrender value of BOLI.

     Non-Interest Expenses

     Non-interest expense, excluding amortization of goodwill, increased $14.4 million to $88.9 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase was primarily attributable to a $10.6 million increase in compensation and benefits, $1.2 million increase in data processing fees and $2.4 million in other non-interest expense. Effective April 1, 2001, the Company adopted SFAS No. 142 which resulted in discontinuing the amortization of goodwill. As a result, amortization of goodwill decreased by $3.6 million for the six months ended June 30, 2002 compared to June 30, 2001. The Company currently expects to open approximately twelve locations during the next twelve to eighteen months and as a result anticipates higher annual operating costs.

     Compensation and employee benefits expense increased $10.6 million or 30.0% to $46.1 million for the six months ended June 30, 2002 as compared to the same period in the prior year. The increase was due to increases in compensation of $4.5 million, incentive pay of $3.1 million, stock-related benefit plan costs of $1.7 million, medical costs of $0.8 million and post-retirement health care costs of $0.3 million. The additional compensation and incentive pay was primarily the result of the continuation of building and expanding the Company's infrastructure. During calendar 2001 and 2002, the Company recruited several senior executives, including a Chief Credit Officer and Chief Information Officer, to add to senior management. In addition, the Company increased the number of highly experienced senior lenders to serve its pre-existing markets and to expand into neighboring geographical areas. The Company also realized increases as a result of the expansion of retail banking initiatives, such as the addition of a private/banking wealth management group in 2002.

     Occupancy costs increased $0.3 million to $11.9 million during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase was primarily the result of the expansion of operations resulting from the opening of five de novo branches during the twelve months ended June 30, 2002.

     Data processing service expenses increased by $1.2 million or 30.9% to $5.1 million during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase was primarily the result of additional costs associated with the expansion of operations resulting from the five de novo branches opened during the twelve months ended June 30, 2002.

     Amortization of intangible assets will continue under SFAS No. 142. The Company's intangible assets consist primarily of core deposit intangibles recorded as the result of premiums paid on deposits acquired from two branch purchase transactions. Amortization of intangible assets decreased $40,000 during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decrease was due to the completion in April 2002 of the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage-Banking Finance Group.

     Other non-interest expenses increased $2.4 million, or 14.6%, to $19.0 million for the six months ended June 30, 2002 compared to the same period in the prior year. These costs primarily relate to branch facilities and back office support associated with business initiatives. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

     Income Taxes

     Income tax expense amounted to $34.3 million and $24.0 million for the six months ended June 30, 2002 and 2001, respectively. The increase experienced in the 2002 period reflected the $34.1 million increase in the Company's income before income taxes partially offset by a decrease in the Company's effective tax rate for the six months ended June 30, 2002 to 36.2% compared to 39.6% for the six months ended June 30, 2001. The decrease in effective tax rate was primarily due to the adoption of SFAS No. 142, effective April 1, 2001, which discontinues the amortization of non-tax-deductible goodwill for book purposes.

REGULATORY CAPITAL REQUIREMENTS

     The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 2002.

                                            REQUIRED              ACTUAL               EXCESS
                                       ------------------   ------------------   ------------------
                                       PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                                       -------   --------   -------   --------   -------   --------
                                                          (DOLLARS IN THOUSANDS)
Tier I leverage capital
  ratio(1)(2)........................    4.0%    $306,853     8.4%    $646,861     4.4%    $340,008
Risk-based capital ratios:(2)
  Tier I.............................    4.0      251,535    10.3      646,861     6.3      395,326
  Total..............................    8.0      503,071    11.6      729,998     3.6      226,927

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

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York, only to a limited degree as a source of funds. However, due to the Company's increased focus on expanding its commercial mortgage and business loan portfolios, the Company increased its FHLB borrowings to $1.88 billion at June 30, 2002.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At June 30, 2002, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $236.8 million consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended June 30, 2003. In addition, at June 30, 2002, unused commercial business lines of credit and mortgage warehouse lines of credit outstanding were $262.9 million and $290.5 million, respectively. At June 30, 2002 outstanding commitments for other loans totaled $78.4 million, primarily comprised of home equity loans and lines of credit. Certificates of deposit scheduled to mature in one year or less at June 30, 2002 totaled $1.39 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The net interest margin is directly affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities, and the credit quality of the loan portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks, and to maintain adequate liquidity.

     Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is chaired by the Treasurer, and includes the Chief Executive Officer, Chief Financial Officer, Chief Credit Officer and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments, and identify acceptable counterparties to securities and off-balance sheet transactions.

     ALCO risk management strategies allow for the assumption of interest rate risk within the Board approved limits. The strategies are formulated based upon ALCO's assessments of likely market developments and trends in the Company's lending and consumer banking businesses. Strategies are developed with the aim of enhancing the Company's net income and capital, while ensuring the risks to income and capital from adverse movements in interest rates are acceptable. Management monitors the sensitivity of net interest income by utilizing a dynamic simulation model complemented by a traditional GAP analysis.

     The simulation model measures the sensitivity of net interest income to changes in market interest rates. The simulation involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include contractual maturities, prepayments, repricing characteristics, deposit retention and the relative sensitivity of assets and liabilities to changes in market interest rates.

     The Board has established certain limits for the potential volatility of net interest income as projected by the simulation model. Volatility is measured from a base case where rates are assumed to be flat. Volatility is expressed as the percentage change, from the base case, in net interest income over a 12-month period.

     The model is kept static with respect to the composition of the balance sheet and, therefore does not reflect management's ability to proactively manage in changing market conditions. Management may choose to extend or shorten the maturities of the Company's funding sources and redirect cash flows into assets with shorter or longer durations.

     Based on the information and assumptions in effect at June 30, 2002, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $6.9 million or 2.13%, while a 100 basis point gradual decrease in interest rates would decrease net interest income by $3.8 million or 1.17%.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or re-pricing within a specific time period and the amount of interest-bearing liabilities maturing or re-pricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2002, the Company's one-year cumulative gap position was negative 7.93%. A positive gap will generally result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on the net interest margin.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2002, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to re-price or mature in each of the future time periods shown (the Gap Table). The amount of assets and liabilities shown which re-price or mature during a particular period was determined in accordance with the earlier of the term to re-price or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected re-pricing of assets and liabilities at June 30, 2002 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly impacted by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

     The Gap Table does not indicate the impact of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities will differ from the Company's estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when they may be exercised. Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time. Within the one year time period, money market accounts were assumed to decay at 55%, savings accounts were assumed to decay at 30% and NOW accounts were assumed to decay at 40%. Deposit decay rates (estimated deposit withdrawal activity) can have a significant impact on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed decay rates will approximate actual future deposit withdrawal activity.

     The following table reflects the repricing of the balance sheet, or "gap" position at June 30, 2002.

                                    0 - 90     91 - 180    181 - 365     1 - 5        OVER 5
                                     DAYS        DAYS        DAYS        YEARS        YEARS        TOTAL
                                  ----------   ---------   ---------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Interest-earning assets:
  Mortgage loans(1).............  $  322,777   $ 254,199   $ 462,504   $2,826,020   $  706,156   $4,571,656
  Commercial business and other
    loans.......................     864,701      31,918      63,036      318,212       89,906    1,367,773
  Mortgage-related securities
    and other securities(2).....      37,456      25,087      85,580      905,976      236,008    1,290,107
  Other interest-earning
    assets(3)...................      43,685          --          --           --       96,802      140,487
                                  ----------   ---------   ---------   ----------   ----------   ----------
Total interest-earning assets...   1,268,619     311,204     611,120    4,050,208    1,128,872    7,370,023
Interest-bearing liabilities:
  Savings, NOW and money market
    deposits....................     252,126     252,127     504,253      559,711    1,155,303    2,723,520
  Time deposits.................     718,949     380,905     260,715      345,108           --    1,705,677
  Borrowings....................     378,000      50,000      25,000      791,550      640,000    1,884,550
                                  ----------   ---------   ---------   ----------   ----------   ----------
Total interest-bearing
  liabilities...................   1,349,075     683,032     789,968    1,696,369    1,795,303    6,313,747
Interest sensitivity gap........     (80,456)   (371,828)   (178,848)   2,353,839     (666,431)
                                  ----------   ---------   ---------   ----------   ----------
Cumulative interest sensitivity
  gap...........................  $  (80,456)  $(452,284)  $(631,132)  $1,722,707   $1,056,276
                                  ==========   =========   =========   ==========   ==========
Cumulative interest sensitivity
  gap as a percentage of total
  assets........................       (1.01)%     (5.68)%     (7.93)%      21.65%       13.27%
                                  ==========   =========   =========   ==========   ==========

---------------
(1) Based upon contractual maturity, repricing date, if applicable, and management's estimate of principal prepayments.

(2) Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3) Includes federal funds sold, overnight deposits and FHLB stock.

                               OTHER INFORMATION

PART II
     ITEM 1.
              LEGAL PROCEEDINGS
              Not applicable
     ITEM 2.
              CHANGES IN SECURITIES AND USE OF PROCEEDS
              Not applicable
     ITEM 3.
              DEFAULTS UPON SENIOR SECURITIES
              Not applicable
     ITEM 4.
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              (a) The Company held its Annual Meeting of Stockholders on
              May 23, 2002. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated April 10, 2002. Of the 57,746,902 shares eligible to vote at the meeting, 49,116,788 were represented in person or by proxy.
              (b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected for a three-year term expiring in 2005.
              (c) Two additional proposals were submitted for a vote, with the following results:

                                                              NO. OF VOTES   NO. OF VOTES   NO. OF VOTES
                                                                  FOR          AGAINST       ABSTAINING
                                                              ------------   ------------   ------------
             (1) To adopt the 2002 Stock Incentive Plan.....   42,263,756      6,339,994      513,038
             (2) Ratification of the appointment of Ernst &
                 Young LLP as independent auditors for the
                 fiscal year ending December 31, 2002.......   47,732,661      1,094,003      290,124

              There were no broker non-votes on these two proposals.
     ITEM 5.
              OTHER INFORMATION
              On August 12, 2002, the Chief Executive Officer and the
              Chief Financial Officer of the Company voluntarily filed pursuant to a Form 8-K the sworn statements attached thereto as Exhibits 99.1 and 99.2 with the Securities and Exchange
              Commission ("SEC") with respect to the matters set forth in the SEC's Order No. 4-460, dated June 27, 2002 (the
              "Order"), and pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934. The Company has chosen to voluntarily comply with the provisions of the Order even though it is not subject to the Order.
     ITEM 6.
              EXHIBITS AND REPORTS ON FORM 8-K
              a) Reports on Form 8-K

             DATE                             ITEM AND DESCRIPTION
             ----                             --------------------
             None
             b) Exhibits

             NO.                           DESCRIPTION
             ---                           -----------
             99.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             99.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.

Date: August 13, 2002                                               By: /s/ ALAN H. FISHMAN
                                                         ----------------------------------------------
                                                                        Alan H. Fishman
                                                                         President and
                                                                    Chief Executive Officer

Date: August 13, 2002                                                By: /s/ JOHN B. ZURELL
                                                         ----------------------------------------------
                                                                         John B. Zurell
                                                                  Executive Vice President and
                                                                    Chief Financial Officer