Form 10-Q
period 2002-09-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2002-11-14
CIK 945734

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-23229

                       INDEPENDENCE COMMUNITY BANK CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      11-3387931
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


   195 MONTAGUE STREET, BROOKLYN, NEW YORK                         11201
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

                              Yes  [X]     No  [ ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At November 7, 2002, the registrant had 57,178,598 shares of common stock ($.01 par value per share) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INDEPENDENCE COMMUNITY BANK CORP.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I   Financial Information
  Item 1.     Financial Statements
              Consolidated Statements of Financial Condition as of
                September 30, 2002 (unaudited) and December 31, 2001......    2
              Consolidated Statements of Income for the three and nine
                months ended September 30, 2002 and 2001 (unaudited)......    3
              Consolidated Statements of Changes in Stockholders' Equity
                for the nine months ended September 30, 2002 and 2001
                (unaudited)...............................................    4
              Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2002 and 2001 (unaudited).............    5
              Notes to Consolidated Financial Statements (unaudited)......    6
  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   17
  Item 3.     Quantitative and Qualitative Disclosures About Market
                Risk......................................................   33
  Item 4.     Controls and Procedures.....................................   35
Part II  Other Information
  Item 1.     Legal Proceedings...........................................   36
  Item 2.     Changes in Securities and Use of Proceeds...................   36
  Item 3.     Defaults upon Senior Securities.............................   36
  Item 4.     Submission of Matters to a Vote of Security Holders.........   36
  Item 5.     Other Information...........................................   36
  Item 6.     Exhibits and Reports on Form 8-K............................   36
Signatures................................................................   37

                       INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
ASSETS:
Cash and due from banks -- interest-bearing.................   $  108,073      $  101,181
Cash and due from banks -- non-interest-bearing.............      139,399         106,452
Federal funds sold..........................................       50,000              --
                                                               ----------      ----------
    Total cash and cash equivalents.........................      297,472         207,633
                                                               ----------      ----------
Securities available-for-sale:
  Investment securities ($2,397 and $2,320 pledged to
    creditors, respectively)................................      218,969         125,803
  Mortgage-related securities ($539,243 and $695,973 pledged
    to creditors, respectively).............................      943,392         902,191
                                                               ----------      ----------
    Total securities available-for-sale.....................    1,162,361       1,027,994
                                                               ----------      ----------
Mortgage loans on real estate...............................    4,797,618       4,592,530
Other loans.................................................    1,268,957       1,285,601
                                                               ----------      ----------
    Total loans.............................................    6,066,575       5,878,131
    Less: allowance for possible loan losses................      (81,832)        (78,239)
                                                               ----------      ----------
    Total loans, net........................................    5,984,743       5,799,892
                                                               ----------      ----------
Premises, furniture and equipment, net......................       83,048          81,289
Accrued interest receivable.................................       38,409          37,436
Goodwill....................................................      185,161         185,161
Intangible assets, net......................................        3,729           8,981
Bank owned life insurance ("BOLI")..........................      111,937         112,804
Other assets................................................      195,250         163,608
                                                               ----------      ----------
    Total assets............................................   $8,062,110      $7,624,798
                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
  Savings deposits..........................................   $1,602,335      $1,451,988
  Money market deposits.....................................      181,652         180,866
  Active management accounts ("AMA") deposits...............      436,344         452,284
  Interest-bearing demand deposits..........................      500,923         406,541
  Non-interest-bearing demand deposits......................      547,746         449,459
  Certificates of deposit...................................    1,662,210       1,853,637
                                                               ----------      ----------
    Total deposits..........................................    4,931,210       4,794,775
Borrowings..................................................    1,981,550       1,682,788
Company-obligated mandatorily redeemable cumulative trust
  preferred securities of a subsidiary trust holding solely
  junior debentures of the Company..........................           --          11,067
Escrow and other deposits...................................       59,716          38,361
Accrued expenses and other liabilities......................      170,632         217,274
                                                               ----------      ----------
    Total liabilities.......................................    7,143,108       6,744,265
                                                               ----------      ----------
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 57,007,862 and
    58,372,560 shares outstanding at September 30, 2002 and
    December 31, 2001, respectively.........................          760             760
  Additional paid-in-capital................................      739,401         734,773
  Treasury stock at cost: 19,035,888 and 17,671,190 shares
    at September 30, 2002 and December 31, 2001,
    respectively............................................     (293,294)       (247,184)
  Unallocated common stock held by ESOP.....................      (75,390)        (79,098)
  Non-vested awards under Recognition and Retention Plan....      (13,736)        (17,641)
  Retained earnings, substantially restricted...............      553,260         480,074
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-for-sale,
      net of tax............................................        8,001           8,849
                                                               ----------      ----------
    Total stockholders' equity..............................      919,002         880,533
                                                               ----------      ----------
    Total liabilities and stockholders' equity..............   $8,062,110      $7,624,798
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
INTEREST INCOME:
Mortgage loans on real estate......................  $ 82,813   $ 85,239   $250,413   $258,142
Other loans........................................    20,999     18,944     59,147     51,069
Investment securities..............................     1,714      2,403      5,519      9,211
Mortgage-related securities........................    14,846     11,634     47,098     34,459
Other..............................................     1,306      2,694      4,411      7,847
                                                     --------   --------   --------   --------
  Total interest income............................   121,678    120,914    366,588    360,728
                                                     --------   --------   --------   --------
INTEREST EXPENSE:
Deposits...........................................    19,885     37,815     64,255    123,028
Borrowings.........................................    24,074     21,023     69,481     60,202
Trust preferred securities.........................        --        261        524        786
                                                     --------   --------   --------   --------
  Total interest expense...........................    43,959     59,099    134,260    184,016
                                                     --------   --------   --------   --------
Net interest income................................    77,719     61,815    232,328    176,712
Provision for loan losses..........................     2,000      3,000      6,000      5,475
                                                     --------   --------   --------   --------
  Net interest income after provision for loan
     losses........................................    75,719     58,815    226,328    171,237
NON-INTEREST INCOME:
Net gain on sales of loans and securities..........        39          4        556      1,097
Mortgage-banking activities........................     2,773      2,541      7,520      9,630
Service fees.......................................    11,635      8,512     34,879     22,716
BOLI...............................................     1,445      1,458      4,814      4,085
Other..............................................     1,886      1,285      2,978      2,514
                                                     --------   --------   --------   --------
  Total non-interest income........................    17,778     13,800     50,747     40,042
                                                     --------   --------   --------   --------
NON-INTEREST EXPENSE:
Compensation and employee benefits.................    22,994     18,297     69,128     53,790
Occupancy costs....................................     5,469      5,716     17,321     17,280
Data processing fees...............................     2,195      2,306      7,318      6,221
Advertising........................................     1,565      1,671      4,695      4,907
Amortization of goodwill...........................        --         --         --      3,593
Amortization of intangible assets..................     1,684      1,920      5,287      5,563
Other..............................................     9,476      7,940     28,484     24,522
                                                     --------   --------   --------   --------
  Total non-interest expense.......................    43,383     37,850    132,233    115,876
                                                     --------   --------   --------   --------
Income before provision for income taxes...........    50,114     34,765    144,842     95,403
Provision for income taxes.........................    18,167     12,689     52,495     36,706
                                                     --------   --------   --------   --------
  Net income.......................................  $ 31,947   $ 22,076   $ 92,347   $ 58,697
                                                     ========   ========   ========   ========
Basic earnings per share...........................  $   0.62   $   0.42   $   1.78   $   1.12
                                                     ========   ========   ========   ========
Diluted earnings per share.........................  $   0.59   $   0.40   $   1.68   $   1.08
                                                     ========   ========   ========   ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                               NON-VESTED
                                                                UNALLOCATED   AWARDS UNDER                ACCUMULATED
                                       ADDITIONAL                 COMMON       RECOGNITION                   OTHER
                              COMMON    PAID-IN     TREASURY    STOCK HELD    AND RETENTION   RETAINED   COMPREHENSIVE
                              STOCK     CAPITAL       STOCK       BY ESOP         PLAN        EARNINGS      INCOME        TOTAL
                              ------   ----------   ---------   -----------   -------------   --------   -------------   --------
Balance -- December 31,
  2001......................   $760     $734,773    $(247,184)   $(79,098)      $(17,641)     $480,074      $ 8,849      $880,533
Comprehensive income:
  Net income for the nine
    months ended September
    30, 2002................     --           --           --          --             --        92,347           --        92,347
  Other comprehensive
    income, net of tax of
    $4.7 million
    Change in net unrealized
      gains on securities
      available-for-sale,
      net of tax............     --           --           --          --             --            --         (800)         (800)
    Less: reclassification
      adjustment of net
      gains realized in net
      income, net of tax....     --           --           --          --             --            --          (48)          (48)
                               ----     --------    ---------    --------       --------      --------      -------      --------
Comprehensive income........     --           --           --          --             --        92,347         (848)       91,499
Repurchase of common stock
  (2,164,250 shares)........     --           --      (57,780)         --             --            --           --       (57,780)
Treasury stock issued for
  options exercised and
  director fees (799,552
  shares)...................     --       (1,107)      11,670          --             --            --           --        10,563
Dividends declared..........     --           --           --          --             --       (19,161)          --       (19,161)
Accelerated vesting of stock
  options...................     --          119           --          --             --            --           --           119
ESOP shares committed to be
  released..................     --        2,332           --       3,708             --            --           --         6,040
Amortization of earned
  portion of restricted
  stock awards..............     --        3,284           --          --          3,905            --           --         7,189
                               ----     --------    ---------    --------       --------      --------      -------      --------
Balance -- September 30,
  2002......................   $760     $739,401    $(293,294)   $(75,390)      $(13,736)     $553,260      $ 8,001      $919,002
                               ====     ========    =========    ========       ========      ========      =======      ========
Balance -- December 31,
  2000......................   $760     $717,485    $(211,398)   $(84,041)      $(23,319)     $412,957      $(8,905)     $803,539
Comprehensive income:
  Net income for the nine
    months ended September
    30, 2001................     --           --           --          --             --        58,696           --        58,696
  Other comprehensive
    income, net of tax of
    $6.2 million
    Change in net unrealized
      losses on securities
      available-for-sale,
      net of tax............     --           --           --          --             --            --       19,981        19,981
    Less: reclassification
      adjustment of net
      gains realized in net
      income, net of tax....     --           --           --          --             --            --         (460)         (460)
                               ----     --------    ---------    --------       --------      --------      -------      --------
Comprehensive income........     --           --           --          --             --        58,696       19,521        78,217
Repurchase of common stock
  (1,505,035 shares)........     --           --      (25,456)         --             --            --           --       (25,456)
Treasury stock issued for
  options exercised and
  director fees (41,059
  shares)...................     --          263          532          --             --            --           --           795
Dividends declared..........     --           --           --          --             --       (13,599)          --       (13,599)
Accelerated vesting of stock
  options...................     --          603           --          --             --            --           --           603
Valuation adjustment for
  deferred income tax
  benefit relating to
  Foundation................     --        4,680           --          --             --            --           --         4,680
ESOP shares committed to be
  released..................     --          217           --       3,707             --            --           --         3,924
Amortization of earned
  portion of restricted
  stock awards..............     --        2,658           --          --          4,197            --           --         6,855
                               ----     --------    ---------    --------       --------      --------      -------      --------
Balance -- September 30,
  2001......................   $760     $725,906    $(236,322)   $(80,334)      $(19,122)     $458,054      $10,616      $859,558
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

                       INDEPENDENCE COMMUNITY BANK CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    92,347   $    58,696
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses...................................        6,000         5,475
Net gain on sales of loans and securities...................         (556)       (1,097)
Amortization of deferred income and premiums................       (2,293)       (2,363)
Amortization of intangibles.................................        5,287         9,156
Depreciation and amortization...............................        8,727         9,065
Deferred income tax benefit.................................      (21,234)         (820)
Amortization of unearned compensation of ESOP and restricted
  stock awards..............................................       12,898        10,594
Increase in accrued interest receivable.....................         (973)         (659)
Decrease in accounts receivable-securities transactions.....         (300)          (59)
Decrease in other accounts receivable.......................        7,393        10,134
(Decrease) increase in accrued expenses and other
  liabilities...............................................      (49,750)      125,255
Other, net..................................................        5,283        (1,033)
                                                              -----------   -----------
Net cash provided by operating activities...................       62,829       222,344
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases.............................   (1,866,473)   (1,441,250)
Principal payments on loans.................................      988,599       599,140
Proceeds from sale of loans.................................      726,771       675,058
Advances on mortgage warehouse lines of credit..............   (4,665,251)   (2,983,895)
Repayments on mortgage warehouse lines of credit............    4,625,344     2,888,901
Proceeds from sale of securities available-for-sale.........       65,493       246,938
Proceeds from maturities of securities available-for-sale...       16,206         4,596
Principal collected on securities available-for-sale........      517,569       189,806
Purchases of securities available-for-sale..................     (736,055)     (554,402)
Purchase of FHLB stock......................................      (13,793)         (625)
Proceeds from sale of other real estate.....................          166           107
Net additions to premises, furniture and equipment..........      (10,486)       (5,225)
                                                              -----------   -----------
Net cash used in investing activities.......................     (351,910)     (380,851)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................      327,862       404,435
Net decrease in time deposits...............................     (191,427)     (119,673)
Net increase in borrowings..................................      298,762        77,300
Net increase (decrease) in escrow and other deposits........       21,355          (456)
Decrease in trust preferred securities......................      (11,067)           --
Proceeds from exercise of stock options.....................       10,146           539
Repurchase of common stock..................................      (57,550)      (25,456)
Dividends paid..............................................      (19,161)      (13,599)
                                                              -----------   -----------
Net cash provided by financing activities...................      378,920       323,090
                                                              -----------   -----------
Net increase in cash and cash equivalents...................       89,839       164,583
Cash and cash equivalents at beginning of period............      207,633       216,400
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   297,472   $   380,983
                                                              ===========   ===========
SUPPLEMENTAL INFORMATION
  Income taxes paid.........................................  $    69,805   $     1,139
                                                              ===========   ===========
  Interest paid.............................................  $   135,478   $   184,853
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

     In April 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a Plan of Conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge it with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled (the "Conversion").

     As part of the conversion and reorganization, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS") as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998, issuing 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of $18.4 million of expenses. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which used such funds to purchase 5,632,870 shares of the Company's common stock in the open market subsequent to completion of the initial public offering.

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

     Additionally, the Bank established, in accordance with the requirements of the New York State Banking Department (the "Department"), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank's total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the Conversion.

     The Board of Directors declared the Company's seventeenth consecutive quarterly cash dividend on October 25, 2002. The dividend amounted to $0.14 per share of common stock and is payable on November 21, 2002 to stockholders of record on November 7, 2002.

     On September 28, 2001 the Company announced that its Board of Directors authorized the ninth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. As of September 30, 2002, a total of 2,069,371 shares had been repurchased at an average cost of $26.76 per share under the ninth repurchase plan. As of September 30, 2002, a total of 29,372,216 shares had been purchased pursuant to the Company's nine repurchase programs at an aggregate cost of $441.7 million.

     On October 25, 2002 the Company announced that its Board of Directors authorized the tenth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. The Company's tenth repurchase program will commence upon completion of its ninth repurchase program, which as of October 31, 2002 had approximately 617,000 shares remaining to be purchased. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market and other conditions warrant.

     The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company's minority investment in Meridian Capital Group, LLC ("Meridian"), a New York-based mortgage brokerage firm. Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan"), the Directors Fee Plan and the 2002 Stock Incentive Plan ("Stock Incentive Plan") which was approved by stockholders at the May 23, 2002 annual meeting, and for general corporate purposes.

                       INDEPENDENCE COMMUNITY BANK CORP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Financial Statement Presentation

     The accompanying financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

 Business

     The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 72 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester Counties of New York and the northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Company currently expects to expand its branch network through the opening of approximately ten branch locations, including approximately three in Manhattan, during the next twelve to eighteen months. During the nine months ended September 30, 2002, the Company opened three new locations, one each in Westchester and Suffolk Counties, and one on Staten Island. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund to the maximum extent permitted by law. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation, which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system. The Company is subject to the examination and regulation of the OTS as a registered savings and loan holding company.

3. EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation as well as non-vested shares held in the 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 51,477,738 and 54,416,227 shares, respectively, for the quarter ended September 30, 2002 compared to 52,543,584 and 54,869,768 shares, respectively for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, basic and diluted weighted-average common shares outstanding were 51,740,661 and 54,817,721 shares, respectively, compared to 52,597,472 and 54,298,674 shares, respectively, for the nine months ended September 30, 2001.

                       INDEPENDENCE COMMUNITY BANK CORP.

4. BENEFIT PLANS

 Employee Stock Ownership Plan

     To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds in 1998 from the Company. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP also are utilized to repay the debt. The collateral for the loan is the shares of common stock of the Company purchased by the ESOP.

     Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payments bears to the aggregate principal and interest payments to be made over the remaining life of the loan, including the period involved. ESOP participants become 100% vested in the ESOP after three years of service. Compensation expense related to the 211,233 shares committed to be released during the nine months ended September 30, 2002 was $5.7 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At September 30, 2002, 920,770 shares were allocated to participants' accounts.

 1998 Recognition and Retention Plan

     The Recognition Plan was implemented in September 1998 and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion). During fiscal 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain participants have been granted performance-based shares. These shares become earned only if corporate performance targets established annually are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted performance-based share awards of 200,000 and 11,000 in the fiscal year ended March 31, 2001 and the nine months ended September 30, 2002, respectively, and non-performance share awards covering 25,363 shares, 105,363 shares and 91,437 shares during the fiscal year ended March 31, 2001, the nine months ended December 31, 2001 and the nine months ended September 30, 2002, respectively. The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the date of grant. However, certain stock awards granted during the nine months ended September 30, 2002 will be 100% vested after four years from the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control of the Company. Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $7.2 million related to the Recognition Plan for the nine months ended September 30, 2002.

 1998 Stock Option Plan

     The Option Plan was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal to 7,041,088 shares (10% of the shares of common stock sold in the Conversion). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof

                       INDEPENDENCE COMMUNITY BANK CORP.

is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company. On September 25, 1998, the Board of Directors issued options covering 6,101,608 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. The Board of Directors granted options covering 325,000, 295,500 and 88,000 shares, respectively, during the fiscal year ended March 31, 2001, the nine months ended December 31, 2001 and the nine months ended September 30, 2002. The granting of these options did not affect the Company's results of operations for the nine months ended September 30, 2002 or its statement of condition at September 30, 2002. In the first nine months of 2002, the Committee administering the Plan approved the acceleration of 8,000 options due to the retirement of a senior officer, resulting in $0.1 million of compensation expense. At September 30, 2002, there were 6,004,154 options outstanding pursuant to the 1998 Stock Option Plan.

 2002 Stock Incentive Plan

     The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 788,650 shares during the nine months ended September 30, 2002. The granting of these options did not affect the Company's results of operations for the nine months ended September 30, 2002 or its statement of condition at September 30, 2002.

 Other Stock Plans

     Broad National Bancorporation ("Broad") and Statewide Financial Corp. ("Statewide") maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At September 30, 2002, there were 138,254 options outstanding related to these plans.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

6. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale at September 30, 2002 are as follows:

                                                        GROSS        GROSS       ESTIMATED
                                         AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                            COST        GAINS        LOSSES        VALUE
                                         ----------   ----------   ----------    ----------
                                                           (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies......  $    2,516    $    59       $  --       $    2,575
     Municipal.........................       5,412        348          --            5,760
     Corporate.........................     135,083         22        (372)         134,733
                                         ----------    -------       -----       ----------
  Total debt securities................     143,011        429        (372)         143,068
                                         ----------    -------       -----       ----------
  Equity securities:
     Preferred.........................      75,000         --        (150)          74,850
     Common............................         386        665          --            1,051
                                         ----------    -------       -----       ----------
  Total equity securities..............      75,386        665        (150)          75,901
                                         ----------    -------       -----       ----------
Total investment securities............     218,397      1,094        (522)         218,969
                                         ----------    -------       -----       ----------
Mortgage-related securities:
  Federal National Mortgage Association
     ("FNMA") pass through
     certificates......................      18,124        936          --           19,060
  Government National Mortgage
     Association ("GNMA") pass through
     certificates......................      16,160      1,185          --           17,345
  Federal Home Loan Mortgage
     Corporation ("FHLMC") pass through
     certificates......................       9,021        475          (8)           9,488
  Collateralized mortgage obligation
     ("CMO") bonds.....................     887,763     10,044        (308)         897,499
                                         ----------    -------       -----       ----------
Total mortgage-related securities......     931,068     12,640        (316)         943,392
                                         ----------    -------       -----       ----------
Total securities available-for-sale....  $1,149,465    $13,734       $(838)      $1,162,361
                                         ==========    =======       =====       ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 2001 are as follows:

                                                        GROSS        GROSS       ESTIMATED
                                         AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                            COST        GAINS        LOSSES        VALUE
                                         ----------   ----------   ----------    ----------
                                                           (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies......  $   27,617    $    13       $ (10)      $   27,620
     Municipal.........................       4,904        113          --            5,017
                                         ----------    -------       -----       ----------
  Total debt securities................      32,521        126         (10)          32,637
                                         ----------    -------       -----       ----------
  Equity securities:
     Preferred.........................      91,365         16         (59)          91,322
     Common............................         953        891          --            1,844
                                         ----------    -------       -----       ----------
  Total equity securities..............      92,318        907         (59)          93,166
                                         ----------    -------       -----       ----------
Total investment securities............     124,839      1,033         (69)         125,803
                                         ----------    -------       -----       ----------
Mortgage-related securities:
  FNMA pass through certificates.......      19,417        116         (14)          19,519
  GNMA pass through certificates.......      21,170      1,217          --           22,387
  FHLMC pass through certificates......      10,694         95         (13)          10,776
  CMO bonds............................     838,142     12,087        (720)         849,509
                                         ----------    -------       -----       ----------
Total mortgage-related securities......     889,423     13,515        (747)         902,191
                                         ----------    -------       -----       ----------
Total securities available-for-sale....  $1,014,262    $14,548       $(816)      $1,027,994
                                         ==========    =======       =====       ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

7. LOAN PORTFOLIO COMPOSITION

     As part of the Company's continuing enhancement of its credit administration process, the Company redefined its criteria for classifying loans as either commercial mortgage loans or as commercial business loans. As a result of the application of the new criteria and in anticipation of the Company's conversion to a new commercial loan servicing system scheduled to be effected during the fourth quarter of 2002, the Company reviewed all of its commercial loan relationships and redesignated as of September 30, 2002 approximately $238.1 million of commercial business loans as either commercial mortgage loans or as multi-family residential loans. The Company has not revised any other current or prior period information related to this redesignation since it did not affect the Company's net loan portfolio, total assets, results of operations or earnings per share.

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                               SEPTEMBER 30, 2002               DECEMBER 31, 2001
                                          -----------------------------   -----------------------------
                                            AMOUNT     PERCENT OF TOTAL     AMOUNT     PERCENT OF TOTAL
                                          ----------   ----------------   ----------   ----------------
                                                             (DOLLARS IN THOUSANDS)
Mortgage loans on real estate:
  Single-family residential.............  $  394,064          6.5%        $  496,336          8.5%
  Cooperative apartment.................     254,094          4.2            356,500          6.1
  Multi-family residential..............   2,876,693         47.4          2,731,513         46.5
  Commercial real estate................   1,280,832         21.1          1,019,379         17.3
                                          ----------        -----         ----------        -----
  Total principal balance -- mortgage
     loans..............................   4,805,683         79.2          4,603,728         78.4
  Less net deferred fees................       8,065          0.1             11,198          0.2
                                          ----------        -----         ----------        -----
Total mortgage loans on real estate.....   4,797,618         79.1          4,592,530         78.2
                                          ----------        -----         ----------        -----
Commercial business loans, net of
  deferred fees.........................     558,233          9.2            665,829         11.3
                                          ----------        -----         ----------        -----
Other loans:
  Mortgage warehouse lines of credit....     486,449          8.0            446,542          7.6
  Home equity loans and lines of
     credit.............................     196,088          3.2            141,905          2.4
  Consumer and other loans..............      28,562          0.5             32,002          0.5
                                          ----------        -----         ----------        -----
  Total principal balance -- other
     loans..............................     711,099         11.7            620,449         10.5
  Less unearned discounts and net
     deferred fees......................         375          0.0                677          0.0
                                          ----------        -----         ----------        -----
Total other loans.......................     710,724         11.7            619,772         10.5
                                          ----------        -----         ----------        -----
Total loans receivable..................   6,066,575        100.0%         5,878,131        100.0%
                                          ----------        =====         ----------        =====
Less allowance for loan losses..........      81,832                          78,239
                                          ----------                      ----------
Loans receivable, net...................  $5,984,743                      $5,799,892
                                          ==========                      ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following tables show the activity in the Company's loan portfolio during the periods indicated.

                                                   QUARTER ENDED SEPTEMBER 30, 2002
                                                ---------------------------------------
                                                COMMERCIAL    MULTI-FAMILY   COMMERCIAL
                                                REAL ESTATE   RESIDENTIAL     BUSINESS
                                                -----------   ------------   ----------
Balance at June 30, 2002......................  $1,068,968     $2,805,589    $  799,988
Loans redesignated............................     178,455         59,594      (238,049)
Originations..................................      91,108        115,711        90,376
Originations for sale.........................          --        203,772            --
Loans sold....................................          --       (201,512)           --
Loan repayments and other.....................     (57,699)      (106,461)      (89,156)
                                                ----------     ----------    ----------
Balance at September 30, 2002.................  $1,280,832     $2,876,693    $  563,159(1)(2)
                                                ==========     ==========    ==========

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                 ---------------------------------------
                                                 COMMERCIAL    MULTI-FAMILY   COMMERCIAL
                                                 REAL ESTATE   RESIDENTIAL     BUSINESS
                                                 -----------   ------------   ----------
Balance at December 31, 2001...................  $1,019,379     $2,731,513     $665,829
Loans redesignated.............................     178,455         59,594     (238,049)
Originations...................................     235,519        435,913      345,989
Originations for sale..........................          --        613,869           --
Loans sold.....................................          --       (624,519)          --
Loan repayments and other......................    (152,521)      (339,677)    (210,610)
                                                 ----------     ----------     --------
Balance at September 30, 2002..................  $1,280,832     $2,876,693     $563,159(1)(2)
                                                 ==========     ==========     ========

---------------

(1) Reflects redesignation of loans at September 30, 2002 reflecting application of new criteria.

(2) Excludes deferred fees of $4.9 million.

                       INDEPENDENCE COMMUNITY BANK CORP.

8. NON-PERFORMING ASSETS

     The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans, loans 90 days or more past due as to interest and principal and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential..............................     $ 2,814        $ 3,968
     Cooperative apartment..................................         235            204
     Multi-family residential...............................       1,045          2,312
     Commercial real estate.................................      11,225          6,780
  Commercial business loans.................................      17,574         13,313
  Other loans(1)............................................         663          1,225
                                                                 -------        -------
       Total non-accrual loans..............................      33,556         27,802
                                                                 -------        -------
Loans past due 90 days or more as to:
  Interest and accruing.....................................         148            130
  Principal and accruing(2).................................       1,616         18,089
                                                                 -------        -------
       Total past due loans and accruing....................       1,764         18,219
                                                                 -------        -------
       Total non-performing loans...........................      35,320         46,021
                                                                 -------        -------
Other real estate owned, net(3).............................           7            130
                                                                 -------        -------
Total non-performing assets.................................     $35,327        $46,151
                                                                 =======        =======
Restructured Loans..........................................     $ 4,717        $ 4,616
                                                                 =======        =======
Allowance for loan losses as a percent of total loans.......        1.35%          1.33%
Allowance for loan losses as a percent of non-performing
  loans.....................................................      231.69%        170.01%
Non-performing loans as a percent of total loans............        0.58%          0.78%
Non-performing assets as a percent of total assets..........        0.44%          0.61%

---------------
(1) Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3) Net of related valuation allowances.

9. ALLOWANCE FOR LOAN LOSSES

     It is management's policy to maintain an allowance for loan losses based upon, among other things, an assessment of prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of loans held by the Company, general economic conditions as well as those existing in the Bank's market area, the level of past due and non-accrual loans, the value of collateral securing the loans, the level of classified loans and the number of loans requiring heightened management oversight. Management believes that based on information currently available, the Company's allowance for possible loan losses is sufficient to cover all known and inherent losses in its loan portfolio that are both probable and reasonable to estimate at this time. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Allowance at beginning of period............................   $78,239      $72,580
                                                               -------      -------
Provision:
  Mortgage loans............................................     2,333        2,900
  Commercial business and other loans(1)....................     3,667        2,575
                                                               -------      -------
  Total provisions..........................................     6,000        5,475
                                                               -------      -------
Charge-offs:
  Mortgage loans............................................       955          142
  Commercial business and other loans(1)....................     3,809        3,060
                                                               -------      -------
  Total charge-offs.........................................     4,764        3,202
                                                               -------      -------
Recoveries:
  Mortgage loans............................................     1,106          299
  Commercial business and other loans(1)....................     1,251          634
                                                               -------      -------
  Total recoveries..........................................     2,357          933
                                                               -------      -------
Net charge-offs.............................................     2,407        2,269
                                                               -------      -------
Allowance at end of period..................................   $81,832      $75,786
                                                               =======      =======
Allowance for possible loan losses as a percent of total
  loans at period end.......................................      1.35%        1.34%
Allowance for possible loan losses as a percent of total
  non-performing loans at
  period end(2).............................................    231.69%      151.11%

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

10. GOODWILL AND INTANGIBLE ASSETS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill is instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will generally be recognized as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles (such as core deposit premiums) with identifiable lives will continue to be amortized.

     The Company's goodwill was $185.2 million at September 30, 2002 and December 31, 2001. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2002. The Company will test the value of its goodwill at least annually.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Company's identifiable intangible assets at the periods indicated:

                                        AT SEPTEMBER 30, 2002                 AT DECEMBER 31, 2001
                                  ----------------------------------   ----------------------------------
                                   GROSS                      NET       GROSS                      NET
                                  CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                   AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                  --------   ------------   --------   --------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
Amortized intangible assets:
  Deposit intangibles...........  $47,559      $43,830       $3,729    $47,559      $38,778       $8,781
  Other intangibles.............      800          800           --        800          600          200
                                  -------      -------       ------    -------      -------       ------
          Total.................  $48,359      $44,630       $3,729    $48,359      $39,378       $8,981
                                  =======      =======       ======    =======      =======       ======

     The following sets forth the estimated amortization expense for the years ended December 31:

2002........................................................  $6,935
2003........................................................  $1,855
2004........................................................  $  191
2005........................................................  $   --

     Amortization expense on intangible assets was $1.7 million and $1.9 million for the quarters ended September 30, 2002 and 2001, respectively, and $5.3 million and $5.6 million for the nine months ended September 30, 2002 and 2001, respectively. In addition, the nine month 2001 period included $3.6 million related to the amortization of goodwill reflecting the amortization of goodwill occurring prior to the adoption of the Statement by the Company.

     The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill which was recognized in the nine months ended September 30, 2001 as if such goodwill had not been recognized in accordance with SFAS No. 142.

                                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                         ---------------------   -------------------
                                                           2002        2001        2002       2001
                                                         ---------   ---------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income....................................   $31,947     $22,076    $92,347    $58,697
Add back goodwill amortization.........................        --          --         --      3,593
                                                          -------     -------    -------    -------
Adjusted net income....................................   $31,947     $22,076    $92,347    $62,290
                                                          =======     =======    =======    =======
Basic earnings per share:
  As reported..........................................   $  0.62     $  0.42    $  1.78    $  1.12
  Goodwill amortization................................        --          --         --       0.06
                                                          -------     -------    -------    -------
Adjusted basic earnings per share......................   $  0.62     $  0.42    $  1.78    $  1.18
                                                          =======     =======    =======    =======
Diluted earnings per share:
  As reported..........................................   $  0.59     $  0.40    $  1.68    $  1.08
  Goodwill amortization................................        --          --         --       0.07
                                                          -------     -------    -------    -------
Adjusted diluted earnings per share....................   $  0.59     $  0.40    $  1.68    $  1.15
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

CHANGES IN FINANCIAL CONDITION

     General

     Total assets at September 30, 2002 were $8.06 billion, an increase of $437.3 million, from $7.62 billion at December 31, 2001. The increase resulted mainly from the growth of the Company's loan and available-for-sale securities portfolios which was funded by increased deposits and borrowings. At September 30, 2002, by comparison to December 31, 2001, the Company's loan portfolio, available-for-sale securities portfolio and cash and cash equivalents had grown by $188.4 million, $134.4 million and $89.9 million, respectively.

     Cash and Federal Funds Sold (Collectively "Cash and Cash Equivalents")

     Cash and cash equivalents increased by $89.9 million or 43.3%, from $207.6 million at December 31, 2001 to $297.5 million at September 30, 2002. The build up in liquidity was due to the high levels of cash flow received from loan refinancings and accelerated prepayments of mortgage-related securities, which funds have yet to be redeployed into other interest-earning assets. (See
"-- Securities available-for-sale" and "Loans" below).

     Securities Available-for-Sale

     The aggregate available-for-sale securities portfolio (which includes investment securities and mortgage-related securities) increased $134.4 million or 13.1% from $1.03 billion at December 31, 2001 to $1.16 billion at September 30, 2002.

     The Company's mortgage-related securities portfolio increased from $902.2 million at December 31, 2001 to $943.4 million at September 30, 2002. The portfolio was comprised of $897.5 million of AAA rated CMOs and $45.9 million of CMOs which were issued or guaranteed by the FHLMC, the FNMA or the GNMA ("Agency CMOs"). The $41.2 million increase in the portfolio was primarily due to purchases of $517.3 million of AAA rated CMOs with an average yield of 6.17% and $58.4 million of Agency CMOs with a weighted average yield of 5.65%. Partially offsetting the purchases were proceeds totaling approximately $517.2 million received from normal and accelerated principal repayments and a $14.7 million sale of an Agency CMO at a loss of $0.2 million.

     As of September 30, 2002 and December 31, 2001, the Company's investment securities totaled $219.0 million and $125.8 million, respectively, all of which were classified as available-for-sale. The $93.2 million increase was primarily due to purchases of preferred securities and corporate bonds totaling $160.4 million which were partially offset by the proceeds from maturing securities of $16.2 million and from sales of $50.3 million of securities with a weighted average yield of 4.16% at a $0.5 million gain.

     At September 30, 2002, the Company had a $12.9 million net unrealized gain on available-for-sale investment and mortgage-related securities as compared to a $13.7 million net unrealized gain at December 31, 2001.

     Loans

     Loans increased by $188.4 million or 3.2% to $6.07 billion at September 30, 2002 from $5.88 billion at December 31, 2001. The Company continued its focus on expanding its higher yielding portfolios of commercial real estate and commercial business loans as part of its business plan. The Company originated for its own portfolio during the nine months ended September 30, 2002 approximately $679.8 million of mortgage loans.

     As part of the Company's continuing enhancement of its credit administration process, the Company redefined its criteria for classifying loans as either commercial mortgages or commercial business loans. As a result of the application of the new criteria and in anticipation of the Company's conversion to a new commercial loan servicing system scheduled to be effected during the fourth quarter of 2002, the Company reviewed all of its commercial loan relationships and redesignated as of September 30, 2002 approximately $238.1 million of commercial business loans to commercial mortgage and multi-family residential loans. The Company has not revised any other current or prior period information related to this redesignation since it did not affect the Company's net loan portfolio, total assets, results of operations or earnings per share.

     Multi-family residential loans increased $145.2 million to $2.88 billion at September 30, 2002 compared to $2.73 billion at December 31, 2001. The increase was primarily due to approximately $435.9 million of originations for portfolio retention and $59.6 million of loans redesignated as discussed above, partially offset by $339.0 million of repayments. Commercial real estate loans increased by $261.5 million during the nine months ended September 30, 2002. The Company originated $235.5 million of commercial real estate loans during the nine months ended September 30, 2002 and redesignated $178.5 million to commercial real estate, but experienced $152.3 million of repayments during the period. As a result of these activities, multi-family residential mortgage loans comprised 47.4% and commercial real estate loans comprised 21.1% of the loan portfolio at September 30, 2002 as compared to 46.5% and 17.3% at December 31, 2001.

     In addition to continuing to generate mortgage loans for portfolio secured by multi-family and commercial real estate, the Company also originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. During the nine months ended September 30, 2002, the Company sold $624.5 million of loans to Fannie Mae. As a result of this sales activity, at September 30, 2002, the Company serviced $1.53 billion of multi-family loans for Fannie Mae. The Company had a $5.1 million capitalized servicing asset as of September 30, 2002. In October 2002, in furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company increased its minority investment in Meridian, a New York-based mortgage brokerage firm. Meridian is primarily engaged in the origination of commercial real estate and multi-family mortgage loans. As consideration for such additional interest, the Company paid $0.6 million in cash and 520,716 shares of common stock for total consideration of approximately $12.5 million.

     Commercial business loans decreased $107.6 million to $558.2 million at September 30, 2002 primarily due to $238.1 million of loans being redesignated as commercial real estate loans or multi-family residential loans. Originations and advances during the nine months ended September 30, 2002 totaled $346.0 million and loan repayments totaled $207.2 million. Mortgage warehouse lines of credit are short-term secured advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages. Mortgage warehouse lines of credit increased $39.9 million from $446.5 million at December 31, 2001 to $486.4 million at September 30, 2002, due to the current refinance market.

     Partially offsetting the growth in the multi-family, commercial real estate and business loan and mortgage warehouse lines of credit portfolios was the run-off of the Company's residential mortgage portfolio. Single-family residential and cooperative apartment loans decreased $204.6 million from an aggregate of $852.8 million at December 31, 2001 to an aggregate of $648.2 million at September 30, 2002. The decline was due to increased repayments as a result of the current interest rate environment combined with the decreased emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and business loans. The Company originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant Mortgage Corporation ("Cendant"). The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company sold $96.3 million of such loans during the nine months ended September 30, 2002.

     Non-Performing Assets

     The overall quality of the Company's assets remained strong with non-performing assets as a percentage of total assets amounting to 44 basis points (0.44%) at September 30, 2002 compared to 61 basis points (0.61%) at December 31, 2001. At September 30, 2002, the Company's non-performing assets consisted of $33.6 million of non-accrual loans, $148,000 of loans past due 90 days or more as to interest and accruing, $1.6 million of loans past due 90 days or more as to principal and accruing and $7,000 of other real estate acquired through foreclosure or deed-in-lieu thereof. Non-performing assets decreased by $10.8 million to $35.3 million at September 30, 2002 from $46.2 million at December 31, 2001. The $10.8 million decrease was primarily due to a $16.5 million decrease in loans past due 90 days or more as to principal but still accruing interest, partially offset by a $5.8 million increase in non-accrual loans, primarily commercial real estate and commercial business loans.

     Allowance for Loan Losses

     The Company's allowance for loan losses amounted to $81.8 million at September 30, 2002 as compared to $78.2 million at December 31, 2001. At September 30, 2002, the Company's allowance amounted to 1.35% of total loans and 231.7% of total non-performing loans compared to 1.33% and 170.0% at December 31, 2001, respectively.

     The Company's allowance for loan losses increased $3.6 million from December 31, 2001 to September 30, 2002 due to a $6.0 million provision for loan losses partially offset by $2.4 million of net charge-offs. The provision recorded reflected the Company's increase in non-accrual loans, increase in classified loans, the continued emphasis on commercial real estate and business loan originations, which are generally considered to have greater risk of loss, as well as the recognition of the current economic conditions.

     The Company does not participate in any shared national credit loans.

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

     Management believes that, based on information currently available, the allowance for possible loan losses at September 30, 2002 was sufficient to cover losses inherent in its loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as changes in loan portfolio composition, the level of non-performing loans, the level of classified loans, the level of delinquencies and charge-offs, changes in economic conditions and other factors may result in the need for adjustments to the allowance.

     Goodwill and Intangible Assets

     Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. The Company's goodwill, which aggregated $185.2 million at September 30, 2002, resulted from the acquisitions of Broad and Statewide as well as the acquisition of Bay Ridge Bancorp, Inc. in January 1996. The Company's $3.7 million of identifiable intangible assets at September 30, 2002 resulted primarily from two branch purchase transactions effected in fiscal 1996. The Company's intangible assets decreased by $5.3 million to $3.7 million at September 30, 2002 from $9.0 million at December 31, 2001 primarily as a result of the amortization of the intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. Most of the remaining identified intangibles existing as of September 30, 2002 will be amortized by the end of September 2003.

     The Company has identified the goodwill impairment test as a critical accounting policy. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company must measure the amount of impairment loss, if any. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2002. The Company is required to test the value of its goodwill at least annually.

     Deposits

     Deposits increased $136.4 million or 2.8% to $4.93 billion at September 30, 2002 compared to $4.79 billion at December 31, 2001. The increase was due to deposit inflows totaling $72.1 million and interest credited of $64.3 million. Complimenting the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits grew by $327.9 million, or 11.1%, to $3.27 billion at September 30, 2002 compared to $2.94 billion at December 31, 2001 and increased $566.9 million, or 21.0%, from September 30, 2001. The increase reflects both the continued successful implementation of the Company's business strategy of increasing core deposits as well as the current interest rate environment. Execution of this strategy is evidenced by the increase in core deposits to approximately 66.3% of total deposits at September 30, 2002 compared to 61.3% and 56.7% of total deposits at December 31, 2001 and September 30, 2001, respectively.

     Borrowings

     Borrowings increased $298.8 million or 17.8% to $1.98 billion at September 30, 2002 compared to $1.68 billion at December 31, 2001. During the nine months ended September 30, 2002, the Company took advantage of favorable rates by locking in $350.0 million of adjustable-rate four-year borrowings from the FHLB of New York. These borrowings have a weighted average interest rate of 2.70% and are indexed to the London Inter-Bank Offered Rate (LIBOR). The Company also replaced $100.0 million of borrowings that matured during the quarter ended September 30, 2002 with fixed rate ten-year borrowings, callable in five years, at a weighted average interest rate of 4.12%. This increase was primarily used to fund the growth in the available-for-sale securities portfolio and to fund loan originations.

     Company-Obligated Mandatorily Redeemable Cumulative Trust Preferred Securities

     On June 30, 1997, $11.5 million of 9.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") were issued by BNB Capital Trust (the "Trust"), a Delaware statutory business trust formed by Broad. The net proceeds from the issuance were invested in Broad in exchange for its junior subordinated debentures. The sole asset of the Trust, the obligor on the Trust Preferred Securities, was $11.9 million principal amount of 9.5% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due June 30, 2027. As a result of the Broad acquisition, all the assets, liabilities and obligations of Broad as to securities became assets, liabilities and obligations of the Company.

     As a result of favorable market conditions during fiscal 2001, the Company purchased $0.4 million of the Trust Preferred Securities through an open market transaction. In accordance with the terms of the trust indenture, the Trust redeemed all of its outstanding Trust Preferred Securities of $11.5 million, at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate paid on the Trust Preferred Securities in relation to the current interest rate environment.

     Equity

     At September 30, 2002, total stockholders' equity totaled $919.0 million, or $16.12 per share, compared to $880.5 million, or $15.08 per share at December 31, 2001. This $38.5 million increase was primarily due to net income of $92.3 million, amortization of the earned portion of restricted stock grants of $7.2 million, $0.1 million related to accelerated vesting of stock options, $10.6 million related to the exercise of stock options and the issuance of shares in payment of directors' fees and $6.0 million related to ESOP shares committed to be released for the nine months ended September 30, 2002. Partially offsetting the increases were a $57.8 million reduction in capital due to the purchase of shares in connection with the Company's ongoing ninth stock repurchase program and $19.2 million of dividends declared. Tangible book value per share was $12.81 and the tangible equity to tangible assets ratio was 9.27% at September 30, 2002.

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

                                                          FOR THE THREE MONTHS ENDED
                                    -----------------------------------------------------------------------
                                            SEPTEMBER 30, 2002                   SEPTEMBER 30, 2001
                                    ----------------------------------   ----------------------------------
                                                             AVERAGE                              AVERAGE
                                     AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                     BALANCE     INTEREST      COST       BALANCE     INTEREST      COST
                                    ----------   --------   ----------   ----------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans.................  $4,554,169   $ 82,813     7.27%      $4,509,475   $ 85,239     7.56%
   Commercial business loans......     779,431     12,906      6.57         525,231     10,687      8.07
   Mortgage warehouse lines of
     credit.......................     392,007      4,631      4.62         314,245      4,912      6.12
   Consumer and other loans(2)....     216,634      3,462      6.34         168,302      3,345      7.89
                                    ----------   --------                ----------   --------
 Total loans......................   5,942,241    103,812      6.98       5,517,253    104,183      7.55
 Mortgage-related securities......   1,078,486     14,846      5.51         739,139     11,634      6.30
 Investment securities............     179,089      1,714      3.83         201,721      2,403      4.76
 Other interest-earning
   assets(3)......................     199,716      1,306      2.59         275,453      2,694      3.88
                                    ----------   --------                ----------   --------
Total interest-earning assets.....   7,399,532   $121,678      6.57       6,733,566   $120,914      7.17
                                                 ========      ----                   --------      ----
Non-interest-earning assets.......     588,374                              596,480
                                    ----------                           ----------
 Total assets.....................  $7,987,906                           $7,330,046
                                    ==========                           ==========
Interest-bearing liabilities:
 Deposits:
   Savings deposits...............  $1,603,462   $  4,949     1.22%      $1,282,381   $  6,464     2.00%
   Money market deposits..........     179,709        447      0.99         174,595        776      1.76
   AMA deposits...................     437,174      1,655      1.50         385,970      3,255      3.35
   Interest-bearing demand
     deposits(4)..................     529,428      1,311      0.98         427,178      1,742      1.62
   Certificates of deposit........   1,686,029     11,523      2.71       2,109,176     25,578      4.81
                                    ----------   --------                ----------   --------
     Total interest-bearing
       deposits...................   4,435,802     19,885      1.78       4,379,300     37,815      3.43
     Non interest-bearing
       deposits...................     534,843         --      0.00         394,327         --      0.00
                                    ----------   --------                ----------   --------
     Total deposits...............   4,970,645     19,885      1.59       4,773,627     37,815      3.14
 Trust preferred securities.......          --         --        --          11,067        261      9.36
 Borrowings.......................   1,977,852     24,074      4.83       1,535,233     21,023      5.43
                                    ----------   --------                ----------   --------
Total interest-bearing
 liabilities......................   6,948,497     43,959      2.51       6,319,927     59,099      3.71
                                                 --------      ----                   --------      ----
Non-interest-bearing
 liabilities......................     128,936                              170,057
                                    ----------                           ----------
Total liabilities.................   7,077,433                            6,489,984
Total equity......................     910,473                              840,062
                                    ----------                           ----------
Total liabilities and equity......  $7,987,906                           $7,330,046
                                    ==========                           ==========
Net interest-earning assets.......  $  451,035
                                    ==========
Net interest income/interest rate
 spread...........................               $ 77,719     4.06%                   $ 61,815     3.46%
                                                 ========      ====                   ========      ====
Net interest margin...............                            4.21%                                3.69%
                                                               ====                                 ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..............                             1.06x                                1.06x
                                                               ====                                 ====

                                                           FOR THE NINE MONTHS ENDED
                                    -----------------------------------------------------------------------
                                            SEPTEMBER 30, 2002                   SEPTEMBER 30, 2001
                                    ----------------------------------   ----------------------------------
                                                             AVERAGE                              AVERAGE
                                     AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                     BALANCE     INTEREST      COST       BALANCE     INTEREST      COST
                                    ----------   --------   ----------   ----------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans.................  $4,535,124   $250,414     7.36%      $4,549,503   $258,142     7.57%
   Commercial business loans......     743,992     36,856      6.62         450,153     28,648      8.51
   Mortgage warehouse lines of
     credit.......................     345,927     12,150      4.63         242,473     12,523      6.81
   Consumer and other loans(2)....     198,905     10,140      6.82         160,985      9,898      8.22
                                    ----------   --------                ----------   --------
 Total loans......................   5,823,948    309,560      7.09       5,403,114    309,211      7.63
 Mortgage-related securities......   1,077,431     47,098      5.83         724,767     34,459      6.34
 Investment securities............     152,970      5,519      4.81         223,822      9,211      5.49
 Other interest-earning
   assets(3)......................     220,663      4,411      2.67         221,601      7,847      4.73
                                    ----------   --------                ----------   --------
Total interest-earning assets.....   7,275,012    366,588      6.72       6,573,304    360,728      7.32
                                                 --------      ----                   --------      ----
Non-interest-earning assets.......     578,640                              577,110
                                    ----------                           ----------
 Total assets.....................  $7,853,652                           $7,150,414
                                    ==========                           ==========
Interest-bearing liabilities:
 Deposits:
   Savings deposits...............  $1,566,340     15,601     1.33%      $1,226,567     18,732     2.04%
   Money market deposits..........     180,854      1,358      1.00         174,641      2,512      1.92
   AMA deposits...................     441,717      5,198      1.57         332,808      9,509      3.82
   Interest-bearing demand
     deposits(4)..................     517,510      3,855      1.00         414,545      4,785      1.54
   Certificates of deposit........   1,734,201     38,243      2.95       2,187,645     87,490      5.35
                                    ----------   --------                ----------   --------
     Total interest-bearing
       deposits...................   4,440,622     64,255      1.93       4,336,206    123,028      3.79
     Non interest-bearing
       deposits...................     503,718         --      0.00         378,420         --      0.00
                                    ----------   --------                ----------   --------
     Total deposits...............   4,944,340     64,255      1.74       4,714,626    123,028      3.49
 Trust preferred securities.......       7,254        524      9.63          11,067        786      9.47
 Borrowings.......................   1,880,148     69,481      4.94       1,452,704     60,202      5.54
                                    ----------   --------                ----------   --------
Total interest-bearing
 liabilities......................   6,831,742    134,260      2.63       6,178,397    184,016      3.98
                                                 --------      ----                   --------      ----
Non-interest-bearing
 liabilities......................     125,672                              150,691
                                    ----------                           ----------
Total liabilities.................   6,957,414                            6,329,088
Total equity......................     896,238                              821,326
                                    ----------                           ----------
Total liabilities and equity......  $7,853,652                           $7,150,414
                                    ==========                           ==========
Net interest-earning assets.......  $  443,270                           $  394,907
                                    ==========                           ==========
Net interest income/interest rate
 spread...........................               $232,328     4.09%                   $176,712     3.34%
                                                 ========      ====                   ========      ====
Net interest margin...............                            4.25%                                3.57%
                                                               ====                                 ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..............                             1.06x                                1.06x
                                                               ====                                 ====

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

                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                    2002 COMPARED TO THREE MONTHS        2002 COMPARED TO NINE MONTHS
                                       ENDED SEPTEMBER 30, 2001            ENDED SEPTEMBER 30, 2001
                                  ----------------------------------   --------------------------------
                                  INCREASE (DECREASE)                  INCREASE (DECREASE)
                                         DUE TO           TOTAL NET          DUE TO          TOTAL NET
                                  --------------------    INCREASE     -------------------    INCREASE
                                    RATE       VOLUME    (DECREASE)      RATE      VOLUME    (DECREASE)
                                  ---------   --------   -----------   --------   --------   ----------
                                                             (IN THOUSANDS)
Interest-earning assets:
Loans receivable:
  Mortgage loans................  $ (3,786)   $ 1,360     $ (2,426)    $ (8,667)  $    938    $ (7,729)
  Commercial business loans.....    (2,254)     4,473        2,219       (7,412)    15,620       8,208
  Mortgage warehouse lines of
     credit.....................    (1,345)     1,064         (281)      (4,740)     4,368        (372)
  Other loans(1)................      (733)       850          117       (1,855)     2,097         242
                                  --------    -------     --------     --------   --------    --------
Total loans receivable..........    (8,118)     7,747         (371)     (22,674)    23,023         349
Mortgage-related securities.....    (1,604)     4,816        3,212       (2,965)    15,604      12,639
Investment securities...........      (439)      (250)        (689)      (1,038)    (2,654)     (3,692)
Other interest-earning assets...      (760)      (628)      (1,388)      (3,403)       (33)     (3,436)
                                  --------    -------     --------     --------   --------    --------
Total net change in income on
  interest-earning assets.......   (10,921)    11,685          764      (30,080)    35,940       5,860
Interest-bearing liabilities:
  Deposits:
     Savings deposits...........    (2,894)     1,379       (1,515)      (7,519)     4,388      (3,131)
     Money market deposits......      (351)        22         (329)      (1,240)        86      (1,154)
     AMA deposits...............    (1,985)       385       (1,600)      (6,772)     2,461      (4,311)
     Interest-bearing demand
       deposits.................      (807)       376         (431)      (2,051)     1,121        (930)
     Certificates of deposit....    (9,629)    (4,426)     (14,055)     (33,690)   (15,557)    (49,247)
                                  --------    -------     --------     --------   --------    --------
Total deposits..................   (15,666)    (2,264)     (17,930)     (51,272)    (7,501)    (58,773)
Trust preferred securities......        --       (261)        (261)           9       (271)       (262)
Borrowings......................    (2,512)     5,563        3,051       (7,035)    16,314       9,279
                                  --------    -------     --------     --------   --------    --------
Total net change in expense on
  interest-bearing
  liabilities...................   (18,178)     3,038      (15,140)     (58,298)     8,542     (49,756)
                                  --------    -------     --------     --------   --------    --------
Net change in net interest
  income........................  $  7,257    $ 8,647     $ 15,904     $ 28,218   $ 27,398    $ 55,616
                                  ========    =======     ========     ========   ========    ========

---------------
(1) Includes home equity lines of credit and improvement loans, student loans, automobile loans, passbook loans, credit card loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    General

     The Company reported a 47.5% increase in diluted earnings per share to $0.59 for the quarter ended September 30, 2002 compared to $0.40 for the quarter ended September 30, 2001. Net income increased $9.8 million or 44.7% to $31.9 million for the quarter ended September 30, 2002 compared to $22.1 million for the quarter ended September 30, 2001.

     Cash earnings for the quarter ended September 30, 2002 increased 38.0% to $36.4 million and increased 39.6% per diluted share to $0.67 compared to the same period in the prior year. Cash earnings include net income adjusted for the amortization of intangibles and certain charges related to the Company's stock benefit plans, net of tax. The Company believes the reporting of cash earnings along with earnings calculated in accordance with generally accepted accounting principles (GAAP) provides further insight into the Company's operating performance.

     On a linked quarter basis, the Company reported a 3.5% increase in diluted earnings per share from $0.57 for the quarter ended June 30, 2002 compared to $0.59 for the quarter ended September 30, 2002. Net income increased $264,000 to $31.9 million for the quarter ended September 30, 2002 compared to $31.7 million for the quarter ended June 30, 2002.

    Net Interest Income

     Net interest income increased by $15.9 million or 25.7% to $77.7 million for the three months ended September 30, 2002 as compared to $61.8 million for the three months ended September 30, 2001. The increase was due to a $15.1 million decrease in interest expense combined with a $0.8 million increase in interest income. The growth in net interest income primarily reflects the 52 basis point increase in net interest margin as well as a $666.0 million increase in average interest-earning assets during the three months ended September 30, 2002 as compared to the same period in the prior year. The increase in average interest-earning assets was primarily attributable to growth in mortgage-related securities, commercial mortgage and business loans and mortgage warehouse lines of credit, funded largely by increases in deposits and borrowings.

     The Company's net interest margin increased 52 basis points to 4.21% for the three months ended September 30, 2002 compared to 3.69% for the three months ended September 30, 2001. The improvement in net interest margin was directly attributable to the Company's strategy to reduce the cost of interest-bearing liabilities in order to offset the decline in the yield earned on interest-earning assets resulting from the current interest rate environment. For the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, the average rate paid on interest-bearing liabilities decreased 120 basis points, more than offsetting the 60 basis point decline in the average yield earned on interest-earning assets. This decline mirrored the movement in the yield curve with short-term rates declining more rapidly than longer term rates. Complementing the movement in the yield curve, the Company contributed to the improvement in net interest margin by originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on delivering core deposits. In addition, the Company continued a disciplined pricing strategy for deposits, which was effective in addressing the current interest rate yield curve. Management expects that favorable repricing of deposits should level off during the remainder of the calendar year.

     Interest income increased by $0.8 million to $121.7 million for the quarter ended September 30, 2002 compared to $120.9 million for the quarter ended September 30, 2001. Interest income on loans decreased $0.4 million due to a 57 basis point decrease in the yield earned on loans from 7.55% for the three months ended September 30, 2001 to 6.98% for the three months ended September 30, 2002. Partially offsetting the decline in yield was a $725.0 million increase in the average balance of loans during the same period. The increase in the average balance is primarily due to a $425.9 million increase in the average balance of commercial mortgage and business loans and a $77.8 million increase in the average balance of mortgage warehouse lines of credit. In addition, the Company is committed to maintaining its leadership position in the multi-family residential origination market. As a consequence, the average balance of such loans increased by $153.2 million for the three months ended September 30, 2002 compared to the 2001 period. Partially offsetting the growth in these four portfolios was a $280.1 million decrease in the aggregate average balance of the Company's single-family and cooperative apartment loans due to both increased repayments as a result of the current interest rate environment as well as decreased emphasis on originations. The Company primarily originates single-family loans for sale through its previously discussed private label program with Cendant. The decrease in yield is due to the current interest rate yield curve and the Company's investment in commercial business loans and mortgage warehouse lines of credit which are primarily variable-rate loans and thus, are repricing downward in the current interest rate environment.

     Income on investment securities declined $0.7 million due to a $22.6 million decrease in the average balance of investment securities for the quarter ended September 30, 2002 compared to the same period in the prior year and a 93 basis point decrease in the yield earned from 4.76% for the quarter ended September 30, 2001 to 3.83% for the quarter ended September 30, 2002. Interest income on mortgage-related securities increased $3.2 million during the three months ended September 30, 2002 compared to the three months ended September 30, 2001 as a result of a $339.3 million increase in the average balance of these securities partially offset by a 79 basis point decrease in the yield earned from 6.30% for the quarter ended September 30, 2001 to 5.51% for the quarter ended September 30, 2002. The increase in the average balance was primarily due to an increase in borrowings which were invested in mortgage-related securities. The overall decline in the yields on securities reflected the decline in general market rates of interest experienced during calendar 2002.

     Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $1.4 million in the current quarter compared to the prior year quarter due to a decrease of $1.1 million in interest on short-term investments and a decrease of $0.3 million in dividends on FHLB stock.

     Interest expense decreased $15.1 million to $44.0 million or 25.6% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease primarily reflects a 155 basis point decrease in the average rate paid on deposits to 1.59% for the quarter ended September 30, 2002 compared to 3.14% for the quarter ended September 30, 2001. The decrease in rates was attributable to the continued disciplined pricing strategy which was effective in addressing the current interest rate yield curve. This decrease was partially offset by a $197.0 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of core deposits increased $620.2 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 as the Company was able to continue to shift the composition of the deposit portfolio from higher costing time deposits to core deposits. The $442.6 million increase in the average balance of FHLB borrowings, which have primarily been used to fund the purchase of mortgage-related securities and commercial mortgage and business loan originations, resulted in additional interest expense of $3.1 million.

     On a linked quarter basis, net interest income decreased $2.1 million from $77.8 million for the three months ended June 30, 2002 to $75.7 million for the three months ended September 30, 2002. Net interest margin decreased 14 basis points from 4.35% for the three months ended June 30, 2002 to 4.21% for the three months ended September 30, 2002. The Company experienced a 20 basis point decrease in the yield earned on average interest-earning assets during the quarter from 6.77% for the June 2002 quarter compared to 6.57% for the September 2002 quarter. This decrease was only partially offset by a 7 basis point decline in the rate paid on average interest-bearing liabilities from 2.58% for the June 2002 quarter compared to 2.51% for the September 2002 quarter. The net interest margin compression was primarily the result of the high levels of cash flow received from loan refinancings as well as accelerated prepayments of mortgage-backed securities, the proceeds of which were being reinvested in lower yielding interest-earning assets due to the current interest rate environment. The Company, based upon the current interest rate and refinance environment, expects the compression in net interest margin to continue through at least the last quarter of 2002.

     Average interest-earning assets increased by $72.2 million to $7.40 billion for the three months ended September 30, 2002 compared to $7.33 billion for the three months ended June 30, 2002. This increase was primarily due to growth of $162.5 million in the loan portfolio and $37.3 million in the investment securities portfolio partially offset by a $137.8 million decline in the mortgage-related securities portfolio as a result of accelerated repayments on the underlying loans collateralizing the securities due to the current refinancing market.

     Mortgage warehouse lines of credit increased $122.3 million during the quarter to $486.4 million at September 30, 2002 compared to $364.1 million at June 30, 2002 as a result of the current refinance market. Excluding mortgage warehouse lines of credit, the Company originated loans totaling $580.4 million, of which $340.8 million were retained for portfolio, during the three months ended September 30, 2002 compared to originations of $748.4 million, of which $535.2 million were retained for portfolio, during the three months ended June 30, 2002. Partially offsetting the originations were repayments totaling $340.4 million during the three months ended September 30, 2002 compared to $377.4 million for the three months ended June 30, 2002.

     Provision for Loan Losses

     The Company's provision for loan losses decreased by $1.0 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Non-performing assets as a percentage of total assets totaled 44 basis points at September 30, 2002 compared to 66 basis points at September 30, 2001. Non-performing assets decreased 29.7% to $35.3 million at September 30, 2002 compared to $50.3 million at September 30, 2001. The $15.0 million decrease was primarily due to a $21.9 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments which was partially offset by an increase of $7.1 million in non-accrual loans, primarily commercial mortgage and business loans. The Company's allowance amounted to 1.35% and 1.34% of total loans at September 30, 2002 and 2001, respectively.

     Non-Interest Income

     Emphasis on fee-based income continues to gain momentum throughout the various divisions within the Company. As a result of a variety of initiatives, the Company experienced a 28.8% increase in non-interest income, from $13.8 million for the quarter ended September 30, 2001 to $17.8 million for quarter ended September 30, 2002.

     During the quarter ended September 30, 2002, the Company recognized net gains of $39,000 on the sales of loans and securities, compared to a $4,000 gain during the quarter ended September 30, 2001.

     In the quarter ended September 30, 2002, the Company's mortgage-banking activities resulted in total revenue of $2.8 million compared to $2.5 million in the quarter ended September 30, 2001. The Company continues to originate multi-family residential loans for sale in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. As part of these transactions, the Company retains a portion of the associated credit risk. At September 30, 2002, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $108.4 million. Such amount will continue to increase as long as the Company continues to sell loans under this program to Fannie Mae. The Company retains exposure until the portfolio of loans sold to Fannie Mae are paid in entirety or the Company funds claims by Fannie Mae for the maximum loss exposure. Although all of the loans in the portfolio are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. At September 30, 2002, the liability totaled $3.1 million. Also included in mortgage-banking activities is the gain realized on the sales of single-family residential mortgage loans and related servicing to Cendant.

     The $0.3 million increase in mortgage-banking activities for the quarter ended September 30, 2002 compared to the prior year quarter was primarily due to $0.4 million higher gains on sales and $0.7 million of higher origination and servicing fees partially offset by $0.9 million of amortization of capitalized servicing rights. During the quarter ended September 30, 2002, the Company sold $201.5 million of multi-family residential loans compared to $113.9 million during the quarter ended September 30, 2001. The Company also sold $31.5 million of single-family residential mortgage loans to Cendant in the quarter ended September 30, 2002. The Company had a $5.1 million capitalized servicing asset as of September 30, 2002.

     Service fee income increased by $3.1 million, or 36.7% for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. The increase was principally due to approximately $1.5 million in mortgage prepayment fees combined with a $0.6 million increase in the Company's modification and extension fees on mortgage loans due to the current interest rate environment and resulting refinance market. In addition, banking fees increased $0.7 million, or 10.3% related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits, as well as an increase in per unit charges and the debit card program. The increase in fee income is also partly due to increased fees of $0.1 million on the sales of mutual funds and annuity products as investors seek investment opportunities providing potentially higher returns than deposits.

     Other non-interest income increased $0.6 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. The increase was primarily attributable to gains of $1.3 million on the sale of two surplus bank facilities sold in the normal course of business during the quarter ended September 30, 2002. The increase was partially offset by a $0.6 million refund from the FDIC on the overassessment of 1992 deposit insurance premiums received during the quarter ended September 30, 2001.

     Non-Interest Expenses

     Non-interest expense increased $5.5 million to $43.4 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. This increase was primarily attributable to a $4.7 million increase in compensation and benefits and a $1.5 million increase in other non-interest expense. The Company currently expects to open approximately ten de novo branch locations during the next twelve to eighteen months and as a result anticipates experiencing higher annual operating costs. Effective April 1, 2001, the Company adopted SFAS No. 142 which resulted in discontinuing the amortization of goodwill. As a result, there was no amortization of goodwill for the comparative quarters.

     Compensation and employee benefits expense increased $4.7 million or 25.7% to $23.0 million for the three months ended September 30, 2002 as compared to the same period in the prior year. The increase was due to increases in compensation of $2.7 million, incentive pay of $1.2 million, stock-benefit plan costs of $0.6 million, $0.5 million of additional pension costs partially offset by $0.5 million of lower post-retirement health care benefit costs. The additional compensation and incentive pay was primarily the result of the continuing build-up and expansion of the Company's infrastructure. During calendar 2001 and 2002, the Company recruited several senior executives, including a Chief Credit Officer and Chief Information Officer, to add to senior management. In addition, the Company increased the number of highly experienced senior lenders to serve pre-existing markets and to expand into neighboring geographical areas. The Company also experienced increases as a result of the expansion of retail banking initiatives, such as the addition of a private/banking wealth management group in 2002.

     Occupancy costs decreased $0.2 million or 4.3% to $5.5 million during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Data processing service expenses decreased by $0.1 million or 4.8% to $2.2 million during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

     Amortization of intangible assets will continue under SFAS No. 142. The Company's intangible assets consist primarily of core deposit intangibles recorded as the result of premiums paid on deposits acquired from two branch purchase transactions. Amortization of intangible assets decreased $0.2 million during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. The decrease was due to the completion in April 2002 of the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage-Banking Finance Group.

     Other non-interest expenses increased $1.5 million or 19.3% to $9.5 million for the three months ended September 30, 2002 compared to the same period in the prior year. These costs primarily relate to branch facilities and back office support associated with business initiatives. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

     On a linked quarter basis, non-interest expense decreased $1.7 million to $43.4 million for the quarter ended September 30, 2002 compared to $45.1 million the quarter ended June 30, 2002. The decreases were primarily due to a $0.7 million decrease in compensation and benefits, a $0.6 million decrease in occupancy costs and a $0.4 million decrease in data processing fees. The decrease in compensation and benefits was primarily due to a decrease in incentive pay and postretirement health care benefits partially offset by an increase in pension costs. The decrease in occupancy costs was primarily due to a decrease in equipment amortization expense as certain assets became fully amortized.

INCOME TAXES

     Income tax expense amounted to $18.2 million and $12.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase experienced in the 2002 period reflected the $15.3 million increase in the Company's income before provision for income taxes partially offset by a decrease in the Company's effective tax rate for the three months ended September 30, 2002 to 36.3% compared to 36.5% for the three months ended September 30, 2001.

     As of September 30, 2002, the Company had a net deferred tax asset of $65.6 million including a $4.1 million valuation allowance. During fiscal 2001, the Company recorded a $17.2 million adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998. The valuation allowance was also established during fiscal 2001 due to the possibility that the deferred tax asset would not be fully utilized. The valuation allowance relates to management's expectation that a portion of such deferred tax asset may not be fully realized based on current projections of the Company's future net income. The Company has identified the valuation of deferred tax assets as a critical accounting policy.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    General

     The Company reported a 55.6% increase in diluted earnings per share to $1.68 for the nine months ended September 30, 2002 compared to $1.08 for the nine months ended September 30, 2001. Net income increased 57.3% to $92.3 million for the nine months ended September 30, 2002 compared to $58.7 million for the nine months ended September 30, 2001. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill, which totaled $185.2 million at such date. As a result of the adoption, net income increased by $3.6 million and diluted earnings per share increased by $0.07 for the nine months ended September 30, 2002.

     Cash earnings for the nine months ended September 30, 2002 increased 42.3% to $105.9 million and increased 40.9% per diluted share to $1.93 compared to the same period in the prior year. Cash earnings include net income adjusted for the amortization of goodwill and intangibles and certain charges related to the Company's stock benefit plans, net of tax.

    Net Interest Income

     Net interest income increased by $55.6 million or 31.5% to $232.3 million for the nine months ended September 30, 2002 as compared $176.7 million for the nine months ended September 30, 2001. The increase was due to a $49.7 million decrease in interest expense combined with a $5.9 million increase in interest income. The growth in net interest income primarily reflects the 68 basis point increase in net interest margin as well as a $701.7 million increase in average interest-earning assets during the nine months ended September 30, 2002 as compared to the same period in the prior year. The increase in average interest-earning assets was primarily attributable to growth in commercial mortgage and business loans and mortgage-related securities.

     The Company's net interest margin increased 68 basis points to 4.25% for the nine months ended September 30, 2002 compared to 3.57% for the nine months ended September 30, 2001. The improvement in net interest margin was directly attributable to the Company's strategy to reduce the cost of interest-bearing liabilities in order to offset the decline in the yield earned on interest-earning assets resulting from the current interest rate environment. For the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, the average rate paid on interest-bearing liabilities decreased 135 basis points, more than offsetting the 60 basis point decline in the average yield earned on interest-earning assets. This decline mirrored the movement in the yield curve with short-term rates declining more rapidly than longer term rates. Complementing the movement in the yield curve, the Company contributed to the improvement in net interest margin by originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on delivering core deposits. In addition, the Company continued a disciplined pricing strategy for deposits, which was effective in addressing the current interest rate yield curve. Management expects that favorable repricing of deposits should level off during the remainder of the calendar year.

     Interest income increased by $5.9 million to $366.6 million for the nine months ended September 30, 2002 compared to $360.7 million for the nine months ended September 30, 2001. Interest income on loans increased $0.3 million due to a $420.8 million increase in the average balance of loans largely offset by a 54 basis point decrease in the yield earned on loans from 7.63% for the nine months ended September 30, 2001 to 7.09% for the nine months ended September 30, 2002. The increase in the average balance is primarily due to a $484.7 million increase in the average balance of commercial mortgage and business loans, accompanied by a $103.5 million increase in the average balance of mortgage warehouse lines of credit. The increase in the mortgage warehouse lines of credit was due to internal growth of $20.0 million fueled by a robust residential mortgage refinance market and the acquisition in April 2001 of $83.5 million of outstanding mortgage warehouse advances. In addition, the Company is committed to maintaining its leadership position in the multi-family residential origination market. As a consequence, increased the average balance of such loans increased by $53.2 million for the nine months ended September 30, 2002 compared to the 2001 period. Partially offsetting the growth in these four portfolios was a $258.5 million decrease in the aggregate average balance of the Company's single-family and cooperative apartment loans due to both increased prepayments as a result of the current interest rate environment as well as decreased emphasis on originations. The Company primarily originates single-family loans for sale through its previously discussed private label program with Cendant. The decrease in yield is due to the current interest rate yield curve and the Company's investment in commercial business loans and mortgage warehouse lines of credit which are primarily variable-rate loans and thus, are repricing downward in the current interest rate environment.

     Income on investment securities declined $3.7 million due to a 68 basis point decrease in the yield earned from 5.49% for the nine months ended September 30, 2001 to 4.81% for the nine months ended September 30, 2002 and a $70.9 million decrease in the average balance of investment securities for the nine months ended September 30, 2002 compared to the same period in the prior year. Interest income on mortgage-related securities increased $12.6 million during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as a result of a $352.7 million increase in the average balance of these securities partially offset by a 51 basis point decrease in the yield earned from 6.34% for the nine months ended September 30, 2001 to 5.83% for the nine months ended September 30, 2002. The increase in the average balance was primarily due to an increase of borrowings, the proceeds of which were invested in mortgage-related securities. The declines in the yields on securities reflected the decline in general market rates of interest experienced during calendar 2002.

     Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock in the current period) decreased $3.4 million in the current nine months compared to the same period in the prior year due to a decrease of $2.1 million in interest on short-term investments and a decrease of $1.3 million in dividends on FHLB stock.

     Interest expense decreased $49.8 million or 27.0% to $134.3 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease primarily reflects a 175 basis point decrease in the average rate paid on deposits to 1.74% for the nine months ended September 30, 2002 compared to 3.49% for the nine months ended September 30, 2001. The decrease in rates was attributable to the continued disciplined pricing strategy which was effective in addressing the current interest rate yield curve. This decrease was partially offset by a $229.7 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of core deposits increased $683.2 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as the Company was able to continue to shift the composition of the deposit portfolio from higher costing time deposits to core deposits. The $427.4 million increase in the average balance of FHLB borrowings, which have primarily been used to fund the purchase of mortgage-related securities and commercial mortgage and business loan originations, resulted in additional interest expense of $9.3 million.

    Provision for Loan Losses

     The Company's provision for loan losses increased by $0.5 million to $6.0 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, increase in delinquencies and charge-offs, the increase in mortgage warehouse advances, the continued emphasis on commercial mortgage and business loan originations as well as the recognition of current economic conditions.

    Non-Interest Income

     As a result of a variety of initiatives, the Company experienced a 26.7% increase in non-interest income, from $40.0 million for the nine months ended September 30, 2001 to $50.7 million for nine months ended September 30, 2002.

     During the nine months ended September 30, 2002, the Company recognized net gains of $0.6 million on the sales of loans and securities, substantially all of which relates to the gain on the sale of equity securities. During the nine months ended September 30, 2001, the Company recognized a net gain of $1.1 million primarily on the sale of $250.4 million of primarily preferred securities.

     In the nine months ended September 30, 2002, the Company's mortgage-banking activities resulted in total revenue of $7.5 million compared to $9.6 million in the nine months ended September 30, 2001. The Company continues to originate for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. The Company also originates and sells single-family residential mortgage loans and related servicing to Cendant.

     The $2.1 million decrease in mortgage-banking activities for the nine months ended September 30, 2002 compared to the same period in the prior year was primarily due to the establishment of the $3.1 million liability related to the retained credit exposure and the $1.9 million additional amortization of capitalized servicing rights partially offset by increases of $0.7 million of gains on sales and $2.2 million of higher origination and servicing fees. During the nine months ended September 30, 2002, the Company sold $624.5 million of multi-family loans and $96.3 million of single-family loans. During the nine months ended September 30, 2001, the Company sold $669.6 million, of which $409.5 million were originated for sale and $260.1 million were sold from portfolio.

     Service fee income increased by $12.2 million, or 53.5% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase was principally due to approximately $4.9 million in mortgage prepayment fees combined with a $2.2 million increase in the Company's modification and extension fees on mortgage loans due to the current interest rate environment and resulting refinance market. In addition, other loan fees increased $1.2 million and banking fees increased $2.1 million, or 12.3% related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits as well as an increase in per unit charges and the debit card program. The increase in fee income is also partly due to increased fees of $1.5 million on the sales of mutual funds and annuity products as investors seek higher yielding investment opportunities.

     Income on BOLI increased $0.7 million, or 17.8% to $4.8 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due to an increase in the cash surrender value of BOLI.

     Non-Interest Expenses

     Non-interest expense, excluding amortization of goodwill, increased $20.0 million to $132.2 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase was primarily attributable to a $15.3 million increase in compensation and benefits, $1.1 million increase in data processing fees and $4.0 million in other non-interest expense. The Company currently expects to open approximately ten locations during the next twelve to eighteen months and as a result anticipates higher annual operating costs. Effective April 1, 2001, the Company adopted SFAS No. 142 which resulted in discontinuing the amortization of goodwill. As a result, amortization of goodwill decreased by $3.6 million for the nine months ended September 30, 2002 compared to September 30, 2001.

     Compensation and employee benefits expense increased $15.3 million or 28.5% to $69.1 million for the nine months ended September 30, 2002 as compared to the same period in the prior year. The increase was due to increases in compensation of $7.4 million, incentive pay of $4.3 million, stock benefit plan costs of $2.3 million, medical costs of $0.9 million and pension costs of $0.2 million. The additional compensation and incentive pay was primarily the result of the continuation of building and expanding the Company's infrastructure. During calendar 2001 and 2002, the Company recruited several senior executives, including a Chief Credit Officer and Chief Information Officer, to add to senior management. In addition, the Company increased the number of highly experienced senior lenders to serve its pre-existing markets and to expand into neighboring geographical areas. The Company also realized increases as a result of the expansion of retail banking initiatives, such as the addition of a private/banking wealth management group in 2002.

     Occupancy costs remained level at $17.3 million for both the nine months ended September 30, 2002 and 2001. The increase in occupancy expense as a result of the expansion of operations resulting from the opening of five de novo branches during the twelve months ended September 30, 2002 was offset by lower equipment depreciation costs.

     Data processing service expenses increased by $1.1 million or 17.6% to $7.3 million during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase was primarily the result of additional costs associated with the expansion of operations resulting from the five de novo branches opened during the twelve months ended September 30, 2002.

     Amortization of intangible assets will continue under SFAS No. 142. The Company's intangible assets consist primarily of core deposit intangibles recorded as the result of premiums paid on deposits acquired from two branch purchase transactions. Amortization of intangible assets decreased $0.3 million during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decrease was due to the completion in April 2002 of the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage-Banking Finance Group.

     Other non-interest expenses increased $4.0 million, or 16.2%, to $28.5 million for the nine months ended September 30, 2002 compared to $24.5 million for the same period in the prior year. These costs primarily relate to branch facilities and back office support associated with business initiatives. These expenses also include items such as professional services, equipment expenses, office supplies, postage, telephone expenses and maintenance and security.

    Income Taxes

     Income tax expense amounted to $52.5 million and $36.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase experienced in the 2002 period reflected the $49.4 million increase in the Company's income before income taxes partially offset by a decrease in the Company's effective tax rate for the nine months ended September 30, 2002 to 36.2% compared to 38.5% for the nine months ended September 30, 2001. The decrease in effective tax rate was primarily due to the adoption of SFAS No. 142, effective April 1, 2001, which discontinues the amortization of non-tax-deductible goodwill for book purposes.

REGULATORY CAPITAL REQUIREMENTS

     The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 2002.

                                            REQUIRED              ACTUAL               EXCESS
                                       ------------------   ------------------   ------------------
                                       PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                                       -------   --------   -------   --------   -------   --------
                                                          (DOLLARS IN THOUSANDS)
Tier I leverage capital
  ratio(1)(2)........................    4.0%    $311,048     8.7%    $679,989     4.7%    $368,941
Risk-based capital ratios:(2)
  Tier I.............................    4.0      263,919    10.3      679,989     6.3      416,070
  Total..............................    8.0      527,837    11.6      765,228     3.6      237,391

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

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York only to a limited degree as a source of funds. However, due to the Company's increased focus on expanding its commercial mortgage and business loan portfolios, the Company increased its FHLB borrowings to $1.98 billion at September 30, 2002.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At September 30, 2002, there were outstanding commitments and unused lines of credit issued by the Company to originate or acquire mortgage loans aggregating $383.2 million consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended September 30, 2003. In addition, at September 30, 2002, unused commercial business lines of credit and mortgage warehouse lines of credit outstanding were $171.8 million and $225.2 million, respectively. At September 30, 2002 outstanding commitments for other loans totaled $85.4 million, primarily comprised of home equity loans and lines of credit. Certificates of deposit at September 30, 2002 scheduled to mature in one year or less totaled $1.22 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

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

     Based on the information and assumptions in effect at September 30, 2002, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $5.6 million or 1.75%, while a 100 basis point gradual decrease in interest rates would decrease net interest income by $5.3 million or 1.67%.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2002, the Company's one-year cumulative gap position improved to a negative 5.20%, compared to negative 7.93% at June 30, 2002. A positive gap will generally result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on the net interest margin.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2002, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown (the Gap Table). The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability. The Gap Table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2002 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

     The Gap Table does not indicate the effect of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities will differ from the Company's estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when they may be exercised. Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time. Within the one year time period, money market accounts were assumed to decay at 55%, savings accounts were assumed to decay at 30% and NOW accounts were assumed to decay at 40%. Deposit decay rates (estimated deposit withdrawal activity) can have a significant effect on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that assumed decay rates will approximate actual future deposit withdrawal activity.

     The following table reflects the repricing of the balance sheet, or "gap" position at September 30, 2002.

                                   0 - 90     91 - 180    181 - 365      1 - 5         OVER
                                    DAYS        DAYS         DAYS        YEARS       5 YEARS       TOTAL
                                 ----------   ---------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Interest-earning assets:
  Mortgage loans(1)............  $  450,617   $ 220,143   $  364,638   $2,467,046   $1,295,174   $4,797,618
  Commercial business and other
    loans......................     750,230      36,072       67,901      379,835       34,919    1,268,957
  Mortgage-related securities
    and other securities(2)....     232,430     158,717      227,329      416,853      114,135    1,149,464
  Other interest-earning
    assets(3)..................     158,073          --           --           --       99,228      257,301
                                 ----------   ---------   ----------   ----------   ----------   ----------
Total interest-earning
  assets.......................   1,591,350     414,932      659,868    3,263,734    1,543,456    7,473,340
Interest-bearing liabilities:
  Savings, NOW and money market
    deposits...................     257,536     257,536      515,073      572,227    1,118,882    2,721,254
  Time deposits................     640,234     278,090      296,255      447,630           --    1,662,209
  Borrowings...................     400,025          63      440,488      256,187      884,788    1,981,551
                                 ----------   ---------   ----------   ----------   ----------   ----------
Total interest-bearing
  liabilities..................   1,297,795     535,689    1,251,816    1,276,044    2,003,670    6,365,014
Interest sensitivity gap.......     293,555    (120,757)    (591,948)   1,987,690     (460,214)
                                 ----------   ---------   ----------   ----------   ----------
Cumulative interest sensitivity
  gap..........................  $  293,555   $ 172,798   $ (419,150)  $1,568,540   $1,108,326
                                 ==========   =========   ==========   ==========   ==========
Cumulative interest sensitivity
  gap as a percentage of total
  assets.......................        3.64%       2.14%       (5.20)%      19.46%       13.75%
                                 ==========   =========   ==========   ==========   ==========

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

ITEM 4.  CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

             NO.                           DESCRIPTION
             ---                           -----------
              3.2  By-laws, as amended, of Independence Community Bank Corp., filed herein.
             99.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             99.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              b) Reports on Form 8-K

             DATE                                 ITEM AND DESCRIPTION
             ----                                 --------------------
             August 13, 2002  9 -- The Chief Executive Officer and the Chief Financial
                              Officer of the Company voluntarily filed pursuant to a Form
                              8-K the sworn statements attached thereto as Exhibits 99.1 and 99.2 with the Securities and Exchange Commission ("SEC")
                              with respect to the matters set forth in the SEC's Order No.
                              4-460, dated June 27, 2002 (the "Order"), and pursuant to
                              Section 21(a)(1) of the Securities and Exchange Act of 1934.
                              The Company chose to voluntarily comply with the provisions of the Order even though it was not subject to the Order.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.

Date: November 13, 2002                                             By: /s/ ALAN H. FISHMAN
                                                         ----------------------------------------------
                                                                        Alan H. Fishman
                                                                         President and
                                                                    Chief Executive Officer

Date: November 13, 2002                                              By: /s/ JOHN B. ZURELL
                                                         ----------------------------------------------
                                                                         John B. Zurell
                                                                  Executive Vice President and
                                                                    Chief Financial Officer

                     CERTIFICATION PURSUANT TO RULE 13A-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alan H. Fishman, the President and Chief Executive Officer of Independence Community Bank Corp., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Independence Community Bank Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ ALAN H. FISHMAN
                                          --------------------------------------
                                                     Alan H. Fishman
                                          President and Chief Executive Officer

Date: November 13, 2002

                     CERTIFICATION PURSUANT TO RULE 13A-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John B. Zurell, the Executive Vice President and Chief Financial Officer of Independence Community Bank Corp., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Independence Community Bank Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ JOHN B. ZURELL
                                          --------------------------------------
                                                      John B. Zurell
                                            Executive Vice President and Chief
                                                    Financial Officer

Date: November 13, 2002