Form 10-K
period 2002-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2003-03-31
CIK 945734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.  YES [ ]     NO [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12-b-2 of the Act).  YES [X]     NO [ ]

     The aggregate market value of the 46,586,952 shares of the Registrant's common stock held by non-affiliates (55,577,403 shares outstanding less 8,990,451 shares held by affiliates), based upon the closing price of $29.27 for the Common Stock on June 28, 2002, the last business day in the Registrant's second quarter, was approximately $1.36 billion. Shares of Common Stock held by each executive officer and director, the Registrant's 401(k) Plan and Employee Stock Ownership Plan and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 14, 2003, there were 55,577,403 shares of the Registrant's common stock issued and outstanding.

     (1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEPENDENCE COMMUNITY BANK CORP.

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1.   Business
          Independence Community Bank Corp............................     1
          Independence Community Bank.................................     1
          Change in Fiscal Year End...................................     1
          Market Area and Competition.................................     1
          Forward Looking Information.................................     3
          Available Information.......................................     3
          Lending Activities..........................................     4
          Asset Quality...............................................    15
          Investment Activities.......................................    22
          Sources of Funds............................................    26
          Employees...................................................    29
          Subsidiaries................................................    29
          Regulation..................................................    30
          Taxation....................................................    39
ITEM 2.   Properties..................................................    41
ITEM 3.   Legal Proceedings...........................................    43
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    43
PART II
ITEM 5.   Market for Independence Community Bank Corp.'s Common Equity
          and Related Stockholder Matters.............................    44
ITEM 6.   Selected Financial Data.....................................    45
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    47
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk...    71
ITEM 8.   Financial Statements and Supplementary Data.................    76
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   119
PART III
ITEM 10.  Directors and Executive Officers of Independence Community
          Bank Corp. .................................................   119
ITEM 11.  Executive Compensation......................................   119
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   120
ITEM 13.  Certain Relationships and Related Transactions..............   121
ITEM 14.  Controls and Procedures.....................................   121
PART IV
ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   122
SIGNATURES............................................................   124

PART I

ITEM 1.   BUSINESS

INDEPENDENCE COMMUNITY BANK CORP.

     Independence Community Bank Corp. (the "Holding Company") is a Delaware corporation organized in June 1997 by Independence Community Bank (the "Bank"), for the purpose of becoming the parent savings and loan holding company of the Bank. The Bank's reorganization to the stock form of organization and the concurrent offer and sale of the Holding Company's common stock was completed on March 13, 1998 (the "Conversion"). The assets of the Holding Company are primarily the capital stock of the Bank, dividends receivable from the Bank, certain cash and cash equivalents and securities available-for-sale. The business and management of the Holding Company consists primarily of the business and management of the Bank (the Holding Company and the Bank are collectively referred to herein as the "Company"). The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Holding Company does not intend to employ any persons other than officers of the Bank, and will continue to utilize the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Holding Company expands or changes its business in the future.

     The Company's executive office is located at 195 Montague Street, Brooklyn, New York 11201, and its telephone number is (718) 722-5300. The Company's web address is www.myindependence.com.

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

     The Bank has continued to broaden its banking strategy by emphasizing commercial bank-like products, primarily commercial real estate and business loans, mortgage warehouse lines of credit and commercial deposits. This strategy focuses on increasing both net interest income and fee based revenue while concurrently diversifying the Bank's customer base.

CHANGE IN FISCAL YEAR END

     The Company announced in October 2001 that it changed its fiscal year end from March 31, to December 31, effective December 31, 2001. This change provides internal efficiencies as well as aligns the Company's reporting cycle with regulators, taxing authorities and the investor community. Due to the change in the Company's fiscal year end, the comparison of annual operating performance is based upon the audited 12 month calendar year ended December 31, 2002 compared to the 12 month calendar year ended December 31, 2001 and the audited 12 month fiscal year ended March 31, 2001.

MARKET AREA AND COMPETITION

     The Company is a community-oriented financial institution providing financial services and loans for housing and commercial businesses within its market area. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the diverse needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities it serves. The Company oversees its 73 branch office network from its headquarters located in downtown Brooklyn. The Company operates 19 branch offices in the borough of Brooklyn, another nine in the borough of Queens and eleven more branches dispersed among Manhattan, the Bronx, Staten Island, Nassau, Suffolk and Westchester Counties of New York. As a result of the acquisitions of Broad National Bancorporation ("Broad"), Newark, New Jersey and Statewide Financial Corp.

("Statewide"), Jersey City, New Jersey during fiscal 2000, the Company also operates 34 branches in the northern New Jersey counties of Bergen, Essex, Hudson, Middlesex and Union. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, which deposits constitute the primary funding source of the Bank's operations. The Company currently expects to expand its branch network through the opening of approximately twelve branch locations over the next twelve to eighteen months. During the first quarter of 2003, the Company opened two branches in Manhattan which brings the total to 75 banking offices.

     Although the Company generally lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured by properties located in the boroughs of Brooklyn, Queens and Manhattan, Nassau County, Long Island, and the counties in northern and central New Jersey. The Company's customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and, to a lesser degree, low to moderate income households. Most of the businesses the Company lends to are small and medium sized and are primarily dependent upon the regional economy, which economy, due to its connections to the national economy, may be adversely affected not only by conditions within the local market but also by conditions existing elsewhere. At December 31, 2002, over 75% of the loan portfolio consisted of commercial real estate, commercial business and multi-family residential loans. Such loans may be more sensitive to adverse changes in the local economy than single-family residential loans. Increased delinquencies or other problems with such loans could affect the Company's financial condition and profitability.

     Over the past few years there has been a national and local economic slowdown, which has resulted in New York City currently being in a recession. New York City, and to a lesser degree, the New York City metropolitan area, has been impacted by a reduction in employment and profitability experienced by national securities and investment banking firms, many of which are domiciled in Manhattan, as well as the lack of growth and reduced profitability of other financial service companies. In spite of its size and diversity, the New York City metropolitan area economy is significantly affected by the level of business activity and profitability within the securities and financial services industries. New York City has lost approximately 220,000 jobs in two years, of which approximately 23,000 are attributable to investment banking firms. The reduction of jobs is a prime reason for the current fiscal crisis in New York City. The elimination of these positions resulted in less taxes collected by New York City on salaries and bonuses and has strained its social services departments as an increased number of people are seeking public assistance.

     Historically, the New York City metropolitan area has benefited from being the corporate headquarters of many large industrial and commercial national companies which have, in turn, attracted many smaller companies, particularly within the service industry. However, as a consequence of being the home of many national companies and to a large number of national securities and investment banking firms, as well as being a popular travel destination, the New York City metropolitan area is sensitive to the economic health of the United States. As a result, continued economic deterioration in other parts of the United States could have an adverse impact on the economic climate of New York City. In addition, the events of September 11, 2001 and the resultant effect on the local economy has lead to uncertainty as to the impact, both long and short-term, on businesses and real estate values in Manhattan. The decline in tourism also resulted in reduced profitability and job losses in New York City. Commercial real estate values have declined during this period due to significant vacancies in commercial properties and high end residential properties.

     Furthermore, the rate of population growth of the New York City and Newark metropolitan statistical areas, which are the primary market areas of the Company, has been at a much slower rate than the nation as a whole during the past 12 years. At June 30, 2002, the Company's deposit market share was 0.99% of the New York City metropolitan statistical area and 1.99% of the Newark metropolitan statistical area. These two areas account for 55 of the Company's branch locations. In addition, the boroughs of Brooklyn and Queens, in which the Company maintains its largest market presence, have experienced relatively stagnant population growth in recent periods. Such stagnant population growth also has been a factor in the increasing competition among financial institutions operating in the Company's market area. Such slower growth may challenge the Company's ability to meet its full business plan.

     The Company faces significant competition both in making loans and in attracting deposits. The New York City metropolitan area has a significant concentration of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources than the Company. Over the past 10 years, consolidation of the banking industry in the New York City metropolitan area has continued, resulting in the Company facing larger and increasingly efficient competitors. It is also reflected in the low deposit growth experienced in the Company's existing branch offices, with deposit growth being primarily the result of acquisitions. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage-banking companies, commercial finance companies and insurance companies. The Company's most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, credit unions and commercial finance companies. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.

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

AVAILABLE INFORMATION

     The Company is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Members of the public may read and copy any document the Company files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. The Company's SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. In addition to the foregoing, the Company maintains a web site at www.myindependence.com. The Company's website content is made available for informational purposes only. It should neither be relied upon for investment purposes nor is it incorporated by reference into this Form 10-K. The Company makes available on its internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonable practicable after it files such material with or furnishes such documents to the SEC.

LENDING ACTIVITIES

     GENERAL. At December 31, 2002, the Company's net loan portfolio totaled $5.74 billion (not including $114.4 million loans available-for-sale), which represented 71.5% of the Company's total assets of $8.02 billion at such date. A key corporate objective is over time to change the mix of the Company's loan portfolio by reducing the emphasis on the origination of one-to-four family residential mortgage loans and cooperative apartment loans, and expanding the origination of higher yielding and/or variable rate commercial real estate and commercial business loans and mortgage warehouse lines of credit. However, the largest category of loans in the Company's portfolio continues to be multi-family residential mortgage loans, which totaled $2.44 billion or 41.9% of the Company's total loan portfolio at December 31, 2002, although such loans have materially declined as a percentage of the total loan portfolio over the past three years. Such loans are secured primarily by apartment buildings located in the Company's market area. Reflecting the shift in the Company's lending strategy, the second and third largest loan categories are commercial real estate loans and mortgage warehouse lines of credit loans which totaled $1.31 billion or 22.6% and $692.4 million or 11.9%, respectively, of the total loan portfolio at December 31, 2002. Commercial business loans accounted for $598.3 million or 10.3% of the total loan portfolio at December 31, 2002. These four categories collectively accounted for 86.7% of the Company's total loan portfolio at December 31, 2002. The remainder of the loan portfolio was comprised of $348.6 million of single-family residential mortgage loans, $207.7 million of cooperative apartment loans, $202.0 million of home equity loans and lines of credit and $27.0 million of consumer and other loans.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes, the rates offered by its competitors and the term and credit risk associated with the loan. These factors in turn, are affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), legislative tax policies and governmental budgetary matters.

     As part of the Company's continuing enhancement of its credit administration process, in 2002 the Company redefined its criteria for classifying loans as either commercial real estate or commercial business loans. As a result of the application of the new criteria and the Company's conversion to a new commercial loan servicing system completed during the fourth quarter of 2002, the Company reviewed all of its commercial loan relationships and redesignated as of September 30, 2002 approximately $238.0 million of commercial business loans as commercial real estate or multi-family residential loans. The Company has not revised any other current or prior period information related to this redesignation since it did not affect the amount of the Company's net loan portfolio, total assets, results of operations or earnings per share.

     LOAN PORTFOLIO AND LOANS AVAILABLE-FOR-SALE COMPOSITION. The following table sets forth the composition of the Company's loan portfolio and loans available-for-sale at the dates indicated.

                                                                At December 31,                           At March 31,
                                                  -------------------------------------------   ---------------------------------
                                                          2002                   2001                   2001              2000
                                                  --------------------   --------------------   --------------------   ----------
                                                               PERCENT                Percent                Percent
                                                                 OF                     of                     of
(DOLLARS IN THOUSANDS)                              AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO:
Mortgage loans on real estate:
  Single-family residential.....................  $  348,602      6.0%   $  492,640      8.5%   $  587,153     11.1%   $  674,118
  Cooperative apartment.........................     207,677      3.5       356,500      6.1       409,344      7.8       462,185
  Multi-family residential(1)(2)................   2,436,666     41.9     2,731,513     46.5     2,620,888     49.8     2,731,104
  Commercial real estate(1).....................   1,312,760     22.6     1,019,379     17.3       861,187     16.4       597,165
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Total principal balance -- mortgage loans.......   4,305,705     74.0     4,600,032     78.4     4,478,572     85.1     4,464,572
  Less net deferred fees........................       7,665      0.1        11,198      0.2        10,588      0.2         8,727
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Total mortgage loans on real estate.............   4,298,040     73.9     4,588,834     78.2     4,467,984     84.9     4,455,845
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Commercial business loans, net of deferred
  fees(1).......................................     598,267     10.3       665,829     11.3       436,751      8.3       253,606
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Other loans:
  Mortgage warehouse lines of credit............     692,434     11.9       446,542      7.6       206,707      3.9        48,175
  Home equity loans and lines of credit.........     201,952      3.5       141,905      2.4       117,701      2.3       121,109
  Consumer and other loans......................      26,971      0.4        32,002      0.5        33,489      0.6        73,578
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Total principal balance -- other loans..........     921,357     15.8       620,449     10.5       357,897      6.8       242,862
  Less unearned discounts and deferred fees.....         291      0.0           677      0.0         1,191      0.0         1,793
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Total other loans...............................     921,066     15.8       619,772     10.5       356,706      6.8       241,069
Total loans receivable..........................   5,817,373    100.0%    5,874,435    100.0%    5,261,441    100.0%    4,950,520
                                                  ----------    =====    ----------    =====    ----------    =====    ----------
Less allowance for loan losses..................      80,547                 78,239                 71,716                 70,286
                                                  ----------             ----------             ----------             ----------
Loans receivable, net...........................  $5,736,826             $5,796,196             $5,189,725             $4,880,234
                                                  ==========             ==========             ==========             ==========
LOANS AVAILABLE-FOR-SALE:
  Single-family residential.....................  $    7,576             $    3,696             $       --             $       --
  Multi-family residential......................     106,803                     --                     --                     --
                                                  ----------             ----------             ----------             ----------
Total loans available-for-sale..................  $  114,379             $    3,696             $       --             $       --
                                                  ==========             ==========             ==========             ==========

                                                           At March 31,
                                                  ------------------------------
                                                   2000             1999
                                                  -------   --------------------
                                                  Percent                Percent
                                                    of                     of
(DOLLARS IN THOUSANDS)                             TOTAL      AMOUNT      TOTAL
------------------------------------------------  ------------------------------
LOAN PORTFOLIO:
Mortgage loans on real estate:
  Single-family residential.....................    13.6%   $  491,523     14.0%
  Cooperative apartment.........................     9.3       458,165     13.1
  Multi-family residential(1)(2)................    55.2     2,195,879     62.6
  Commercial real estate(1).....................    12.1       250,105      7.1
                                                   -----    ----------    -----
Total principal balance -- mortgage loans.......    90.2     3,395,672     96.8
  Less net deferred fees........................     0.2        10,529      0.3
                                                   -----    ----------    -----
Total mortgage loans on real estate.............    90.0     3,385,143     96.5
                                                   -----    ----------    -----
Commercial business loans, net of deferred
  fees(1).......................................     5.1        39,362      1.1
                                                   -----    ----------    -----
Other loans:
  Mortgage warehouse lines of credit............     1.0            --       --
  Home equity loans and lines of credit.........     2.4        12,295      0.4
  Consumer and other loans......................     1.5        70,015      2.0
                                                   -----    ----------    -----
Total principal balance -- other loans..........     4.9        82,310      2.4
  Less unearned discounts and deferred fees.....     0.0           334      0.0
                                                   -----    ----------    -----
Total other loans...............................     4.9        81,976      2.4
Total loans receivable..........................   100.0%    3,506,481    100.0%
                                                   =====    ----------    =====
Less allowance for loan losses..................                46,823
                                                            ----------
Loans receivable, net...........................            $3,459,658
                                                            ==========
LOANS AVAILABLE-FOR-SALE:
  Single-family residential.....................            $       --
  Multi-family residential......................                    --
                                                            ----------
Total loans available-for-sale..................            $       --
                                                            ==========

---------------

(1) Reflects redesignation of loans in 2002. See "Lending
    Activities -- General".

(2) Includes loans secured by mixed-use (combined residential and commercial use) properties. At December 31, 2002 and 2001, such loans totaled $919.6 million and $902.2 million, respectively.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Company's loans at December 31, 2002, as well as the dollar amount of such loans which are scheduled to mature after one year and which have fixed or adjustable interest rates. Demand loans, overdraft loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less. In addition, does not include loans available-for-sale.

                                               Principal Repayments Contractually Due in Year(s) Ended December 31,
                                 ------------------------------------------------------------------------------------------------
                                   TOTAL AT
                                 DECEMBER 31,
(IN THOUSANDS)                       2002          2003        2004       2005       2006     2007-2012    2013-2018   THEREAFTER
---------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Single-family residential and
    cooperative apartment(1)...   $  547,790    $    2,530   $  4,378   $  1,715   $  6,085   $   69,262   $ 66,646     $397,174
  Multi-family
    residential(2)(3)..........    2,435,875       149,072     92,964    182,568    355,349    1,338,321    295,761       21,840
  Commercial real estate(3)....    1,312,757       169,531     76,030     97,701    158,672      568,494    160,676       81,653
Commercial business loans......      603,519       117,876     59,232     46,094     71,256      156,133     86,001       66,927
Other loans:
  Mortgage warehouse lines of
    credit.....................      692,434       692,434         --         --         --           --         --           --
  Consumer and other
    loans(4)...................      228,923         5,492      7,784     13,919     11,761       89,787     93,782        6,398
                                  ----------    ----------   --------   --------   --------   ----------   --------     --------
    Total(5)...................   $5,821,298    $1,136,935   $240,388   $341,997   $603,123   $2,221,997   $702,866     $573,992
                                  ==========    ==========   ========   ========   ========   ==========   ========     ========

---------------

(1) Does not include $8.5 million of single-family residential loans serviced by others.

(2) Does not include $0.8 million of multi-family residential loans serviced by others.

(3) Multi-family residential and commercial real estate loans are generally originated with a term to repricing of five to seven years and may be extended by the borrower for an additional five year period.

(4) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(5) Of the $4.68 billion of loan principal repayments contractually due after December 31, 2003, $3.43 billion have fixed rates of interest and $1.25 billion have adjustable rates of interest.

     LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Company originates multi-family residential loans (primarily for sale), commercial real estate and business loans, advances under mortgage warehouse lines of credit, single-family residential mortgage loans, cooperative apartment loans, home equity, loans and lines of credit, and consumer and other loans. The relative volume of originations is dependent upon customer demand and current and expected future levels of interest rates.

     During 2002, the Company continued its focus on expanding its higher yielding and/or variable rate portfolios of commercial real estate and commercial business loans as well as expanding its mortgage warehouse lines of credit portfolio as part of its business plan. As part of such effort, the Company purchased in April 2001 the assets of Summit Bank's Mortgage Banking Finance Group ("MBFG") from FleetBoston Financial Corporation (Summit Bank was acquired by FleetBoston). MBFG provided mortgage warehouse lines of credit to mortgage bankers in the New York, New Jersey, Connecticut area. The acquisition increased the Company's existing mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances. Mortgage warehouse lines of credit are short-term secured advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages.

     In addition to continuing to generate multi-family residential mortgage loans for portfolio, the Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. This relationship supports the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the year ended December 31, 2002, the Company originated for sale $1.17 billion and sold $1.07 billion of fixed-rate multi-family loans in the secondary market with servicing retained by the

Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company's underwriting guidelines. At December 31, 2002, the Company serviced $1.97 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential exposure of $113.7 million.

     The maximum loss exposure of the associated credit risk related to the loans sold to Fannie Mae under this program is calculated pursuant to a review of each loan sold to Fannie Mae. A risk level is assigned to each such loan based upon the loan product, debt service coverage ratio and loan to value ratio of the loan. Each risk level has a corresponding sizing factor which, when applied to the original principal balance of the loan sold, equates to a recourse balance for the loan. The sizing factors are periodically reviewed by Fannie Mae based upon its continuing review of loan performance and are subject to adjustment. The total of the recourse balance per loan is aggregated to create a maximum loss exposure for the entire portfolio at any given point in time. The Company's maximum loss exposure for the entire portfolio of sold loans is periodically reviewed and, based upon factors such as amount, size, types of loans and loan performance, may be adjusted downward. Fannie Mae is restricted from increasing the maximum exposure on loans previously sold to it under this program as long as (i) the total borrower concentration (i.e., the total amount of loans extended to a particular borrower or a group of related borrowers) as applied to all mortgage loans delivered to Fannie Mae since the effective date of the sales program does not exceed 10% and (ii) the average principal balance per loan of all mortgage loans delivered to Fannie Mae since the effective date of the sales program continues to be $4.0 million or less.

     During 2002, the Company sold from portfolio at par, $257.6 million of fully performing multi-family loans in exchange for Fannie Mae mortgage-backed securities representing a 100% interest in these loans. Such loans were sold with full recourse with the Company retaining servicing. This transaction supported the Company's efforts to continue to build and strengthen its relationship with Fannie Mae, had no impact on 2002 earnings and had a positive impact on the Company's risk-based capital ratios since the risk weighting on the mortgage-backed securities is lower than would be applied to the underlying loans.

     The Company has not sold multi-family residential loans to any other entities besides Fannie Mae during the last three years.

     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon a standard Department of Housing and Urban Development default curve with a range of estimated losses. At December 31, 2002 the Company had a $4.5 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

     As a result of retaining servicing on $2.23 billion of loans sold to Fannie Mae, the Company had a $6.4 million servicing asset at December 31, 2002. Loan servicing assets increased $2.1 million to $6.4 million at December 31, 2002 compared to $4.3 million at December 31, 2001. During 2002, the Company sold $1.33 billion of multi-family loans to Fannie Mae and recorded a $5.5 million servicing asset which was partially offset by $3.4 million of amortization of the servicing asset.

     Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services ("Cendant"). Under this program, the Company utilizes Cendant's mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company's name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the year ended December 31, 2002, the Company originated for sale $140.2 million of single-family residential mortgage loans through the program. The Company is using this program as a means of increasing non-interest income while efficiently serving its client base. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

     Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") implementation issue C13. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133. For more information regarding the Company's derivative instruments, see Note 17 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     During the fourth quarter of 2002, the Company entered into a private label program for the origination and servicing of small business lines of credit through an origination assistance agreement with Wells Fargo & Company ("Wells Fargo"). This program is referred to as "Business Custom Capital", which are unsecured lines of credit, up to $100,000, to small business customers in the Company's market area with over $50,000 in annual sales. These lines are underwritten, funded and serviced by Wells Fargo for their own portfolio and have no impact on the Company's Statement of Financial Condition. The Company is using this program as a means of increasing non-interest income as the Company receives an upfront fee for lines originated and a fee on the outstanding balance of the line for a period of three years.

     As of December 31, 2002, the Company serviced $98.5 million of single-family residential mortgage loans and $2.26 billion of multi-family residential loans for others.

     In December 1998, Broad entered into an agreement with New Jersey Citizen Action ("NJCA"), a community group, pursuant to which Broad agreed to use its best efforts to lend a total of $20.0 million in the state of New Jersey over a five year period beginning on January 1, 1999. Subsequent to the merger of Broad and the Company in July 1999 and the merger of Statewide and the Company in January 2000, the Bank entered into a modified agreement with NJCA pursuant to which a revised target goal of extending $33.0 million in loans was established for the five-year term of the agreement ending December 31, 2004. Such loans are to consist primarily of affordable home mortgage products in the form of one-to-four family mortgage loans to qualified low and moderate income borrowers, community development financing consisting primarily of loans for the purpose of purchasing, constructing and rehabilitating housing affordable to low and moderate income families and economic development financing to facilitate small business startup and expansion and job development. As of December 31, 2002, the Company had extended approximately $42.8 million of loans in connection with the NJCA agreement.

     LOAN ACTIVITY. The following table shows the activity in the Company's loan portfolio and loans available-for sale portfolio during the periods indicated.

                                                                         Nine Months
                                                           YEAR ENDED       Ended       Year Ended
                                                          DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                                2002           2001          2001
--------------------------------------------------------------------------------------------------
Total principal balance of loans and loans
  available-for-sale held at the beginning of period....   $5,890,006     $5,273,220    $4,961,040
Originations of loans for portfolio:
  Single-family residential.............................       11,237         18,430        14,663
  Cooperative apartment.................................          423          4,827         5,507
  Multi-family residential..............................      505,678        323,617       288,328
  Commercial real estate................................      325,715        196,730       332,860
  Commercial business loans.............................      406,197        405,409       345,702
  Mortgage warehouse lines of credit(1).................    7,016,355      3,883,054     1,821,622
  Consumer(2)...........................................      153,642         77,717        57,167
                                                           ----------     ----------    ----------
     Total originations for portfolio...................    8,419,247      4,909,784     2,865,849
                                                           ----------     ----------    ----------
Originations of loans for sale:
  Single-family residential.............................      140,203          4,121            --
  Multi-family residential..............................    1,165,779        441,870       253,031
  Consumer..............................................          947          2,032            --
                                                           ----------     ----------    ----------
     Total originations of loans for sale...............    1,306,929        448,023       253,031
                                                           ----------     ----------    ----------
Purchases of loans:
  Mortgage warehouse lines of credit....................           --         83,520            --
                                                           ----------     ----------    ----------
     Total purchases....................................           --         83,520            --
                                                           ----------     ----------    ----------
     Total originations and purchases...................    9,726,176      5,441,327     3,118,880
                                                           ----------     ----------    ----------
Loans sold:
  Single-family residential.............................      133,543            425            --
  Multi-family residential..............................    1,326,905        419,315       509,930
  Consumer(2)...........................................        2,216          1,521        35,710
                                                           ----------     ----------    ----------
     Total sold.........................................    1,462,664        421,261       545,640
Repayments(3)...........................................    8,208,557      4,403,280     2,261,060
                                                           ----------     ----------    ----------
Net loan activity.......................................       54,955        616,786       312,180
                                                           ----------     ----------    ----------
     Total principal balance of loans and loans
       available-for-sale held at the end of period.....    5,944,961      5,890,006     5,273,220
Less:
  Discounts on loans purchased and net deferred fees at
     end of period......................................       13,209         11,875        11,779
                                                           ----------     ----------    ----------
     Total loans and loans available-for-sale receivable
       at end of period.................................   $5,931,752     $5,878,131    $5,261,441
                                                           ==========     ==========    ==========

---------------

(1) Represents advances on the lines of credit.

(2) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3) Includes repayment of line advances ($6.77 billion for mortgage warehouse lines of credit during the year ended December 31, 2002) and loans charged-off or transferred to other real estate owned.

     MULTI-FAMILY RESIDENTIAL LENDING. The Company originates multi-family (five or more units) residential mortgage loans which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located primarily in the Company's market area. These loans are comprised primarily of middle-income housing located in the boroughs of Brooklyn, Queens, Manhattan, the Bronx and Northern New Jersey. The main competitors for loans in the Company's market area tend to be commercial banks, savings banks, savings and loan associations, credit unions, mortgage-banking companies and insurance companies. Historically, the Company has been an active lender of multi-family residential mortgage loans for portfolio retention. More recently, in order to further its commitment to remain a leader in the multi-family market, the Company continues to build on its relationship with Fannie Mae to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing. The Company determines whether to originate a loan for portfolio retention or for sale based upon the yield and terms of the loan. Due to the current low interest rate environment, a larger portion of the Company's multi-family residential loan originations have been for sale as opposed to portfolio retention. See "Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing".

     At December 31, 2002, multi-family residential mortgage loans totaled $2.44 billion, or 41.9% of the Company's total loan portfolio. The Company originated multi-family residential loans for portfolio of $505.7 million during the year ended December 31, 2002 and $323.6 million for the nine months ended December 31, 2001. Multi-family residential mortgage loans in the Company's portfolio generally range in amount from $500,000 to $4.0 million and have an average size of approximately $1.1 million.

     At December 31, 2002, the Company had $106.8 million of multi-family loans available-for-sale. During the year ended December 31, 2002 the Company originated for sale $1.17 billion and sold $1.33 billion (of which $1.07 billion was originated for sale and $257.6 million was sold from portfolio) of multi-family residential loans to Fannie Mae with servicing retained by the Bank. During the nine months ended December 31, 2001, the Company sold $419.3 million of multi-family residential loans to Fannie Mae.

     The Company has developed during the past several years working relationships with several mortgage brokers. Under the terms of the arrangements with such brokers, the brokers refer potential loans to the Company. The loans are appraised and underwritten by the Company utilizing its underwriting policies and standards. The mortgage brokers receive a fee from the borrower upon the funding of the loans by the Company. In recent years, mortgage brokers have been the source of a substantial majority of the multi-family residential and commercial real estate loans originated by the Company. In October 2002, in furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company increased from 20% to 35% its minority investment in Meridian Capital Group, LLC ("Meridian"), a New York-based mortgage brokerage firm. Meridian is primarily engaged in the origination of commercial real estate and multi-family mortgage loans. The loans originated by the Company resulting from referrals by Meridian account for a significant portion of the Company's total loan originations. For the year ended December 31, 2002, such loans accounted for approximately 17.8% of the aggregate amount of loans originated for portfolio and for sale. With respect to the loans which were originated for portfolio in 2002 (excluding mortgage warehouse lines of credit), loans resulting from referrals from Meridian amounted to approximately 39.9% of such loans. In addition, referrals from Meridian accounted for the majority of the loans originated for sale in 2002. All loans resulting from referrals from Meridian are underwritten by the Company using its loan underwriting standards and procedures. The Company generally has not paid any referral fees to Meridian. In the future, the Company may consider paying such fees if it is deemed necessary for competitive reasons. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the mortgage broker relationships discussed above. See
Note 19 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     When approving new multi-family residential mortgage loans, the Company follows a set of underwriting standards which generally permit a maximum loan-to-value ratio of 75% based on an appraisal performed by either one of the Company's in-house licensed and certified appraisers or by a

Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.3 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower's experience in owning or managing similar properties, the market value of the property and the Company's lending experience with the borrower. For loans sold in the secondary market to Fannie Mae, the maximum loan-to-value ratio is 80% and the minimum debt service ratio is 1.25. The Company's current lending policy for loans originated for portfolio and for sale requires that loans in excess of $2.0 million be approved by at least two members of the Credit Committee of the Board of Directors, the composition of which is changed periodically.

     It is the Company's policy to require appropriate insurance protection, including title and hazard insurance, on all mortgage loans prior to closing. Other than cooperative apartment loans, mortgage loan borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

     The Company's multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 50% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At December 31, 2002, the Company had $535.8 million of loans secured by cooperative apartment buildings located primarily in Manhattan.

     The Company's typical multi-family residential mortgage loan is originated with a term to repricing or maturity of 5 to 7 years. These loans have a fixed-rate of interest and may be extended by the borrower, upon payment of an additional fee, for an additional five year period at an interest rate based on the 5-year FHLB advance rate plus a margin at the time of extension. Under the terms of the Company's multi-family residential mortgage loans, the principal balance generally is amortized at the rate of 1% per year with the remaining principal due in full at maturity. Prepayment penalties are generally part of the terms on these loans.

     COMMERCIAL REAL ESTATE LENDING. In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans. This growing portfolio is comprised primarily of loans secured by commercial and industrial properties, office buildings and small shopping centers located primarily within the Company's market area.

     At December 31, 2002, commercial real estate loans amounted to $1.31 billion or 22.6% of total loans. This portfolio increased $293.4 million, or 28.8%, during the year ended December 31, 2002 due to the Company's increased emphasis on originating higher yielding commercial real estate and business loans in line with its business strategy and the redesignation of $178.5 million of commercial business loans as commercial real estate loans. See "Lending Activities-General". The Company originated $325.7 million of commercial real estate loans during the year ended December 31, 2002 and $196.7 million for the nine months ended December 31, 2001. The Company intends to continue to emphasize these higher yielding loan products.

     The Company's commercial real estate loans generally range in amount from $50,000 to $5.0 million, and have an average size of approximately $1.5 million. The Company originates commercial real estate loans using similar underwriting standards as applied to multi-family residential mortgage loans. The Company reviews rent or lease income, rent rolls, business receipts, the borrower's credit history and business experience, and comparable values of similar properties when underwriting commercial real estate loans.

     Loans secured by apartment buildings and other multi-family residential and commercial properties generally are larger and considered to involve a higher inherent risk of loss than single-family residential mortgage or cooperative apartment loans. Payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation or management of the properties and are subject, to a greater extent, to adverse conditions in the real estate market or the local economy. The Company seeks to minimize these risks through its underwrit-ing policies, which generally limit the origination of such loans to loans secured by properties located in the Company's market area and require such loans to be qualified on, among other things, the basis of the property's income and debt service ratio.

     SINGLE-FAMILY RESIDENTIAL AND COOPERATIVE APARTMENT LENDING. The Company, through its private label program with Cendant, offers both fixed-rate and adjustable-rate mortgage loans secured by single-family residential properties located in the Company's primary market area. Under its agreement with Cendant, the Company offers a range of single-family residential loan products through various delivery channels, supported by direct consumer advertising, including telemarketing, branch referrals and the Company's Internet website. At December 31, 2002, the Company had $7.6 million of loans available-for-sale to Cendant. During 2002, the Company originated for sale $140.2 million and sold $133.5 million of loans to Cendant. The Company will continue to emphasize this program as a means of increasing non-interest income.

     Over the past few years, the Company has de-emphasized the origination of single-family residential mortgages, for portfolio, in favor of higher yielding loan products. At December 31, 2002, $348.6 million, or 6.0% of the Company's total loan portfolio consisted of single-family residential mortgage loans (of which $149.4 million were adjustable-rate mortgage loans ("ARMs")) as compared to $492.6 million or 8.5% of the total loan portfolio at December 31, 2001.

     The interest rates on the Company's ARMs fluctuate based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the "U.S. Treasury constant maturity index") as published weekly by the Federal Reserve Board. In addition, ARMs generally are subject to limitations on interest increases or decreases of 2% per adjustment period and an interest rate cap during the life of the loan established at the time of origination. Certain of the Company's ARMs can be converted at certain times to fixed-rate loans upon payment of a fee. Interest rates charged on fixed-rate loans are competitively priced based on market conditions. Included in single-family residential loans is a modest amount of loans partially or fully guaranteed by the Federal Housing Administration ("FHA") or the Department of Veterans' Affairs ("VA").

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

     The Company continues to originate cooperative apartment loans although at a substantially reduced level of activity. At December 31, 2002, such loans amounted to $207.7 million or 3.5% of the Company's total loan portfolio as compared to $356.5 million or 6.1% at December 31, 2001. At December 31, 2002, ARMs represented $194.3 million of cooperative apartment loans. Although the Company's cooperative apartment loans in the past have related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan, with a significant number of such loans having original loan balances in excess of $300,000.

     In order to provide financing for low and moderate-income home buyers, the Company participates in residential mortgage programs and products sponsored by, among others, the State of New York Mortgage Authority, the Community Preservation Corporation and Neighborhood Housing Services. Various programs sponsored by these groups provide low and moderate income households with fixed-rate mortgage loans which are generally below prevailing fixed market rates and which allow below-market down payments for the construction of affordable rental housing.

     COMMERCIAL BUSINESS LENDING ACTIVITIES. Part of the Company's strategy to shift its portfolio mix is expanding its commercial business loan portfolio. The Company makes commercial business loans directly to businesses located primarily in its market area and targets small- and medium-sized businesses with annual revenue up to $125.0 mil-lion. Commercial business loans are obtained primarily from existing customers, branch referrals, accountants, attorneys and direct inquiries. As of December 31, 2002, commercial business loans totaled $598.3 million, or 10.3%, of the Company's total loan portfolio. The Company originated $406.2 million of commercial business loans during the year ended December 31, 2002 and $405.4 million for the nine months ended December 31, 2001.

     As of September 30, 2002, the Company redesignated approximately $238.0 million of commercial business loans as commercial real estate loans or multi-family residential loans. See "-Lending Activities-General".

     Commercial business loans originated by the Company generally range in amount from $50,000 to $5.0 million and have an average size of approximately $410,000. These loans have terms of five years or less, or when secured by related real estate, generally have terms of ten years or less, and have floating interest rates tied to the prime rate or the London Inter-Bank Offered Rate ("LIBOR") plus a margin. Such loans are generally secured by real estate, receivables, inventory, equipment, machinery and vehicles and are further enhanced by the personal guarantees of the principals of the borrower. Commercial business loans generally have shorter terms to maturity and provide higher yields than single-family residential mortgage loans. The Company's current lending policy for loans originated for portfolio and for sale requires that loans in excess of $2.0 million be approved by two non-officer directors of the Credit Committee of the Board of Directors. Although commercial business loans generally are considered to involve greater credit risk, and generally a corresponding higher yield, than certain other types of loans, management intends to continue emphasizing the origination of commercial business loans to small- and medium-sized businesses in its market area.

     Included in commercial business loans is small business lending activities. Small business lending activities are targeted to customers within the Company's market area with over $50,000 in annual sales. The Company offers various products to small business customers in its market area which include (i) originating secured loans for its own portfolio, (ii) originating secured loans in amounts up to $2.0 million using the Company's underwriting standards and guidelines from the Small Business Administration ("SBA"), and selling, at a gain, the guaranteed portion (75%) of each loan, with servicing retained, and
(iii) offering access to unsecured lines of credit up to $100,000 through its private label program with Wells Fargo. (See "-- Loan Origination, Purchases, Sales and Servicing"). The Company offers these activities to better serve its small business customers as well as a means of increasing non-interest income.

     MORTGAGE WAREHOUSE LINES OF CREDIT. Mortgage warehouse lines of credit are revolving lines of credit to small- and medium-sized mortgage-banking companies at interest rates indexed at a spread to the prime rate. The lines are drawn upon by such companies to fund the origination of mortgages, primarily one-to-four family loans, where the amount of the draw is generally no higher than 99% of the loan amount, which, in turn, in most cases, is no higher than 80% of the appraised value of the property. In most cases, where the amount of the draw is in excess of 80%, the mortgage is covered by private mortgage insurance or government insurance through the FHA. In substantially all cases, prior to funding the advance, the mortgage broker has received an approved commitment for the sale of the loan which in turn reduces credit exposure associated with the line. The lines are repaid upon completion of the sale of the mortgage loan to third parties which usually occurs within 90 days of origination of the loan. During the period between the origination and sale of the loan, the Company maintains possession of the original mortgage note. These loans are of short duration and are made to customers located primarily in New Jersey and surrounding states whose primary business is mortgage refinancing. In the event of rising interest rates, the Company expects that utilization of these lines of credit would be substantially reduced and replaced only to the extent of strength in the general housing market.

     Mortgage warehouse lines of credits to brokers generally range in amount from $1.0 million to $25.0 million, and have an average size of approximately $7.5 million. The Company establishes limits on mortgage warehouse lines of credit using its normal underwriting standards. The Company reviews credit history, business experience, process controls and procedures and requires personal guarantees of the principals of the borrower.

     As of December 31, 2002, advances under mortgage warehouse lines of credit totaled $692.4 million, or 11.9% of the Company's total loan portfolio compared to $446.5 million at December 31, 2001. The increase during 2002 was attributable to the current refinance market. During 2002, advances on mortgage warehouse lines of credit totaled $7.02 billion and repayments totaled $6.77 billion. Unused mortgage warehouse lines of credit totaled $219.1 million at December 31, 2002. Utilization of the borrowers lines of credit approximated 77% and 75% of the total line approved at December 31, 2002 and December 31, 2001, respectively.

     CONSUMER LENDING ACTIVITIES. The Company offers a variety of consumer loans including home equity loans and lines of credit, automobile loans, student loans and passbook loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At December 31, 2002, $228.9 million or 3.9% of the Company's total loan portfolio was comprised of consumer loans.

     The largest component of the Company's consumer loan portfolio is home equity loans and lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower's primary or secondary residence. The loans are underwritten in a manner such that they result in a risk of loss which is similar to that of single-family residential mortgage loans. The Company's home equity lines of credit have interest rates that adjust or float based on the prime rate, have loan-to-value ratios of 80% or less, and are generally for amounts of less than $100,000 but can be as high as $300,000. The loan repayment is generally based on a 15 year term consisting of principal amortization plus accrued interest. At December 31, 2002, home equity loans and lines of credit amounted to $202.0 million, or 3.5%, of the Company's total loan portfolio. The Company had an additional $77.1 million of unused commitments pursuant to such equity lines of credit at December 31, 2002.

     The second largest component of the Company's consumer loan portfolio at December 31, 2002 is passbook loans which totaled $10.0 million and are secured by the borrowers' deposits at the Bank. At December 31, 2002, the remaining $16.9 million of the Company's consumer loan portfolio was comprised primarily of miscellaneous unsecured loans.

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Board of Directors of the Bank has established lending authorities for individual officers as to its various types of loan products. For multi-family residential mortgage loans, commercial real estate and commercial business loans, an Executive Vice President and a Senior Vice President have the authority to approve loans in amounts up to $500,000 and for the private banking group within the Company's retail banking area, two Senior Vice Presidents acting jointly have such authority. Amounts up to $2.0 million may be approved by either the Chief Executive Officer or the Chief Credit Officer. For single-family residential mortgage loans and cooperative apartment loans, two senior officers acting jointly have the authority to approve loans in amounts up to $500,000. Any mortgage loan, cooperative apartment and commercial business loan in excess of $2.0 million must be approved by at least two members of the Credit Committee of the Board of Directors, which consists of various directors, the composition of which is changed periodically. Consumer loans of less than $100,000 can be approved by an individual loan officer, while loans between $100,000 and $300,000 must be approved by two loan officers.

     With certain limited exceptions, the Company's credit administration policy limits the amount of credit related to mortgage loans and commercial loans that can be extended to any one borrower to $20.0 million, substantially less than the limits imposed by applicable law and regulation. With certain exceptions, the Company's policy also limits the amount of commercial business or commercial real estate loans that can be extended to any affiliated borrowing group to $40.0 million. Exceptions to the above policy limits must have the approval of the Chief Executive Officer, Chief Credit Officer and Credit Committee of the Board of Directors. With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would exceed (i) 15% of the Bank's net worth if the loan is unsecured, or (ii) 25% of net worth if the loan is secured. Pursuant to such provisions, the Company could lend at December 31, 2002 up to $219.5 million to any one borrower and related entities.

     Appraisals for multi-family residential and commercial real estate loans are generally con-ducted either by licensed and certified internal appraisers or qualified external appraisers. In addition, the Company generally internally reviews all appraisals conducted by independent appraisers on multi-family residential and commercial real estate properties.

     LOAN ORIGINATION AND LOAN FEES. In addition to interest earned on loans, the Company receives loan origination fees or "points" for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company also offers a number of residential loan products on which no points were charged.

     The Company's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2002, the Company had $13.2 million of net deferred loan fees.

ASSET QUALITY

     The Company generally places loans on non-accrual status when principal or interest payments become 90 days past due, except those loans reported as 90 days past maturity within the overall total of non-performing loans. However, student, FHA or VA loans continue to accrue interest because their interest payments are guaranteed by various government programs and agencies. Loans may be placed on non-accrual status earlier if management believes that collection of interest or principal is doubtful or when such loans have such well defined weaknesses that collection in full of principal or interest may not be probable. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

     Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned ("OREO") until sold. Such assets are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). All costs incurred in acquiring or maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

     DELINQUENT LOANS. The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                AT DECEMBER 31, 2002                          At December 31, 2001
                                     -------------------------------------------   -------------------------------------------
                                          60-89 DAYS          90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                     --------------------   --------------------   --------------------   --------------------
                                                PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL
                                      NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE
(DOLLARS IN THOUSANDS)               OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS
------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Single-family residential........     16       $   752       39       $ 3,005       20       $  763        56       $ 3,968
  Cooperative apartment............      8           688        1            36        2           93        14           204
  Multi-family residential.........      4           427        7         1,136        3          511         5         2,312
  Commercial real estate...........      3         1,797       14        11,738        4        1,491        13         6,780
Commercial business loans..........     13        14,858       42        22,495        3        3,998        41        13,313
Consumer and other loans(1)........     45           263       71           720       53          502        77         1,355
                                        --       -------      ---       -------       --       ------       ---       -------
Total..............................     89       $18,785      174       $39,130       85       $7,358       206       $27,932
                                        ==       =======      ===       =======       ==       ======       ===       =======
Delinquent loans to total
  loans(2).........................                 0.32%                  0.67%                 0.13%                   0.48%
                                                 =======                =======                ======                 =======

                                                  At March 31, 2001
                                     -------------------------------------------
                                          60-89 DAYS          90 DAYS OR MORE
                                     --------------------   --------------------
                                                PRINCIPAL              PRINCIPAL
                                      NUMBER     BALANCE     NUMBER     BALANCE
(DOLLARS IN THOUSANDS)               OF LOANS   OF LOANS    OF LOANS   OF LOANS
-----------------------------------  -------------------------------------------
Mortgage loans:
  Single-family residential........     20       $  935        68       $ 5,035
  Cooperative apartment............      2          102         9           211
  Multi-family residential.........      2          288         3           524
  Commercial real estate...........      4        1,048        11         3,477
Commercial business loans..........     11        2,453        19         6,795
Consumer and other loans(1)........     84          778        84         1,856
                                       ---       ------       ---       -------
Total..............................    123       $5,604       194       $17,898
                                       ===       ======       ===       =======
Delinquent loans to total
  loans(2).........................                0.11%                   0.34%
                                                 ======                 =======

---------------

(1) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

(2) Total loans includes loans receivable less deferred loan fees and unamortized discounts, net.

     NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and OREO at the dates indicated.

                                                At December 31,           At March 31,
                                               -----------------   ---------------------------
(DOLLARS IN THOUSANDS)                          2002      2001      2001      2000      1999
----------------------------------------------------------------------------------------------
Non-accrual loans:
  Mortgage loans:
     Single-family residential...............  $ 3,005   $ 3,968   $ 5,035   $ 3,712   $ 2,809
     Cooperative apartment...................       36       204       211       243       381
     Multi-family residential................    1,136     2,312       524     1,128       830
     Commercial real estate..................   11,738     6,780     3,477     3,281     2,687
  Commercial business loans..................   22,495    13,313     6,795     3,821       367
  Other loans(1).............................      568     1,225     1,534        33        33
                                               -------   -------   -------   -------   -------
     Total non-accrual loans.................   38,978    27,802    17,576    12,218     7,107
                                               -------   -------   -------   -------   -------
Loans past due 90 days or more as to:
  Interest and accruing......................      152       130       322     2,616     1,197
  Principal and accruing(2)..................    2,482    18,089    17,750    11,516    30,805
                                               -------   -------   -------   -------   -------
     Total past due accruing loans...........    2,634    18,219    18,072    14,132    32,002
                                               -------   -------   -------   -------   -------
Total non-performing loans...................   41,612    46,021    35,648    26,350    39,109
                                               -------   -------   -------   -------   -------
Other real estate owned, net(3)..............        7       130       235        68       273
                                               -------   -------   -------   -------   -------
Total non-performing assets(4)...............  $41,619   $46,151   $35,883   $26,418   $39,382
                                               =======   =======   =======   =======   =======

Restructured loans...........................  $ 4,674   $ 4,717   $   888   $   897   $ 2,750
                                               =======   =======   =======   =======   =======

Non-performing loans as a percent of total
  loans......................................     0.72%     0.78%     0.68%     0.53%     1.12%
Non-performing assets as a percent of total
  assets.....................................     0.52%     0.61%     0.51%     0.40%     0.71%
Allowance for loan losses as a percent of
  total loans................................     1.38%     1.33%     1.36%     1.42%     1.34%
Allowance for loan losses as a percent of
  non-performing loans.......................   193.57%   170.01%   201.18%   266.74%   119.72%

---------------

(1) Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3) Net of related valuation allowances.

(4) Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

     Non-performing assets decreased 9.8% to $41.6 million at December 31, 2002, compared to $46.2 million at December 31, 2001. The decrease of $4.5 million primarily reflects a $15.6 million decrease in loans past due 90 days or more as to principal but still accruing, which loans continued to make payments on a basis consistent with the original repayment schedule, partially offset by an $11.2 million increase in non-accrual loans. The increase in non-accrual loans was primarily due to increases of $9.2 million in non-accrual commercial business loans and $5.0 million in non-accrual commercial real estate loans.

     Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $2.5 million at December 31, 2002. The Company's multi-family residential and commercial real estate loans are generally structured as a five or ten year balloon loan with the ability of the borrower to extend the term of the loan for an additional five years. At the contractual maturity date of these particular loans, the borrowers failed to repay in full the principal due or negotiate a new borrowing agreement. The borrowers, however, have continued to make payments on the loans consistent with the loans' payment terms based on the original amortization schedule. Although the Company has contacted the borrowers requesting that they refinance their loans, the borrowers have not yet taken such step. The majority of such loans bear interest rates that are above those being charged currently on newly originated multi-family residential and commercial real estate loans. Furthermore, the Company inspects each of such properties at least annually. These loans decreased by $15.6 million during 2002 and the Company is continuing its efforts to have the remaining borrowers refinance or extend the term of such loans.

     The interest income that would have been recorded during the year ended December 31, 2002, the nine months ended December 31, 2001 and year ended March 31, 2001 if all of the Bank's non-accrual loans at the end of such period had been current in accordance with their terms during such periods was $1.3 million, $1.0 million and $942,000, respectively.

     A New York-chartered savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Department"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although the Company believes that its allowance for loan losses was at a level to cover all known and inherent losses in its loan portfolio at December 31, 2002 that were both probable and reasonable to estimate, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially adjust its allowance for possible loan losses, thereby affecting the Company's financial condition and results of operations at that time.

     CRITICIZED AND CLASSIFIED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets:
"substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, resulting in a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The Company also categorizes assets as "special mention". These are generally defined as assets that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset. However, they do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

     The Company's senior management reviews and classifies loans continually and reports the results of its reviews to the Board of Directors on a monthly basis. At December 31, 2002, the Company had classified an aggregate of $130.3 million of assets (a portion of which consisted of non-accrual loans). In addition, at such date the Company had $58.4 million of assets that were designated by the Company as special mention.

     ALLOWANCE FOR LOAN LOSSES. The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. In assessing the level of the allowance for loan losses, the Company considers the composition of its loan portfolio, the growth of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company's loan portfolio.

     The formalized process for assessing the level of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of pass, criticized or classified loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria of criticized or classified are categorized as pass loans. Each risk level, including pass loans, has an associated reserve factor that increases as the risk level category increases. The reserve factor for criticized and classified loans becomes larger as the risk level increases but is the same factor regardless of the loan type. The reserve factor for pass loans differs based upon the loan and collateral type. Commercial business loans have a larger loss factor applied to pass loans since these loans are deemed to have higher levels of known and inherent loss than commercial real estate and multi-family residential loans. The reserve factor is applied to the aggregate balance of loans designated to each risk level to compute the aggregate reserve requirement. This method of analysis is performed on the entire loan portfolio.

     The reserve factors that are applied to pass, criticized and classified loans are generally reviewed by management on a quarterly basis unless circumstances require a more frequent assessment. In assessing the reserve factors, the Company takes into consideration, among other things, the state of the national or local economies which could affect the Company's customers or underlying collateral values, the loss experience related to different segments or classes of loans, changes in risk categories, the acceleration or decline in loan portfolio growth rates and underwriting or servicing weaknesses. To the extent that such assessment results in an increase or decrease to the reserve factors that are applied to each risk level, the Company may need to adjust its provision for loan losses which could impact earnings in the period in which such provisions are taken.

     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The measurement value of the Company's impaired loans is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market prices of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company identifies and measures impaired loans in conjunction with its assessment of the level of the allowance for loan losses. Specific factors used in the identification of impaired loans include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage. Impaired loans totaled $39.9 million at December 31, 2002 with a related allowance allocated of $7.1 million applicable to $39.9 million of such loans.

     The Company's allowance for loan losses amounted to $80.5 million at December 31, 2002 as compared to $78.2 million at December 31, 2001. The Company's allowance amounted to 1.38% of total loans at December 31, 2002 and 1.33% at December 31, 2001. The allowance for loan losses as a percent of non-performing loans was 193.6% at December 31, 2002 compared to 170.0% at December 31, 2001.

     The Company's allowance for loan losses increased $2.3 million from December 31, 2001 to December 31, 2002 due to provisions totaling $8.0 million and charge-offs, net of recoveries, of $5.7 million. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, the increase in delinquencies and charge-offs, the substantial increase in mortgage warehouse advances, the continued emphasis on commercial real estate and business loan originations as well as the recognition of current economic conditions. Included in the $8.0 million of provisions are adjustments to the allowance for loan losses by loan category to reflect changes in the Company's loan mix and risk characteristics.

     The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company's allowance for loan losses at December 31, 2002 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                        Nine Months
                                          YEAR ENDED       Ended          Year Ended March 31,
                                         DECEMBER 31,   December 31,   ---------------------------
(DOLLARS IN THOUSANDS)                       2002           2001        2001      2000      1999
--------------------------------------------------------------------------------------------------
Allowance at beginning of period.......    $78,239        $71,716      $70,286   $46,823   $36,347
Allowances of acquired
  institutions(1)......................         --             --           --     9,452        --
Provision:
  Mortgage loans.......................      3,733          4,200          625     7,648     9,450
  Commercial business and other
     loans(2)..........................      4,267          3,675          767     2,169     1,248
                                           -------        -------      -------   -------   -------
  Total provisions.....................      8,000          7,875        1,392     9,817    10,698
                                           -------        -------      -------   -------   -------
Charge-offs:
  Mortgage loans.......................      1,159            850          120        40       194
  Commercial business and other
     loans(2)..........................      7,202          1,756        2,489       199       403
                                           -------        -------      -------   -------   -------
  Total charge-offs....................      8,361          2,606        2,609       239       597
                                           -------        -------      -------   -------   -------
Recoveries:
  Mortgage loans.......................      1,170             83        1,071     1,020       241
  Commercial business and other
     loans(2)..........................      1,499          1,171        1,576     3,413       134
                                           -------        -------      -------   -------   -------
  Total recoveries.....................      2,669          1,254        2,647     4,433       375
                                           -------        -------      -------   -------   -------
Net loans (charged-off)/recovered......     (5,692)        (1,352)          38     4,194      (222)
                                           -------        -------      -------   -------   -------
Allowance at end of period.............    $80,547        $78,239      $71,716   $70,286   $46,823
                                           =======        =======      =======   =======   =======
Net loans charged off to allowance for
  loan losses..........................       7.07%          1.73%         N/A       N/A      0.47%
Allowance for possible loan losses as a
  percent of total loans...............       1.38%          1.33%        1.36%     1.42%     1.34%
Allowance for possible loan losses as a
  percent of total non-performing
  loans(3).............................     193.57%        170.01%      201.18%   266.74%   119.72%

---------------

(1) Reflects allowance for loan losses acquired in connection with the acquisitions of Broad and Statewide during fiscal 2000 of $6.7 million and $2.8 million, respectively.

(2) Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, student loans, automobile loans and secured and unsecured personal loans.

(3) Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan category at the dates indicated.

                                      At December 31,                                At March 31,
                        --------------------------------------------   -----------------------------------------
                                 2002                   2001                  2001                  2000
                        ----------------------   -------------------   -------------------   -------------------
                        AMOUNT OF                Amount of             Amount of             Amount of
(DOLLARS IN THOUSANDS)  ALLOWANCE   PERCENT(1)   ALLOWANCE   PERCENT   ALLOWANCE   PERCENT   ALLOWANCE   PERCENT
----------------------------------------------------------------------------------------------------------------
Mortgage Loans.......    $52,087       73.9%      $53,094      78.1%    $56,769      84.9%    $54,743      90.0%
Commercial Business
  Loans..............     22,927       10.3        18,595      11.3       8,899       8.3       6,729       5.1
Mortgage Warehouse
  Lines of Credit....      3,516       11.9         4,349       7.6       2,600       3.9          --       1.0
Other Loans(2).......      2,017        3.9         2,201       3.0       3,448       2.9       8,814       3.9
                         -------      -----       -------     -----     -------     -----     -------     -----
Total................    $80,547      100.0%      $78,239     100.0%    $71,716     100.0%    $70,286     100.0%
                         =======      =====       =======     =====     =======     =====     =======     =====

                           At March 31,
                        -------------------
                               1999
                        -------------------
                        Amount of
(DOLLARS IN THOUSANDS)  ALLOWANCE   PERCENT
----------------------  -------------------
Mortgage Loans.......    $40,128      96.5%
Commercial Business
  Loans..............      4,163       1.1
Mortgage Warehouse
  Lines of Credit....         --        --
Other Loans(2).......      2,532       2.4
                         -------     -----
Total................    $46,823     100.0%
                         =======     =====

---------------

(1) Percent of loans in each category to total loans.

(2) Includes home equity loans and lines of credit, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

ENVIRONMENTAL ISSUES

     The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable under certain circumstances for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it uneconomic for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes security property unsuitable for use. This could also have a negative effect on nearby property values. The Company attempts to control its risk by requiring a Phase One environmental assessment be completed as part of its underwriting review for all non-residential mortgage applications.

     The Company believes its procedures regarding the assessment of environmental risk are adequate and the Company is unaware of any environmental issues which would subject it to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

INVESTMENT ACTIVITIES

     INVESTMENT POLICIES. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company's investment and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company's goals with respect to interest rate risk management. The Company's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment-grade corporate and trust obligations, preferred securities, various types of mortgage-related securities, including collateralized mortgage obligations ("CMOs"), commercial paper and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At December 31, 2002, these equity investments totaled $118.0 million. See "-Regulation-Activities and Investments of FDIC-Insured State-Chartered Banks".

     The Company also received Board of Director approval to enter into various derivative contracts for hedging purposes to facilitate its ongoing asset/ liability management process. The Company's hedging activities are limited to interest rate swaps, caps and floors with outstanding notional amounts not to exceed in the aggregate 10% of total assets. The objective of any hedging activities is to reduce the Company's interest rate risk. Similarly, the Company does not invest in mortgage-related securities which are deemed by rating agencies to be "high risk," or purchase bonds which are not rated investment grade. At December 31, 2002, the Company had forward starting interest rate swap agreements outstanding with aggregate notional values of $200.0 million. These agreements qualify as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company intends to use during 2003 to replace existing borrowings that will mature during 2003. The swaps require the Company at a future date to make periodic-fixed rate payments to the swap counterparties, while receiving periodic variable-rate payments indexed to the three month LIBOR rate from the swap counterparties based on a common notional amount and maturity date. As a result, the net impact of the swaps will be to convert the variable interest payments on the $200.0 million FHLB borrowings to fixed interest payments the Company will make to the swap counterparties. The swaps had a $2.9 million unrealized loss at December 31, 2002. See Note 17 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     MORTGAGE-RELATED SECURITIES. Mortgage-related securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), the Fannie Mae and the Government National Mortgage Association ("GNMA"). The Company primarily invests in CMO private issuances, which are principally AAA rated and are current pay sequentials or planned amortization class structures and CMOs backed by U.S. Government agency securities.

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

     The FHLMC is a publicly traded corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. The FHLMC and Fannie Mae securities are not backed by the full faith and credit of the United States, but because the FHLMC and the Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the Fannie Mae and the GNMA were established to provide support for low-and middle-income housing, there are limits to the maximum size of one-to-four family loans that qualify for these programs.

     At December 31, 2002, the Company's $1.04 billion of mortgage-related securities, which represented 12.9% of the Company's total assets, were comprised of $654.4 million of AAA rated CMOs and $81.0 of CMOs which were issued or guaranteed by the FHLMC, the Fannie Mae or the GNMA ("Agency CMOs") and $303.3 million of pass through certificates, which were also issued or guaranteed by the FHLMC, the Fannie Mae or the GNMA. The portfolio increased by $136.6 million during the year ended December 31, 2002 primarily due to $1.1 billion of purchases partially offset by proceeds totaling approximately $940.2 million received from normal and accelerated principal repayments and a $14.7 million sale of an Agency CMO at a loss of $0.2 million. The purchases during the year ended December 31, 2002 consisted of $783.3 million of AAA rated CMOs with an average yield of 6.02%, $58.3 million of Agency CMOs with a weighted average yield of 5.65% and $257.6 million of Fannie Mae pass through certificates at a weighted average yield of 6.60%.

     At December 31, 2002, the contractual maturity of approximately 86.0% of the Company's mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is generally less than its stated maturity due to repayments of the underlying mortgages. Prepayments at a rate different than that anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles used in the United States ("GAAP"), premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly effect the yield of mortgage-related securities, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in the acceleration of any unamortized premium. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. The Company experienced this condition during the past twelve months as mortgage rates declined and repayments, prepayments and maturities increased significantly to $940.2 million for the year ended December 31, 2002 compared to $221.4 million for the nine months ended December 31, 2001. Under this circumstance, the Company may be subject to reinvestment risk to the extent that the Company's mortgage-related securities amortize or repay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at comparable rates.

     The following table sets forth the activity in the Company's mortgage-related securities portfolio during the periods indicated, all of which are available-for-sale.

                                                                         Nine Months
                                                           YEAR ENDED       Ended       Year Ended
                                                          DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                                2002           2001          2001
--------------------------------------------------------------------------------------------------
Mortgage-related securities at beginning of period......   $  902,191     $ 720,549     $ 773,031
Purchases...............................................    1,099,160       433,944        25,751
Sales...................................................      (14,748)      (40,248)       (4,302)
Repayments, prepayments and maturities..................     (940,246)     (221,413)     (118,595)
Amortization of premiums................................       (5,592)         (665)         (348)
Accretion of discounts..................................        1,271           439           402
Unrealized (losses) gains on available-for-sale
  mortgage-related securities...........................       (3,294)        9,585        44,610
                                                           ----------     ---------     ---------
Mortgage-related securities at end of period............   $1,038,742     $ 902,191     $ 720,549
                                                           ==========     =========     =========

     INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, preferred securities, mutual funds, equity securities and corporate and trust obligations. The Company's investment securities portfolio increased $99.1 million to $224.9 million at December 31, 2002 compared to $125.8 million at December 31, 2001. The increase was due to purchases of $226.1 million consisting in large part of preferred securities and corporate bonds, which purchases were partially offset by the proceeds received from maturities and repayments of $38.1 million and from sales of $90.3 million of securities. The sales consisted primarily of preferred securities, with a weighted average yield of 3.16% at a $0.6 million gain.

     The following table sets forth the activity in the Company's investment securities portfolio, all of which are available-for-sale during the periods indicated.

                                                     YEAR ENDED                          Year Ended
                                                    DECEMBER 31,   Nine Months Ended     March 31,
(IN THOUSANDS)                                          2002       DECEMBER 31, 2001        2001
---------------------------------------------------------------------------------------------------
Investment securities at beginning of period......    $125,803         $ 201,198          $212,768
Purchases.........................................     226,071           289,355            54,888
Sales.............................................     (90,334)(1)      (319,201)(1)       (67,814)
Maturities and repayments.........................     (38,104)          (51,332)          (11,028)
Amortization of premium...........................         (70)              (47)              (33)
Accretion of discounts............................          89               136               509
Unrealized gains on available-for-sale investment
  securities......................................       1,453             5,694            11,908
                                                      --------         ---------          --------
Investment securities at end of period............    $224,908         $ 125,803          $201,198
                                                      ========         =========          ========

---------------

(1) The Company recognized a net gain of $0.6 million and $2.8 million on the sale of investment securities during the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

     The following table sets forth information regarding the amortized cost and fair value of the Company's investment and mortgage-related securities at the dates indicated.

                                           At December 31,
                          -------------------------------------------------
                                   2002                      2001               At March 31, 2001
                          -----------------------   -----------------------   ----------------------
                          AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED   ESTIMATED
(IN THOUSANDS)               COST      FAIR VALUE      COST      FAIR VALUE     COST      FAIR VALUE
----------------------------------------------------------------------------------------------------
Available-for-sale:
  Investment securities:
     U.S. Government and
       federal agency
       obligations......  $   14,578   $   14,634   $   27,617   $   27,620   $145,837     $140,152
     Corporate
       securities.......     154,680      155,292           --           --         --           --
     Municipal
       securities.......       5,413        5,735        4,904        5,017      2,772        2,837
     Stocks:
       Preferred........      47,435       48,084       91,365       91,322     56,365       56,317
       Common...........         386        1,163          953        1,844        953        1,892
                          ----------   ----------   ----------   ----------   --------     --------
       Total investment
          securities....     222,492      224,908      124,839      125,803    205,927      201,198
                          ----------   ----------   ----------   ----------   --------     --------
  Mortgage-related
     securities:
     Fannie Mae.........     274,911      278,516       19,417       19,519     21,182       21,111
     GNMA...............      14,807       15,931       21,170       22,387     26,711       27,588
     FHLMC..............       8,422        8,899       10,694       10,776     12,705       12,705
     CMOs...............     731,126      735,396      838,142      849,509    656,768      659,145
                          ----------   ----------   ----------   ----------   --------     --------
     Total mortgage-
       related
       securities.......   1,029,266    1,038,742      889,423      902,191    717,366      720,549
                          ----------   ----------   ----------   ----------   --------     --------
Total securities
  available-for-sale....  $1,251,758   $1,263,650   $1,014,262   $1,027,994   $923,293     $921,747
                          ==========   ==========   ==========   ==========   ========     ========

     The following table sets forth certain information regarding the contractual maturities of the Company's investment and mortgage-related securities at December 31, 2002, all of which were classified as available-for-sale.

                                                   AT DECEMBER 31, 2002, CONTRACTUALLY MATURING
                         ------------------------------------------------------------------------------------------------
                                   WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                         UNDER 1   AVERAGE      1-5     AVERAGE      6-10     AVERAGE    OVER 10    AVERAGE
(DOLLARS IN THOUSANDS)    YEAR      YIELD      YEARS     YIELD      YEARS      YIELD      YEARS      YIELD       TOTAL
-------------------------------------------------------------------------------------------------------------------------
Investment securities:
  U.S. Government and
    federal agency
    obligations........  $4,986      1.15%    $ 9,648     2.08%    $     --       --%    $     --       --%    $   14,634
  Corporate
    securities.........      --        --      42,272     5.87        7,058     7.32      105,962     4.08        155,292
  Municipal
    securities.........   3,557      4.83          78     7.15        2,100     7.18           --       --          5,735
Mortgage-related
  securities:
  Fannie Mae...........      33      7.48       9,706     7.07      129,293     6.51      139,484     6.55        278,516
  GNMA.................      13      7.99         577     7.66        3,184     8.50       12,157     7.62         15,931
  FHLMC................      38      9.18         456     7.01          273     7.54        8,132     5.89          8,899
  CMOs.................      --        --         536     6.24          980     6.10      733,880     5.97        735,396
                         ------      ----     -------     ----     --------     ----     --------     ----     ----------
    Total..............  $8,627      2.74%    $63,273     5.51%    $142,888     6.60%    $999,615     5.87%    $1,214,403
                         ======      ====     =======     ====     ========     ====     ========     ====     ==========

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

     DEPOSITS. The Company's product line is structured to attract both consumer and business prospects. The current product line includes negotiable order of withdrawal ("NOW") accounts (including the "Active Management" NOW accounts), money market accounts, non-interest-bearing checking accounts, passbook and statement savings accounts, business checking accounts, cash management services, New Jersey municipal deposits, Interest on Lawyers Trust Accounts ("IOLTA") and Interest on Lawyers Accounts ("IOLA") and term certificate accounts.

     During 2002, the Company's product line was expanded to attract middle market business and larger corporate customers by offering a full suite of non-credit cash management services. The current product line includes lockbox services, sweep accounts, automated clearing house (ACH) services, account reconciliation services, escrow services, zero balance accounts, cash concentration, wire transfer services, and a cash management suite of services business customers can access via the internet. Business customers benefit from these services through reduced operational costs, accelerated funds availability, and increased interest income. The primary goal in development of these services was to increase core deposits from business customers by offering additional products and services where fees are offset with compensating balances on deposit. Accounting for these service dollars and compensating balances are calculated through the Company's account analysis system which provides its customers with earnings credits applied against equivalent balances for services.

     Development of these products and services was designed to penetrate new markets by obtaining larger deposit relationships from business customers as well as offering borrowing customers additional business banking products in order to increase their deposit relationships. Approximately 400 business customers are using some form of cash management services as of December 31, 2002.

     The Company's deposits are obtained primarily from the areas in which its branch offices are located. The Company neither pays fees to brokers to solicit funds for deposit nor does it actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

     The Company attracts deposits through a network of convenient office locations offering a variety of accounts and services, competitive interest rates and convenient customer hours. The Company's branch network consists of 71 traditional full-service offices and two limited service offices. During the twelve months ended December 31, 2002 the Company opened four branches: two full-service branches, one of which is in Staten Island, New York and the other in Brooklyn, New York, and two limited service branches, one of which is in Elmsford, New York and the other in Melville, New York. The Company currently expects to expand its branch network through the opening of approximately twelve additional branch offices over the next twelve to eighteen months. During the first quarter of 2003 the Company opened two additional full-service branches in Manhattan, New York.

     During 2002, the Company also expanded its retail banking services to include a private banking/wealth management group. This group was added to broaden and diversify the Company's customer base and offers personalized and specialized services, including a carefully selected range of managed investment alternatives through a third party, to meet the needs of the Company's clients. As of December 31, 2002, the private banking/wealth management group had $61.2 million in deposits of which $55.8 million or 91% were core deposits. In addition, this group generated $24.2 million of multi-family and commercial business loans during the year ended December 31, 2002.

     In addition to its branch network, the Company currently maintains 94 ATMs in or at its branch offices and 22 ATMs at remote sites. The Company currently plans to install 12 additional ATMs in its offices and four ATMs at remote sites by the end of calendar 2003.

     Supplementing the Company's branch and ATM network, are its call center, the Interactive Voice Response unit and its Internet banking services. On an average monthly basis, the Company's call center responds and processes over 40,000 customer transactional requests and informational inquiries. The call center also provides account-opening services and can accept loan applications related to the Company's consumer loan product line. The Interactive Voice Response unit provides automated voice and touch-tone information to over 200,000 telephoned inquiries per month. The Company's Internet banking site currently has approximately 38,000 users and provides a wide range of product and account information to both existing and new customers. Services on this site are being expanded to include account-opening capabilities, on-line bill paying and other products and services.

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

     The Company's focus on customer service has facilitated its growth and retention of lower-costing NOW accounts, money market accounts, non-interest bearing checking accounts, business checking accounts and savings accounts, which generally bear rates substantially less than certificates of deposit. At December 31, 2002, these types of deposits amounted to $3.35 billion or 67.8% of the Company's total deposits. During the year ended December 31, 2002, the weighted average rate paid on the Company's deposits, excluding certificates of deposit was 1.01%, as compared to a weighted average rate of 2.85% paid on the Company's certificates of deposit during this period. At December 31, 2002, approximately 69.5% of the Company's certificate of deposit portfolio was scheduled to mature within one year, reflecting customer preference to maintain their deposits with relatively short terms during the current economic environment.

     The Company's deposits increased $145.3 million or 3.0% to $4.94 billion at December 31, 2002 from $4.79 billion at December 31, 2001 as a result of deposit inflows of $63.6 million combined with interest credited of $81.6 million. For further information regarding the Company's deposit liabilities see Note 10 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     The following table sets forth the activity in the Company's deposits during the periods indicated.

                                                                         Nine Months
                                                           YEAR ENDED       Ended       Year Ended
                                                          DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                                2002           2001          2001
--------------------------------------------------------------------------------------------------
Deposits at beginning of period.........................   $4,794,775     $4,666,057    $4,412,032
Other net increase before interest credited.............       63,648         19,293        85,797
Interest credited.......................................       81,637        109,425       168,228
                                                           ----------     ----------    ----------
Net increase in deposits................................      145,285        128,718       254,025
                                                           ----------     ----------    ----------
Deposits at end of period...............................   $4,940,060     $4,794,775    $4,666,057
                                                           ==========     ==========    ==========

     The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

                                                              At December 31,       At March 31,
                                                          -----------------------   ------------
(IN THOUSANDS)                                               2002         2001          2001
------------------------------------------------------------------------------------------------
0.01% to 1.49%..........................................  $  381,635   $       --    $       --
1.50% to 1.99%..........................................     612,088           --            --
2.00% to 2.99%..........................................      71,626      681,896        19,209
3.00% to 3.99%..........................................     253,431      643,879        11,734
4.00% to 4.99%..........................................      97,350      209,596       350,878
5.00% to 5.99%..........................................     144,224      248,040     1,217,202
6.00% to 6.99%..........................................      25,648       66,192       667,385
7.00% to 8.99%..........................................       3,250        4,034         9,868
                                                          ----------   ----------    ----------
                                                          $1,589,252   $1,853,637    $2,276,276
                                                          ==========   ==========    ==========

     The following table sets forth the amount and remaining contractual maturities of the Company's certificates of deposit at December 31, 2002.

                                         OVER SIX    OVER ONE     OVER TWO
                               SIX        MONTHS       YEAR         YEARS        OVER
                              MONTHS     THROUGH      THROUGH      THROUGH      THREE
(IN THOUSANDS)               OR LESS     ONE YEAR    TWO YEARS   THREE YEARS    YEARS       TOTAL
----------------------------------------------------------------------------------------------------
0.01% to 1.49%.............  $323,687    $ 57,701    $    247      $    --     $     --   $  381,635
1.50% to 1.99%.............   440,944     142,408      19,258        2,266        7,212      612,088
2.00% to 2.99%.............    19,614      19,903      19,049       12,978           82       71,626
3.00% to 3.99%.............    17,071       8,381     191,690        3,745       32,544      253,431
4.00% to 4.99%.............     7,321       8,545      35,490          543       45,451       97,350
5.00% to 5.99%.............    37,299      14,145      13,053        7,931       71,796      144,224
6.00% to 6.99%.............     6,240       1,039       1,132       12,068        5,169       25,648
7.00% to 8.99%.............        91          64         457        2,638           --        3,250
                             --------    --------    --------      -------     --------   ----------
Total......................  $852,267    $252,186    $280,376      $42,169     $162,254   $1,589,252
                             ========    ========    ========      =======     ========   ==========

     As of December 31, 2002, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $315.4 million. The following table presents the maturity of these certificates of deposit at such date.

(IN THOUSANDS)                       AMOUNT
-----------------------------------------------
3 months or less..............     $  59,717
Over 3 months through 6
  months......................        31,270
Over 6 months through 12
  months......................        90,472
Over 12 months................       133,943
                                   ---------
                                   $ 315,402
                                   =========

     BORROWINGS. The Company may obtain advances from the FHLB of New York based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts, to fund increased lending or for investment purchases. The Company, at December 31, 2002, had $1.23 billion of FHLB advances outstanding with maturities of ten years or less with the majority having a maturity of less than four years. During 2002, the Company took advantage of the steepness in the yield curve by securing $350.0 million of adjustable-rate three and four year borrowings from the FHLB of New York. These borrowings have interest rate caps that prevent the rates from exceeding 5.25% to 5.70%. These borrowings have a weighted average interest rate of 2.46% and are indexed to LIBOR. The Company also replaced $100.0 million of borrowings that matured in 2002 with fixed-rate ten-year borrowings, callable in five years, at a weighted average interest rate of 4.12% and paid off $50.0 million of borrowings that matured with a weighted average interest rate of 5.21%. At December 31, 2002 the Company had the ability to borrow, from the FHLB, an additional $1.0 billion on a secured basis, utilizing mortgage related loans and securities as collateral. Another funding source available to the Company is repurchase agreements with the FHLB. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At December 31, 2002, the Company had $705.0 million of FHLB repurchase agreements outstanding with maturities ranging up through ten years with the majority having a maturity of between five and ten years. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Business Strategy-Controlled Growth" set forth in Item 7 hereof and Note 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

EMPLOYEES

     The Company had 1,293 full-time employees and 266 part-time employees at December 31, 2002. None of these employees are represented by a collective bargaining agreement or agent and the Company considers its relationship with its employees to be good.

SUBSIDIARIES

     At December 31, 2002, the Holding Company's two active subsidiaries were the Bank and Mitchamm Corp. ("Mitchamm").

     MITCHAMM CORP. Mitchamm was established in September 1997 primarily to operate Mail Boxes Etc. ("MBE") franchises, which provides mail services, packaging and shipping services primarily to individuals and small businesses. Mitchamm is the area franchisee for MBE in Brooklyn, Queens and Staten Island and currently operates one facility.

     BNB CAPITAL TRUST. BNB Capital Trust (the "Issuer Trust") (assumed by the Holding Company as part of the acquisition of Broad) is a statutory business trust formed under Delaware law in June 1997. As a result of the Broad acquisition, the Issuer Trust is wholly owned by the Holding Company. In accordance with the terms of the trust indenture, the Trust redeemed all of its outstanding 9.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") totaling $11.5 million, at $10.00 per share, effective June 30, 2002. Accordingly, the Issuer Trust is now considered to be an inactive subsidiary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 hereof and "Financial Statements and Supplementary Data" set forth in Item 8 hereof for additional information.

     The following are the subsidiaries of the Bank:

     INDEPENDENCE COMMUNITY INVESTMENT CORP. ("ICIC"). ICIC was established in December 1998, and is the Delaware-chartered holding company for Independence Community Realty Corp.

("ICRC") and the Renaissance Asset Corporation ("RAC"). On December 18, 1998 the Bank transferred 1,000 shares of ICRC's common stock, par value $.01 per share, and 9,889 shares of junior preferred stock, stated value $1,000 per share, to ICIC in return for all 1,000 shares of ICIC's common stock, par value $.01 per share.

     INDEPENDENCE COMMUNITY REALTY CORP. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Bank transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC's common stock and all 10,000 shares of ICRC's 8% junior preferred stock. In January 1997, 111 officers and employees of the Bank each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At December 31, 2002, ICRC held $1.19 billion of loans and $453.1 million of short-term investments.

     RENAISSANCE ASSET CORPORATION. RAC, which was acquired from Broad, was established by Broad National Bank ("Broad National") in November 1997 as a New Jersey real estate investment trust. At December 31, 2002, RAC held $312.0 million of loans and $61.8 million of short-term investments. Effective January 1, 2003, RAC was merged into a newly formed Delaware corporation, also called Renaissance Asset Corporation, with the Delaware company the surviving entity. Pursuant to the terms of the merger, each share of common and preferred stock of the New Jersey corporation was converted into an identical share of the Delaware company.

     INDEPENDENCE COMMUNITY INSURANCE AGENCY, INC. ("ICIA"). ICIA was established in 1984. ICIA was formed as a licensed life insurance agency to sell the products of the new mutual insurance company formed by the Savings Bank Life Insurance Department of New York.

     WILJO DEVELOPMENT CORP. ("WILJO"). The assets of Wiljo consist primarily of the office space in the building in which the Company's executive offices are located and its limited partnership interest in the partnership which owns the remaining portion of the building. At December 31, 2002, Wiljo had total assets of $9.4 million and the Company's equity investment in Wiljo amounted to $8.7 million.

     BROAD NATIONAL REALTY CORP. ("BNRC"). BNRC was established by Broad National in July 1987. The assets of BNRC consist primarily of an office building located at 909 Broad Street, Newark, New Jersey. BNRC is also the holding company for BNB Horizons Inc. ("Horizon"). BNRC had total assets of $3.0 million at December 31, 2002.

     BROAD HORIZONS INC. Horizon was established by Broad National in May 1998 to manage vacant land located at 901 Broad Street, Newark, New Jersey. Horizon's assets totaled $202,000 at December 31, 2002.

     BNB INVESTMENT CORP. ("INVESTMENT CORP"). Investment Corp. was established by Broad National in February 1987 to hold various investment securities. Investment Corp. had total assets of $61.9 million at December 31, 2002.

     BRONATOREO, INC. ("BRONATOREO"). Bronatoreo was established by Broad National in August 1992 to maintain parking lots located behind 905 Broad Street, Newark New Jersey. Bronatoreo had total assets of $1.9 million at December 31, 2002.

     STATEWIDE FINANCIAL SERVICES ("SFS"). SFS was established by Statewide Savings Bank, S.L.A. in July 1985 to sell annuity products. SFS is currently inactive with no assets.

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

     QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Sec-tion 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTIs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At December 31, 2002, approximately 88.1% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2002, the Bank was in compliance with the above restrictions.

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

     CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System.

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

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2002, the Bank exceeded each of its capital requirements. See
Note 21 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

     Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank's tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of December 31, 2002, the book value of the Bank's investments under this exception was $118.0 million, which equaled 17.21% of its Tier I capital. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control.

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

     As December 31, 2002, the Bank had capital levels which qualified it as a "well-capitalized" institution. See Note 21 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     FDIC INSURANCE PREMIUMS. The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC but has deposit accounts insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases involving SAIF-insured deposits. Such SAIF-insured deposits amounted to $2.32 billion as of December 31, 2002. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order poses a serious threat to the FDIC.

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

     Beginning October 1, 1996, effective SAIF rates ranged from zero basis points to 27 basis points which was the same range of premiums as the BIF rates. From 1997 through 1999, almost all FDIC-insured institutions paid 6.4 basis points of their SAIF-assessable deposits and approximately 1.3 basis points of their BIF-assessable deposits to fund the Financing Corporation. Since January 1, 2000, all FDIC insured institutions are assessed the same rate for their BIF and SAIF assessable deposits to fund the Financing Corporation. Based upon the $2.94 billion of BIF-assessable deposits and $2.32 billion of SAIF-assessable deposits at December 31, 2002, the Bank expects to pay approximately $221,000 in insurance premiums per quarter during calendar 2003.

     BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had no brokered deposits outstanding at December 31, 2002.

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

     During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. In December 2000, the Bank requested and received approval of the distribution to the Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as of December 31, 2001, with the remainder distributed in 2002. The distributions were primarily used by the Company to fund the Company's open market stock repurchase programs, dividend payments and consideration paid in October 2002 to increase the Company's minority investment in Meridian. See "Business -- Lending Activities-Multi-Family Residential Lending".

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $1.93 billion of FHLB outstanding borrowings at December 31, 2002.

     As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At December 31, 2002, the Bank had approximately $101.6 million in FHLB stock, which resulted in its compliance with this requirement.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts and personal and business demand deposits) and non-personal time deposits. As of December 31, 2002, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the Company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

TAXATION

  FEDERAL TAXATION

     GENERAL. The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below.

     The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1998.

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

     BAD DEBT RESERVE. Prior to the 1996 Act, the Company was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at the Bank's taxable income. As a result of the 1996 Act, the Bank must use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at Decem-ber 31, 1995 over those established as of December 31, 1987. The amount of such reserve remaining subject to recapture as of December 31, 2002 was approximately $601,000. The Company has an associated deferred tax liability of approximately $252,000 at December 31, 2002.

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

     At December 31, 2002, the Bank's total federal pre-1988 reserve was approximately $30.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.

     ALTERNATIVE MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. As of December 31, 2002, the Company has no AMT credits available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. For the years beginning after August 5, 1997, a financial institution may carry back net operating losses to the preceding two taxable years and carry forward to the succeeding twenty taxable years. At December 31, 2002, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

STATE AND LOCAL TAXATION

     NEW YORK STATE AND NEW YORK CITY TAXATION. The Company and certain eligible and qualified subsidiaries report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 8% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed in an amount equal to the greater of 9% of "entire net income" allocable to New York City or similar alternative taxable methods and rates as New York State.

     A Metropolitan Transportation Business Tax Surcharge on Corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31,

2002, the surcharge rate is 19.125% of New York State franchise tax liability.

     If the Bank fails to meet certain thrift assets and definitional tests for New York State and New York City tax purposes, it would have to recapture into taxable income approximately $130.0 million of previously recognized deductions. As of December 31, 2002, no related deferred taxes have been recognized.

     New York State audited the Company's income tax returns for calendar years 1997, 1998 and 1999 with no material adjustments made.

     NEW JERSEY STATE TAXATION. The Company and certain eligible and qualified subsidiaries report income on a separate company basis, as New Jersey Law does not permit consolidated return filing. The state of New Jersey imposes a tax on entire net income at a rate of 9% of allocated income on corporations.

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

ITEM 2.   PROPERTIES

  OFFICES AND PROPERTIES

     At December 31, 2002, the Company conducted its business from its executive offices in Brooklyn and 73 branch offices:

                                                                           LEASE
                                                              OWNED OR   EXPIRATION
LOCATION(1)                                                    LEASED       DATE
-----------------------------------------------------------------------------------
EXECUTIVE AND ADMINISTRATIVE OFFICES:
195 Montague Street, Brooklyn, New York 11201(2)............    Owned
25 Main Street, Hackensack, New Jersey 07602................   Leased       2007
One Gateway Center 7-45 Raymond Plaza West, Newark, New        Leased       2007
  Jersey 07102..............................................
551 5th Avenue, New York, New York 10176....................   Leased       2015
BRANCH OFFICES:
130 Court Street Brooklyn, New York 11201(3)................    Owned
6424-18th Avenue, Brooklyn, New York 11204..................    Owned
23 Newkirk Plaza, Brooklyn, New York 11226..................    Owned
443 Hillside Avenue, Williston Park, New York 11596.........    Owned
23-56 Bell Boulevard Bayside, New York 11360................   Leased       2008
250 Lexington Avenue, New York, New York 10016..............   Leased       2030
1416 East Avenue, Bronx, New York 10462.....................   Leased       2012
1420 Northern Boulevard, Manhasset, New York 11030..........   Leased       2017
1769-86th Street, Brooklyn, New York 11214..................    Owned
Pratt Institute Campus 200 Willoughby Avenue, Brooklyn, New    Leased           (4)
  York 11205................................................
2357-59 86th Street, Brooklyn, New York 11214...............    Owned
4514 16th Avenue, Brooklyn, New York 11204..................    Owned
37-10 Broadway, Long Island City, New York 11103............    Owned
22-59 31st Street, Long Island City, New York 11105.........    Owned
24-28 34th Avenue, Long Island City, New York 11106.........   Leased       2007
51-12 31st Avenue, Woodside, New York 11377.................   Leased       2007



                                                                     (continued)

                                                                           LEASE
                                                              OWNED OR   EXPIRATION
LOCATION(1)                                                    LEASED       DATE
-----------------------------------------------------------------------------------
83-20 Roosevelt Avenue, Jackson Heights, New York 11372.....   Leased       2005
75-15 31st Avenue, Jackson Heights, New York 11370..........   Leased       2004
89-01 Northern Boulevard, Jackson Heights, New York 11372...   Leased       2004
498 Columbia Street, Brooklyn, New York 11231...............   Leased       2007
150-28 Union Turnpike, Flushing, New York 11367.............   Leased       2012
234 Prospect Park West, Brooklyn, New York 11215............    Owned
7500 Fifth Avenue, Brooklyn, New York 11209.................    Owned
440 Avenue P, Brooklyn, New York 11223......................    Owned
301 Avenue U, Brooklyn, New York 11223......................    Owned
8808 Fifth Avenue, Brooklyn, New York 11209.................    Owned
1310 Kings Highway, Brooklyn, New York 11229................    Owned
4823 13th Avenue, Brooklyn, New York 11219..................    Owned
1302 Avenue J, Brooklyn, New York 11230.....................    Owned
1550 Richmond Road, Staten Island, New York 10304...........    Owned
1460 Forest Avenue, Staten Island, New York 10302...........   Leased       2011
2655 Richmond Avenue, Staten Island, New York 10314.........   Leased       2010
6509 Bay Parkway, Brooklyn, New York 11204..................    Owned
131 Jericho Turnpike, Mineola, New York 11501...............   Leased       2010
1112 South Avenue, Staten Island, New York 10314............   Leased       2016
100 Clearbrook Road, Elmsford, New York 10523...............   Leased       2007
105 Maxess Road, Melville, New York 11747...................   Leased       2006
40 Washington Street, Brooklyn, New York 11201..............   Leased       2012
905 Broad Street, Newark, New Jersey 07102..................    Owned
745 Broad Street, Newark, New Jersey 07102..................   Leased       2003
243 Chestnut Street, Newark, New Jersey 07105...............   Leased       2007
236 West St. George Avenue, Linden, New Jersey 07036........   Leased       2014
1-7 Wheeler Point Road, Newark, New Jersey 07105............   Leased       2009
133 Jackson Street, Newark, New Jersey 07105................    Owned
225 Milburn Avenue, Milburn, New Jersey 07041...............   Leased       2006
65 River Road, North Arlington, New Jersey 07031............   Leased       2003
1000 South Elmora Avenue, Elizabeth, New Jersey 07202.......   Leased       2006
30 W. Mt. Pleasant Avenue, Livingston, New Jersey 07039.....   Leased       2006
Convery Plaza, Route 35, Perth Amboy, New Jersey 08861......   Leased       2007
466 Bloomfield Avenue, Newark, New Jersey 07107.............   Leased       2007
826 Elizabeth Avenue, Elizabeth, New Jersey 07201...........    Owned
554 Central Avenue, East Orange, New Jersey 07018...........    Owned
255 Prospect Avenue, West Orange, New Jersey 07052..........   Leased       2004
348 Central Avenue, Jersey City, New Jersey 07307...........   Leased       2006
290 Ferry Street, Newark, New Jersey 07105..................   Leased       2005
9 Path Plaza, Jersey City, New Jersey 07306.................   Leased       2011
241 Central Avenue, Jersey City, New Jersey 07307...........    Owned



                                                                     (continued)

                                                                           LEASE
                                                              OWNED OR   EXPIRATION
LOCATION(1)                                                    LEASED       DATE
-----------------------------------------------------------------------------------
214 Newark Avenue, Jersey City, New Jersey 07302............    Owned
12 Chapel Avenue, Jersey City, New Jersey 07305.............   Leased       2004
400 Marin Boulevard, Jersey City, New Jersey 07302..........   Leased       2010
86 River Street, Hoboken, New Jersey 07030..................   Leased       2007
416 Anderson Avenue, Cliffside Park, New Jersey 07010.......    Owned
35 South Main Street, Lodi, New Jersey 07644
  Building..................................................    Owned
  Adjacent parcel of land...................................   Leased       2005
19 Schuyler Avenue, North Arlington, New Jersey 07031.......   Leased       2008
1322A Patterson Plank Road, Secaucus, New Jersey 07094......    Owned
456 North Broad Street, Elizabeth, New Jersey 07208.........    Owned
314 Elizabeth Avenue, Elizabeth, New Jersey 07206...........   Leased       2098
345 South Avenue, Garwood, New Jersey 07027.................    Owned
246 South Avenue, Fanwood, New Jersey 07023.................    Owned
1886 Springfield Avenue, Maplewood, New Jersey 07040........   Leased       2009
1126 Route 9, Old Bridge, New Jersey 08857..................   Leased       2006
900 Springfield Road, Union, New Jersey 07083...............   Leased       2006

---------------

(1) Branch offices located at 43 East 8th Street, New York, NY 10003 and 169 Seventh Avenue, New York, NY 10011 opened for business during the first quarter of 2003.

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

     On December 1, 1995, Statewide Savings Bank ("Statewide") initiated a suit against the U.S. Government alleging, among other things, breach of contract and seeking damages for harm caused to Statewide through changes in Federal banking regulations regarding the treatment of supervisory goodwill in calculating the capital of thrift institutions. The case relates to supervisory goodwill created by Statewide's 1982 acquisition of Arch Federal Savings and Loan Association ("Arch"). The enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") in 1989 resulted in the amendment of Federal regulations requiring a phase-out of supervisory goodwill from the calculation of a thrift institution's capital ratios and requiring that by January 1, 1995, no supervisory goodwill be counted as capital. As of the effective date of the regulations, Statewide had $18.7 million in goodwill from the Arch acquisition on its balance sheet. Statewide filed its claim on December 1, 1995. After litigating the matter for approximately seven years, the parties agreed to a stipulation of dismissal which was signed on February 14, 2003. The order of the court dismissing the case was signed on February 19, 2003.

     See "Taxation-State and Local Taxation" for a discussion of the status of audits of the Company's New York State income tax returns.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
     On March 13, 1998 the conversion and reorganization of the Bank and its mutual holding company parent was completed. The common stock began trading on the Nasdaq Stock Market on March 17, 1998. In connection with the consummation of the Conversion, the Holding Company issued 76,043,750 shares of common stock, including 5,632,870 shares which were contributed to the Independence Community Foundation (the "Foundation"). As of December 31, 2002, there were 56,248,898 shares of common stock outstanding. As of March 14, 2003 the Holding Company had 11,475 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     The following table sets forth the high and low closing stock prices of the Holding Company's common stock as reported by the Nasdaq Stock Market under the symbol "ICBC" during the periods presented. Price information appears in major newspapers under the symbols "IndepCmntyBk" or "IndpCm".

                          YEAR ENDED          Year Ended
                       DECEMBER 31, 2002   December 31, 2001
                       -----------------   -----------------
                        HIGH       LOW      HIGH       LOW
------------------------------------------------------------
First Quarter........  $28.850   $22.500   $17.500   $15.125
Second Quarter.......   34.740    26.350    19.890    16.625
Third Quarter........   32.280    23.280    25.180    17.000
Fourth Quarter.......   26.640    21.270    24.850    20.500

     The following table sets forth the high and low bid information of the Holding Company's common stock as reported by the Nasdaq Stock Market under the symbol "ICBC" during the periods presented. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                          YEAR ENDED          Year Ended
                       DECEMBER 31, 2002   December 31, 2001
                       -----------------   -----------------
BID                     HIGH       LOW      HIGH       LOW
------------------------------------------------------------
First Quarter........  $28.760   $22.500   $17.438   $14.563
Second Quarter.......   34.720    26.350    19.780    16.625
Third Quarter........   32.260    23.280    25.110    17.040
Fourth Quarter.......   26.620    21.260    24.800    20.500

     The following schedule summarizes the cash dividends per share of common stock paid by the Holding Company during the periods indicated.

                          YEAR ENDED          Year Ended
                       DECEMBER 31, 2002   December 31, 2001
------------------------------------------------------------
First Quarter........        $0.11               $0.08
Second Quarter.......         0.12                0.08
Third Quarter........         0.13                0.09
Fourth Quarter.......         0.14                0.10

     The following schedule summarizes the total cash dividends paid by the Holding Company on its common stock during the periods indicated.

                          YEAR ENDED          Year Ended
(IN THOUSANDS)         DECEMBER 31, 2002   DECEMBER 31, 2001
------------------------------------------------------------
First Quarter........       $5,919              $4,370
Second Quarter.......        6,388               4,345
Third Quarter........        6,850               4,887
Fourth Quarter.......        7,399               5,348

     On January 31, 2003, the Board of Directors declared a quarterly cash dividend of $0.15 per share of Common Stock, payable on February 25, 2003, to stockholders of record at the close of business on February 11, 2003.

     See "Liquidity and Commitments" set forth in Item 7 hereof and Notes 1 and 23 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussion of restrictions on the Holding Company's ability to pay dividends.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                           At December 31,                   At March 31,
                                       -----------------------   ------------------------------------
(IN THOUSANDS)                            2002         2001         2001         2000         1999
-----------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets.........................  $8,023,643   $7,624,798   $7,010,867   $6,604,150   $5,536,978
Cash and cash equivalents............     199,057      207,633      277,762      152,167      279,885
Investment securities
  available-for-sale.................     224,908      125,803      201,198      212,768      331,795
Mortgage-related securities
  available-for-sale.................   1,038,742      902,191      720,549      773,031    1,189,833
Loans available-for-sale.............     114,379        3,696           --           --           --
Loans receivable, net................   5,736,826    5,796,196    5,189,725    4,880,234    3,459,658
Goodwill(1)..........................     185,161      185,161      185,161      200,410       19,939
Intangible assets....................       2,046        8,981       13,833       20,569       27,305
Deposits.............................   4,940,060    4,794,775    4,666,057    4,412,032    3,447,364
FHLB borrowings......................   1,931,550    1,682,700    1,308,950    1,160,375    1,106,725
Trust preferred securities(2)........          --       11,067       11,067       11,500           --
Other borrowings.....................          --           88          343        2,363       11,639
Total stockholders' equity...........     920,268      880,533      813,156      834,807      824,962

                                               For the         For the
                                FOR THE      Nine Months    Twelve Months
                               YEAR ENDED       Ended           Ended
                              DECEMBER 31,   December 31,   December 31,     For the Year Ended March 31,
(Dollars In Thousands,        ------------   ------------   -------------   ------------------------------
EXCEPT PER SHARE DATA)            2002           2001           2001          2001       2000       1999
----------------------------------------------------------------------------------------------------------
                                                             (unaudited)
SELECTED OPERATING DATA:
Interest income.............    $485,503       $362,206       $482,621      $470,702   $402,486   $336,415
Interest expense............     175,579        172,626        236,442       247,457    203,660    167,221
                                --------       --------       --------      --------   --------   --------
Net interest income.........     309,924        189,580        246,179       223,245    198,826    169,194
                                --------       --------       --------      --------   --------   --------
Provision for loan losses...       8,000          7,875          8,475         1,392      9,817     10,698
                                --------       --------       --------      --------   --------   --------
Net interest income after
  provision for loan
  losses....................     301,924        181,705        237,704       221,853    189,009    158,496
Net gain (loss) on sales of
  loans and securities......         557          2,850          3,145         3,398     (1,716)       390
Other non-interest income...      74,561         41,623         53,924        34,940     18,632     10,933
Amortization of
  goodwill(1)...............          --             --          3,594        14,344      7,780      1,884
Amortization of intangible
  assets....................       6,971          5,761          7,481         6,880      6,833      6,745
Other non-interest
  expense...................     178,084        109,880        144,854       131,602    105,277     89,574
                                --------       --------       --------      --------   --------   --------
Income before provision for
  income taxes..............     191,987        110,537        138,844       107,365     86,035     71,616
Provision for income
  taxes.....................      69,585         40,899         52,779        45,329     32,789     26,441
                                --------       --------       --------      --------   --------   --------
Net income..................    $122,402       $ 69,638       $ 86,065      $ 62,036   $ 53,246   $ 45,175
                                ========       ========       ========      ========   ========   ========
Basic earnings per share....    $   2.37       $   1.33       $   1.64      $   1.11   $   0.90   $   0.67
                                ========       ========       ========      ========   ========   ========
Diluted earnings per
  share.....................    $   2.24       $   1.27       $   1.58      $   1.10   $   0.90   $   0.66
                                ========       ========       ========      ========   ========   ========

                                                        (footnotes on next page)

                                                               At or For the   At or For the
                                               AT OR FOR THE    Nine Months    Twelve Months
                                                YEAR ENDED         Ended           Ended        At or For the Year Ended
                                               DECEMBER 31,    December 31,    December 31,             March 31,
                                               -------------   -------------   -------------   ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      2002           2001(3)          2001         2001      2000      1999
--------------------------------------------------------------------------------------------------------------------------
KEY OPERATING RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:(4)
Return on assets...........................          1.55%           1.27%           1.19%        0.91%     0.88%     0.90%
Return on equity...........................         13.54           11.01           10.32         7.60      6.51      4.87
Average interest-earning assets to average
  interest-bearing liabilities.............        106.52          106.55          106.44       107.25    111.29    120.66
Interest rate spread(5)....................          4.08            3.55            3.47         3.23      3.06      2.79
Net interest margin(5).....................          4.23            3.77            3.69         3.51      3.47      3.50
Non-interest expense to average assets.....          2.34            2.10            2.15         2.23      1.98      1.95
Efficiency ratio(6)........................         46.32           47.53           48.27        50.97     48.41     49.73
Cash dividends declared per common share...       $  0.50         $  0.27         $  0.35      $  0.30   $  0.21   $  0.06
ASSET QUALITY RATIOS:
Non-performing loans as a percent of total
  loans at end of period...................          0.72%           0.78%           0.78%        0.68%     0.53%     1.12%
Non-performing assets to total assets at end
  of period(7).............................          0.52            0.61            0.61         0.51      0.40      0.71
Allowance for loan losses to non-performing
  loans at end of period...................        193.57          170.01          170.01       201.18    266.74    119.72
Allowance for loan losses to total loans at
  end of period............................          1.38            1.33            1.33         1.36      1.42      1.34
CAPITAL AND OTHER INFORMATION:(4)
Equity to assets at end of period..........         11.47%          11.54%          11.54%       11.60%    12.64%    14.90%
Leverage capital(8)........................          8.73            8.60            8.60         8.20      7.83     12.85
Tangible equity to risk-weighted assets at
  end of period(8).........................         10.14           10.85           10.85        11.70     11.37     17.73
Total capital to risk-weighted assets at end
  of period(8).............................         11.40           12.20           12.20        12.95     12.62     19.03
Tangible book value per share..............       $ 13.03         $ 11.76         $ 11.76      $ 10.39   $  9.13   $ 11.46
Number of offices at end of period.........            73              69              69           67        65        32

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

(2) The Trust Preferred Securities were assumed by the Holding Company as part of the Broad acquisition effective the close of business on July 31, 1999. In accordance with the terms of the trust indenture, the Trust redeemed all of its outstanding Trust Preferred Securities totaling $11.5 million, at $10.00 per share, effective June 30, 2002.

(3) Where applicable, ratios have been annualized.

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

(6) Reflects adjusted operating expense (net of amortization of goodwill and other intangibles) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on the sales of loans and securities).

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

     The Company's results of operations also are affected by the provision for loan losses resulting from management's assessment of the level of the allowance for loan losses, its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, the level of its non-interest expense, including compensation and employee benefits, occupancy expense, data processing services, amortization of intangibles and income tax expense.

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

     The Company announced in October 2001 that it had changed its fiscal year end from March 31 to December 31, effective December 31, 2001. This change provided internal efficiencies as well as aligned the Company's reporting cycle with regulators, taxing authorities and the investor community. Due to the change in the reporting period, the comparison of annual operating performance is based upon the audited 12 month calendar year ended December 31, 2002 compared to the 12 month calendar year ended December 31, 2001 compared to the audited 12 month fiscal year ended March 31, 2001.

BUSINESS STRATEGY

     CONTROLLED GROWTH. In recent years, the Company has sought to increase its assets and expand its operations through internal growth as well as through acquisitions. During the year ended December 31, 2002, the Company opened four de novo branches and opened two de novo branches during the year ended December 31, 2001. The Company currently expects to expand its branch network through the opening of approximately twelve additional banking locations during the next twelve to eighteen months. During the first quarter of 2003, the Company opened two locations in Manhattan bringing the total to 75 banking offices, of which 73 are full-service.

     The Company has selectively used acquisitions in the past as a means to expand its footprint and operations. The Company completed its acquisition of Broad, which had $646.3 million in assets, effective the close of business on July 31, 1999 and its acquisition of Statewide, which had $745.2 million in assets, effective the close of business on January 7, 2000. The Broad and Statewide acquisitions enabled the Company to expand into contiguous markets in northern New Jersey with similar demographics as the Company's New York market area. The acquisitions also enabled the Company to further emphasize its broad array of commercial business products, including business lending and lower cost deposits, which helped accelerate the Company's strategy of becoming more commercial bank-like. The Company also completed several other smaller whole bank and branch acquisitions in earlier periods.

     The Company's assets increased by $398.8 million, or 5.2%, from $7.62 billion at December 31, 2001 to $8.02 billion at December 31, 2002 resulting mainly from increases of $235.7 million in the securities available for sale portfolio, $110.7 million in the loans available for sale portfolio, $68.6 million in other assets, and $55.6 million in Bank Owned Life Insurance ("BOLI"), partially offset by a $57.1 million decrease in the loan portfolio. Such growth was funded primarily through the use of borrowings and an increase in deposits.

     EMPHASIS ON COMMERCIAL REAL ESTATE, COMMERCIAL BUSINESS AND MULTI-FAMILY LENDING. Since 1999, the Company has focused on expanding its higher yielding loan portfolios as compared to single-family mortgage loans including fixed and variable-rate portfolios of commercial real estate loans, commercial business loans and mortgage warehouse lines of credit. Given the concentration of multi-family housing units in the New York City metropolitan area, as well as the Company's commitment to remain a leader in the multi-family loan market, the Company continues to emphasize the origination (both for portfolio and for sale) of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. In addition to continuing to generate mortgage loans secured by multi-family and commercial real estate, the Company also commenced a strategy in the fourth quarter of 2000 to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. During the year ended December 31, 2002, the Company originated for sale $1.17 billion and sold $1.07 billion of such loans. See "Business -- Lending Activities -- Loan Originations, Purchases, Sales and Servicing". In addition, to further expand variable yielding portfolios, in April 2001, the Company purchased the assets of Summit Bank's MBFG, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in New York, New Jersey and Connecticut. The acquisition increased the mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances at the time of acquisition.

     In October 2002, in furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company increased its minority investment in Meridian, a New York-based mortgage brokerage firm. Meridian is primarily engaged in the origination of commercial real estate and multi-family mortgage loans. As consideration for such additional interest, the Company paid $0.6 million in cash and issued 520,716 shares of common stock for total consideration of approximately $12.5 million. See "Business -- Lending Activities -- Multi-family Residential Lending".

     Commercial real estate, commercial business, multi-family residential loans and mortgage warehouse lines of credit all generally have a higher inherent risk of loss than single-family residential mortgage or cooperative apartment loans because repayment of the loans or lines often depends on the successful operation of a business or the underlying property. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market and the local economy. In addition, the Company's commercial real estate and multi-family residential loans have significantly larger average loan balances compared to its single-family residential mortgage and cooperative apartment loans.

     The Company's strategy of emphasizing higher yielding and variable rate loan products is reflected in the shifting composition of its loan portfolio. The Company's continued emphasis on commercial lending resulted in commercial real estate, commercial business and advances under mortgage warehouse lines of credit comprising in the aggregate 44.0% of its total loan portfolio at December 31, 2002 compared to 36.2% at December 31, 2001 while single-family and multi-family residential loans comprised in the aggregate 48.9% of the Company's loan portfolio at December 31, 2002 compared to 55.0% at December 31, 2001.

     MAINTAIN ASSET QUALITY. Management believes that maintaining high asset quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk through its underwriting standards and by generally limiting its origination to loans secured by properties or collateral located in its market area. Non-performing assets as a percentage of total assets at December 31, 2002 amounted to 0.52% and the ratio of its allowance for loan losses to non-performing loans amounted to 193.6%, while at December 31, 2001, the percentages were 0.61% and 170.0%, respectively. Non-performing assets decreased $4.5 million or 9.8% to $41.6 million at December 31, 2002 compared to $46.2 million at December 31, 2001. Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule decreased by $15.6 million to $2.5 million at December 31, 2002. The Company's non-accrual loans increased $11.2 million, to $39.0 million at December 31, 2002 with the increase being primarily related to commercial business and real estate loans.

     STABLE SOURCE OF LIQUIDITY. The Company purchases short- to medium-term investment securities and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to achieve a managed and a reasonably predictable source of liquidity to meet loan demand and, to a lesser extent, a stable source of interest income. These portfolios, which totaled in the aggregate $1.26 billion at December 31, 2002 compared to $1.03 billion at December 31, 2001, are comprised primarily of mortgage-related securities totaling $1.04 billion (of which $735.4 million consists of CMOs and $303.3 million of mortgage-backed securities), $155.3 million of corporate bonds, $14.6 million of obligations of the U.S. Government and federal agencies and $48.1 million of preferred securities. In accordance with the Company's policy, securities purchased by the Company generally must be rated at least "investment grade" upon purchase.

     EMPHASIS ON RETAIL DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its growth and retention of competitively priced core deposits (non certificate of deposit accounts) to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, customer convenience, an experienced staff and a commitment to the communities which it serves. The Company has increased the emphasis on expanding commercial and consumer relationships, lower costing core deposits, which do not include certificates of deposits, increased $410.0 million or 13.9%, to $3.35 billion or 67.8% of the Company's total deposits at December 31, 2002, as compared to $2.94 billion at December 31, 2001. This increase in lower costing core deposits reflects both the continued successful implementation of the Company's business strategy of increasing core deposits, as well as the current interest rate environment. In addition, the Company does not accept brokered deposits as a source of funds and presently has no plans to do so in the future.

CHANGES IN FINANCIAL CONDITION

     Total assets increased by $398.8 million, or 5.2%, from $7.62 billion at December 31, 2001 to $8.02 billion at December 31, 2002 primarily due to increases of $235.7 million in the securities available-for-sale portfolio, $110.7 million in loans available-for-sale, $55.6 million in BOLI, $68.6 million in other assets partially offset by a $57.1 million decline in the loan portfolio. These increases were funded primarily through the use of borrowings and growth in deposits.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased from $207.6 million at December 31, 2001 to $199.1 million at December 31, 2002. The $8.6 million decrease was principally due to the use of such assets to fund the origination or purchase of higher yielding interest-earning assets.

     SECURITIES AVAILABLE-FOR-SALE. The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $235.7 million, or 22.9%, from $1.03 billion at December 31, 2001 to $1.26 billion at December 31, 2002. The increase in securities available-for-sale was funded primarily through the use of borrowings.

     The Company's mortgage-related securities portfolio increased $136.6 million, or 15.1% to $1.04 billion at December 31, 2002 compared to $902.2 million at December 31, 2001. The securities were comprised of $654.4 million of AAA rated CMOs and $81.0 million of CMOs which were issued or guaranteed by FHLMC, the Fannie Mae or GNMA and $303.3 million of mortgage-backed pass through certificates which were also issued or guaranteed by FHLMC, Fannie Mae or GNMA. The increase in the portfolio was primarily due to purchases of $783.3 million of AAA rated CMOs with an average yield of 6.02% and $58.3 million of Agency CMOs with a weighted average yield of 5.65% and $257.6 million of Fannie Mae pass through certificates at a weighted average yield of 6.60%. Partially offsetting these increases were proceeds totaling approximately $940.2 million received from normal and accelerated principal repayments and a $14.7 million sale of an Agency CMO at a loss of $0.2 million.

     The Company's investment securities portfolio increased $99.1 million to $224.9 million at December 31, 2002 compared to $125.8 million at December 31, 2001. The increase was primarily due to $226.1 million of purchases, primarily preferred securities and corporate bonds, which were partially offset by the proceeds received from maturing securities of $38.1 million and from sales of $90.3 million of securities, primarily equity securities, at a $0.6 million gain.

     At December 31, 2002, the Company had a $7.4 million net unrealized gain, net of tax, on available-for-sale investment and mortgage-related securities.

     LOANS AVAILABLE-FOR-SALE. Loans available-for-sale increased by $110.7 million to $114.4 million at December 31, 2002 from $3.7 million at December 31, 2001. The Company commenced a strategy in the December 2000 quarter to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. As part of these transactions, the Company retains a portion of the associated credit risk. During the year ended December 31, 2002, the Company originated $1.17 billion and sold $1.07 billion of loans to Fannie Mae under this program and as a result serviced $1.97 billion of loans with a maximum potential loss exposure of $113.7 million. Multi-family loans available for sale at December 31, 2002 totaled $106.8 million. The increase in multi-family loans available-for-sale at December 31, 2002 compared to December 31, 2001 was a result of significant loan volume at the end of the fourth quarter of 2002 due to the current interest rate cycle and the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days. See "Lending Activities -- Loan Originations, Purchases, Sales and Servicing" set forth in Item 1 and Note 17 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for additional information.

     The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $140.2 million and sold $133.5 million of such loans during the year ended December 31, 2002. Single-family residential mortgage loans available for sale at December 31, 2002 totaled $7.6 million.

     Both programs were established in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.

     LOANS, NET. Loans, net, decreased by $59.4 million, or 1.0%, to $5.74 billion at December 31, 2002 from $5.80 billion at December 31, 2001. The Company continued its focus on expanding its higher yielding portfolios of commercial real estate, commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. The Company originated for its own portfolio during the year ended December 31, 2002 approximately $843.1 million of mortgage loans compared to $543.6 million for the nine months ended December 31, 2001. Although the Company had significant loan originations during 2002, total loans decreased due to the combination of the heavy run off in the single-family residential portfolio, the sale to Fannie Mae of $257.6 million of multi-family residential loans sold from portfolio and the accelerated rate of repayments in the multi-family residential portfolio.

     As part of the Company's continuing enhancement of its credit administration process, during 2002 the Company redefined its criteria for classifying loans as either commercial real estate or commercial business loans. As a result of the application of the new criteria and the Company's conversion to a new commercial loan servicing system completed during the fourth quarter of 2002, the Company reviewed all of its commercial loan relationships and redesignated as of September 30, 2002 approximately $238.0 million of commercial business loans as commercial real estate or multi-family residential loans. The Company has not revised any other current or prior period information related to this redesignation since it did not affect the amount of the Company's net loan portfolio, total assets, results of operations or earnings per share.

     Multi-family residential loans decreased $294.8 million to $2.44 billion at December 31, 2002 compared to $2.73 billion at December 31, 2001. The decrease was primarily due to repayments of $602.6 million and sales of $257.6 million which were partially offset by $505.7 million of originations for portfolio retention and $59.6 million of loans redesignated as discussed above. During the fourth quarter of 2002, the Company sold from portfolio at par $257.6 million of fully performing multi-family residential loans in a securitization transaction in exchange for Fannie Mae mortgage-backed securities representing a 100% interest in these loans. These loans were sold with full recourse with the Company retaining servicing. This transaction supported the Company's efforts to continue to build and strengthen its relationship with Fannie Mae, had no impact on 2002 earnings but had a positive impact on the Company's risk-based capital ratios since the risk weighting on the mortgage-backed securities was lower than on the underlying loans. As a result of these activities, multi-family residential loans comprised 41.9% of the total loan portfolio at December 31, 2002 compared to 46.5% at December 31, 2001.

     Commercial real estate loans increased $293.4 million or 28.8% to $1.31 billion at December 31, 2002 compared to $1.02 billion at December 31, 2001. The increase was primarily due to $325.7 million of originations, $178.5 million of loans redesignated as discussed above partially offset by $210.6 million of loan repayments for the year ended December 31, 2002. As a result of these activities, commercial real estate loans comprised 22.6% of the total loan portfolio at December 31, 2002 compared to 17.4% at December 31, 2001.

     Commercial business loans decreased $67.6 million, or 10.1%, from $665.8 million at December 31, 2001 to $598.3 million at December 31, 2002. The decrease was primarily due to $238.0 million of loans being redesignated as commercial real estate loans or multi-family residential loans as discussed above, and $230.5 million of repayments partially offset by $406.2 million of originations and advances during the year ended December 31, 2002. Commercial business loans comprised 10.3% of the total loan portfolio at December 31, 2002.

     Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit increased $245.9 million from $446.5 million at December 31, 2001 to $692.4 million at December 31, 2002. At December 31, 2002, there were $219.1 million of unused lines of credit related to mortgage warehouse lines of credit. The increase was due to the current interest cycle and resultant refinance market. Mortgage warehouse lines of credit comprised 11.9% of the total loan portfolio at December 31, 2002.

     Partially offsetting the growth in the commercial real estate and business loan and mortgage warehouse lines of credit portfolios was the run-off of the Company's residential mortgage portfolio. Single-family residential and cooperative apartment loans decreased $296.5 million from an aggregate of $852.8 million at December 31, 2001 to an aggregate of $556.3 million at December 31, 2002. The decline was due to increased repayments as a result of the current interest rate environment combined with the decreased emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and business loans. The Company originates and sells single-family residential mortgage loans to Cendant as previously discussed.

     NON-PERFORMING ASSETS. Non-performing assets as a percentage of total assets at December 31, 2002 amounted to 0.52% compared to 0.61% at December 31, 2001. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, decreased by $4.6 million or 9.8% to $41.6 million at December 31, 2002 from $46.2 million at December 31, 2001. The decrease in non-performing assets was primarily due to a $15.6 million decrease in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule partially offset by an $11.2 million increase to $39.0 million in non-accrual loans, primarily commercial real estate and business loans. At December 31, 2002, the Company's non-performing assets consisted of $39.0 million of non-accrual loans (including $22.5 million of commercial business loans, $11.7 million of commercial real estate loans, $3.0 million of single-family residential loans and $1.1 million of multi-family residential loans), $2.5 million of loans past due 90 days or more as to principal and accruing, $0.1 million of loans past due 90 days or more as to interest and accruing and $7,000 of other real estate owned.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $80.5 million at December 31, 2002, as compared to $78.2 million at December 31, 2001. At December 31, 2002, the Company's allowance amounted to 1.38% of total loans and 193.6% of total non-performing loans compared to 1.33% and 170.0% at December 31, 2001, respectively. The Company's allowance increased $2.3 million during the year ended December 31, 2002 primarily due to an $8.0 million provision for loan losses partially offset by $5.7 million of net charge-offs or 0.10% of average total loans. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, delinquencies and charge-offs, the substantial increase in mortgage warehouse advances, the continued emphasis on commercial real estate and business loan originations, which are generally considered to have greater risk of loss, as well as the recognition of the current economic conditions.

     In assessing the level of the allowance for loan losses, the Company considers the composition of its loan portfolio, the growth of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing loans, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company's loan portfolio.

     The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The allowance for loan losses is considered a critical accounting estimate because there is a large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss), (ii) valuing the underlying collateral securing the loans, (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss) and (iv) determining reserve factors to be applied to pass loans based upon loan type. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings.

     Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this Management's Discussion and Analysis ("MD&A").

     Management believes the allowance for loan losses at December 31, 2002 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

     GOODWILL AND INTANGIBLE ASSETS. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill is carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives continue to be amortized. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2002. The Company is required to test the value of its goodwill at least annually.

     The Company's goodwill, which aggregated $185.2 million at December 31, 2002, resulted from the acquisitions of Broad and Statewide as well as the acquisition of Bay Ridge Bancorp, Inc. in January 1996. The Company's $2.0 million of identifiable intangible assets at December 31, 2002 resulted primarily from two branch purchase transactions effected in fiscal 1996. The Company's intangible assets decreased by $7.0 million to $2.0 million at December 31, 2002 from $9.0 million at December 31, 2001. The decrease was a result of amortization of the intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, most of the remaining identified intangibles as of December 31, 2002 will be amortized by September 30, 2003.

     The Company performs a goodwill impairment test on an annual basis. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company must measure the amount of impairment loss, if any.

     The fair value of a reporting unit may be determined by a combination of quoted market prices, a present value technique or multiples of earnings or revenue. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. A present value technique is another method with which to estimate the fair value of a group of net assets. If a present value technique is used to measure fair value, estimates of future cash flows used in that technique shall be consistent with the objective of measuring fair value. Those cash flow estimates shall incorporate assumptions that marketplace participants would use in their estimates of fair value. If that information is not available without undue cost and effort, an entity may use its own assumptions. A third method of estimating the fair value of a reporting unit, is a valuation technique based on multiples of earnings or revenue.

     The Company currently uses a combination of quoted market prices of its publicly traded stock and multiples of earnings in its goodwill impairment test.

     The Company has identified the goodwill impairment test as a critical accounting estimate due to the various methods (quoted market price, present value technique or multiples of earnings or revenue) and judgment involved in determining the fair value of a reporting unit. A change in judgment could result in goodwill being considered impaired which would result in a charge to non-interest expense in the period of impairment.

     Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this MD&A.

     BANK OWNED LIFE INSURANCE ("BOLI"). The Company holds BOLI policies to fund certain future employee benefit costs and to provide attractive tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in value are recorded in non-interest income. BOLI increased $55.6 million to $168.4 million at December 31, 2002 compared to $112.8 million at December 31, 2001. During the fourth quarter of 2002, the Company increased its holdings of BOLI by $50.0 million. The remaining $5.6 million increase was due to a change in the cash surrender value of the BOLI.

     OTHER ASSETS. Other assets increased $68.6 million from $163.6 million at December 31, 2001 to $232.2 at December 31, 2002. The increase was primarily due to a $25.5 million increase in net deferred tax assets, a $16.1 million increase in FHLB stock, a $13.5 million increase in the Company's minority equity investment in Meridian and an $11.1 million increase in prepaid pension obligation. At the end of the fourth quarter of 2002, the Company made a cash contribution of approximately $10.0 million to restore the Company's pension plan to fully funded status. The contribution did not reduce 2002 earnings.

     DEPOSITS. Deposits increased $145.3 million or 3.0% to $4.94 billion at December 31, 2002 compared to $4.79 billion at December 31, 2001. The increase was due to deposit inflows totaling $64.0 million as well as interest credited of $81.3 million.

     Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $409.7 million, or 13.9%, to $3.35 billion at December 31, 2002 compared to $2.94 billion at December 31, 2001. This increase reflects both the continued successful implementation of the Company's business strategy of increasing core deposits as well as the current interest rate environment. Execution of this strategy is evidenced by the increase in core deposits to approximately 67.8% of total deposits at December 31, 2002 compared to 61.3% of total deposits at December 31, 2001.

     The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and FHLB borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate of core deposits was 1.01% compared to 2.85% for certificates of deposit and 4.90% for borrowings for the year ended December 31, 2002.

     BORROWINGS. Borrowings increased $248.8 million or 14.8% to $1.93 billion at December 31, 2002 compared to $1.68 billion at December 31, 2001. The increase was principally due to a $222.8 million increase in FHLB advances, a $50.0 million increase in FHLB repurchase agreements partially offset by a $24.0 million decrease in FHLB overnight borrowings. During the year ended December 31, 2002, the Company took advantage of the steepness in the yield curve by securing $350.0 million of adjustable-rate three and four year borrowings from the FHLB of New York. These borrowings have interest rate caps that prevent the rates from exceeding 5.25% to 5.70%. These borrowings have a weighted average interest rate of 2.46% and are indexed to LIBOR. The Company also replaced $100.0 million of borrowings that matured during 2002 with fixed-rate ten-year borrowings, callable in five years, at a weighted average interest rate of 4.12% and paid off $50.0 million of borrowings that matured at a weighted average interest rate of 5.21%. The $248.8 million increase was primarily used to fund the growth in the available-for-sale securities portfolio and to fund loan originations. See Note 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES. On June 30, 1997, $11.5 million of Trust Preferred Securities were issued by the Issuer Trust. In accordance with the terms of the trust indenture, the Issuer Trust redeemed all of its outstanding Trust Preferred Securities at $10.00 per share (par), effective June 30, 2002. The Company determined to have the Issuer Trust redeem the securities due to the high interest rate paid on the Trust Preferred Securities in relation to the current interest rate environment.

     STOCKHOLDERS' EQUITY. The Holding Company's stockholders' equity totaled $920.3 million at December 31, 2002, compared to $880.5 million at December 31, 2001. The $39.7 million increase was primarily due to net income of $122.4 million, amortization of the earned portion of restricted stock grants of $9.7 million, $7.8 million related to the Employee Stock Ownership Plan ("ESOP") shares committed to be released for the year ended 2002 and $0.1 million related to accelerated vesting of stock options. In addition, increases were also attributable to $10.7 million related to the exercise of stock options and the issuance of shares in payment of directors' fees and $11.9 million of consideration paid for the Company's increased equity investment in Meridian. These increases were partially offset by a $1.3 million decrease in the net unrealized gain on securities available-for-sale, a $1.0 million valuation adjustment of the deferred tax asset reflecting the fair market value of stock contributed to the Foundation at its inception in March 1998, a $92.1 million reduction in capital resulting from the purchase during the year ended December 31, 2002 of 3,538,650 shares of common stock in connection with the Holding Company's open market repurchase programs, a $26.5 million decrease due to dividends declared and a $1.9 million decrease for the change in fair value of interest rate swaps, net of tax.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

     The following table presents, as of December 31, 2002, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums, or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements set forth in Item 8 hereof.

                                                            PAYMENTS DUE IN
                                     --------------------------------------------------------------
                                                   OVER ONE     OVER TWO     OVER THREE
                                                     YEAR         YEARS        YEARS
                           NOTE      ONE YEAR OR    THROUGH      THROUGH      THROUGH     OVER FOUR
(IN THOUSANDS)           REFERENCE      LESS       TWO YEARS   THREE YEARS   FOUR YEARS     YEARS       TOTAL
----------------------------------------------------------------------------------------------------------------
Core deposits..........     10       $3,350,808    $     --     $     --      $     --    $     --    $3,350,808
Certificates of
  deposit..............     10        1,104,453     280,376       42,169        38,912     123,342     1,589,252
FHLB advances..........     11          425,250      26,300      225,000       175,000     375,000     1,226,550
FHLB repurchase
  agreements...........     11           65,000          --           --            --     640,000       705,000
Operating leases.......     18            5,358       5,383        5,009         4,898      33,770        54,418

     The Company also entered into forward starting interest rate swap agreements under which the Company is required at a future date to make periodic fixed rate payments to the swap counterparties while receiving periodic variable rate payments indexed to the three month LIBOR from the swap counterparties based on a common notional amount and maturity date. The total notional value of such contracts aggregated $200.0 million at December 31, 2002. Derivative contracts are carried at fair value on the consolidated balance sheet. For further discussion of derivative instruments see "Business-Investment Activities" and Notes 1 and 17 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     A schedule of significant commitments at December 31, 2002 follows:

                                  CONTRACT OR
                                     AMOUNT
                                 --------------
                                  DECEMBER 31,
(IN THOUSANDS)                        2002
-----------------------------------------------
Financial instruments whose
  contract amounts represent
  credit risk:
  Commitments to extend
     credit -- mortgage
     loans.....................    $  446,759
  Commitments to extend
     credit -- commercial
     business loans............       295,417
  Commitments to extend
     credit -- mortgage
     warehouse lines of
     credit....................       219,125
  Commitments to extend
     credit -- other loans.....        81,909
  Standby letters of credit....         2,692
  Commercial letters of
     credit....................           318
                                   ----------
Total..........................    $1,046,220
                                   ==========

     For further discussion of these commitments as well as the Company's commitments and obligations under pension and other postretirement benefit plans, see Notes 14 and 18 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

                                                         YEAR ENDED DECEMBER 31,        Twelve Months Ended December 31,
                                                     -------------------------------   ----------------------------------
                                                                  2002                                2001
                                                     -------------------------------   ----------------------------------
                                                                             AVERAGE                             Average
                                                      AVERAGE                YIELD/      AVERAGE                  YIELD/
(DOLLARS IN THOUSANDS)                                BALANCE     INTEREST    COST       BALANCE     INTEREST      COST
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans.................................  $4,565,567   $334,154    7.32%    $4,552,375    $344,085      7.56%
    Commercial business loans......................     714,990     47,282    6.61        494,603      39,954      8.08
    Mortgage warehouse lines of credit.............     402,258     18,670    4.64        267,412      16,784      6.28
    Other loans(2).................................     206,010     13,848    6.72        163,891      13,138      8.02
                                                     ----------   --------             ----------    --------
  Total loans......................................   5,888,825    413,954    7.03      5,478,281     413,961      7.56
  Investment securities............................     172,081      8,157    4.74        189,985      10,750      5.66
  Mortgage-related securities......................   1,034,239     57,151    5.53        765,145      48,075      6.28
  Other interest-earning assets(3).................     225,416      6,241    2.77        233,858       9,835      4.21
                                                     ----------   --------             ----------    --------
      Total interest-earning assets................   7,320,561    485,503    6.63      6,667,269     482,621      7.24
                                                                  --------    ----                   --------      ----
    Non-interest-earning assets....................     590,336                           583,078
                                                     ----------                        ----------
      Total assets.................................  $7,910,897                        $7,250,347
                                                     ==========                        ==========
Interest-bearing liabilities:
  Deposits:
    Savings deposits...............................  $1,573,841   $ 19,460    1.24%    $1,260,998    $ 24,264      1.92%
    Money market deposits..........................     181,575      1,726    0.95        175,530       3,099      1.77
    Active management accounts ("AMA").............     448,342      6,804    1.52        359,945      12,092      3.36
    Interest-bearing demand deposits(4)............     529,067      5,010    0.95        428,502       6,094      1.42
    Certificates of deposit........................   1,705,460     48,637    2.85      2,129,443     107,002      5.02
                                                     ----------   --------             ----------    --------
      Total interest-bearing deposits..............   4,438,285     81,637    1.84      4,354,418     152,551      3.50
    Non-interest bearing deposits..................     523,927         --      --        391,572          --        --
                                                     ----------   --------             ----------    --------
      Total deposits...............................   4,962,212     81,637    1.65      4,745,990     152,551      3.21
                                                     ----------   --------             ----------    --------
    Cumulative trust preferred securities(5).......       5,426        524    9.65         11,067       1,048      9.47
    Borrowings.....................................   1,904,734     93,418    4.90      1,507,041      82,843      5.50
                                                     ----------   --------             ----------    --------
Total interest-bearing liabilities.................   6,872,372    175,579    2.55      6,264,098     236,442      3.77
                                                                  --------    ----                   --------      ----
Non-interest-bearing liabilities...................     134,627                           152,433
                                                     ----------                        ----------
Total liabilities..................................   7,006,999                         6,416,531
Total stockholders' equity.........................     903,898                           833,816
                                                     ----------                        ----------
Total liabilities and stockholders' equity.........  $7,910,897                        $7,250,347
                                                     ==========                        ==========
Net interest-earning assets........................  $  448,189                        $  403,171
                                                     ==========                        ==========
Net interest income/interest rate spread...........               $309,924    4.08%                  $246,179      3.47%
                                                                  ========    ====                   ========      ====
Net interest margin................................                           4.23%                                3.69%
                                                                              ====                                 ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities.....................                           1.07X                                1.06x
                                                                              ====                                 ====

                                                          Year Ended March 31,
                                                     -------------------------------
                                                                  2001
                                                     -------------------------------
                                                                             Average
                                                      AVERAGE                YIELD/
(DOLLARS IN THOUSANDS)                                BALANCE     INTEREST    COST
---------------------------------------------------  -------------------------------
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans.................................  $4,596,117   $343,595    7.48%
    Commercial business loans......................     297,512     27,690    9.31
    Mortgage warehouse lines of credit.............     102,146      9,339    9.02
    Other loans(2).................................     177,410     15,265    8.60
                                                     ----------   --------
  Total loans......................................   5,173,185    395,889    7.65
  Investment securities............................     197,655     12,399    6.27
  Mortgage-related securities......................     763,636     48,993    6.42
  Other interest-earning assets(3).................     219,966     13,421    6.10
                                                     ----------   --------
      Total interest-earning assets................   6,354,442    470,702    7.41
                                                                  --------    ----
    Non-interest-earning assets....................     490,583
                                                     ----------
      Total assets.................................  $6,845,025
                                                     ==========
Interest-bearing liabilities:
  Deposits:
    Savings deposits...............................  $1,185,682   $ 25,094    2.12%
    Money market deposits..........................     181,759      3,912    2.15
    Active management accounts ("AMA").............     247,753     11,353    4.58
    Interest-bearing demand deposits(4)............     384,728      5,233    1.36
    Certificates of deposit........................   2,203,514    122,636    5.57
                                                     ----------   --------
      Total interest-bearing deposits..............   4,203,436    168,228    4.00
    Non-interest bearing deposits..................     339,232         --      --
                                                     ----------   --------
      Total deposits...............................   4,542,668    168,228    3.70
                                                     ----------   --------
    Cumulative trust preferred securities(5).......      11,139      1,047    9.40
    Borrowings.....................................   1,371,018     78,182    5.70
                                                     ----------   --------
Total interest-bearing liabilities.................   5,924,825    247,457    4.18
                                                                  --------    ----
Non-interest-bearing liabilities...................     103,738
                                                     ----------
Total liabilities..................................   6,028,563
Total stockholders' equity.........................     816,462
                                                     ----------
Total liabilities and stockholders' equity.........  $6,845,025
                                                     ==========
Net interest-earning assets........................  $  429,617
                                                     ==========
Net interest income/interest rate spread...........               $223,245    3.23%
                                                                  ========    ====
Net interest margin................................                           3.51%
                                                                              ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities.....................                           1.07x
                                                                              ====

---------------
(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3) Includes federal funds sold, interest-earning bank deposits and FHLB stock.

(4) Includes NOW and checking accounts.

(5) Trust Preferred Securities redeemed effective June 30, 2002.

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

                                        TWELVE MONTHS ENDED                  Twelve Months Ended
                                DECEMBER 31, 2002 TO TWELVE MONTHS    December 31, 2001 to Twelve Months
                                      ENDED DECEMBER 31, 2001                Ended March 31, 2001
                                -----------------------------------   ----------------------------------
                                      INCREASE                              Increase
                                  (DECREASE) DUE TO      TOTAL NET     (Decrease) due to      Total Net
                                ---------------------    INCREASE     --------------------    Increase
(IN THOUSANDS)                    RATE       VOLUME     (DECREASE)      RATE       VOLUME    (DECREASE)
--------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Mortgage loans...........  $(13,137)   $  3,206     $ (9,931)    $  3,722    $(3,232)    $    490
     Commercial business
       loans..................    (8,160)     15,488        7,328       (4,062)    16,326       12,264
     Mortgage warehouse lines
       of credit..............    (5,193)      7,079        1,886       (3,700)    11,145        7,445
     Other loans(1)...........    (2,327)      3,037          710       (1,008)    (1,119)      (2,127)
                                --------    --------     --------     --------    -------     --------
Total loans receivable........   (28,817)     28,810           (7)      (5,048)    23,120       18,072
Investment securities.........    (1,641)       (952)      (2,593)      (1,179)      (470)      (1,649)
Mortgage-related securities...    (6,331)     15,407        9,076       (1,013)        95         (918)
Other interest-earning
  assets......................    (3,251)       (343)      (3,594)      (4,231)       645       (3,586)
                                --------    --------     --------     --------    -------     --------
Total net change in income on
  interest-earning assets.....   (40,040)     42,922        2,882      (11,471)    23,390       11,919
Interest-bearing liabilities:
  Deposits:
     Savings deposits.........    (9,956)      5,152       (4,804)      (2,353)     1,523         (830)
     Money market deposits....    (1,476)        103       (1,373)        (684)      (129)        (813)
     AMA deposits.............    (7,751)      2,464       (5,287)      (3,533)     4,272          739
     Interest-bearing demand
       deposits...............    (2,327)      1,242       (1,085)         241        620          861
     Certificates of
       deposit................   (39,947)    (18,418)     (58,365)     (11,612)    (4,022)     (15,634)
                                --------    --------     --------     --------    -------     --------
       Total deposits.........   (61,457)     (9,457)     (70,914)     (17,941)     2,264      (15,677)
  Trust preferred
     securities...............        10        (534)        (524)           8         (7)           1
  Borrowings..................    (9,584)     20,159       10,575       (2,939)     7,600        4,661
                                --------    --------     --------     --------    -------     --------
Total net change in expense on
  interest-bearing
  liabilities.................   (71,031)     10,168      (60,863)     (20,872)     9,857      (11,015)
                                --------    --------     --------     --------    -------     --------
Net change in net interest
  income......................  $ 30,991    $ 32,754     $ 63,745     $  9,401    $13,533     $ 22,934
                                ========    ========     ========     ========    =======     ========

---------------
(1) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND THE TWELVE MONTHS ENDED DECEMBER 31, 2001

     GENERAL. For the year ended December 31, 2002, the Company reported a 41.8% increase in diluted earnings per share to $2.24 compared to $1.58 for the year ended December 31, 2001. Net income for the year ended December 31, 2002 increased 42.2% to $122.4 million compared to $86.1 million for the year ended December 31, 2001.

     NET INTEREST INCOME. Net interest income increased by $63.7 million or 25.9% to $309.9 million for the year ended December 31, 2002 as compared to $246.2 million for the year ended December 31, 2001. The increase was primarily due to a $60.8 million decrease in interest expense combined with a $2.9 million increase in interest income. The growth in net interest income primarily reflected the $653.3 million increase in average interest-earning assets as well as a 54 basis point increase in the net interest margin during the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in average interest-earning assets was primarily attributable to growth in mortgage-related securities, commercial real estate and business loans, and mortgage warehouse lines of credit.

     For the year ended December 31, 2002, the Company's net interest margin increased 54 basis points to 4.23% from 3.69% for the year ended December 31, 2001. The improvement in net interest margin was directly attributable to the Company's strategy to reduce the average cost of interest-bearing liabilities in order to offset the decline in the average yield earned on interest-earning assets resulting from the current interest rate environment. For the year ended December 31, 2002 as compared to the year ended December 31, 2001, the average rate paid on average interest-bearing liabilities decreased 122 basis points, more than offsetting the 61 basis point decline in the average yield earned on interest-earning assets. This decline mirrored the movement in the yield curve with short-term interest rates declining more rapidly than longer term rates. Complementing the movement in the yield curve, the Company contributed to the improvement in net interest margin by originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on expanding the Company's level of core deposits. In addition, the Company continued a disciplined pricing strategy for deposits, which was effective in addressing the current interest rate yield curve.

     The Company, based upon the current interest rate and refinance environment, expects a compression of its net interest margin in 2003. However, the Company continues to rely on all of the components of its business model to offset or substantially lessen the reduction in net interest income as it continues to implement the shift in its deposits to lower costing core deposits while continuing to build non-interest rate sensitive revenue channels, including in particular the expansion of its mortgage-banking activities.

     The Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) increased to 4.08% for the year ended December 31, 2002 compared to 3.47% for the year ended December 31, 2001. The net interest rate spread increased by 61 basis points reflecting the Company's strategy to reduce the cost of interest-bearing liabilities in order to offset the decline in the yield earned on interest-earning assets resulting from the current interest rate environment.

     Interest income increased by $2.9 million, or 0.6%, to $485.5 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase was primarily due to the $653.3 million increase in the average balance of the Company's interest-earning assets partially offset by a 61 basis point decrease in the weighted average yield, from 7.24% for the year ended December 31, 2001 to 6.63% for the year ended December 31, 2002.

     Interest income on mortgage loans decreased $9.9 million due to a 24 basis point decrease in the yield earned on loans from 7.56% for the year ended December 31, 2001 to 7.32% for the year ended December 31, 2002 as well as a $13.2 million decrease in the average balance of mortgage loans. The decrease in average balance was due to in large part the $271.0 million decrease in the aggregate average balance of the Company's single-family and cooperative apartment loans due to both increased prepayments as a result of the current interest rate environment as well as decreased emphasis on originations. The Company primarily originates single-family loans through its previously discussed private label program with Cendant. Partially offsetting the decrease in the single-family and cooperative apartment loans portfolio was a $214.4 million and $69.8 million increase in the average balance of commercial real estate and multi-family residential loans, respectively, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in these portfolios was due to the Company's continuing effort of originating higher yielding commercial loan products as well as the Company's commitment to maintaining its leadership position in the multi-family residential loan market. The Company originated $843.1 million of mortgage loans for portfolio retention in the year ended December 31, 2002 partially offset by loan repayments of $1.11 billion and sales of $257.6 million from portfolio at the end of the fourth quarter of 2002. The decrease in yield was primarily due to the current interest rate yield curve.

     Interest income on other loans increased $9.9 million, or 14.2%, due to a $220.4 million and $134.8 million increase in the average balance of commercial business and mortgage warehouse lines of credit, respectively. Partially offsetting the increase was a 147 basis point and 164 basis point decrease in the yield earned on commercial business loans and mortgage warehouse lines of credit loans, respectively, from 8.08% and 6.28%, respectively, for the year ended December 31, 2001 to 6.61% and 4.64%, respectively, for the year ended December 31, 2002. The decrease in yields was primarily due to the current interest rate yield curve since these loans are primarily variable rate and thus are repricing downward in the current interest rate environment.

     Income on investment securities decreased $2.6 million for the year ended December 31, 2002 due to a $17.9 million decrease in the average balance of investment securities along with a decrease in the yield earned on such securities from 5.66% for the year ended December 31, 2001 to 4.74% for the year ended December 31, 2002. The decline in average balance was due to the Company's reinvestment into other higher yielding assets.

     Interest income on mortgage-related securities increased $9.1 million for the year ended December 31, 2002 due primarily to the $269.1 million increase in the average balance of mortgage-related securities. The increase in the average balance was primarily due to an increase in borrowings which were invested in mortgage-related securities. This increase was partially offset by a 75 basis point decrease in the yield earned to 5.53% for the year ended December 31, 2002 from 6.28% for the year ended December 31, 2001, reflecting the decrease in market rates of interest experienced during the calendar year.

     Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $3.6 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. This decrease primarily reflects the $2.7 million decline in interest on federal funds, FHLB overnight deposits and other short-term investments as well as a $0.9 million decrease in dividends on FHLB stock.

     Interest expense on deposits decreased $71.0 million or 46.5% to $81.6 million for the year ended December 31, 2002 compared to $152.6 million for the year ended December 31, 2001. The decrease was primarily the result of a 156 basis point decrease in the average rate paid on deposits to 1.65% for the year ended December 31, 2002 compared to 3.21% for the year ended December 31, 2001. The decrease in rates was attributable to the continued maintenance of the disciplined pricing strategy which was effective in addressing the current interest rate yield curve. This decrease was partially offset by a $216.2 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of lower costing core deposits increased $640.2 million while the average balance of higher costing certificates of deposit decreased $424.0 million for the year ended December 31, 2002 compared to the year ended December 31, 2001.

     Interest expense on borrowings increased $10.6 million or 12.8% to $93.4 million for the year ended December 31, 2002 compared to $82.8 million for the year ended December 31, 2001. The increase was primarily due to a $397.7 million increase in the average balance of borrowings for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in average borrowings was primarily the result of the Company taking advantage of the steepness in the yield curve by securing $350.0 million of adjustable-rate three and four year borrowings from the FHLB of New York. The borrowings have interest rate caps that prevent the rates from exceeding 5.25% to 5.70%. The Company also replaced $100.0 million of borrowings that matured in 2002 with fixed-rate ten-year borrowings, callable in five years, at a weighted average interest rate of 4.12% and paid off $50.0 million of borrowings that matured with a weighted average interest rate of 5.21%. The borrowings were primarily used to fund the purchase of mortgage-related securities and commercial real estate and business loan originations.

     Interest expense on Trust Preferred Securities decreased $0.5 million or 50.0% to $0.5 million for the year ended December 31, 2002 compared to $1.0 million for the year ended December 31, 2001. The Trust Preferred Securities were assumed as part of the Broad acquisition effective the close of business on July 31, 1999. In accordance with the terms of the trust indenture, the Trust redeemed all of its outstanding Trust Preferred Securities of $11.5 million, at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate paid on the Trust Preferred Securities in relation to the current interest rate environment.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased by $0.5 million from $8.5 million for the year ended December 31, 2001, to $8.0 million for the year ended December 31, 2002. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified and impaired loans, the increase in delinquencies and charge-offs, the increase in mortgage warehouse advances, the continued emphasis on commercial and business loan originations which are deemed to have higher levels of known and inherent loss, as well as the recognition of current economic conditions. To date, the Company has not realized any direct credit impairment as a result of the tragic events of September 11, 2001 but continues to monitor its portfolio closely.

     Non-performing assets as a percentage of total assets decreased to 52 basis points at December 31, 2002, compared to 61 basis points at December 31, 2001. Non-performing assets decreased 9.8% to $41.6 million at December 31, 2002 compared to $46.2 million at December 31, 2001. The decrease of $4.6 million was primarily due to a $15.6 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments partially offset by an increase of $11.2 million in non-accrual loans, primarily commercial real estate and business loans. Included in the $41.6 million of non-performing loans at December 31, 2002 were $39.0 million of non-accrual loans and $2.5 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At December 31, 2002 and 2001, the allowance for loan losses as a percentage of total non-performing loans was 193.6% and 170.0%, respectively.

     NON-INTEREST INCOME. Emphasis on fee-based income continues to gain momentum throughout the Company within the Company and continues to be on-going strategic objective. As a result of the implementation of a variety of initiatives, the Company experienced an $18.0 million, or 31.6%, increase in non-interest income to $75.1 million for the year ended December 31, 2002, compared to $57.1 million for the year ended December 31, 2001.

     During 2002, the Company recognized net gains of $0.6 on the sales of loans and securities, substantially all of which relates to the gain on the sale of equity securities. During calendar 2001, the Company recognized net gains on sales of $3.1 million primarily from sales of $90.0 million of securities.

     Income from mortgage-banking activities increased $0.9 million to $13.8 million for the year ended December 31, 2002 compared to $12.9 million for the year ended December 31, 2001. During the quarter ended December 31, 2000, the Company initiated a program with Fannie Mae to originate for sale multi-family residential loans in the secondary market, with the Company retaining servicing. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. See "Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing". During the quarter ended December 31, 2001 the Company also entered into a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market.

     Mortgage-banking activities for the year ended December 31, 2002 reflected $11.5 million in gains, $8.1 million of origination fees and $1.5 million in servicing fees partially offset by $3.4 million of amortization of servicing assets and $3.9 million in provisions recorded related to retained credit exposure on multi-family residential loans sold. The $0.9 million increase in mortgage-banking activities for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily due to a $3.2 million increase in gains on sales and $4.2 million of higher origination and servicing fees partially offset by $3.9 million in provisions recorded related to the retained credit exposure and $2.6 million of additional amortization of capitalized servicing rights.

     During the year ended December 31, 2002, the Company originated $1.17 billion and sold $1.07 billion of multi-family loans under the program with Fannie Mae and originated $140.2 million and sold $133.5 million of single-family residential loans. By comparison, during 2001, the Company originated $441.9 million and sold $419.3 million of multi-family loans and originated $4.1 million and sold $0.4 million of single-family residential mortgages.

     Service fees increased 56.0% to $50.5 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The $18.1 million increase was principally due to approximately $9.3 million in mortgage prepayment fees combined with a $2.8 million increase in the Company's modification and extension fees on mortgage loans due to the current interest rate environment and resulting refinance market. In addition, other loan fees increased $1.6 million and banking fees increased $2.9 million related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits, an increase in per unit charges and the debit card program. The increase in fee income is also due to increased fees of $1.2 million on the sales of mutual funds and annuity products as investors seek higher yielding investment opportunities.

     Income on BOLI increased $0.7 million or 13.1% to $6.3 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 due to an increase in the cash surrender value of BOLI. During the later part of the fourth quarter of 2002, the Company also increased its holdings in BOLI by $50.0 million to $168.4 million at December 31, 2002.

     Other non-interest income increased by $0.9 million to $4.0 million for the year ended December 31, 2002, compared to $3.1 million for the year ended December 31, 2001. The increase was primarily due to an additional $1.1 million from the Company's minority equity investment in Meridian.

     NON-INTEREST EXPENSE. Non-interest expense increased by $29.1 million, or 18.7%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001. This increase primarily reflects increases of $22.2 million in compensation and employee benefit expense, $10.2 million in other non-interest expense, $0.7 million in data processing fees and $0.4 million in advertising costs. Partially offsetting these increases were decreases of $3.6 million in amortization of goodwill, $0.5 million in amortization of intangibles and $0.3 million in occupancy costs. Effective April 1, 2001, the Company adopted SFAS No. 142 which resulted in discontinuing the amortization of goodwill resulting in a $3.6 million decline in goodwill amortization for the year ended December 31, 2002 compared to the year ended December 31, 2001.

     Total compensation and benefits increased by $22.2 million for the year ended December 31, 2002 to $96.3 million. The increase was comprised of increases in compensation of $10.3 million, incentive pay of $5.9 million, stock-related benefit plan costs of $2.7 million, pension expense costs of $3.2 million and $1.5 million of increased health insurance costs. These increases were partially offset by a $0.4 million reduction to the value of deferred compensation liability and $1.9 million reduction in postretirement health care benefits. The additional compensation and incentive pay was primarily the result of the continued building and expansion of the Company's infrastructure. During calendar 2001 and 2002, the Company recruited several senior executives, including a Chief Credit Officer and a Chief Information Officer, to add to senior management. In addition, the Company increased the number of highly experienced senior lenders in the Company's Business Banking area to serve its pre-existing markets and to expand into neighboring geographical areas. The Company also realized increases as a result of the expansion of retail banking initiatives, such as the addition of a private banking/wealth management group in 2002 to broaden and diversify its customer base and continued its de novo branch expansion strategy through the opening of four facilities during 2002.

     Occupancy costs decreased slightly by $0.3 million to $22.8 million for the year ended December 31, 2002. However, the Company anticipates higher annual operating costs in 2003 as a result of the increased number of branch facilities resulting from the continuation of the de novo branch expansion program. The Company currently expects to open approximately twelve new branches in calendar 2003.

     The Company's advertising expenses amounted to $6.2 million and $5.8 million for the years ended December 31, 2002 and December 31, 2001, respectively. The cost reflects the Company's continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs.

     Amortization of goodwill decreased $3.6 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in the discontinuation of the amortization of goodwill.

     Amortization of intangible assets continues under the provisions of SFAS No. 142. The Company's intangible assets consist primarily of core deposit intangibles recorded as the result of premiums paid on deposits acquired from two branch purchase transactions in 1996. Amortization of intangible assets decreased $0.5 million during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was due to the completion in April 2002 of the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage -- Banking Finance Group. See
"Business -- Lending Activities -- Loan Originations, Purchases, Sales and Servicing".

     Other non-interest expense increased $10.2 million, or 30.2%, to $43.8 million for the year ended December 31, 2002, compared to $33.6 million for the year ended December 31, 2001. The increase was primarily due to a $3.8 million provision for probable losses from transactions in a commercial business deposit account in the fourth quarter of 2002. The Company is aggressively pursuing legal remedies available to recover these funds. The remaining increase in other non-interest expense was due to the corporate expansion associated with a broader banking footprint, de novo banking activities, the expanded retail sales force and the introduction of new products and services. These expenses include items such as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.

     Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and proposed revisions to the listing requirements of the Nasdaq Stock Market, are creating uncertainty for companies such as ours. The Company is committed to maintaining high standards of corporate governance and public disclosure. Compliance with the various new requirements is expected to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

     INCOME TAXES. Income tax expense increased $16.8 million to $69.6 million for the year ended December 31, 2002 compared to $52.8 million for the year ended December 31, 2001. This increase was primarily due to a $53.2 million increase in pre-tax income to $192.0 million for the year ended December 31, 2002 compared to $138.8 million for the year ended December 31, 2001. However, offsetting the effect of such increased taxable income was a decline in the Company's effective tax rate for the year ended December 31, 2002 to 36.25%, compared to 38.0% for the year ended December 31, 2001.

     Net deferred tax assets increased by $25.5 million to $69.2 million at December 31, 2002, compared to $43.6 million at December 31, 2001. The increase was primarily the result of a $29.8 million reduction in the deferred tax liability associated with the implementation of certain tax strategies which changed the timing of tax payments. During the year ended December 31, 2002, the Company recorded a $1.0 million increase to the valuation allowance associated with the deferred tax asset reflecting the fair market value of Holding Company common stock contributed to the Foundation at its inception in March 1998 based on current projections of the Company's future net income. The valuation allowance was established in the year ended March 31, 2001 due to the possibility that the deferred tax asset would not be fully utilized. However, due to current projections, the Company increased the allowance due to the increased likelihood that a smaller amount of the deferred tax asset will be utilized. The effect of the increase of the valuation allowance was to decrease paid-in-capital.

     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered "more likely than not." The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such deferred tax assets is expected to be fully realized except as described in the previous paragraph. See Note 20 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     The Company has identified the valuation of deferred tax assets as a critical accounting estimate due to the judgment involved in projecting future taxable income, determining when differences are expected to be reversed and establishing a valuation allowance. Changes in judgments and estimate may have an impact on the Company's net income.

     Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this MD&A.

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

     NET INTEREST INCOME. Net interest income increased by $22.9 million or 10.3% to $246.2 million for the year ended December 31, 2001 as compared to $223.2 million for the year ended March 31, 2001. The increase was due to an $11.9 million increase in interest income and an $11.0 million decrease in interest expense. The growth in net interest income primarily reflected the $312.8 million increase in average interest-earning assets as well as an 18 basis point increase in the net interest margin during the twelve months ended December 31, 2001 compared to the twelve months ended March 31, 2001. The increase in average interest-earning assets was primarily attributable to growth in mortgage warehouse lines of credit as well as commercial real estate and business loans.

     For the calendar year ended December 31, 2001, the Company's net interest margin increased 18 basis points to 3.69% from 3.51% for the twelve months ended March 31, 2001. For the twelve months ended December 31, 2001 as compared to the twelve months ended March 31, 2001, the rate paid on average interest-bearing liabilities decreased 41 basis points, more than offsetting the 17 basis point decline in yields earned on interest-earning assets. The improvement in the net interest margin was directly attributable to the Company's emphasis on originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on delivering core deposits. In addition, the Company introduced a disciplined pricing strategy, which was effective in addressing the interest rate yield curve existing in 2001. The ratio of interest-earning assets to interest-bearing liabilities declined primarily due to the use of earning assets to fund the purchase of BOLI during the quarter ended December 31, 2000 as well as the Holding Company's ongoing stock purchase programs (pursuant to which 2.0 million shares were repurchased in calendar
2001).

     The Company's interest rate spread increased to 3.47% for the year ended December 31, 2001 compared to 3.23% for the year ended March 31,

2001. The net interest rate spread increased by 24 basis points reflecting the shift in the asset/liability composition to lower costing liabilities as a result of the continuing evolution of a retail banking sales culture focused on increasing core deposits.

     Interest income increased by $11.9 million, or 2.5%, to $482.6 million for the year ended December 31, 2001 compared to the year ended March 31, 2001. This increase was primarily due to the $312.8 million increase in the average balance of the Company's interest-earning assets partially offset by a 17 basis point decrease in the weighted average yield, from 7.41% for the year ended March 31, 2001 to 7.24% for the year ended December 31, 2001.

     Interest income on mortgage loans increased $0.5 million due to an 8 basis point increase in the yield earned on loans from 7.48% for the year ended March 31, 2001 to 7.56% for the year ended December 31, 2001. Partially offsetting the increase was a $43.7 million decrease in the average balance of mortgage loans. The decrease in average balance was due to the anticipated run-off of the Company's comparatively lower yielding residential mortgage portfolio as the Company continued to emphasize the origination of higher yielding commercial real estate and business loans. The Company originated $668.8 million of mortgage loans for portfolio retention in the twelve months ended December 31, 2001 partially offset by loan repayments of $542.6 million. The increase in yield was primarily due to the increased investment in higher yielding commercial real estate and business loans.

     Interest income on other loans increased $17.6 million, or 33.6%, due to a $197.1 million and $165.3 million increase in the average balance of commercial business loans and mortgage warehouse lines of credit, respectively. Partially offsetting the increase was a 123 basis point and 274 basis point decrease in the yield earned on commercial business loans and mortgage warehouse lines of credit, respectively, from 9.31% and 9.02%, respectively, for the year ended March 31, 2001 to 8.08% and 6.28%, respectively, for the year ended December 31, 2001. The decrease in yields was primarily due to the interest rate yield curve existing in 2001 since these loans are variable rate and reprice frequently.

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

     Interest expense on deposits decreased $15.7 million or 9.3% to $152.6 million for the year ended December 31, 2001 compared to $168.2 million for the year ended March 31, 2001. The decrease was primarily the result of a 49 basis point decrease in the average rate paid on deposits to 3.21% for the year ended December 31, 2001 compared to 3.70% for the year ended March 31, 2001. The decrease in rates was attributable to the introduction of a disciplined pricing strategy which was effective in addressing the interest rate yield curve existing during 2001. This decrease was partially offset by a $203.3 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of core deposits increased $277.4 million while the average balance of certificates of deposit decreased $74.1 million for the twelve months ended December 31, 2001 compared to the twelve months ended March 31, 2001.

     Interest expense on borrowings increased $4.6 million or 6.0% to $82.8 million for the year ended December 31, 2001 compared to $78.2 million for the year ended March 31, 2001. The increase was primarily due to a $136.1 million increase in the average balance of borrowings for the calendar year ended December 31, 2001 compared to the fiscal year ended March 31, 2001. The increase in average borrowings partially funded the growth in commercial real estate and business loan originations. Interest expense on Trust Preferred Securities was $1.0 million for both years ended December 31, 2001 and March 31, 2001. The Trust Preferred Securities were assumed as part of the Broad acquisition.

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

     Non-performing assets as a percentage of total assets increased to 61 basis points at December 31, 2001, compared to 51 basis points at March 31, 2001. Non-performing assets increased 28.6% to $46.2 million at December 31, 2001, compared to $35.9 million at March 31, 2001. The increase of $10.3 million was primarily due to an increase of $10.2 million in non-accrual loans, primarily commercial real estate and business loans, as well as a $0.3 million increase on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. Included in the $46.0 million of non-performing loans at December 31, 2001 were $27.8 million of non-accrual loans and $18.1 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At December 31, 2001 and March 31, 2001, the allowance for loan losses as a percentage of total non-performing loans was 170.0% and 201.2%, respectively.

     NON-INTEREST INCOME. Emphasis in fee-based income continued to gain momentum throughout the various divisions within the Company in 2001. Increasing non-interest income has been an on-going strategic objective. As a result of the implementation of a variety of initiatives, the Company experienced an $18.7 million, or 48.9%, increase in non-interest income to $57.1 million for the year ended December 31, 2001, compared to $38.3 million for the year ended March 31, 2001.

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

     Income from mortgage-banking activities increased $7.4 million to $12.9 million for the twelve months ended December 31, 2001 compared to $5.5 million for the twelve months ended March 31, 2001. Mortgage-banking activities for the year ended December 31, 2001 reflected $8.3 million in gains and $4.5 million of origination fees related to the sale to Fannie Mae of multi-family residential loans in the secondary market. See "Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing". During the calendar year ended December 31, 2001, the Company originated $597.1 million and sold $572.4 million of such loans, recognizing a gain on sale of $5.3 million and a related loan servicing asset of $3.0 million. Under the terms of the sales program, the Company retains a portion of the associated credit risk. At December 31, 2001, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $67.2 million. As of December 31, 2001, the Company has not realized any losses related to these loans. No provisions relating to this exposure were made during the 2001 periods made based on the quality of the loans and their continued performance.

     Service fees increased 32.6% to $32.4 million for the calendar year ended December 31, 2001 compared to the year ended March 31, 2001. These increases were due to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits, an increase in per unit charges as well as the introduction in the June 2001 quarter of a debit card program. The increase in fee income is also due to increased fees on the sales of annuity funds as investors seek higher yielding investment opportuni-ties. Service fee income was positively effected by an increase in the level of mortgage prepayments during calendar 2001 as general market rates of interest decreased during the calendar year, resulting in increased mortgage refinancing and higher mortgage prepayment fees of $0.8 million.

     Income on BOLI increased $3.1 million or 120.8% to $5.6 million for the year ended December 31, 2001 compared to the year ended March 31, 2001. Prior to the purchase of BOLI during the quarter ended December 31, 2000, funds used to pay the $100 million premium had been invested primarily in investment securities, income from which was recognized in interest income.

     Other non-interest income increased by $0.6 million to $3.1 million for the year ended December 31, 2001, compared to $2.5 million for the prior fiscal year ended March 31, 2001. The Company also recorded a $0.6 million refund from the FDIC on the overassessment of 1992 deposit insurance premiums.

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

     Total compensation and benefits increased by $11.1 million for the twelve months ended December 31, 2001 to $74.0 million. The increase was comprised of increases in compensation of $4.9 million, stock-related benefit plan costs of $3.5 million, incentive pay of $2.7 million and post-retirement health care costs of $1.5 million. These increases were partially offset by a $1.2 million reduction to the value of deferred compensation liability and $0.4 million reduction in pension expense, resulting from the modification of the Company's pension plan in the second quarter of fiscal 2001. The additional compensation and incentive pay was primarily the result of the continued building and expansion of the Company's infrastructure. During calendar 2001, the Company recruited several high level executives, including a Chief Credit Officer and a Chief Information Officer, to add to senior management. In addition, the Company increased the number of highly experienced senior lenders to serve pre-existing markets and to expand into neighboring geographical areas. The Company also realized increases as a result of the expansion of retail banking initiatives. These latter increases relate to additional branch facilities and back office support associated with new business initiatives.

     Occupancy costs increased by $0.8 million to $23.1 million for the year ended December 31, 2001. The increase was primarily the result of the expansion of operations resulting from the opening of three de novo branches during the last two quarters of the year ended March 31, 2001 as well as the two de novo branches opened during the nine months ended December 31, 2001. The Company anticipates higher annual operating costs as a result of the increased number of branch facilities resulting from the continuation of the de novo branch expansion program.

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

     Net deferred tax assets decreased by $25.4 million to $43.6 million at December 31, 2001, compared to $69.0 million at March 31, 2001. The decrease was primarily the result of a $29.8 million deferred tax liability associated with the implementation of certain tax strategies which change the timing of tax payments. During the year ended December 31, 2001, the Company recorded a $7.9 million reduction to the valuation allowance associated with the deferred tax asset reflecting the fair market value of Holding Company common stock contributed to the Foundation at its inception in March 1998 based on current projections of the Company's future net income. The valuation allowance was established in the year ended March 31, 2001 due to the possibility that the deferred tax asset would not be fully utilized. The Company reduced the allowance due to the increased likelihood that a greater amount of the deferred tax asset will be utilized. The effect of the reduction of the valuation allowance was to increase paid-in-capital.

     The Company has identified the valuation of deferred tax assets as a critical accounting estimate. For further discussion see "-- Comparison of Results of Operations for the Twelve Months Ended December 31, 2002 and the Twelve Months Ended December 31, 2001-Income Taxes" set forth in Item 7 hereof.

REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution which results in the imposition of certain regulatory restrictions. See "Business-Regulation-Capital Requirements" and Note 21 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for a discussion of the Bank's regulatory capital requirements and compliance therewith at December 31, 2002 and December 31, 2001.

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York only to a limited degree as a source of funds. However, due to the Company's increased focus on expanding its commercial real estate and business loan portfolios, the Company has increased its FHLB borrowings to $1.93 billion at Decem-ber 31, 2002, from $1.68 billion at December 31, 2001. At December 31, 2002, the Company had the ability to borrow from the FHLB an additional $1.0 billion on a secured basis, utilizing mortgage related loans and securities as collateral. The amount of such borrowings have ranged from $56.0 million at March 31, 1996 to $1.93 billion at December 31, 2002. See Note 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At December 31, 2002, there were outstanding commitments and unused lines of credit by the Company to originate or acquire mortgage loans aggregating $446.8 million, consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve-months ended December 31, 2003. At December 31, 2002, outstanding commitments for other loans totaled $81.9 million, primarily comprised of home equity loans and lines of credit. In addition, at December 31, 2002, unused commercial business lines of credit and mortgage warehouse lines of credit outstanding were $295.4 million and $219.1 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 2002 totaled $1.10 billion or 69.5% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

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

     The Bank's ability to pay dividends to the Holding Company is also subject to certain restrictions. Under the New York Banking Law, dividends may be declared and paid only out of the net profits of the Bank. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, less any required transfers. In addition, the OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. The Bank elected to be deemed a savings association for certain purposes. As a result, it has to comply with the OTS capital distribution regulations. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year-to-date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institu-tions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. In addition, no dividends may be declared, credited or paid if the effect thereof would cause the Bank's capital to be reduced below the amount required by the Superintendent or the FDIC.

     During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. In December 2000, the Bank requested and received approval of the distribution to the Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as of December 31, 2001, with the remainder distributed in 2002. The distributions were primarily used by the Company to fund the Company's open market stock repurchase programs, dividend payments and consideration paid in October 2002 to increase the Company's minority investment in Meridian.

     The Company has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect its liquidity or capital resources. The Company has not, and does not intend to trade in commodity contracts.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

  MODIFICATIONS TO REPORTING OF EXTINGUISHMENTS OF DEBT AND ACCOUNTING FOR CERTAIN CAPITAL LEASE MODIFICATIONS AND TECHNICAL CORRECTIONS

     In April 2002, Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB Statement No. 4 "Reporting Gains and Losses from Extinguishment of Debt, an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board, or APB, Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. Additionally, SFAS No. 145 amends FASB Statement No. 13 "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 provisions which were effective May 15, 2002 did not have a material impact on the Company's financial condition or results of operations. The implementation of the Statement's remaining provisions is not expected to have a material impact on the Company's financial condition or results of operations.

  OBLIGATIONS ASSOCIATED WITH DISPOSAL ACTIVITIES

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application permitted. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial condition or results of operations.

  ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions -- an Amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9" ("SFAS No. 147"). SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." The Statement also amends FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include within its scope long-term customer-relationship intangible assets of financial institutions, such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS No. 147 related to the purchase method of accounting are effective for acquisitions occurring on or after October 1, 2002. The provisions of the Statement related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have a material effect on the Company's financial condition or results of operations.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual as well as interim financial statements. The provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. In January 2003, the Company announced that beginning in 2003 it will recognize stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the prospective fair value-based method of accounting described in SFAS No. 123, as amended. The implementation of SFAS No. 148 is not expected to have a material effect on the Company's financial condition or results of operations.

  GUARANTOR'S ACCOUNTING

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 18. The Company does not expect the requirements of FIN 45 to have a material effect on the Company's financial condition or results of operations.

  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective beginning with the September 30, 2003 quarterly financial statements for all variable interests in a variable interest entity created before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the Company's financial condition or results of operations.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GENERAL. Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments. As a financial institution, the Company's primary component of market risk is interest rate risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings to changes in the level of market rates of interest. Market risk arises in the ordinary course of the Company's business, as the repricing characteristics of its assets do not match those of its liabilities. Based upon the Company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company's various loan portfolios, concentrated primarily within the greater New York City metropolitan area (which includes parts of northern New Jersey and southern Connecticut), are subject to risks associated with the local economy. The Company does not own any trading assets.

     Net interest margin represents net interest income as a percentage of average interest-earning assets. Net interest margin is directly affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities and the credit quality of the loan portfolio. Management's asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.

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

     The Company's strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (primarily five years) balloon loans, (ii) originating relatively short-term or variable-rate consumer and commercial business loans as well as mortgage warehouse lines of credit,
(iii) investing in securities, primarily mortgage-related instruments with maturities or estimated average lives of less than five years, (iv) promoting stable savings, demand and other transaction accounts, (v)utilizing variable-rate borrowings which have imbedded derivatives to cap the cost of borrowings, (vi) using interest rate swaps to modify the repricing characteristics of certain variable rate borrowings, (vii) maintaining a strong capital position and (viii) maintaining a relatively high level of liquidity and/or borrowing capacity.

     As part of the overall interest rate risk management strategy, management has entered into deriva-tive instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain borrowings so that changes in interest rates do not have a significant adverse effect on net interest income, the net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps.

     At December 31, 2002, the Company had forward starting interest rate swap agreements outstanding with aggregate notional values of $200.0 million. These agreements qualify as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company intends to draw down during 2003 to replace existing FHLB borrowings that will mature in 2003. The swaps require the Company at a future date to make periodic fixed-rate payments to the swap counterparties, while receiving periodic variable-rate payments indexed to the three month LIBOR rate from the swap counterparties based on a common notional amount and maturity date. As a result, the net impact of the swap will be to convert the variable interest payments on the $200.0 million FHLB borrowings to fixed interest payments the Company will make to the swap counterparty. These swaps have original maturities ranging up to 5 years.

     The credit risk associated with these derivative instruments is the risk of non-performance by the counterparty to the agreements. However, management does not anticipate non-performance by the counterparties and monitors/controls the risk through its asset/liability management procedures. See Note 17 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     Management uses a variety of analyses to monitor the sensitivity of net interest income, primarily a dynamic simulation model complemented by a traditional gap analysis and, to a lesser degree, a net portfolio value analysis.

     NET INTEREST INCOME SIMULATION MODEL. The simulation model measures the sensitivity of net interest income to changes in market interest rates. The simulation involves a degree of estimation based on certain assumptions that management believes to be reasonable. Factors considered include contractual maturities, prepayments, repricing characteristics, deposit retention and the relative sensitivity of assets and liabilities to changes in market interest rates.

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

     Based on the information and assumptions in effect at December 31, 2002, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $7.1 million or 2.43%, while a 100 basis point gradual decrease in interest rates would decrease net interest income by $4.5 million or 1.55%.

     GAP ANALYSIS. Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2002, the Company's one-year cumulative gap position was a positive 3.68%. A positive gap will generally result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment.

A negative gap will generally have the opposite results on the net interest margin.

     The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.

     The gap analysis is an incomplete representation of interest rate risk. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2002 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

     In addition, the gap analysis does not account for the effect of general interest rate movements on the Company's net interest income because the actual repricing dates of various assets and liabilities will differ from the Company's estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when they may be exercised.

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

     The following table reflects the repricing of the balance sheet, or "gap" position at December 31, 2002.

(IN THOUSANDS)               0 - 90 DAYS   91 - 180 DAYS   181 - 365 DAYS   1 - 5 YEARS   OVER 5 YEARS     TOTAL      FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans(1)........  $  601,747      $259,228        $  515,208     $2,701,665     $  334,571    $4,412,419   $4,226,912
  Commercial business and
    other loans............     968,622        46,965            86,345        386,168         31,233     1,519,333    1,522,302
  Securities available-for-
    sale(2)................     302,646       207,537           265,551        361,928        114,097     1,251,758    1,263,650
  Other interest-earning
    assets(3)..............      53,586            --                --             --        101,578       155,164      155,164
                             ----------      --------        ----------     ----------     ----------    ----------   ----------
Total interest-earning
  assets...................   1,926,600       513,730           867,104      3,449,761        581,478     7,338,673    7,270,165
Interest-bearing
  liabilities:
  Savings, NOW and money
    market deposits........     262,891       262,891           525,782        575,284      1,164,749     2,791,599    2,791,599
  Certificates of
    deposit................     493,160       384,389           242,857        468,847             --     1,589,252    1,615,691
  Borrowings...............     175,000       175,000           490,250        101,300        990,000     1,931,550    2,101,984
                             ----------      --------        ----------     ----------     ----------    ----------   ----------
Total interest-bearing
  liabilities..............     931,052       822,280         1,258,889      1,145,431      2,154,749     6,312,401    6,509,274
Interest sensitivity gap...     995,549      (308,550)         (391,786)     2,304,330     (1,573,271)
                             ----------      --------        ----------     ----------     ----------
Cumulative interest
  sensitivity gap..........  $  995,549      $686,999        $  295,213     $2,599,543     $1,026,272
                             ==========      ========        ==========     ==========     ==========
Cumulative interest
  sensitivity gap as a
  percentage of total
  assets...................       12.41%         8.56%             3.68%         32.40%         12.79%
                             ==========      ========        ==========     ==========     ==========

---------------

(1) Based upon contractual maturity, repricing date, if applicable, and management's estimate of principal prepayments. Includes loans available-for-sale.

(2) Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3) Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

     NPV ANALYSIS. To a lesser degree, the Company also utilizes net portfolio value ("NPV") analysis to monitor interest rate risk over a range of interest rate scenarios.

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

     The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of December 31, 2002.

                                                                                        NPV AS % OF PORTFOLIO
                                                     NET PORTFOLIO VALUE                   VALUE OF ASSETS
                                            --------------------------------------   ---------------------------
CHANGE (IN BASIS POINTS) IN INTEREST RATES    AMOUNT      $ CHANGE    NPV % CHANGE   RATIO   CHANGE IN NPV RATIO
------------------------------------------  -----------   ---------   ------------   -----   -------------------
                                            (Dollars In Thousands)
+200................................        $1,034,934    $(19,425)      (1.84)%     13.15%         0.35%
+100................................         1,061,168       6,809        0.65       13.16          0.36
  0.................................         1,054,359          --          --       12.80            --
-100................................         1,098,923      44,564        4.23       13.06          0.26

     As of December 31, 2002, the Company's NPV was $1.05 billion, or 12.80% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $1.03 billion, or 13.15% of the market value of assets reflecting an increase of 0.35% in the NPV ratio.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
INDEPENDENCE COMMUNITY BANK CORP.

     We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 2 and 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 during the nine months ended December 31, 2001.

                                          /s/ ERNST & YOUNG, LLP
                                          --------------------------------------
                                          Ernst & Young, LLP

New York, New York
February 5, 2003

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                 2002           2001
-----------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks -- interest-bearing.................   $   49,587     $  101,181
Cash and due from banks -- non-interest-bearing.............      149,470        106,452
                                                               ----------     ----------
      Total cash and cash equivalents.......................      199,057        207,633
                                                               ----------     ----------
Securities available-for-sale:
  Investment securities ($13,593 and $2,320 pledged to
    creditors, respectively)................................      224,908        125,803
  Mortgage-related securities ($599,041 and $695,973 pledged
    to creditors, respectively).............................    1,038,742        902,191
                                                               ----------     ----------
      Total securities available-for-sale...................    1,263,650      1,027,994
                                                               ----------     ----------
Loans available-for-sale....................................      114,379          3,696
                                                               ----------     ----------
Mortgage loans on real estate...............................    4,298,040      4,588,834
Other loans.................................................    1,519,333      1,285,601
                                                               ----------     ----------
    Total loans.............................................    5,817,373      5,874,435
    Less: allowance for loan losses.........................      (80,547)       (78,239)
                                                               ----------     ----------
    Total loans, net........................................    5,736,826      5,796,196
                                                               ----------     ----------
Premises, furniture and equipment, net......................       85,395         81,289
Accrued interest receivable.................................       36,530         37,436
Goodwill....................................................      185,161        185,161
Intangible assets, net......................................        2,046          8,981
Bank owned life insurance ("BOLI")..........................      168,357        112,804
Other assets................................................      232,242        163,608
                                                               ----------     ----------
      Total assets..........................................   $8,023,643     $7,624,798
                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Savings deposits..........................................   $1,574,531     $1,451,988
  Money market deposits.....................................      192,647        180,866
  Active management accounts ("AMA") deposits...............      495,849        452,284
  Interest-bearing demand deposits..........................      493,997        406,540
  Non-interest-bearing demand deposits......................      593,784        449,460
  Certificates of deposit...................................    1,589,252      1,853,637
                                                               ----------     ----------
      Total deposits........................................    4,940,060      4,794,775
                                                               ----------     ----------
Borrowings..................................................    1,931,550      1,682,788
Company-obligated mandatorily redeemable cumulative trust
  preferred securities of a subsidiary trust holding solely
  junior debentures of the Company..........................           --         11,067
Escrow and other deposits...................................       34,574         38,361
Accrued expenses and other liabilities......................      197,191        217,274
                                                               ----------     ----------
      Total liabilities.....................................    7,103,375      6,744,265
                                                               ----------     ----------
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 56,248,898 and
    58,372,560 shares outstanding at December 31, 2002 and
    December 31, 2001, respectively.........................          760            760
  Additional paid-in-capital................................      742,006        734,773
  Treasury stock at cost: 19,794,852 and 17,671,190 shares
    at December 31, 2002 and December 31, 2001,
    respectively............................................     (318,182)      (247,184)
  Unallocated common stock held by ESOP.....................      (74,154)       (79,098)
  Un-vested awards under Recognition Plan...................      (11,782)       (17,641)
  Retained earnings, substantially restricted...............      575,927        480,074
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-for-sale,
     net of tax.............................................        7,564          8,849
    Net unrealized losses on cash flow hedges, net of tax...       (1,871)            --
                                                               ----------     ----------
      Total stockholders' equity............................      920,268        880,533
                                                               ----------     ----------
      Total liabilities and stockholders' equity............   $8,023,643     $7,624,798
                                                               ==========     ==========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the Nine     For the        For the
                                                              FOR THE YEAR      Months         Twelve          Year
                                                                 ENDED          Ended       Months Ended      Ended
                                                              ------------   ------------   ------------   ------------
                                                              DECEMBER 31,   December 31,   December 31,    March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          2002           2001           2001           2001
-----------------------------------------------------------------------------------------------------------------------
                                                               (AUDITED)      (audited)     (unaudited)     (audited)
INTEREST INCOME:
  Mortgage loans on real estate.............................    $334,154       $255,735       $344,085       $343,595
  Other loans...............................................      79,800         55,196         69,876         52,294
  Investment securities.....................................       8,157          7,794         10,750         12,399
  Mortgage-related securities...............................      57,151         36,306         48,075         48,993
  Other.....................................................       6,241          7,175          9,835         13,421
                                                                --------       --------       --------       --------
    Total interest income...................................     485,503        362,206        482,621        470,702
                                                                --------       --------       --------       --------
INTEREST EXPENSE:
  Deposits..................................................      81,637        109,425        152,551        168,228
  Borrowings................................................      93,418         62,415         82,843         78,182
  Trust preferred securities................................         524            786          1,048          1,047
                                                                --------       --------       --------       --------
    Total interest expense..................................     175,579        172,626        236,442        247,457
                                                                --------       --------       --------       --------
    Net interest income.....................................     309,924        189,580        246,179        223,245
                                                                --------       --------       --------       --------
Provision for loan losses...................................       8,000          7,875          8,475          1,392
                                                                --------       --------       --------       --------
    Net interest income after provision for loan losses.....     301,924        181,705        237,704        221,853
                                                                --------       --------       --------       --------
NON-INTEREST INCOME:
  Net gain on sales of loans and securities.................         557          2,850          3,145          3,398
  Mortgage-banking activities...............................      13,759          8,863         12,934          5,541
  Service fees..............................................      50,476         25,995         32,355         24,399
  BOLI......................................................       6,294          4,531          5,567          2,521
  Other.....................................................       4,032          2,234          3,068          2,479
                                                                --------       --------       --------       --------
    Total non-interest income...............................      75,118         44,473         57,069         38,338
                                                                --------       --------       --------       --------
NON-INTEREST EXPENSE:
  Compensation and employee benefits........................      96,298         57,759         74,047         62,934
  Occupancy costs...........................................      22,839         17,095         23,113         22,332
  Data processing fees......................................       8,951          6,700          8,273          8,419
  Advertising...............................................       6,194          4,211          5,777          6,063
  Amortization of goodwill..................................          --             --          3,594         14,344
  Amortization of intangible assets.........................       6,971          5,761          7,481          6,880
  Other.....................................................      43,802         24,115         33,644         31,854
                                                                --------       --------       --------       --------
    Total non-interest expense..............................     185,055        115,641        155,929        152,826
                                                                --------       --------       --------       --------
Income before provision for income taxes....................     191,987        110,537        138,844        107,365
Provision for income taxes..................................      69,585         40,899         52,779         45,329
                                                                --------       --------       --------       --------
Net income..................................................    $122,402       $ 69,638       $ 86,065       $ 62,036
                                                                ========       ========       ========       ========
Basic earnings per share....................................    $   2.37       $   1.33       $   1.64       $   1.11
                                                                ========       ========       ========       ========
Diluted earnings per share..................................    $   2.24       $   1.27       $   1.58       $   1.10
                                                                ========       ========       ========       ========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   YEAR ENDED DECEMBER 31, 2002, NINE MONTHS ENDED DECEMBER 31, 2001 AND YEAR ENDED MARCH 31, 2001
                                   ---------------------------------------------

                                                                     UNALLOCATED
                                            ADDITIONAL                 COMMON
                                   COMMON    PAID-IN-    TREASURY    STOCK HELD
(IN THOUSANDS, EXCEPT SHARE DATA)  STOCK     CAPITAL       STOCK       BY ESOP
--------------------------------------------------------------------------------
BALANCE -- MARCH 31, 2000...        $760     $718,953    $(116,693)   $(87,749)
Comprehensive income:
  Net income for the year ended
    March 31, 2001.....               --           --           --          --
  Other comprehensive income, net
    of tax benefit of $0.7
    million
    Change in net unrealized
      losses on securities
      available-for-sale, net of
      tax..............               --           --           --          --
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax...........               --           --           --          --
                                    ----     --------    ---------    --------
Comprehensive income...               --           --           --          --
Valuation adjustment for deferred
  income tax benefit relating to
  Foundation...........               --        4,680           --          --
Repurchase of common stock
  (8,170,225 shares)...               --           --     (113,913)         --
Treasury stock issued for options
  exercised (44,631 shares)...        --         (397)         594          --
Dividends declared.....               --           --           --          --
ESOP shares committed to be
  released.............               --         (928)          --       4,944
Issuance of grants under
  Recognition Plan (225,363
  shares)..............               --          930           --          --
Amortization of earned portion of
  Recognition Plan.....               --          180           --          --
                                    ----     --------    ---------    --------
BALANCE -- MARCH 31, 2001...         760      723,418     (230,012)    (82,805)
                                    ----     --------    ---------    --------
Comprehensive income:
  Net income for the nine months
    ended December 31, 2001...        --           --           --          --
  Other comprehensive income, net
    of tax of $5.1 million
    Change in net unrealized
      losses on securities
      available-for-sale, net of
      tax..............               --           --           --          --
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax...........               --           --           --          --
                                    ----     --------    ---------    --------
Comprehensive income...               --           --           --          --
Repurchase of common stock
  (845,000 shares).....               --           --      (18,352)         --
Valuation adjustment for deferred
  income tax benefit...               --        7,883           --          --
Treasury stock issued for options
  exercised and director fees
  (33,187 shares)......               --          210        1,180          --
Dividends declared.....               --           --           --          --
Accelerated vesting of options...     --          603           --          --
ESOP shares committed to be
  released.............               --          719           --       3,707
Amortization of earned portion of
  Recognition Plan.....               --        1,940           --          --
                                    ----     --------    ---------    --------
BALANCE -- DECEMBER 31, 2001...      760      734,773     (247,184)    (79,098)
                                    ----     --------    ---------    --------
Comprehensive income:
  Net income for the year ended
    December 31, 2002...              --           --           --          --
  Other comprehensive income, net
    of tax of $5.4 million
    Change in net unrealized
      losses on cash flow hedges,
      net of tax of $1.1
      million..........               --           --           --          --
    Change in net unrealized
      gains on securities
      available-for-sale, net of
      tax of $0.4 million...          --           --           --          --
    Less: reclassification
      adjustment of net gains
      realized in net income, net
      of tax of $0.1 million...       --           --           --          --
                                    ----     --------    ---------    --------
Comprehensive income...               --           --           --          --
Repurchase of common stock
  (3,538,650 shares)...               --           --      (92,147)         --
Valuation adjustment for deferred
  income tax benefit...               --       (1,038)          --          --
Treasury stock issued for options
  exercised, director fees and
  Meridian (1,414,988 shares)...      --        1,488       21,149          --
Dividends declared.....               --           --           --          --
Accelerated vesting of options...     --          115           --          --
ESOP shares committed to be
  released.............               --        2,840           --       4,944
Amortization of earned portion of
  Recognition Plan.....               --        3,828           --          --
                                    ----     --------    ---------    --------
BALANCE -- DECEMBER 31, 2002...     $760     $742,006    $(318,182)   $(74,154)
                                    ====     ========    =========    ========

                                 YEAR ENDED DECEMBER 31, 2002, NINE MONTHS ENDED DECEMBER 31, 2001 AND YEAR ENDED MARCH 31, 2001
                                   ----------------------------------------------------
                                     UNEARNED
                                      COMMON                   ACCUMULATED
                                   STOCK HELD BY                  OTHER
                                    RECOGNITION    RETAINED   COMPREHENSIVE
(IN THOUSANDS, EXCEPT SHARE DATA)      PLAN        EARNINGS   INCOME/(LOSS)     TOTAL
---------------------------------  ----------------------------------------------------
BALANCE -- MARCH 31, 2000...         $(27,907)     $380,358     $(32,915)     $ 834,807
Comprehensive income:
  Net income for the year ended
    March 31, 2001.....                    --        62,036           --         62,036
  Other comprehensive income, net
    of tax benefit of $0.7
    million
    Change in net unrealized
      losses on securities
      available-for-sale, net of
      tax..............                    --            --       32,372         32,372
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax...........                    --            --           66             66
                                     --------      --------     --------      ---------
Comprehensive income...                    --        62,036       32,438         94,474
Valuation adjustment for deferred
  income tax benefit relating to
  Foundation...........                    --            --           --          4,680
Repurchase of common stock
  (8,170,225 shares)...                    --            --           --       (113,913)
Treasury stock issued for options
  exercised (44,631 shares)...             --            --           --            197
Dividends declared.....                    --       (17,378)          --        (17,378)
ESOP shares committed to be
  released.............                    --            --           --          4,016
Issuance of grants under
  Recognition Plan (225,363
  shares)..............                  (930)           --           --             --
Amortization of earned portion of
  Recognition Plan.....                 6,093            --           --          6,273
                                     --------      --------     --------      ---------
BALANCE -- MARCH 31, 2001...          (22,744)      425,016         (477)       813,156
                                     --------      --------     --------      ---------
Comprehensive income:
  Net income for the nine months
    ended December 31, 2001...             --        69,638           --         69,638
  Other comprehensive income, net
    of tax of $5.1 million
    Change in net unrealized
      losses on securities
      available-for-sale, net of
      tax..............                    --            --       10,542         10,542
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax...........                    --            --       (1,216)        (1,216)
                                     --------      --------     --------      ---------
Comprehensive income...                    --        69,638        9,326         78,964
Repurchase of common stock
  (845,000 shares).....                    --            --           --        (18,352)
Valuation adjustment for deferred
  income tax benefit...                    --            --           --          7,883
Treasury stock issued for options
  exercised and director fees
  (33,187 shares)......                    --            --           --          1,390
Dividends declared.....                    --       (14,580)          --        (14,580)
Accelerated vesting of options...          --            --           --            603
ESOP shares committed to be
  released.............                    --            --           --          4,426
Amortization of earned portion of
  Recognition Plan.....                 5,103            --           --          7,043
                                     --------      --------     --------      ---------
BALANCE -- DECEMBER 31, 2001...       (17,641)      480,074        8,849        880,533
                                     --------      --------     --------      ---------
Comprehensive income:
  Net income for the year ended
    December 31, 2002...                   --       122,402           --        122,402
  Other comprehensive income, net
    of tax of $5.4 million
    Change in net unrealized
      losses on cash flow hedges,
      net of tax of $1.1
      million..........                    --            --       (1,871)        (1,871)
    Change in net unrealized
      gains on securities
      available-for-sale, net of
      tax of $0.4 million...               --            --       (1,212)        (1,212)
    Less: reclassification
      adjustment of net gains
      realized in net income, net
      of tax of $0.1 million...            --            --          (73)           (73)
                                     --------      --------     --------      ---------
Comprehensive income...                    --       122,402       (3,156)       119,246
Repurchase of common stock
  (3,538,650 shares)...                    --            --           --        (92,147)
Valuation adjustment for deferred
  income tax benefit...                    --            --           --         (1,038)
Treasury stock issued for options
  exercised, director fees and
  Meridian (1,414,988 shares)...           --            --           --         22,637
Dividends declared.....                    --       (26,549)          --        (26,549)
Accelerated vesting of options...          --            --           --            115
ESOP shares committed to be
  released.............                    --            --           --          7,784
Amortization of earned portion of
  Recognition Plan.....                 5,859            --           --          9,687
                                     --------      --------     --------      ---------
BALANCE -- DECEMBER 31, 2002...      $(11,782)     $575,927     $  5,693      $ 920,268
                                     ========      ========     ========      =========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months    Twelve Months
                                                               YEAR ENDED       Ended           Ended       Year Ended
                                                              DECEMBER 31,   December 31,   December 31,     March 31,
                                                              ------------   ------------   -------------   -----------
(IN THOUSANDS)                                                    2002           2001           2001           2001
-----------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   122,402    $    69,638     $    86,065    $    62,036
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses...................................        8,000          7,875           8,475          1,392
Net gain on sale of loans and securities....................         (557)        (2,850)         (3,145)        (3,398)
Originations of loans available-for-sale....................   (1,306,929)      (445,991)       (601,226)      (253,031)
Proceeds on sales of loans available-for-sale...............    1,211,761        423,923         837,254        250,485
Amortization of deferred income and premiums................       (1,444)        (4,252)         (6,498)        (6,081)
Amortization of goodwill....................................           --             --           3,594         14,344
Amortization of intangibles.................................        6,971          5,761           7,481          6,880
Amortization of unearned compensation of ESOP and
  Recognition Plan..........................................       17,011         11,280          14,306         10,106
Depreciation and amortization...............................       11,458          9,029          12,124         12,040
Deferred income tax (benefit) provision.....................      (24,443)        27,753          26,790         (1,040)
Decrease (increase) in accrued interest receivable..........          906           (317)            156         (3,610)
(Increase) decrease in accounts receivable-securities
  transactions..............................................       (1,943)         2,027             (78)        (1,753)
Decrease in other accounts receivable.......................        7,394            862          18,960         35,742
(Decrease) increase in accrued expenses and other
  liabilities...............................................      (27,472)        78,132          88,207         29,586
Other, net..................................................      (19,266)         2,683           2,478           (984)
                                                              -----------    -----------     -----------    -----------
Net cash provided by operating activities...................        3,849        185,553         494,943        152,714
                                                              -----------    -----------     -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES:
Loan originations and purchases.............................   (1,402,892)    (1,113,081)     (1,379,169)    (1,044,227)
Principal payments on loans.................................    1,429,732        674,143         874,410        595,361
Proceeds from sale of loans from portfolio..................      257,559             --              --        298,172
Advances on mortgage warehouse lines of credit..............   (7,016,355)    (3,883,054)     (4,498,286)    (1,821,622)
Repayments on mortgage warehouse lines of credit............    6,770,463      3,726,532       4,265,834      1,663,090
Proceeds from sale of securities available-for-sale.........      105,493        362,266         386,707         73,780
Proceeds from maturities of securities available-for-sale...       37,717          3,025           5,050          9,832
Principal collected on securities available-for-sale........      940,633        269,720         302,327        118,975
Purchases of securities available-for-sale..................   (1,325,231)      (723,299)       (790,838)       (80,639)
Purchase of Bank Owned Life Insurance.......................      (50,000)            --              --       (100,000)
Purchase of Federal Home Loan Bank stock....................      (16,143)        (3,112)         (3,112)            --
Proceeds from sale of other real estate.....................          166            200             201            535
Net additions to premises, furniture and equipment..........      (15,564)        (5,590)         (6,900)        (8,065)
                                                              -----------    -----------     -----------    -----------
Net cash used in investing activities.......................     (284,422)      (692,250)       (843,776)      (294,808)
                                                              -----------    -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................      409,670        551,357         643,459         78,924
Net (decrease) increase in time deposits....................     (264,385)      (422,639)       (329,362)       175,101
Net increase in borrowings..................................      248,762        373,495         101,213        146,555
Net decrease in escrow and other deposits...................       (3,787)       (33,791)        (20,396)        (1,364)
Decrease in cumulative trust preferred securities...........      (11,067)            --              --           (433)
Proceeds on exercise of stock options.......................       11,500          1,078           1,078            197
Repurchase of common stock..................................      (92,147)       (18,352)        (36,976)      (113,913)
Dividends paid..............................................      (26,549)       (14,580)        (18,950)       (17,378)
                                                              -----------    -----------     -----------    -----------
Net cash provided by financing activities...................      271,997        436,568         340,066        267,689
                                                              -----------    -----------     -----------    -----------
Net (decrease) increase in cash and cash equivalents........       (8,576)       (70,129)         (8,767)       125,595
Cash and cash equivalents at beginning of period............      207,633        277,762         216,400        152,167
                                                              -----------    -----------     -----------    -----------
Cash and cash equivalents at end of period..................  $   199,057    $   207,633     $   207,633    $   277,762
                                                              ===========    ===========     ===========    ===========
Income taxes paid...........................................  $    99,181    $    25,738     $    26,255    $    34,675
                                                              ===========    ===========     ===========    ===========
Interest paid...............................................  $   175,057    $   168,832     $   236,356    $   246,227
                                                              ===========    ===========     ===========    ===========
Income tax benefit realized from exercise of stock
  options...................................................  $     4,652    $       277     $       283    $        85
                                                              ===========    ===========     ===========    ===========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, DECEMBER 31, 2001 AND MARCH 31, 2001

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

     The Bank provides financial services primarily to individuals and small to medium-sized businesses within the New York City metropolitan area. The Bank is subject to regulation by the FDIC and the Department.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of the Company and its subsidiaries. These policies conform to generally accepted accounting principles.

INDEPENDENCE COMMUNITY BANK CORP.

  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years' financial statements to conform to current year's presentation. The Company uses the equity method of accounting for investments in less than majority-owned entities.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

  SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale are carried at fair value. Unrealized gains or losses on securities available-for-sale are included in other comprehensive income ("OCI") within stockholders' equity, net of tax. Gains or losses on the sale of such securities are recognized using the specific identification method and are recorded in gain on sales of loans and securities on the Statement of Operations.

  LOANS AND LOANS AVAILABLE-FOR-SALE

     Loans are stated at unpaid principal balances, net of deferred loan fees. Loans available-for-sale are stated at the aggregate of lower of cost or fair value.

     Interest income on loans is recognized on an accrual basis. Loan origination and commitment fees and certain direct costs incurred in connection with loan originations are deferred and amortized to interest income, using a method which approximates the interest method, over the life of the related loans as an adjustment to yield.

     The Company generally places loans on non-accrual status when principal or interest payments become 90 days past due, except those loans reported as 90 days past maturity within the overall total of non-performing loans. However, student, FHA or VA loans continue to accrue interest because their interest payments are guaranteed by various government programs and agencies. Loans may be placed on non-accrual status earlier if management believes that collection of interest or principal is doubtful or when such loans have such well defined weaknesses that collection in full of principal or interest may not be probable. When a loan is placed on non-accrual status, accrual of interest income is discontinued and uncollected interest is reversed against current interest income. Interest income on non-accrual loans is recorded only when received in cash. A loan is returned to accrual status when the principal and interest are no longer past due and the borrower's ability to make periodic principal and interest payments is reasonably assured.

     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The Company's evaluation of impaired loans includes a review of non-accrual commercial business, commercial real estate and multi-family residential loans as well as a review of other performing loans that may meet the definition of loan impairment. The Company identifies and measures impaired loans in conjunction with its assessment of the allowance for loan losses. An allowance for impaired loans is a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value.

INDEPENDENCE COMMUNITY BANK CORP.

Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. All loans subject to evaluation and considered impaired are included in non-performing assets. Interest income on impaired loans is recognized on a cash basis.

     Commercial real estate loans and commercial business loans are generally charged-off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable. Loans secured by residential real estate are generally charged-off to the extent principal and interest due exceed the current appraised value of the collateral.

     Consumer loans are subject to charge-off at a specified delinquency date. Closed end consumer loans, which include installment and automobile loans, are generally charged-off in full when the loan becomes 120 days past due. Open-end, unsecured consumer loans are generally charged-off in full when the loan becomes 180 days past due. Home equity loans and lines of credit are written down to the appraised value of the underlying property when the loan becomes 120 days and 180 days past due, respectively.

  ALLOWANCE FOR LOAN LOSSES

     The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. The formalized process for assessing the level of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of criticized or classified loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria of criticized or classified are categorized as pass loans. Each risk level, including pass loans, have an associated reserve factor that increases as the risk level category increases. The reserve factor for pass loans differs based upon the loan and collateral type. The reserve factor is applied to the aggregate balance of loans designated to each risk level to compute the reserve requirement. This method of analysis is performed on the entire loan portfolio. Other considerations used to support the balance of the allowance for loan losses and its components include regulatory examinations and national and local economic data associated with the real estate market in the Company's market area. The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate.

  LOAN SERVICING ASSETS AND RETAINED RECOURSE

     The cost of mortgage loans sold, with servicing rights and recourse retained, is allocated between the loans, the servicing rights and the retained recourse based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. A valuation allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

     Under the terms of the sales agreements with Fannie Mae, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. The Company has established a liability of $4.5 million which represents the amount that the Company would have to pay a third

INDEPENDENCE COMMUNITY BANK CORP.

party to assume the liability of the retained recourse. The valuation calculates the present value of the estimated losses that the portfolio is projected to incur based upon a standard Department of Housing and Urban Development default curve.

  PREMISES, FURNITURE AND EQUIPMENT

     Land is carried at cost. Buildings and improvements, leasehold improvements, furniture, automobiles and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Buildings.............................................  10 to 30 years
Furniture and equipment...............................  3 to 10 years
Automobiles...........................................  3 years

     Leasehold improvements are amortized on a straight-line basis over the lives of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

  GOODWILL AND INTANGIBLE ASSETS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill is instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will generally be recognized as non-interest expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles (such as core deposit premiums) with identifiable lives continue to be amortized. Core deposit intangibles are amortized on a straight-line basis over seven years.

     The Company's goodwill was $185.2 million at December 31, 2002 and December 31, 2001. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2002. The Company tests the value of its goodwill at least annually. The Company has identified the goodwill impairment test as a critical accounting estimate.

  BANK OWNED LIFE INSURANCE

     The Bank has purchased Bank Owned Life Insurance ("BOLI") policies to fund certain future employee benefit costs. The BOLI is recorded at its cash surrender value and changes in the cash surrender value of the insurance are recorded in other non-interest income.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into derivative transactions to protect against the risk of adverse interest rate movements on the value of certain borrowings and on future cash flows.

     All derivative financial instruments are recorded at fair value in the consolidated Statement of Financial Condition. Derivative transactions qualifying as hedges are subject to special accounting treatment, depending on the relationship between the derivative instrument and the hedged item. Hedges of the changes in the fair value of a recognized asset, liability, or firm commitment are classified as fair value hedges. Hedges of the exposure to variable cash flows of forecasted transactions are classified as cash flow hedges. All of the Company's derivatives have been designated as cash flow hedges of anticipated interest payments on variable-rate borrowings.

INDEPENDENCE COMMUNITY BANK CORP.

     Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated Statement of Financial Condition as either a freestanding asset or liability, with a corresponding offset recorded in OCI within stockholders' equity, net of tax. Amounts are reclassified from OCI to the Statement of Operations in the period or periods the hedged forecasted transaction affects earnings. No adjustment is made to the carrying amount of the hedged item.

     Under the cash flow hedge method, derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the Statement of Operations. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the cash flows of the derivative instruments have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively.

     In the event of early termination of a derivative financial instrument contract, any resulting gain or loss is deferred as an adjustment of the carrying value of the designated assets or liabilities, with a corresponding offset to OCI, and such amounts are recognized in earnings over the remaining life of the designated assets or liabilities or the derivative financial instrument contract, whichever period is shorter.

  INCOME TAXES

     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. A valuation allowance is provided for deferred tax assets where realization is not considered "more likely than not." The Company has identified the evaluation of deferred tax assets as a critical accounting estimate.

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and un-vested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS.

  EMPLOYEE BENEFITS

     Compensation expense related to the ESOP is recognized in an amount equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released. The difference between the average fair value and the weighted average per share cost of shares committed to be released by the ESOP is recorded as an adjustment to additional paid-in-capital.

     Compensation expense related to the Recognition Plan is recognized over the vesting period at the fair market value of the common stock on the date of grant for share awards that are not subject to performance criteria. The expense related to performance share awards is recognized over the vesting period based at the fair market value on the measurement date.

     For stock options, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. To date, no

INDEPENDENCE COMMUNITY BANK CORP.

compensation expense has been recorded at the time of grant for stock options, since, for all granted options, the market price on date of grant equaled the amount employees or directors must pay to acquire stock. However, compensation expense has been recognized for the accelerated vesting of options due to the retirement of senior officers. Senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options.

     Beginning in 2003, the Company will recognize stock-based compensation expense, on options granted in 2003 and in subsequent years, in accordance with the fair value-based method of accounting described in SFAS No. 123, "Accounting for Stock-Based Compensation, as amended."

  COMPREHENSIVE INCOME

     Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distribution to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of related income taxes and the change in fair value of interest rate swap agreements, net of related income taxes, designated as cash flow hedges.

  SEGMENT REPORTING

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires disclosures for each segment including quarterly disclosure requirements and a partitioning of geographic disclosures, including geographic information by country. As a community-oriented financial institution, substantially all of the Company's operations (which comprise substantially all of the consolidated group's activities) involve the delivery of loan and deposit products to customers primarily located in its market area. The Bank's three key business divisions (the Commercial Real Estate Division, the Consumer Business Banking Division and the Business Banking Division) are codependent upon each other for both their source of funds as well as the utilization of such funds. Currently, business divisions are judged and analyzed using traditional criteria including loan origination levels, deposit origination levels, credit quality, adherence to expense budgets and other similar criteria, which data exists in a form deemed accurate and reliable by management. The President and Chief Executive Officer, the Company's chief decision maker, has and continues to use these traditional criteria to make decisions regarding an individual division's operations as well as the Company's operations as a whole.

  TREASURY STOCK

     Repurchases of common stock are recorded as treasury stock at cost.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the consolidated statements of cash flows, the Company defines cash and cash equivalents as highly liquid investments with original maturities of three months or less.

INDEPENDENCE COMMUNITY BANK CORP.

3.  SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                                          DECEMBER 31, 2002
                                          -------------------------------------------------
                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
(IN THOUSANDS)                               COST        GAINS        LOSSES     FAIR VALUE
-------------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
     U.S. Government and agencies.......  $   14,578    $    59      $    (3)    $   14,634
     Corporate..........................     154,680      1,219         (607)       155,292
     Municipal..........................       5,413        322           --          5,735
                                          ----------    -------      -------     ----------
  Total debt securities.................     174,671      1,600         (610)       175,661
                                          ----------    -------      -------     ----------
  Equity securities:
     Preferred..........................      47,435        649           --         48,084
     Common.............................         386        777           --          1,163
                                          ----------    -------      -------     ----------
  Total equity securities...............      47,821      1,426           --         49,247
                                          ----------    -------      -------     ----------
Total investment securities.............     222,492      3,026         (610)       224,908
                                          ----------    -------      -------     ----------
Mortgage-related securities:
  Fannie Mae pass through
     certificates.......................     274,911      3,605           --        278,516
  GNMA pass through certificates........      14,807      1,124           --         15,931
  FHLMC pass through certificates.......       8,422        483           (6)         8,899
  Collateralized mortgage obligation
     bonds..............................     731,126      5,069         (799)       735,396
                                          ----------    -------      -------     ----------
Total mortgage-related securities.......   1,029,266     10,281         (805)     1,038,742
                                          ----------    -------      -------     ----------
Total securities available-for-sale.....  $1,251,758    $13,307      $(1,415)    $1,263,650
                                          ==========    =======      =======     ==========

                                                          December 31, 2001
                                          -------------------------------------------------
                                                         Gross        Gross
                                          Amortized    Unrealized   Unrealized   Estimated
(In Thousands)                               Cost        Gains        Losses     Fair Value
-------------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
     U.S. Government and agencies.......  $   27,617    $    13       $ (10)     $   27,620
     Municipal..........................       4,904        113          --           5,017
                                          ----------    -------       -----      ----------
  Total debt securities.................      32,521        126         (10)         32,637
                                          ----------    -------       -----      ----------
  Equity securities:
     Preferred..........................      91,365         16         (59)         91,322
     Common.............................         953        891          --           1,844
                                          ----------    -------       -----      ----------
  Total equity securities...............      92,318        907         (59)         93,166
                                          ----------    -------       -----      ----------
Total investment securities.............     124,839      1,033         (69)        125,803
                                          ----------    -------       -----      ----------
Mortgage-related securities:
  Fannie Mae pass through
     certificates.......................      19,417        116         (14)         19,519
  GNMA pass through certificates........      21,170      1,217          --          22,387
  FHLMC pass through certificates.......      10,694         95         (13)         10,776
  Collateralized mortgage obligation
     bonds..............................     838,142     12,087        (720)        849,509
                                          ----------    -------       -----      ----------
Total mortgage-related securities.......     889,423     13,515        (747)        902,191
                                          ----------    -------       -----      ----------
Total securities available-for-sale.....  $1,014,262    $14,548       $(816)     $1,027,994
                                          ==========    =======       =====      ==========

INDEPENDENCE COMMUNITY BANK CORP.

     The strategy for the securities portfolio is to maintain a short duration, minimizing exposure to sustained increases in interest rates. This is achieved through investments in securities with predictable cash flows and short average lives, and the purchase of certain adjustable-rate instruments.

     The amortizing securities are almost exclusively mortgage-backed securities ("MBS"). These instruments provide a relatively stable source of cash flows, although they may be impacted by changes in interest rates. Such MBS securities are either guaranteed by FHLMC, GNMA or Fannie Mae, or represent collateralized mortgage-backed obligations ("CMOs") backed by government agency securities or private issuances securities. These CMOs, by virtue of the underlying collateral or structure, are principally AAA rated and are current pay sequentials or planned amortization class structures.

     Equity securities were comprised principally of common and preferred stock of certain publicly traded companies. Other securities maintained in the portfolio consist of corporate bonds and U.S. Government and agencies.

     At December 31, 2002, securities with a fair value of $612.6 million were pledged to secure securities sold under agreements to repurchase, other borrowings and for other purposes required by law.

     Sales of available-for-sale securities are summarized as follows:

                                               YEAR ENDED    Nine Months Ended   Year Ended
                                              DECEMBER 31,     December 31,       March 31,
                                              ------------   -----------------   -----------
(IN THOUSANDS)                                    2002             2001             2001
--------------------------------------------------------------------------------------------
Proceeds from sales.........................    $105,493         $362,266          $73,780
Gross gains.................................         656            2,852            3,100
Gross losses................................        (243)             (34)          (1,436)

     The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                                DECEMBER 31, 2002
                                                              ----------------------
                                                              AMORTIZED   ESTIMATED
(IN THOUSANDS)                                                  COST      FAIR VALUE
------------------------------------------------------------------------------------
One year or less............................................  $  8,543     $  8,543
One year through five years.................................    51,482       51,998
Five years through ten years................................     8,646        9,158
Over ten years..............................................   106,000      105,962
                                                              --------     --------
                                                              $174,671     $175,661
                                                              ========     ========

     The amortized cost and estimated fair value of mortgage-related securities by contractual maturity are as follows:

                                                                 DECEMBER 31, 2002
                                                              -----------------------
                                                              AMORTIZED    ESTIMATED
(IN THOUSANDS)                                                   COST      FAIR VALUE
-------------------------------------------------------------------------------------
One year or less............................................  $       86   $       84
One year through five years.................................      11,217       11,275
Five years through ten years................................     133,285      133,730
Over ten years..............................................     884,678      893,653
                                                              ----------   ----------
                                                              $1,029,266   $1,038,742
                                                              ==========   ==========

INDEPENDENCE COMMUNITY BANK CORP.

4.  LOANS AVAILABLE-FOR-SALE AND LOAN SERVICING ASSETS

     Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
Loans available-for-sale:
  Single-family residential.................................    $  7,576        $3,696
  Multi-family residential..................................     106,803            --
                                                                --------        ------
Total loans available-for-sale..............................    $114,379        $3,696
                                                                ========        ======

     At December 31, 2002 and 2001 and March 31, 2001, the Company was servicing loans on behalf of others which are not included in the consolidated financial statements of $2.35 billion, $1.19 billion and $658.7 million, respectively. The right to service loans for others is generally obtained by the sale of loans with servicing retained.

     A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

                                                                  Nine Months
                                                    YEAR ENDED       Ended       Year Ended
                                                   DECEMBER 31,   December 31,   March 31,
                                                   ------------   ------------   ----------
(IN THOUSANDS)                                         2002           2001          2001
-------------------------------------------------------------------------------------------
Balance at beginning of period...................    $ 4,273         $1,961        $   --
  Capitalized servicing asset....................      5,544          3,047         2,003
  Amortization of servicing asset................     (3,372)          (735)          (42)
                                                     -------         ------        ------
Balance at end of period.........................    $ 6,445         $4,273        $1,961
                                                     =======         ======        ======

     A summary of mortgage-banking activity income is as follows for the periods indicated:

                                                                  Nine Months
                                                    YEAR ENDED       Ended       Year Ended
                                                   DECEMBER 31,   December 31,   March 31,
                                                   ------------   ------------   ----------
(IN THOUSANDS)                                         2002           2001          2001
-------------------------------------------------------------------------------------------
Origination fees.................................    $ 8,121         $3,146        $1,311
Servicing fees...................................      1,465            773           651
Gain on sales....................................     11,483          5,679         3,622
Amortization of loan servicing asset.............     (3,372)          (735)          (43)
Provision for retained credit exposure...........     (3,938)            --            --
                                                     -------         ------        ------
Total mortgage-banking activity income...........    $13,759         $8,863        $5,541
                                                     =======         ======        ======

INDEPENDENCE COMMUNITY BANK CORP.

5.  LOANS RECEIVABLE, NET

     Loans are summarized as follows:

                                                              DECEMBER 31,   December 31,
                                                              ------------   ------------
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
Mortgage loans on real estate:
  Single-family residential.................................   $  348,602     $  492,640
  Cooperative apartment.....................................      207,677        356,500
  Multi-family residential(1)...............................    2,436,666      2,731,513
  Commercial real estate(1).................................    1,312,760      1,019,379
                                                               ----------     ----------
Total principal balance -- mortgage loans...................    4,305,705      4,600,032
Less net deferred fees......................................        7,665         11,198
                                                               ----------     ----------
Total mortgage loans on real estate.........................    4,298,040      4,588,834
Commercial business loans, net of deferred fees(1)..........      598,267        665,829
Other loans:
  Mortgage warehouse lines of credit........................      692,434        446,542
  Home equity loans and lines of credit.....................      201,952        141,905
  Consumer and other loans..................................       26,971         32,002
                                                               ----------     ----------
Total principal balance -- other loans......................      921,357        620,449
Less unearned discounts and deferred fees...................          291            677
                                                               ----------     ----------
Total other loans...........................................      921,066        619,772
Total loans receivable......................................    5,817,373      5,874,435
                                                               ----------     ----------
Less allowance for loan losses..............................       80,547         78,239
                                                               ----------     ----------
Loans receivable, net.......................................   $5,736,826     $5,796,196
                                                               ==========     ==========

---------------

(1) Reflects redesignation of loans at September 30, 2002 reflecting application of new criteria.

     The loan portfolio is concentrated primarily in loans secured by real estate located in the New York metropolitan area. The real estate loan portfolio is diversified in terms of risk and repayment sources. The underlying collateral consists of multi-family residential apartment buildings, single-family residential properties and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent not only upon regional and general economic stability, which affects property values, but also the financial well being and creditworthiness of the borrowers.

     To minimize the risk inherent in the real estate portfolio, the Company utilizes standard underwriting procedures and diversifies the type and geographic locations of loan collateral. Multi-family residential mortgage loans generally range in size from $0.5 million to $4.0 million and include loans on various types and geographically diverse apartment complexes located in the New York City metropolitan area. Multi-family residential mortgages are dependent largely on sufficient rental income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family loans do not fully amortize; therefore, the principal balance outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied one-to-four family residences located in the Company's primary market area. The commercial real estate portfolio contains loans secured by commercial and industrial properties, professional office buildings and small shopping centers. Commercial business loans

INDEPENDENCE COMMUNITY BANK CORP.

consist primarily of loans to small- and medium-size businesses and are generally secured by real estate, receivables, inventory, equipment and machinery and are further enhanced by the personal guarantees of the principals of the borrower. The commercial real estate and commercial business loan portfolios do not contain any shared national credit loans. Mortgage warehouse lines of credit are revolving lines of credit to small-and medium-sized mortgage-banking companies. The lines are drawn to fund the origination of mortgages, primarily one-to-four family loans. Consumer loans consist primarily of home equity loans and lines of credit which are secured by the underlying equity in the borrower's primary or secondary residence.

     The Company does not have any significant loan exposure to industry segments that have been adversely affected by the events of September 11, 2001, such as travel, hospitality and tourism. Similarly, there has been a minimal impact on the multi-family and single-family residential loan portfolios stemming from these events.

     Real estate underwriting standards include various limits on the loan-to-value ratios based on the type of property, and the Company considers among other things, the creditworthiness of the borrower, the location of the real estate, the condition and value of the security property, the quality of the organization managing the property and the viability of the project including occupancy rates, tenants and lease terms. Additionally, the underwriting standards require appraisals and periodic inspections of the properties as well as ongoing monitoring of operating results.

     As part of the Company's continuing enhancement of its credit administration process, the Company redefined its criteria for classifying loans as either commercial real estate loans or as commercial business loans. As a result of the application of the new criteria and the Company's conversion to a new commercial loan servicing system completed during the fourth quarter of 2002, the Company reviewed all of its commercial loan relationships and redesignated as of September 30, 2002 approximately $238.0 million of commercial business loans as commercial real estate or multi-family residential loans. The Company has not revised any other current or prior period information related to this redesignation since it did not affect the Company's net loan portfolio, total assets, results of operations or earnings per share.

     The following tables show the activity in certain of the Company's loan portfolios during the period indicated.

                                                      YEAR ENDED DECEMBER 31, 2002
                                                -----------------------------------------
                                                COMMERCIAL     MULTI-FAMILY    COMMERCIAL
                (IN THOUSANDS)                  REAL ESTATE    RESIDENTIAL      BUSINESS
-----------------------------------------------------------------------------------------
Balance at December 31, 2001..................  $1,019,379     $ 2,731,513     $ 665,829
Loans redesignated(1).........................     178,455          59,594      (238,049)
Originations..................................     325,716         505,677       406,197
Originations for sale.........................          --       1,165,779            --
Loans sold....................................          --      (1,326,905)           --
Loan repayments and other.....................    (210,790)       (592,189)     (230,458)
                                                ----------     -----------     ---------
Balance at December 31, 2002..................  $1,312,760     $ 2,543,469(2)  $ 603,519(3)
                                                ==========     ===========     =========

---------------

(1) Reflects redesignation of loans at September 30, 2002 reflecting application of new criteria.

(2) Includes $106.8 million of multi-family residential loans available-for-sale.

(3) Excludes deferred fees of $5.3 million.

     During 2002, the Company sold from portfolio, at par, $257.6 million of fully performing multi-family residential loans in exchange for Fannie Mae mortgage-backed securities representing a 100% interest in these loans. Such loans were sold at full recourse with the Company retaining servicing. This transaction supported the Company's efforts to continue to build and strengthen its relationship with Fannie Mae, had no impact on

INDEPENDENCE COMMUNITY BANK CORP.

2002 earnings and had a positive impact on the Company's risk-based capital ratios since the risk weighting factor on the mortgage-backed securities is lower than on the underlying loans.

     At December 31, 2002 and 2001 and March 31, 2001, included in mortgage loans on real estate were $18.4 million, $31.4 million and $27.0 million, respectively, of non-performing loans. If interest on the non-accrual mortgage loans had been accrued, such income would have approximated $0.6 million, $0.7 million and $0.6 million for the year ended December 31, 2002, nine months ended December 31, 2001 and the year ended March 31, 2001, respectively.

     At December 31, 2002 and 2001 and March 31, 2001, included in commercial business and other loans were $23.2 million, $14.7 million and $8.7 million, respectively, of non-performing loans. If interest on the non-accrual commercial business and other loans had been accrued, such income would have approximated $0.7 million, $0.4 million and $0.4 million for the year ended December 31, 2002, nine months ended December 31, 2001 and the year ended March 31, 2001, respectively.

     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The Company's evaluation of impaired loans includes a review of non-accrual commercial business, commercial real estate and multi-family residential loans as well as a review of other performing loans that may meet the definition of loan impairment. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. Impaired loans totaled $39.9 million, $27.0 million and $10.8 million at December 31, 2002 and 2001 and March 31, 2001, respectively. At December 31, 2002, $39.9 million of impaired loans had an associated allowance of $7.1 million. Impaired loans averaged approximately $33.4 million and $18.9 million during the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively. Interest income on impaired loans is recognized on a cash basis. Interest income recorded on impaired loans was $1.5 million, $0.8 million and $0.4 million during the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively.

6.  ALLOWANCE FOR LOAN LOSSES

     A summary of the changes in the allowance for loan losses is as follows:

                                                                  Nine Months
                                                    YEAR ENDED       Ended       Year Ended
                                                   DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                         2002           2001          2001
-------------------------------------------------------------------------------------------
Allowance at beginning of period.................    $78,239        $71,716       $70,286
Provision charged to operations..................      8,000          7,875         1,392
Net (charge-offs) recoveries.....................     (5,692)        (1,352)           38
                                                     -------        -------       -------
Allowance at end of period.......................    $80,547        $78,239       $71,716
                                                     =======        =======       =======

     The Company's loan portfolio is primarily comprised of secured loans made to individuals and businesses located in the New York City metropolitan area.

INDEPENDENCE COMMUNITY BANK CORP.

7.  PREMISES, FURNITURE AND EQUIPMENT

     A summary of premises, furniture and equipment is as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
Land........................................................    $  6,319       $  7,726
Buildings and improvements..................................      71,272         63,580
Leasehold improvements......................................      14,715         13,938
Furniture and equipment.....................................      78,064         54,702
                                                                --------       --------
                                                                 170,370        139,946
Less accumulated depreciation and amortization..............      84,975         58,657
                                                                --------       --------
Total premises, furniture and equipment.....................    $ 85,395       $ 81,289
                                                                ========       ========

     Depreciation and amortization expense amounted to $11.5 million, $9.0 million and $12.0 million for the year ended December 31, 2002, nine months ended December 31, 2001 and the year ended March 31, 2001, respectively.

8.  GOODWILL AND INTANGIBLE ASSETS

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

     The Company's goodwill was $185.2 million at December 31, 2002 and December 31, 2001. The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2002. In accordance with the Statement, the Company tests the value of its goodwill at least annually.

     The following table sets forth the Company's identifiable intangible assets at the periods indicated:

                                 AT DECEMBER 31, 2002                 At December 31, 2001
                          ----------------------------------   ----------------------------------
                           GROSS                      NET       GROSS                      NET
                          CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
(DOLLARS IN THOUSANDS)     AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
-------------------------------------------------------------------------------------------------
Amortized intangible
  assets:
  Deposit intangibles...  $47,559      $45,513       $2,046    $47,559      $38,778       $8,781
  Other intangibles.....      800          800           --        800          600          200
                          -------      -------       ------    -------      -------       ------
Total...................  $48,359      $46,313       $2,046    $48,359      $39,378       $8,981
                          =======      =======       ======    =======      =======       ======

     The following sets forth the estimated amortization expense for the years ended December 31:

2003................................................  $1,855
2004................................................  $  191
2005................................................  $   --

     Amortization expense on intangible assets was $7.0 million, $5.8 million and $6.9 million for the year ended December 31, 2002, nine months ended December 31, 2001 and the twelve months ended March 31,

INDEPENDENCE COMMUNITY BANK CORP.

2001, respectively. In addition, the twelve month period ended March 31, 2001 included $14.3 million related to the amortization of goodwill, reflecting the amortization of goodwill occurring prior to the adoption of the SFAS No. 142 by the Company.

     The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill which was recognized in the year ended March 31, 2001 as if such goodwill had not been recognized in accordance with SFAS No. 142.

                                                                    For the
                                                   FOR THE YEAR   Nine Months     For the
                                                      ENDED          Ended       Year Ended
                                                   DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2002           2001          2001
-------------------------------------------------------------------------------------------
Reported net income..............................    $122,402       $69,638       $62,036
Add back goodwill amortization...................          --            --        14,344
                                                     --------       -------       -------
Adjusted net income..............................    $122,402       $69,638       $76,380
                                                     ========       =======       =======
Basic earnings per share:
  As reported....................................    $   2.37       $  1.33       $  1.11
  Goodwill amortization..........................          --            --          0.26
                                                     --------       -------       -------
Adjusted basic earnings per share................    $   2.37       $  1.33       $  1.37
                                                     ========       =======       =======
Diluted earnings per share:
  As reported....................................    $   2.24       $  1.27       $  1.10
  Goodwill amortization..........................          --            --          0.26
                                                     --------       -------       -------
Adjusted diluted earnings per share..............    $   2.24       $  1.27       $  1.36
                                                     ========       =======       =======

9.  OTHER ASSETS

     A summary of other assets is as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
FHLB stock..................................................    $101,578       $ 85,435
Net deferred tax asset......................................      69,161         43,625
Loan servicing assets.......................................       6,445          4,273
Equity investment in mortgage brokerage firm................      20,431          6,959
Prepaid expenses............................................      14,854          3,376
Other real estate...........................................           7            130
Accounts receivable.........................................       4,183          8,497
Other.......................................................      15,583         11,313
                                                                --------       --------
Total other assets..........................................    $232,242       $163,608
                                                                ========       ========

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of New York, and owns FHLB stock with a carrying value of $101.6 million and $85.4 million at December 31, 2002 and 2001, respectively. As a member, the Bank is able to borrow on a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from overnight to fifteen years (see Note 11). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.

INDEPENDENCE COMMUNITY BANK CORP.

     In furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company has a minority equity investment in Meridian Capital Group, LLC ("Meridian"). Meridian is a New York-based mortgage brokerage firm primarily engaged in the origination of commercial real estate and multi-family residential mortgage loans.

     Prepaid expenses include $11.1 million of prepaid pension costs. At the end of the fourth quarter of 2002, the Company made a cash contribution of approximately $10.0 million to restore the Company's pension plan to fully funded status. The contribution did not reduce 2002 earnings.

10.  DEPOSITS

     The amounts due to depositors and the weighted average interest rates at December 31, 2002 and December 31, 2001 are as follows:

                                              DECEMBER 31, 2002       December 31, 2001
                                            ---------------------   ---------------------
                                                         WEIGHTED                Weighted
                                             DEPOSIT     AVERAGE     DEPOSIT     AVERAGE
(DOLLARS IN THOUSANDS)                      LIABILITY      RATE     LIABILITY      RATE
-----------------------------------------------------------------------------------------
Savings...................................  $1,574,531     0.75%    $1,451,988     1.58%
Money market..............................     192,647     0.75        180,866     1.62
AMA.......................................     495,849     1.32        452,284     3.07
Interest-bearing demand...................     493,997     0.79        406,540     1.26
Non-interest-bearing demand...............     593,784       --        449,460       --
                                            ----------     ----     ----------     ----
  Total core deposits.....................   3,350,808     0.86      2,941,138     1.53
Certificates of deposit...................   1,589,252     2.47      1,853,637     3.49
                                            ----------     ----     ----------     ----
Total deposits............................  $4,940,060     1.27     $4,794,775     2.29
                                            ==========     ====     ==========     ====

     Scheduled maturities of certificates of deposit are as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
One year....................................................   $1,104,453     $1,642,330
Two years...................................................      280,376         87,975
Three years.................................................       42,169         54,945
Four years..................................................       38,912         19,285
Thereafter..................................................      123,342         49,102
                                                               ----------     ----------
                                                               $1,589,252     $1,853,637
                                                               ==========     ==========

     Certificates of deposit accounts in denominations of $100,000 or more totaled approximately $315.4 million and $327.6 million at December 31, 2002 and December 31, 2001, respectively.

INDEPENDENCE COMMUNITY BANK CORP.

11.  BORROWINGS

     A summary of borrowings is as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
FHLB advances...............................................   $1,226,550     $1,003,700
Repurchase agreements - FHLB................................      705,000        655,000
FHLB overnight borrowings...................................           --         24,000
Other.......................................................           --             88
                                                               ----------     ----------
Total borrowings............................................   $1,931,550     $1,682,788
                                                               ==========     ==========

     Advances from the FHLB are made at fixed rates with remaining maturities between less than one year and ten years, summarized as follows:

                                                             DECEMBER 31,   December 31,
(IN THOUSANDS)                                                   2002           2001
----------------------------------------------------------------------------------------
One year or less...........................................   $  425,250    $   177,150
Over one year through five years...........................      426,300        501,550
Over five years through ten years (1)......................      375,000        325,000
                                                              ----------    -----------
                                                              $1,226,550    $ 1,003,700
                                                              ==========    ===========

---------------

(1) Although the contractual maturities of these borrowings are between five and ten years, the FHLB has the right to call these advances beginning in the third year after the advance was made. Such advances callable by the FHLB total $200.0 million in 2004, $125.0 million in 2006 and $50.0 million in 2007.

     Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 9).

     The average balance of FHLB advances was $1.22 billion with an average cost of 4.6% for the year ended December 31, 2002. The maximum amount outstanding at any month end during the year ended December 31, 2002 was $1.28 billion. The average balance of FHLB advances during the nine months ended December 31, 2001 was $783.6 million with an average cost of 5.9%. At December 31, 2002, the Company had the ability to borrow from the FHLB an additional $1.0 billion on a secured basis, utilizing mortgage-related loans and securities as collateral.

     The Company enters into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligation to repurchase is reflected as a liability in the consolidated statements of financial condition. The securities underlying the agreements are delivered to the dealer with whom each transaction is executed. The dealers, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to the Company substantially the same securities at the maturities of the agreements. The Company retains the right of substitution of collateral throughout the terms of the agreements.

INDEPENDENCE COMMUNITY BANK CORP.

     Repurchase agreements with the FHLB are made at fixed rates with remaining maturities between less than one year and ten years, summarized as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
One year or less............................................    $ 65,000       $     --
Over one year through five years............................     100,000         65,000
Over five years through ten years...........................     540,000        590,000
                                                                --------       --------
                                                                $705,000       $655,000
                                                                ========       ========

     At December 31, 2002, all of the outstanding FHLB repurchase agreements were secured by collateralized mortgage obligations or U.S. Government and agency securities. The average balance of FHLB repurchase agreements during the year ended December 31, 2002 was $679.1 million with an average cost of 5.5%. The maximum amount outstanding at any month end during the year ended December 31, 2002 was $705.0 million. The average balance of FHLB repurchase agreements during the nine months ended December 31, 2001 was $696.0 million with an average cost of 5.2%. The maximum amount outstanding at any month end during the nine months ended December 31, 2001 $955.0 million.

12.  COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED
SECURITIES

     On June 30, 1997, $11.5 million of 9.5% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") were issued by BNB Capital Trust (the "Trust"), a Delaware statutory business trust formed by Broad National Bancorporation ("Broad"). The net proceeds from the issuance were invested in Broad in exchange for its junior subordinated debentures. The sole asset of the Trust, the obligor on the Trust Preferred Securities, was $11.9 million principal amount of 9.5% Junior Subordinated Debentures (the "Junior Subordinated Debentures") due June 30, 2027. Broad entered into several contractual arrangements (which the Company assumed as part of the Broad acquisition) for the purpose of guaranteeing the Trust's payment of distributions on, payments on any redemptions of, and any liquidation distribution with respect to, the Trust Preferred Securities. As a result of the Broad acquisition, all the assets, liabilities and obligations of Broad with respect to such securities became assets, liabilities and obligations of the Company.

     Cash distributions on both the Trust Preferred Securities and the Junior Subordinated Debentures were payable quarterly in arrears on the last day of March, June, September and December of each year.

     The Trust Preferred Securities were subject to mandatory redemption (i) in whole, but not in part, upon repayment of the Junior Subordinated Debentures at stated maturity or, at the option of the Company, their earlier redemption in whole upon the occurrence of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in the law such that the Trust would be considered an investment company and (ii) in whole or in part at any time on or after June 30, 2002 contemporaneously with the optional redemption by the Company of the Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures were redeemable prior to maturity at the option of the Company (i) on or after June 30, 2002, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that the Trust would be considered an investment company.

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

INDEPENDENCE COMMUNITY BANK CORP.

13.  EARNINGS PER SHARE

     EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and un-vested Recognition Plan shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS.

     The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

                                                          For the Nine      For the
                                           FOR THE YEAR      Months          Twelve       For the Year
                                              ENDED          Ended        Months Ended       Ended
                                           DECEMBER 31,   December 31,    December 31,     March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       2002           2001            2001            2001
------------------------------------------------------------------------------------------------------
Numerator:
  Net income.............................    $122,402       $69,638         $86,065         $62,036
                                             ========       =======         =======         =======
Denominator:
  Weighted average number of common
    shares outstanding - basic...........      51,703        52,558          52,612          55,880
  Weighted average number of common stock
    equivalents (restricted stock and
    options).............................       2,854         2,120           1,853             465
                                             --------       -------         -------         -------
  Weighted average number of common
    shares and common stock equivalents -
    diluted..............................      54,557        54,678          54,465          56,345
                                             ========       =======         =======         =======
Basic earning per share..................    $   2.37       $  1.33         $  1.64         $  1.11
                                             ========       =======         =======         =======
Diluted earnings per share...............    $   2.24       $  1.27         $  1.58         $  1.10
                                             ========       =======         =======         =======

     At December 31, 2002, there were 875,693 shares that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. For additional disclosures regarding outstanding stock options and the Recognition Plan shares, see Note 15.

14.  BENEFIT PLANS

  PENSION PLAN

     The Company has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its full-time employees and certain part-time employees who qualify. The Company makes annual contributions to the Pension Plan equal to the amount necessary to satisfy the funding requirements of the Employee Retirement Income Security Act (ERISA).

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

INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Pension Plan's and the Supplemental Plan's (collectively, the "Plan") aggregate change in benefit obligation:

                                                                             Nine Months
                                                               YEAR ENDED       Ended
                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
Benefit obligation at beginning of year.....................    $39,017        $37,281
Service cost................................................      1,238          1,059
Interest cost...............................................      2,847          2,618
Actuarial loss (gain).......................................      5,600           (249)
Plan amendments.............................................         18             --
Benefits paid...............................................     (2,169)        (1,692)
                                                                -------        -------
Benefit obligation at end of year...........................    $46,551        $39,017
                                                                =======        =======

     The following table sets forth the aggregate change in Plan assets:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
Fair value of Plan assets at beginning of year..............    $40,541        $46,044
Actual return on Plan assets................................     (5,044)        (3,935)
Employer contributions......................................     10,242            124
Benefits paid...............................................     (2,170)        (1,692)
                                                                -------        -------
Fair value of Plan assets at end of year....................    $43,569        $40,541
                                                                =======        =======
Funded status...............................................    $(2,982)       $ 1,524
Unrecognized net asset......................................       (608)          (810)
Unrecognized prior service cost.............................     (5,631)        (6,740)
Unrecognized actuarial loss.................................     17,657          4,073
                                                                -------        -------
Prepaid (accrued) pension cost at December 31, 2002 and
  2001......................................................      8,436         (1,953)
Net adjustment..............................................         --           (102)
                                                                -------        -------
Prepaid (accrued) pension cost..............................    $ 8,436        $(2,055)
                                                                =======        =======

INDEPENDENCE COMMUNITY BANK CORP.

     Plan assets consist mainly of investments in equity mutual funds and fixed-income mutual funds.

     Net pension benefit of the Plan included the following components:

                                                                  Nine Months       Year
                                                    YEAR ENDED       Ended         Ended
                                                   DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                         2002           2001          2001
-------------------------------------------------------------------------------------------
Service cost-benefits earned during the period...     $1,238        $ 1,059       $ 1,451
Interest cost on projected benefit obligation....      2,847          2,618         2,848
Expected return on Plan assets...................     (3,219)        (4,067)       (4,074)
Amortization of net asset........................       (203)          (203)         (202)
Amortization of prior service cost...............     (1,090)        (1,098)         (443)
Recognized net actuarial loss (gain).............        279            (95)         (661)
                                                      ------        -------       -------
Net pension benefit for the years ended December
  31, 2002, 2001 and 2000........................       (148)        (1,786)       (1,081)
Net adjustment...................................       (102)           147          (546)
                                                      ------        -------       -------
Net pension benefit..............................     $ (250)       $(1,639)      $(1,627)
                                                      ======        =======       =======

                                                         Weighted Average Assumptions as of
                                                                    December 31:
                                                         -----------------------------------
                                                          2002      2001          2000
                                                         ------    ------    ---------------
Discount rate..........................................   6.50%     7.25%             7.50%
Rate of compensation increase..........................   4.00%     4.00%     4.00% - 7.00%
Expected return on Plan assets.........................   8.00%     9.00%             9.00%

     During the fiscal year ended March 31, 2001, the Company amended the Plan to reduce future benefit accruals and freeze the Pension Plan as to new participants effective August 1, 2000. In connection with the Plan amendment and the Plan's new measurement date of August 1, 2000, the Company reduced its future benefit obligation by approximately $8.8 million.

     The Bank amended the Plan to adopt the provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA"). Effective January 1, 2002 EGTRRA increased the maximum compensation for pension plan purposes to $200,000.

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

INDEPENDENCE COMMUNITY BANK CORP.

     Status of the postretirement benefit obligation is as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
Benefit obligation at beginning of fiscal year..............    $ 24,727       $ 14,283
Service cost................................................         438            906
Interest cost...............................................         991          1,573
Actuarial (gain) loss.......................................      (5,954)         8,790
Benefits paid...............................................        (971)          (825)
Plan amendments.............................................      (2,722)            --
                                                                --------       --------
Benefit obligation at end of fiscal year....................    $ 16,509       $ 24,727
                                                                ========       ========
Funded status...............................................    $(16,509)      $(24,727)
Unrecognized transition obligation being recognized over 20
  years.....................................................         698          3,479
Unrecognized net loss due to past experience difference from
  assumptions made..........................................       5,870         12,008
                                                                --------       --------
Accrued postretirement benefit cost at December 31, 2002 and
  2001......................................................      (9,941)        (9,240)
Net adjustment..............................................        (394)            --
                                                                --------       --------
Accrued postretirement benefit cost.........................    $(10,335)      $ (9,240)
                                                                ========       ========

     Net postretirement benefit cost included the following components:

                                                                  Nine Months
                                                    YEAR ENDED       Ended       Year Ended
                                                   DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                         2002           2001          2001
-------------------------------------------------------------------------------------------
Service cost-benefits earned during the period...     $  438         $  906        $  508
     Interest cost on accumulated postretirement
       benefit obligation........................        991          1,573           982
     Amortization of net obligation..............         58            268           268
     Amortization of prior service cost..........         --             --             1
     Amortization of unrecognized loss...........        185            799           224
                                                      ------         ------        ------
Postretirement benefit cost-plan years ended
  December 31, 2002, 2001 and 2000...............      1,672          3,546         1,983
Net adjustment...................................         --           (496)          113
                                                      ------         ------        ------
Net postretirement benefit cost..................     $1,672         $3,050        $2,096
                                                      ======         ======        ======

     The assumptions used in arriving at the above include the initial rate of annual increase in health care costs of 9.0% decreasing by 1.0% per year to 4.50% and remaining at that level thereafter. At December 31, 2002, 2001 and 2000, discount rates of 6.50%, 7.25% and 7.50%, respectively, were used.

     The health care cost trend rate assumption has a significant effect on the amounts reported. A 1.0% increase in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $2.6 million and the aggregate of the service and interest cost components of the net periodic postretirement benefits cost for the year then ended by $242,000.

INDEPENDENCE COMMUNITY BANK CORP.

  401(k) PLAN

     The Company also sponsors an incentive savings plan ("401(k) Plan") whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-time employees is in the form of shares held in the ESOP while the contribution for part-time employees remained a cash contribution. However, beginning January 1, 2001, the matching contribution for all employees, full- and part-time, is in the form of shares held in the ESOP. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year. There were no cash contributions to the 401(k) Plan by the Company for the year ended December 31, 2002 and nine months ended December 31, 2001. Cash contributions aggregated approximately $33,000 for the year ended March 31, 2001.

  EMPLOYEE STOCK OWNERSHIP PLAN

     The Company established the ESOP for full-time employees in March 1998 in connection with the Bank's conversion to stock form. To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $7.6 million and $8.4 million to the ESOP during the years ended December 31, 2002 and 2001, respectively. Dividends paid on ESOP shares, which reduced the Bank's contribution to the ESOP and were utilized to repay the ESOP loan, totaled $2.7 million and $1.9 million for the years ended December 31, 2002 and 2001, respectively. The loan from the Company had an outstanding principal balance of $87.0 million and $89.8 million at December 31, 2002 and 2001, respectively.

     Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated will first be used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon compensation in the year of allocation. Forfeitures from the 401(k) Plan match portions will be used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the ESOP participants will be allocated among the participants. There were 281,644 shares allocated in each of the twelve months ended December 31, 2002 and December 31, 2001. At December 31, 2002 there were 1,200,127 shares allocated, 4,224,653 shares unallocated and 208,090 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At December 31, 2002, the 4,224,653 unallocated shares had a fair value of $107.2 million.

     The Company recorded compensation expense of $7.3 million, $4.2 million and $3.8 million for the year ended December 31, 2002, nine months ended December 31, 2001 and the year ended March 31, 2001, respectively, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released.

15.  STOCK BENEFIT PLANS

  RECOGNITION PLAN

     The Recognition Plan was implemented in September 1998 and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion). The

INDEPENDENCE COMMUNITY BANK CORP.

objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in the open market. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted performance-based share awards of 200,000 and 11,000 in the fiscal year ended March 31, 2001 and the year ended December 31, 2002, respectively, and non-performance share awards covering 25,363 shares, 105,363 shares and 91,637 shares during the fiscal year ended March 31, 2001, the nine months ended December 31, 2001 and the year ended December 31, 2002, respectively.

     The stock awards granted to date are generally payable over a five-year period at a rate of 20% per year, beginning one year from the date of grant. However, certain stock awards granted during the year ended December 31, 2002 will be 100% vested on the fourth anniversary of the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control of the Company.

     Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $9.7 million, $7.0 million and $6.3 million related to the Recognition Plan for the year ended December 31, 2002, nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. The expense for the year ended December 31, 2002 included $0.1 million related to the accelerated vesting of 4,400 shares due to the retirement of senior officers. The expense for the nine month period ended December 31, 2001 included $0.7 million related to the accelerated vesting of 42,247 shares due to the retirement of a senior officer.

     The following table sets forth the activity in the Company's Recognition Plan during the periods indicated.

                              YEAR ENDED         Nine Months Ended          Year Ended
                             DECEMBER 31,           December 31,            March 31,
                                 2002                   2001                   2001
                         --------------------   --------------------   --------------------
                                     WEIGHTED               Weighted               Weighted
                                     AVERAGE                Average                Average
                                      GRANT                  Grant                  Grant
                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------------------------------------------------------------------------------------------
Outstanding, beginning
  of year..............  1,147,246   $14.4214   1,523,922   $13.7745   1,757,420   $13.3000
Granted................    102,637    28.7284     105,363    19.7091     225,363    16.5542
Vested.................   (500,578)   25.5443    (482,039)   20.2475    (456,461)   13.2446
Forfeited..............     (2,100)   13.3125          --         --      (2,400)   13.3125
                         ---------              ---------              ---------
Outstanding, end of
  year.................    747,205   $16.5493   1,147,246   $14.4214   1,523,922   $13.7745
                         =========   ========   =========   ========   =========   ========

INDEPENDENCE COMMUNITY BANK CORP.

  STOCK OPTION PLANS

  1998 Stock Option Plan

     The 1998 Stock Option Plan (the "Option Plan") was implemented in September 1998. The Option Plan may grant options covering shares aggregating an amount equal 7,041,088 shares (10% of the shares of common stock sold in the Conversion). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company. On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. The Board of Directors granted options covering 325,000, 295,500 and 93,000 shares, respectively, during the fiscal year ended March 31, 2001, the nine months ended December 31, 2001 and the year ended December 31, 2002. The granting of these options did not affect the Company's results of operations for the year ended December 31, 2002 or its statement of condition at December 31, 2002. In the year ended December 31, 2002 and the nine months ended December 31, 2001, the Committee administering the Plan approved the acceleration of 8,000 and 105,617 options due to the retirement of senior officers, resulting in $0.1 million and $0.6 million of compensation expense, respectively. At December 31, 2002, there were 5,900,534 options outstanding pursuant to the 1998 Stock Option Plan.

  2002 Stock Incentive Plan

     The 2002 Stock Incentive Plan ("Stock Incentive Plan") was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 789,650 shares during the year ended December 31, 2002. The granting of these options did not affect the Company's results of operations for the year ended December 31, 2002 or its statement of condition at December 31, 2002.

  Other Stock Plans

     Broad and Statewide Financial Corp. ("Statewide") maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At December 31, 2002, there were 138,254 options outstanding related to these plans.

     The Company accounts for stock-based compensation granted prior to January 1, 2003 using the intrinsic value method. Since each option granted has an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost at date of grant has been recognized.

INDEPENDENCE COMMUNITY BANK CORP.

     Beginning in 2003, the Company will recognize stock-based compensation expense, on options granted in 2003 and in subsequent years, in accordance with the fair value-based method of accounting described in SFAS No. 123, "Accounting for Stock-Based Compensation."

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

                                                                         Nine Months
                                                           YEAR ENDED       Ended       Year Ended
                                                          DECEMBER 31,   December 31,    March 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         2002           2001          2001
---------------------------------------------------------------------------------------------------
Net income:
  As reported...........................................    $122,402       $69,638        $62,036
  Deduct: Total stock-based employee compensation
    expense determined under fair value method for all
    awards, net of related tax effects..................      (8,232)       (4,854)        (5,569)
                                                            --------       -------        -------
  Pro forma.............................................    $114,170       $64,784        $56,467
                                                            ========       =======        =======
Basic earnings per share:
  As reported...........................................    $   2.37       $  1.33        $  1.11
                                                            ========       =======        =======
  Pro forma.............................................    $   2.21       $  1.23        $  1.01
                                                            ========       =======        =======
Diluted earnings per share:
  As reported...........................................    $   2.24       $  1.27        $  1.10
                                                            ========       =======        =======
  Pro forma.............................................    $   2.09       $  1.18        $  1.00
                                                            ========       =======        =======

     The following table sets forth stock option activity and the weighted-average fair value of options granted for the periods indicated.

                                         YEAR ENDED         Nine Months Ended          Year Ended
                                     DECEMBER 31, 2002      December 31, 2001        March 31, 2001
                                    --------------------   --------------------   --------------------
                                                WEIGHTED               Weighted               Weighted
                                                AVERAGE                Average                Average
                                                EXERCISE               Exercise               Exercise
                                     SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
------------------------------------------------------------------------------------------------------
Outstanding, beginning of year....  6,850,601   $13.5585   6,654,103   $13.2834   6,419,994   $13.0519
    Granted.......................    882,650   29.1008      300,500   19.1360      325,000    16.6414
    Exercised.....................   (882,573)  13.0000      (89,802)  11.8767      (44,711)    4.4331
    Forfeited/cancelled...........    (18,240)  14.9298      (14,200)  13.3125      (46,180)   13.3125
                                    ---------              ---------              ---------
Outstanding, end of year..........  6,832,438   $15.6348   6,850,601   $13.5585   6,654,103   $13.2834
                                    =========   ========   =========   ========   =========   ========
Options exercisable at year end...  4,245,468              3,817,162              2,636,568
Weighted average fair value of
  options granted during the
  year............................              $9.7668                $6.2748                $ 5.3458

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for the periods indicated.

INDEPENDENCE COMMUNITY BANK CORP.

                                              YEAR ENDED       Nine Months Ended      Year Ended
                                           DECEMBER 31, 2002   December 31, 2001    March 31, 2001
----------------------------------------------------------------------------------------------------
Risk free interest rate..................    3.45% -  5.16%      4.19% -  5.33%           4.89%
Volatility...............................   32.33% - 33.55%     26.68% - 39.68%          30.91%
Expected dividend yield..................    1.40% -  2.19%      1.66% -  1.75%           1.90%
Expected option life.....................           6 YEARS             6 years         6 years

     The following table is a summary of the information concerning currently outstanding and exercisable options as of December 31, 2002.

                                                            WEIGHTED
                                                             AVERAGE                   WEIGHTED
                                                            REMAINING                  AVERAGE
                                                           CONTRACTUAL     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES             OPTIONS OUTSTANDING      LIFE       EXERCISABLE    PRICE
-----------------------------------------------------------------------------------------------
$ 0.0000 - $12.0000................         273,454            6.0          196,854    $ 9.6995
$12.0001 - $16.0000................       5,081,334            5.6        3,929,014     13.3138
$16.0001 - $22.0000................         563,500            8.3          113,100     17.6824
$22.0001 - $28.0000................          65,500            9.0            6,500     23.6243
$28.0001 - $31.5200................         848,650            9.5               --          --
                                          ---------                       ---------
                                          6,832,438            6.3        4,245,468    $13.2784
                                          =========            ===        =========    ========

16.  STOCKHOLDERS' EQUITY

     On September 28, 2001 the Company announced that its Board of Directors authorized the ninth stock repurchase plan for up to three million shares of the Company's outstanding common shares. On October 25, 2002 the Company announced that its Board of Directors authorized the tenth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. The Company commenced its ninth stock repurchase plan on January 3, 2002 and completed its ninth repurchase program and commenced its tenth repurchase program on December 2, 2002. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.

     The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company's minority equity investment in Meridian, a New York-based mortgage brokerage firm. Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the Option Plan, the Directors Fee Plan and the Stock Incentive Plan which was approved by stockholders at the May 23, 2002 annual meeting, and for general corporate purposes.

     During the year ended December 31, 2002, the Company repurchased 3,538,650 shares of its common stock at a cost of $92.1 million. The Company also issued 1,414,988 shares of treasury stock, at a cost of $21.1 million, in connection with the exercise of options, the Directors Fee Plan and the consideration paid to increase the Company's minority equity investment in Meridian. At December 31, 2002, the Company had repurchased a total of 30,746,616 shares, or 40.4% of its common stock at a cost of $476.1 million and reissued 10,951,764 shares at a cost of $158.6 million.

17.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company concurrently adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" on

INDEPENDENCE COMMUNITY BANK CORP.

January 1, 2001. The Company's derivative instruments at December 31, 2002, included interest rate swap agreements designated as cash flow hedges of variable-rate FHLB borrowings, commitments to fund loans held-for-sale and forward loan sale agreements.

 INTEREST RATE SWAP AGREEMENTS

     During 2002, the Company, entered into forward starting interest rate swap agreements as part of its interest rate risk management process to change the repricing characteristics of certain variable-rate borrowings. At December 31, 2002, the Company had forward starting interest rate swap agreements outstanding with aggregate notional values of $200.0 million. These agreements qualify as cash flow hedges of anticipated interest payments relating to $200.0 million variable-rate FHLB borrowings that the Company intends to draw down during 2003 to replace existing FHLB borrowings that will mature during 2003.

     The Company's use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate its exposure to non-performance by the counterparties, the Company deals only with counterparties of good credit standing and establishes counterparty credit limits.

     The following table details the interest rate swaps outstanding as of December 31, 2002:

                                            Notional   Fixed Interest
(Dollars in Thousands)                       Amount         Rate        Variable Rate Index
-------------------------------------------------------------------------------------------
Pay Fixed Swaps - Maturing:
  July 2008...............................  $ 50,000       3.87%               LIBOR
  August 2008.............................   150,000   3.79% - 3.97%           LIBOR
                                            --------
                                            $200,000
                                            ========

     These interest rate swap agreements require the Company to make periodic fixed-rate payments to the swap counterparties, while receiving periodic variable-rate payments indexed to the three month LIBOR from the swap counterparties based on a common notional amount and maturity date. As a result, the net impact of the swaps will be to convert the variable interest payments on the $200.0 million FHLB borrowings to fixed interest payments the Company will make to the swap counterparties. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

     These swaps have original maturities of up to 5 years and, as of December 31, 2002, had an unrealized loss of $2.9 million and were reflected as a component of other liabilities and OCI within stockholders' equity, net of tax. The Company did not recognize any ineffective cash flow gains/(losses) during 2002 and did not reclassify any gains/(losses) from OCI to current period earnings. These transactions did not affect the Company's Statement of Operations during 2002.

  LOAN COMMITMENTS FOR LOANS ORIGINATED FOR SALE AND FORWARD LOAN SALE
AGREEMENTS

     In the third quarter of 2002, the Company adopted new accounting requirements relating to SFAS No. 133 Implementation Issue C13 ("Issue C13") issued by the Derivatives Implementation Group of the Financial Accounting Standards Board. Issue C13 requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company during fiscal 2002 originated single-family and multi-family residential loans for sale pursuant to programs with Cendant and Fannie Mae. Under the structure of the programs, at the time the Company initially issues a loan commitment in

INDEPENDENCE COMMUNITY BANK CORP.

connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement also meets the definition of a derivative instrument under SFAS No. 133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to Fannie Mae or Cendant is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

     At December 31, 2002, the Company had $311.0 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $78.5 million related to loan commitments for which the borrowers had not entered into interest rate locks and $232.5 million which were subject to interest rate locks. Due to the structure of these transactions, the Company concluded that the derivative instruments involving its loans held for sale were not material to the consolidated statements of financial condition and operations of the Company as of and for the year ended December 31, 2002 since the Company does not bear any interest rate or price risk with respect to such transactions.

18.  COMMITMENTS AND CONTINGENCIES

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

     Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

INDEPENDENCE COMMUNITY BANK CORP.

     The notional principal amount of the off-balance sheet financial instruments at December 31, 2002 and December 31, 2001 are as follows:

                                                                       Contract or Amount
                                                              -------------------------------------
(DOLLARS IN THOUSANDS)                                        DECEMBER 31, 2002   DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit - mortgage loans.............     $  446,759           $144,415
  Commitments to extend credit - commercial business
    loans...................................................        295,417            266,827
  Commitments to extend credit - mortgage warehouse lines of
    credit..................................................        219,125            168,689
  Commitments to extend credit - other loans................         81,909             61,368
  Standby letters of credit.................................          2,692              5,563
  Commercial letters of credit..............................            318                557
                                                                 ----------           --------
Total.......................................................     $1,046,220           $647,419
                                                                 ==========           ========

  RETAINED CREDIT EXPOSURE

     The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing. During the year ended December 31, 2002, the Company originated for sale $1.17 billion and sold $1.07 billion of fixed-rate multi-family residential loans in the secondary market with servicing retained by the Bank. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company's underwriting guidelines. At December 31, 2002, the Company serviced $1.97 billion of loans for Fannie Mae under this program with a maximum potential loss exposure of $113.7 million.

     The maximum loss exposure of the associated credit risk related to the loans sold to Fannie Mae under this program is calculated pursuant to a review of each loan sold to Fannie Mae. A risk level is assigned to each such loan based upon the loan product, debt service coverage ratio and loan to value ratio of the loan. Each risk level has a corresponding sizing factor which, when applied to the original principal balance of the loan sold, equates to a recourse balance for the loan. The sizing factors are periodically reviewed by Fannie Mae based upon its continuing review of the performance of the loans sold to it pursuant to this special program and are subject to adjustment as a result thereof. The total of the recourse balance per loan is aggregated to create a maximum loss exposure for the entire portfolio at any given point in time. The Company's maximum loss exposure for the entire portfolio of sold loans is periodically reviewed and, based upon factors such as amount, size, types of loans and loan performance, may be adjusted downward. Fannie Mae is restricted from increasing the maximum loss exposure on loans previously sold to it under this program as long as (i) the total borrower concentration (i.e., the total amount of loans extended to a particular borrower or a group of related borrowers) as applied to all mortgage loans delivered to Fannie Mae since the effective date of the sales program does not exceed 10% and (ii) the average principal balance per loan of all mortgage loans delivered to Fannie Mae since the effective date of the sales program continues to be $4.0 million or less.

     During 2002, in a separate transaction, the Company sold from portfolio at par $257.6 million of fully performing multi-family loans in exchange for Fannie Mae mortgage-backed securities representing a 100% interest in these loans. Such loans were sold with full recourse with the Company retaining servicing.

INDEPENDENCE COMMUNITY BANK CORP.

     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has recorded a $4.5 million liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The liability is based upon the present value of the estimated losses that the portfolio is projected to incur based upon a standard Department of Housing and Urban Development default curve using both low and high severity percentages of loss.

  LEASE COMMITMENTS

     The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

(IN THOUSANDS)                                                 AMOUNT
----------------------------------------------------------------------
Year ended December 31:
  2003......................................................   $ 5,358
  2004......................................................     5,383
  2005......................................................     5,009
  2006......................................................     4,898
  2007 and thereafter.......................................    33,770

     The rent expense for the year ended December 31, 2002, nine months ended December 31, 2001 and the year ended March 31, 2001 was $4.8 million, $3.3 million and $3.7 million, respectively.

  OTHER COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position and results of operations of the Company will not be affected materially by the outcome of such legal proceedings and claims.

19.  RELATED PARTY TRANSACTIONS

     The Company engaged in certain activities with Meridian. Meridian is deemed to be a "related party" of the Company as such term is defined in Statement of Financial Accounting Standards No. 57. Such treatment is triggered due to the Company's accounting for the investment in Meridian using the equity method. The Company has a 35% minority equity investment in Meridian, a New York-based mortgage brokerage firm. Meridian refers borrowers seeking financing of their multi-family residential and/or commercial real estate loans to the Company as well as to numerous other financial institutions.

     All loans resulting from referrals from Meridian are underwritten by the Company using its loan underwriting standards and procedures. Meridian receives a fee from the borrower upon the funding of the loans by the Company. The Company generally has not paid any referral fees to Meridian. In the future, the Company may consider paying such fees if it is deemed necessary for competitive reasons.

     The loans originated by the Company resulting from referrals by Meridian account for a significant portion of the Company's total loan originations. For the year ended December 31, 2002, such loans accounted for approximately 17.8% of the aggregate amount of loans originated for portfolio and for sale. With respect to the loans which were originated for portfolio in 2002 (excluding mortgage warehouse lines of credit), loans resulting from referrals from Meridian amounted to approximately 39.9% of such loans. In addition, referrals from Meridian accounted for the majority of the loans originated for sale in 2002. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian relationship.

INDEPENDENCE COMMUNITY BANK CORP.

     The Company has also entered into other transactions with Meridian in the normal course of business. Meridian and several of its executive officers have depository relationships with the Bank. In addition, the Bank has made five residential mortgage loans in the ordinary course of the Bank's business to certain of the individual executive officers of Meridian.

     Meridian's stock ownership in the Company amounted to approximately 0.96% of the issued and outstanding shares of the Company's stock at December 31, 2002.

20.  INCOME TAXES

     The components of deferred tax assets and liabilities are summarized as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2002           2001
-----------------------------------------------------------------------------------------
Deferred tax assets:
  Contribution to the Foundation............................    $16,275        $28,269
  Allowance for loan losses.................................     37,810         32,348
  Depreciation..............................................      1,498            538
  Deferred loan fees........................................      6,930          5,711
  Amortization of intangible assets.........................     10,853          9,331
  Nonaccrual interest.......................................      1,514          1,497
  Employee benefits.........................................      1,863          4,983
  Other.....................................................      2,068          1,242
                                                                -------        -------
Gross deferred tax assets...................................     78,811         83,919
                                                                -------        -------
  Valuation allowance for contribution to Foundation........     (5,182)        (4,144)
                                                                -------        -------
Deferred tax assets, net of valuation allowance.............     73,629         79,775
                                                                -------        -------
Deferred tax liabilities:
  Securities available-for-sale.............................      4,311          5,149
  Bad debt recapture under Section 593......................        252            430
  Change in subsidiary tax year.............................         --         29,750
  Deferred compensation.....................................        (95)           160
  Other.....................................................         --            661
                                                                -------        -------
Gross deferred tax liabilities..............................      4,468         36,150
                                                                -------        -------
Net deferred tax assets.....................................    $69,161        $43,625
                                                                =======        =======

     The Company has reported taxable income for federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such net deferred tax asset is expected to be fully realized with the exception of a portion related to the Company's contribution to the Foundation. Accordingly, no other valuation allowance was deemed necessary for the net deferred tax asset at December 31, 2002 and December 31, 2001.

     For federal, state and local income tax purposes, a subsidiary of the Company elected to change its calendar tax year to a 52 - 53 week taxable year in 2001, as allowed under Federal statute and regulations. As a result of this election, the Company had established a deferred tax liability of $29.8 million with respect to income of the subsidiary that would be taxed in 2002. Due to Federal legislation enacted in 2002, the subsidiary has reverted to a calendar tax year and therefore the deferred tax liability was fully recognized.

INDEPENDENCE COMMUNITY BANK CORP.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                  Nine Months
                                                    YEAR ENDED       Ended       Year Ended
                                                   DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                         2002           2001          2001
-------------------------------------------------------------------------------------------
Current:
  Federal........................................    $ 86,421       $14,936       $42,439
  State and local................................       8,644         3,054         3,930
                                                     --------       -------       -------
                                                       95,065        17,990        46,369
                                                     --------       -------       -------
Deferred:
  Federal........................................     (19,536)       20,561          (760)
  State and local................................      (5,944)        2,348          (280)
                                                     --------       -------       -------
                                                      (25,480)       22,909        (1,040)
                                                     --------       -------       -------
Total............................................    $ 69,585       $40,899       $45,329
                                                     ========       =======       =======

     The table below presents a reconciliation between the reported tax provision and the tax provision computed by applying the statutory Federal income tax rate to income before provision for income taxes:

                                                                  Nine Months
                                                    YEAR ENDED       Ended       Year Ended
                                                   DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                         2002           2001          2001
-------------------------------------------------------------------------------------------
Federal income tax provision at statutory
  rates..........................................    $67,195        $38,688       $37,578
Increase in tax resulting from:
  State and local taxes, net of Federal income
     tax effect..................................      1,755          3,511         2,372
  Amortization of goodwill.......................         --             --         5,021
  Other..........................................        635         (1,300)          358
                                                     -------        -------       -------
                                                     $69,585        $40,899       $45,329
                                                     =======        =======       =======

     At December 31, 2002, the base year bad debt reserve for federal income tax purposes which is subject to recapture as taxable income was approximately $30 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of December 31, 2002 for which deferred taxes are not required to be recognized, amounted to approximately $130 million. Accordingly, deferred tax liabilities of approximately $15.9 million have not been recognized as of December 31, 2002.

21.  REGULATORY REQUIREMENTS

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

INDEPENDENCE COMMUNITY BANK CORP.

     Based on its regulatory capital ratios at December 31, 2002 and December 31, 2001, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the following table.

     The Bank's actual capital amounts and ratios are presented in the tables below as of December 31, 2002 and December 31, 2001:

                                                                         TO BE WELL-
                                                      FOR CAPITAL        CAPITALIZED
                                                        ADEQUACY          UNDER FDIC
                                  ACTUAL AMOUNTS      PURPOSES AT         GUIDELINES
                                  AS OF 12/31/02        12/31/02         AT 12/31/02
                                 ----------------   ----------------   ----------------
(DOLLARS IN THOUSANDS)            AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
---------------------------------------------------------------------------------------
Tier I Leverage................  $685,652    8.73%  $314,069   4.00%   $392,586    5.00%
Tier I Risk-Based..............   685,652   10.14%   270,589   4.00%    405,884    6.00%
Total Risk-Based...............   771,002   11.40%   541,179   8.00%    676,473   10.00%

                                                                         To Be Well-
                                                      For Capital        Capitalized
                                                        Adequacy          Under FDIC
                                  Actual Amounts      Purposes at         Guidelines
                                  as of 12/31/01        12/31/01         at 12/31/01
                                 ----------------   ----------------   ----------------
(Dollars In Thousands)            Amount    Ratio    Amount    Ratio    Amount    Ratio
---------------------------------------------------------------------------------------
Tier I Leverage................  $629,575    8.60%  $292,915   4.00%   $366,144    5.00%
Tier I Risk-Based..............   629,575   10.85%   232,156   4.00%    348,233    6.00%
Total Risk-Based...............   708,070   12.20%   464,311   8.00%    580,389   10.00%

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INDEPENDENCE COMMUNITY BANK CORP.

     The book values and estimated fair values of the Company's financial instruments are summarized as follows:

                                              DECEMBER 31, 2002         December 31, 2001
                                           -----------------------   -----------------------
(IN THOUSANDS)                             BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
--------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
     Cash and due from banks.............  $  199,057   $  199,057   $  207,633   $  207,633
     Securities available-for-sale.......   1,263,650    1,263,650    1,027,994    1,027,994
     Loans available-for-sale............     114,379      114,379        3,696        3,696
     Mortgage loans on real estate.......   4,305,705    4,341,291    4,600,032    4,637,079
     Commercial business loans...........     598,267      600,945      665,829      667,053
     Mortgage warehouse lines of
       credit............................     692,434      692,434      446,542      446,542
     Other loans.........................     228,923      228,923      173,907      173,907
     Accrued interest receivable.........      36,530       36,530       37,436       37,436
     FHLB stock..........................     101,578      101,578       85,435       85,435
     Loan servicing assets...............       6,445        6,445        4,273        4,273
FINANCIAL LIABILITIES:
     Core deposits.......................   3,350,808    3,350,808    2,941,138    2,941,138
     Certificates of deposit accounts....   1,589,252    1,615,691    1,853,637    1,871,186
     Borrowings..........................   1,931,550    2,101,984    1,682,788    1,645,112
     Escrow and other deposits...........      34,574       34,574       38,361       38,361
     Trust Preferred Securities..........          --           --       11,067       11,067
     Retained Credit Exposure............       4,453        4,453           --           --
     Interest rate swaps.................      (2,935)      (2,935)          --           --

     The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

     The carrying values of cash and due from banks, loans available-for sale, federal funds sold, other loans, mortgage warehouse lines of credit, accrued interest receivable, deposits and escrow and other deposits all approximate their fair values primarily due to their liquidity and short-term nature.

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

INDEPENDENCE COMMUNITY BANK CORP.

     Certificates of deposit accounts: The estimated fair value for certificates of deposit is based on a discounted cash flow calculation that applies interest rates currently being offered by the Company to its current deposit portfolio.

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

     Retained Credit Exposure: The fair value is based upon the present value of the estimated losses that the portfolio is projected to incur based upon a standard Department of Housing and Urban Development default curve.

     Interest Rate Swaps: Fair values for interest rate swaps are based on securities dealers' estimated market values.

23.  ASSET AND DIVIDEND RESTRICTIONS

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required reserve balance was $9.5 million, $9.5 million and $6.0 million at December 31, 2002, December 31, 2001 and March 31, 2001, respectively.

     Limitations exist on the availability of the Bank's undistributed earnings for the payment of dividends to the Company without prior approval of the Bank's regulatory authorities.

     During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. In December 2000, the Bank requested and received approval of the distribution to the Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as of December 31, 2001, with the remainder distributed in 2002. The distributions were primarily used by the Company to fund the Company's open market stock repurchase programs, dividend payments and the consideration paid in October 2002 to increase the Company's minority investment in Meridian.

INDEPENDENCE COMMUNITY BANK CORP.

24.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                      YEAR ENDED DECEMBER 31, 2002
                                          -----------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
-----------------------------------------------------------------------------------------------
Interest income.........................   $120,804      $124,106      $121,678      $118,915
Interest expense........................     45,977        44,324        43,959        41,319
                                           --------      --------      --------      --------
Net interest income.....................     74,827        79,782        77,719        77,596
Provision for loan losses...............      2,000         2,000         2,000         2,000
                                           --------      --------      --------      --------
Net interest income after provision for
  loan losses...........................     72,827        77,782        75,719        75,596
Non-interest income.....................     16,176        16,793        17,778        24,371
                                           --------      --------      --------      --------
Total income............................     89,003        94,575        93,497        99,967
                                           --------      --------      --------      --------
General and administrative expense......     41,860        43,387        41,699        51,138
Amortization of intangible assets.......      1,919         1,684         1,684         1,684
                                           --------      --------      --------      --------
Income before provision for income
  taxes.................................     45,224        49,504        50,114        47,145
Provision for income taxes..............     16,507        17,821        18,167        17,090
                                           --------      --------      --------      --------
Net income..............................   $ 28,717      $ 31,683      $ 31,947      $ 30,055
                                           ========      ========      ========      ========
Basic earnings per common share.........   $   0.55      $   0.61      $   0.62      $   0.58
                                           ========      ========      ========      ========
Diluted earnings per common share.......   $   0.52      $   0.57      $   0.59      $   0.56
                                           ========      ========      ========      ========
Dividend declared per common share......   $   0.11      $   0.12      $   0.13      $   0.14
                                           ========      ========      ========      ========
Closing price per common share
  High..................................   $ 28.850      $ 34.740      $ 32.280      $ 26.640
                                           ========      ========      ========      ========
  Low...................................   $ 22.500      $ 26.350      $ 23.280      $ 21.270
                                           ========      ========      ========      ========
  End of period.........................   $ 28.130      $ 29.270      $ 25.090      $ 25.380
                                           ========      ========      ========      ========

INDEPENDENCE COMMUNITY BANK CORP.

                                              Nine Months Ended December 31, 2001
                                            ---------------------------------------
(In Thousands, Except Per Share Data)       1st Quarter   2nd Quarter   3rd Quarter
-----------------------------------------------------------------------------------
Interest income...........................   $119,399      $120,914      $121,893
Interest expense..........................     61,101        59,099        52,426
                                             --------      --------      --------
Net interest income.......................     58,298        61,815        69,467
Provision for loan losses.................      1,875         3,000         3,000
                                             --------      --------      --------
Net interest income after provision for
  loan losses.............................     56,423        58,815        66,467
Non-interest income.......................     13,645        13,800        17,028
                                             --------      --------      --------
Total income..............................     70,068        72,615        83,495
                                             --------      --------      --------
General and administrative expense........     35,815        35,930        38,135
Amortization of intangible assets.........      1,922         1,920         1,919
                                             --------      --------      --------
Income before provision for income
  taxes...................................     32,331        34,765        43,441
Provision for income taxes................     12,137        12,689        16,073
                                             --------      --------      --------
Net income................................   $ 20,194      $ 22,076      $ 27,368
                                             ========      ========      ========
Basic earnings per common share...........   $   0.38      $   0.42      $   0.52
                                             ========      ========      ========
Diluted earnings per common share.........   $   0.37      $   0.40      $   0.50
                                             ========      ========      ========
Dividend declared per common share........   $   0.08      $   0.09      $   0.10
                                             ========      ========      ========
Closing price per common share
  High....................................   $ 19.890      $ 25.180      $ 24.850
                                             ========      ========      ========
  Low.....................................   $ 16.625      $ 17.000      $ 20.500
                                             ========      ========      ========
  End of period...........................   $ 19.740      $ 21.730      $ 22.760
                                             ========      ========      ========

INDEPENDENCE COMMUNITY BANK CORP.

25.  PARENT COMPANY DISCLOSURE

     The following Condensed Statement of Financial Condition, as of December 31, 2002 and December 31, 2001 and Condensed Statement of Operations and Cash Flows for the year ended December 31, 2002, nine months ended December 31, 2001 and the year ended March 31, 2001 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

  CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                             DECEMBER 31,    December 31,
(IN THOUSANDS)                                                   2002            2001
------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents..................................    $  5,109        $  6,690
Securities available-for-sale..............................          --           1,323
Investment in subsidiaries.................................     879,024         837,105
Net deferred tax asset.....................................       9,154          15,176
Dividends receivable.......................................          --          19,000
Other assets...............................................      27,506          13,095
                                                               --------        --------
Total assets...............................................    $920,793        $892,389
                                                               ========        ========
LIABILITIES:
Subordinated debentures....................................    $     --        $ 11,856
Accrued expenses and other liabilities.....................         525              --
                                                               --------        --------
Total liabilities..........................................         525          11,856
Stockholders' equity.......................................     920,268         880,533
                                                               --------        --------
Total liabilities and stockholders' equity.................    $920,793        $892,389
                                                               ========        ========

  CONDENSED STATEMENT OF OPERATIONS

                                                                  Nine Months
                                                  YEAR ENDED         Ended        Year Ended
                                                 DECEMBER 31,    December 31,     March 31,
(IN THOUSANDS)                                       2002            2001            2001
---------------------------------------------------------------------------------------------
INCOME:
Interest income................................    $    227         $   152        $   685
Net gain on sales of securities................         562              --          1,477
Other non-interest income......................       2,318             900            615
                                                   --------         -------        -------
                                                      3,107           1,052          2,777
                                                   --------         -------        -------
EXPENSES:
Shareholder expense............................         674             600            647
Other expense..................................         747           1,060          1,418
                                                   --------         -------        -------
                                                      1,421           1,660          2,065
                                                   --------         -------        -------
Income (loss) before provision for income taxes
  and undistributed earnings of subsidiaries...       1,686            (608)           712
Provision for income taxes, net................         150             112            150
                                                   --------         -------        -------
Income (loss) before undistributed earnings of
  subsidiaries.................................       1,536            (720)           562
Equity in undistributed earnings of
  subsidiaries.................................     120,866          70,358         61,474
                                                   --------         -------        -------
Net income.....................................    $122,402         $69,638        $62,036
                                                   ========         =======        =======

INDEPENDENCE COMMUNITY BANK CORP.

  CONDENSED STATEMENT OF CASH FLOWS

                                                                 Nine Months
                                                   YEAR ENDED       Ended       Year Ended
                                                  DECEMBER 31,   December 31,   March 31,
(IN THOUSANDS)                                        2002           2001          2001
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................   $ 122,402       $ 69,638     $  62,036
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of securities......................        (562)            --        (1,477)
Decrease in deferred income taxes...............       4,984          4,855           459
Dividends received from subsidiary..............      94,000         20,000        95,000
(Increase) decrease in other assets.............      (2,539)        (6,856)       14,464
Redemption of subordinated debentures...........     (11,856)            --            --
Increase (decrease) in other liabilities........         525         (8,209)        6,196
Amortization of unearned compensation of ESOP
  and Recognition Plan..........................      17,471         11,469        10,289
Accelerated vesting of stock options............         115            603            --
Undistributed earnings of subsidiaries..........    (120,866)       (70,358)      (61,474)
Other, net......................................          56            274          (531)
                                                   ---------       --------     ---------
Net cash provided by operating activities.......     103,730         21,416       124,962
                                                   ---------       --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in investment in subsidiaries..........          --             --           368
Purchase of securities available-for-sale.......          --             --          (433)
Proceeds on sales of securities.................       1,885             --        11,244
                                                   ---------       --------     ---------
Net cash provided by investing activities.......       1,885             --        11,179
                                                   ---------       --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received on exercise of stock
  options.......................................      11,500          1,078           197
Repurchase of common stock......................     (92,147)       (18,352)     (113,913)
Dividends paid..................................     (26,549)       (14,580)      (17,378)
                                                   ---------       --------     ---------
Net cash used in financing activities...........    (107,196)       (31,854)     (131,094)
                                                   ---------       --------     ---------
Net (decrease) increase in cash and cash
  equivalents...................................      (1,581)       (10,438)        5,047
Cash and cash equivalents at beginning of
  period........................................       6,690         17,128        12,081
                                                   ---------       --------     ---------
Cash and cash equivalents at end of period......   $   5,109       $  6,690     $  17,128
                                                   =========       ========     =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference to "Information With Respect to Nominees for Director, Continuing Directors and Executive Officers" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on May 30, 2003, which will be filed with the SEC prior to April 30, 2003 ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference to "Executive Compensation" in the Definitive Proxy Statement. The reports of the Audit Committee and Compensation Committee included in the Definitive Proxy Statement should not be deemed filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required herein is incorporated by reference to "Beneficial Ownership of Common Stock by Certain Owners and Management" in the Definitive Proxy Statement.

     The following table provides information as of December 31, 2002 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans which include the 1998 Stock Option Plan, 1998 Recognition and Retention Plan and Trust Agreement and the 2002 Stock Incentive Plan (collectively, the "Plans"). Each of the Plans have been approved by the Company's stockholders.

     The table does not include information with respect to shares of Common Stock subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally granted those options. Note 3 to the table sets forth the total number of shares of Common Stock issuable upon the exercise of assumed options as of December 31, 2002 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

                                                                                      NUMBER OF
                                                                                      SECURITIES
                                           NUMBER OF                             REMAINING AVAILABLE
                                       SECURITIES TO BE                          FOR FUTURE ISSUANCE
                                          ISSUED UPON       WEIGHTED-AVERAGE         UNDER EQUITY
                                          EXERCISE OF       EXERCISE PRICE OF        COMPENSATION
                                          OUTSTANDING          OUTSTANDING         PLANS (EXCLUDING
                                       OPTIONS, WARRANTS    OPTIONS, WARRANTS    SECURITIES REFLECTED
                                          AND RIGHTS           AND RIGHTS           IN COLUMN (A))
PLAN CATEGORY                                 (A)                  (B)                   (C)
-------------                          -----------------   -------------------   --------------------
Equity compensation plans approved by
  security holders...................      7,436,389(1)          $15.77(1)            2,254,422(2)(3)
Equity compensation plans not
  approved by security holders(4)....          5,000              12.94                      --
                                           ---------             ------               ---------
     Total...........................      7,441,389             $15.77               2,254,422
                                           =========             ======               =========

---------------

(1) Included in such number are 747,205 shares which are subject to restricted stock grants which were not vested as of December 31, 2002. The weighted average exercise price excludes restricted stock grants.

(2) Does not take into account shares available for future issuance under the Directors' Fee Plan, under which the $20,000 annual retainer payable to each of the Company's non-employee directors is payable in shares of Common Stock. Because the number of shares of Common Stock issuable under the Directors' Fee Plan is based on a formula and not a specific reserve amount, the number of shares which may be issued pursuant to this plan in the future is not determinable. This plan was approved by stockholders in May 2001. During the year ended December 31, 2002, a total of 9,728 shares were issued under this plan.

(3) The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2002, a total of 138,254 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $8.99 per share.

(4) Consists of a single grant of options to a non-employee director upon appointment to the Board of Directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference to "Executive Compensation -- Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of the Company's Disclosure Controls and Internal
Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") in accordance with the provisions of Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

     Disclosure Controls are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company, including its consolidated subsidiaries, during the period for which its periodic reports are being prepared.

     In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Report

     (1) The following financial statements are incorporated by reference from
         Item 8 hereof:

        Report of Independent Auditors

        Consolidated Statements of Financial Condition as of December 31, 2002 and December 31, 2001.

        Consolidated Statements of Operations for the Year Ended December 31, 2002, Nine Months Ended December 31, 2001 and the Year Ended March 31, 2001.

        Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 2002, Nine Months Ended December 31, 2001 and the Year Ended March 31, 2001.

        Consolidated Statements of Cash Flows for the Year Ended December 31, 2002, Nine Months Ended December 31, 2001 and the Year Ended March 31, 2001.

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

EXHIBIT INDEX

3.1(1)     Certificate of Incorporation of Independence Community Bank
           Corp.
3.2(2)     Bylaws, as amended, of Independence Community Bank Corp.
4.0(1)     Specimen Stock Certificate of Independence Community Bank
           Corp.
10.1(1)    Form of Change of Control Agreement entered into among
           Independence Community Bank Corp., Independence Community
           Bank and certain senior executive officers of the Company
           and the Bank.
10.2(1)    Form of Change in Control Agreement entered into between
           Independence Community Bank and certain officers thereof.
10.3(1)    Form of Change of Control Agreement entered into among
           Independence Community Bank Corp., Independence Community
           Bank and certain executive officers of the Company and the
           Bank.
10.4(1)    Form of Change of Control Agreement to be entered into
           between Independence Community Bank and certain executive
           officers thereof.
10.5(3)    Independence Community Bank Severance Plan.
10.6(4)    1998 Stock Option Plan.
10.7(4)    1998 Recognition and Retention Plan and Trust Agreement.
10.8(5)    Broad National Bancorporation Incentive Stock Option Plan.
10.9(5)    1993 Broad National Incentive Stock Option Plan.
10.10(5)   1993 Broad National Directors Non-Statutory Stock Option
           Plan.
10.11(5)   1996 Broad National Incentive Stock Option Plan.
10.12(5)   1996 Broad National Bancorporation Directors Non-Statutory
           Stock Option Plan.
10.13(6)   1996 Statewide Financial Corporation Incentive Stock Option
           Plan.
10.14(7)   Deferred Compensation Plan.
10.15(7)   Directors Fiscal 2002 Stock Retainer Plan.
10.16(8)   Directors Fee Plan.
10.17(9)   Independence Community Bank Executive Management Incentive
           Compensation Plan (April 1, 2001 -- December 31, 2001).
10.18      Independence Community Bank Executive Management Incentive
           Compensation Plan, as amended (January 1, 2002 -- December
           31, 2002), filed herein.

10.19(10)  2002 Stock Incentive Plan
11.0 Statement re computation of per share earnings -- Reference is made to Item 8. "Financial Statements and Supplementary
           Data" for the required information.
21.0       Subsidiaries of the Registrant -- Reference is made to Item
           2. "Business" for the required information.
23.1       Consent of Ernst & Young LLP
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
 (1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-30757) filed by the Company with the SEC on July 3, 1997.

 (2) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed by the Company with the SEC on November 14, 2002.

 (3) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 filed by the Company with the SEC on June 28, 1999.

 (4) Incorporated herein by reference from the Company's definitive proxy statement filed by the Company with the SEC on August 17, 1998.

 (5) Incorporated herein by reference from the Company's registration statement on Form S-8 (Registration No. 333-85981) filed by the Company with the SEC on August 26, 1999.

 (6) Incorporated herein by reference from the Company's registration statement on Form S-8 (Registration No. 333-95767) filed by the Company with the SEC on January 31, 2000.

 (7) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed by the Company with the SEC on June 22, 2001.

 (8) Incorporated herein by reference from the Company's definitive proxy statement filed by the Company with the SEC on June 22, 2001.

 (9) Incorporated herein by reference from the Company's Annual Report on Form 10-KT for the transition period from April 1, 2001 to December 31, 2001 filed by the Company with the SEC on March 28, 2002.

(10) Incorporated herein by reference from the Company's definitive proxy statement filed by the Company with the SEC on April 10, 2002.

     (b) Reports on Form 8-K

     The following Current Report on Form 8-K was filed during the quarter ended December 31, 2002.

DATE               ITEM AND DESCRIPTION
----               --------------------
December 16, 2002  9-  On December 16, 2002, the Company announced that its
                   President and Chief Executive Officer had presented at The
                       New York Society of Security Analysts' 4th Annual
                       Banking Conference. In the Company's presentation, Mr.
                       Fishman, among other things, confirmed that management
                       was comfortable with the current earnings consensus
                       estimate of $2.25 per diluted share for the fiscal year
                       ended December 31, 2002.

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

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

                       NAME                                                                    DATE
                       ----                                                                    ----
               /s/ CHARLES J. HAMM                         Chairman of the Board          March 31, 2003
 ------------------------------------------------
                 Charles J. Hamm

                /s/ DONALD M. KARP                       Vice Chairman of the Board       March 31, 2003
 ------------------------------------------------
                  Donald M. Karp

               /s/ VICTOR M. RICHEL                      Vice Chairman of the Board       March 31, 2003
 ------------------------------------------------
                 Victor M. Richel

               /s/ ALAN H. FISHMAN                     President and Chief Executive      March 31, 2003
 ------------------------------------------------                 Officer
                 Alan H. Fishman

                /s/ JOHN B. ZURELL                    Executive Vice President, Chief     March 31, 2003
 ------------------------------------------------     Financial Officer and Principal
                  John B. Zurell                             Accounting Officer

              /s/ WILLARD N. ARCHIE                               Director                March 31, 2003
 ------------------------------------------------
                Willard N. Archie

               /s/ ROBERT B. CATELL                               Director                March 31, 2003
 ------------------------------------------------
                 Robert B. Catell

                /s/ ROHIT M. DESAI                                Director                March 31, 2003
 ------------------------------------------------
                  Rohit M. Desai

              /s/ CHAIM Y. EDELSTEIN                              Director                March 31, 2003
 ------------------------------------------------
                Chaim Y. Edelstein

              /s/ DONALD H. ELLIOTT                               Director                March 31, 2003
 ------------------------------------------------
                Donald H. Elliott

              /s/ ROBERT W. GELFMAN                               Director                March 31, 2003
 ------------------------------------------------
                Robert W. Gelfman

                /s/ SCOTT M. HAND                                 Director                March 31, 2003
 ------------------------------------------------
                  Scott M. Hand

                       NAME                                                                    DATE
                       ----                                                                    ----

                                                                  Director                March 31, 2003
 ------------------------------------------------
                Donald E. Kolowsky

                 /s/ JANINE LUKE                                  Director                March 31, 2003
 ------------------------------------------------
                   Janine Luke

                /s/ MALCOLM MACKAY                                Director                March 31, 2003
 ------------------------------------------------
                  Malcolm MacKay

              /s/ JOSEPH S. MORGANO                               Director                March 31, 2003
 ------------------------------------------------
                Joseph S. Morgano

            /s/ MARIA FIORINI RAMIREZ                             Director                March 31, 2003
 ------------------------------------------------
              Maria Fiorini Ramirez

              /s/ WESLEY D. RATCLIFF                              Director                March 31, 2003
 ------------------------------------------------
                Wesley D. Ratcliff

                     CERTIFICATION PURSUANT TO RULE 13A-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alan H. Fishman, the President and Chief Executive Officer of Independence Community Bank Corp., certify that:

          1. I have reviewed this annual report on Form 10-K of Independence Community Bank Corp.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ ALAN H. FISHMAN
                                          --------------------------------------
                                                     Alan H. Fishman
                                          President and Chief Executive Officer

Date: March 31, 2003

                     CERTIFICATION PURSUANT TO RULE 13A-14
              OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John B. Zurell, the Executive Vice President, Chief Financial Officer and Principal Accounting Officer of Independence Community Bank Corp., certify that:

          1. I have reviewed this annual report on Form 10-K of Independence Community Bank Corp.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ JOHN B. ZURELL
                                          --------------------------------------
                                                      John B. Zurell
                                             Executive Vice President, Chief
                                              Financial Officer & Principal
                                                    Accounting Officer

Date: March 31, 2003