Form 10-Q
period 2003-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2003-05-14
CIK 945734

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                              Yes  [X]     No  [ ]

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12-b-2 of the Exchange Act.

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At May 7, 2003, the registrant had 54,963,835 shares of common stock ($.01 par value per share) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INDEPENDENCE COMMUNITY BANK CORP.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I   Financial Information
  Item 1      Financial Statements
              Consolidated Statements of Financial Condition as of March
                31, 2003 (unaudited) and December 31, 2002................    2
              Consolidated Statements of Income for the three months ended
                March 31, 2003 and 2002 (unaudited).......................    3
              Consolidated Statements of Changes in Stockholders' Equity
                for the three months ended March 31, 2003 and 2002
                (unaudited)...............................................    4
              Consolidated Statements of Cash Flows for the three months
                ended March 31, 2003 and 2002 (unaudited).................    5
              Notes to Consolidated Financial Statements (unaudited)......    6
  Item 2      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   25
  Item 3      Quantitative and Qualitative Disclosures About Market
                Risk......................................................   39
  Item 4      Controls and Procedures.....................................   42
Part II  Other Information
  Item 1      Legal Proceedings...........................................   43
  Item 2      Changes in Securities and Use of Proceeds...................   43
  Item 3      Defaults upon Senior Securities.............................   43
  Item 4      Submission of Matters to a Vote of Security Holders.........   43
  Item 5      Other Information...........................................   43
  Item 6      Exhibits and Reports on Form 8-K............................   43
Signatures................................................................   44
Certifications............................................................   45

                       INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              MARCH 31, 2003   DECEMBER 31, 2002
                                                              --------------   -----------------
                                                               (UNAUDITED)         (AUDITED)
ASSETS:
Cash and due from banks -- interest-bearing.................    $   72,514        $   49,587
Cash and due from banks -- non-interest-bearing.............       116,115           149,470
                                                                ----------        ----------
    Total cash and cash equivalents.........................       188,629           199,057
                                                                ----------        ----------
Securities available-for-sale:
  Investment securities ($16,260 and $13,593 pledged to
    creditors, respectively)................................       309,507           224,908
  Mortgage-related securities ($567,662 and $599,041 pledged
    to creditors, respectively).............................     1,410,488         1,038,742
                                                                ----------        ----------
    Total securities available-for-sale.....................     1,719,995         1,263,650
                                                                ----------        ----------
Loans available-for-sale....................................        31,179           114,379
                                                                ----------        ----------
Mortgage loans..............................................     4,090,144         4,298,040
Other loans.................................................     1,466,556         1,519,333
                                                                ----------        ----------
    Total loans.............................................     5,556,700         5,817,373
    Less: allowance for possible loan losses................       (76,787)          (80,547)
                                                                ----------        ----------
    Total loans, net........................................     5,479,913         5,736,826
                                                                ----------        ----------
Premises, furniture and equipment, net......................        87,372            85,395
Accrued interest receivable.................................        37,513            36,530
Goodwill....................................................       185,161           185,161
Intangible assets, net......................................           618             2,046
Bank owned life insurance ("BOLI")..........................       170,554           168,357
Other assets................................................       214,980           232,242
                                                                ----------        ----------
    Total assets............................................    $8,115,914        $8,023,643
                                                                ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
  Savings deposits..........................................    $1,576,237        $1,574,531
  Money market deposits.....................................       190,043           192,647
  Active management accounts ("AMA") deposits...............       523,124           495,849
  Interest-bearing demand deposits..........................       523,740           493,997
  Non-interest-bearing demand deposits......................       619,957           593,784
  Certificates of deposit...................................     1,547,927         1,589,252
                                                                ----------        ----------
    Total deposits..........................................     4,981,028         4,940,060
                                                                ----------        ----------
Borrowings..................................................     1,931,550         1,931,550
Escrow and other deposits...................................       102,955            34,574
Accrued expenses and other liabilities......................       179,292           197,191
                                                                ----------        ----------
    Total liabilities.......................................     7,194,825         7,103,375
                                                                ----------        ----------
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 55,212,455 and
    56,248,898 shares outstanding at March 31, 2003 and
    December 31, 2002, respectively.........................           760               760
  Additional paid-in-capital................................       743,688           742,006
  Treasury stock at cost: 20,831,295 and 19,794,852 shares
    at March 31, 2003 and December 31, 2002, respectively...      (347,871)         (318,182)
  Unallocated common stock held by ESOP.....................       (72,918)          (74,154)
  Unvested awards under Recognition Plan....................       (10,122)          (11,782)
  Retained earnings, substantially restricted...............       601,097           575,927
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-for-sale,
       net of tax...........................................         9,390             7,564
    Net unrealized losses on cash flow hedges, net of tax...        (2,935)           (1,871)
                                                                ----------        ----------
    Total stockholders' equity..............................       921,089           920,268
                                                                ----------        ----------
    Total liabilities and stockholders' equity..............    $8,115,914        $8,023,643
                                                                ==========        ==========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
INTEREST INCOME:
Mortgage loans..............................................  $ 72,512   $ 84,470
Other loans.................................................    19,887     18,519
Loans available-for-sale....................................     1,506         81
Investment securities.......................................     2,592      1,841
Mortgage-related securities.................................    12,190     14,170
Other.......................................................     2,009      1,723
                                                              --------   --------
  Total interest income.....................................   110,696    120,804
                                                              --------   --------
INTEREST EXPENSE:
Deposits....................................................    14,990     23,312
Borrowings..................................................    22,681     22,404
Trust preferred securities..................................        --        261
                                                              --------   --------
  Total interest expense....................................    37,671     45,977
                                                              --------   --------
Net interest income.........................................    73,025     74,827
Provision for loan losses...................................     2,000      2,000
                                                              --------   --------
  Net interest income after provision for loan losses.......    71,025     72,827
NON-INTEREST INCOME:
Net gain on sales of loans and securities...................        27        190
Mortgage-banking activities.................................     8,649      2,162
Service fees................................................    14,681     11,599
BOLI........................................................     2,197      1,685
Other.......................................................       683        540
                                                              --------   --------
  Total non-interest income.................................    26,237     16,176
                                                              --------   --------
NON-INTEREST EXPENSE:
Compensation and employee benefits..........................    23,819     22,431
Occupancy costs.............................................     5,930      5,786
Data processing fees........................................     2,580      2,561
Advertising.................................................     1,720      1,565
Amortization of intangible assets...........................     1,427      1,919
Other.......................................................    10,475      9,517
                                                              --------   --------
  Total non-interest expense................................    45,951     43,779
                                                              --------   --------
Income before provision for income taxes....................    51,311     45,224
Provision for income taxes..................................    18,343     16,507
                                                              --------   --------
  Net income................................................  $ 32,968   $ 28,717
                                                              ========   ========
Basic earnings per share....................................  $   0.65   $   0.55
                                                              ========   ========
Diluted earnings per share..................................  $   0.62   $   0.52
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                 UNEARNED
                                                                                  COMMON
                                                                 UNALLOCATED    STOCK HELD                ACCUMULATED
                                        ADDITIONAL                 COMMON           BY                       OTHER
                               COMMON    PAID-IN     TREASURY    STOCK HELD    RECOGNITION    RETAINED   COMPREHENSIVE
                               STOCK     CAPITAL       STOCK       BY ESOP         PLAN       EARNINGS   INCOME/(LOSS)    TOTAL
                               ------   ----------   ---------   -----------   ------------   --------   -------------   --------
Balance -- December 31,
  2002.......................   $760     $742,006    $(318,182)   $(74,154)      $(11,782)    $575,927      $ 5,693      $920,268
Comprehensive income:
  Net income for the three
    months ended March 31,
    2003.....................     --           --           --          --             --       32,968           --        32,968
  Other comprehensive income,
    net of tax of $1.1
    million
    Change in net unrealized
      losses on cash flow
      hedges, net of tax of
      $0.4 million...........     --           --           --          --             --           --       (1,201)       (1,201)
    Change in net unrealized
      gains on securities
      available-for-sale, net
      of tax of $0.7
      million................     --           --           --          --             --           --        1,963         1,963
                                ----     --------    ---------    --------       --------     --------      -------      --------
Comprehensive income.........     --           --           --          --             --       32,968          762        33,730
Repurchase of common stock
  (1,275,500 shares).........     --           --      (32,945)         --             --           --           --       (32,945)
Treasury stock issued for
  options exercised (169,057
  shares)....................     --          220        3,256          --             --           --           --         3,476
Dividends declared...........     --           --           --          --             --       (7,798)          --        (7,798)
ESOP shares committed to be
  released...................     --          586           --       1,236             --           --           --         1,822
Amortization of earned
  portion of Recognition
  Plan.......................     --          876           --          --          1,660           --           --         2,536
                                ----     --------    ---------    --------       --------     --------      -------      --------
Balance -- March 31, 2003....   $760     $743,688    $(347,871)   $(72,918)      $(10,122)    $601,097      $ 6,455      $921,089
                                ====     ========    =========    ========       ========     ========      =======      ========
Balance -- December 31,
  2001.......................   $760     $734,773    $(247,184)   $(79,098)      $(17,641)    $480,074      $ 8,849      $880,533
Comprehensive income:
  Net income for the three
    months ended March 31,
    2002.....................     --           --           --          --             --       28,717           --        28,717
  Other comprehensive income,
    net of tax of $0.9
    million
    Change in net unrealized
      gains on securities
      available-for-sale, net
      of tax of $0.9
      million................     --           --           --          --             --           --       (7,104)       (7,104)
    Less: reclassification
      adjustment of net
      losses realized in net
      income, net of tax.....     --           --           --          --             --           --            1             1
                                ----     --------    ---------    --------       --------     --------      -------      --------
Comprehensive income.........     --           --           --          --             --       28,717       (7,103)       21,614
Repurchase of common stock
  (1,046,100 shares).........     --           --      (26,832)         --             --           --           --       (26,832)
Treasury stock issued for
  options exercised (325,208
  shares)....................     --         (368)       4,634          --             --           --           --         4,266
Dividends declared...........     --           --           --          --             --       (5,919)          --        (5,919)
Accelerated vesting of stock
  options....................     --          115           --          --             --           --           --           115
ESOP shares committed to be
  released...................     --          615           --       1,236             --           --           --         1,851
Amortization of earned
  portion of Recognition
  Plan.......................     --          562           --          --          1,744           --           --         2,306
                                ----     --------    ---------    --------       --------     --------      -------      --------
Balance -- March 31, 2002....   $760     $735,697    $(269,382)   $(77,862)      $(15,897)    $502,872      $ 1,746      $877,934
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

                       INDEPENDENCE COMMUNITY BANK CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    32,968   $    28,717
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses...................................        2,000         2,000
Net gain on sales of loans and securities...................          (27)         (190)
Originations of loans available-for-sale....................     (524,091)     (263,267)
Proceeds from sales of loans available-for-sale.............      611,051       235,837
Amortization of deferred income and premiums................        1,629        (1,356)
Amortization of intangibles.................................        1,427         1,919
Amortization of unearned compensation of ESOP and
  Recognition Plan..........................................        4,358         4,157
Depreciation and amortization...............................        2,782         2,999
Deferred income tax provision...............................        2,932         1,575
Increase in accrued interest receivable.....................         (983)       (1,621)
Decrease (increase) in accounts receivable-securities
  transactions..............................................        1,623        (1,780)
Decrease (increase) in other accounts receivable............            5       (10,025)
Decrease in accrued expenses and other liabilities..........      (20,718)      (76,565)
Other, net..................................................        4,067          (470)
                                                              -----------   -----------
Net cash provided by (used in) operating activities.........      119,023       (78,070)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases.............................     (261,279)     (274,384)
Principal payments on loans.................................      497,446       270,096
Advances on mortgage warehouse lines of credit..............   (2,393,180)   (1,370,447)
Repayments on mortgage warehouse lines of credit............    2,412,412     1,462,384
Proceeds from sale of securities available-for-sale.........        3,072        49,857
Proceeds from maturities of securities available-for-sale...        5,000         4,007
Principal collected on securities available-for-sale........      367,107       125,679
Purchases of securities available-for-sale..................     (831,289)     (443,169)
Redemption (purchase) of Federal Home Loan Bank stock.......        5,000        (9,750)
Proceeds from sale of other real estate.....................            1            61
Net additions to premises, furniture and equipment..........       (4,759)       (6,275)
                                                              -----------   -----------
Net cash used in investing activities.......................     (200,469)     (191,941)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................       82,293       219,617
Net decrease in time deposits...............................      (41,325)      (94,404)
Net increase in borrowings..................................           --       202,662
Net increase in escrow and other deposits...................       68,381        36,002
Proceeds from exercise of stock options.....................        2,412         4,266
Repurchase of common stock..................................      (32,945)      (26,832)
Dividends paid..............................................       (7,798)       (5,919)
                                                              -----------   -----------
Net cash provided by financing activities...................       71,018       335,392
                                                              -----------   -----------
Net (decrease) increase in cash and cash equivalents........      (10,428)       65,381
Cash and cash equivalents at beginning of period............      199,057       207,633
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   188,629   $   273,014
                                                              ===========   ===========
SUPPLEMENTAL INFORMATION
  Income taxes paid.........................................  $     2,320   $     1,426
                                                              ===========   ===========
  Interest paid.............................................  $    40,228   $    47,206
                                                              ===========   ===========
  Income tax benefit realized from exercise of stock
     options................................................  $       831   $     1,368
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

     Additionally, the Bank established, in accordance with the requirements of the New York State Banking Department (the "Department"), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank's total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the Conversion. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders have reduced their qualifying deposits as of each March 31st. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or a supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

     In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

     The Bank provides financial services primarily to individuals and small to medium-sized businesses within the New York City metropolitan area. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Department.

     The Board of Directors declared the Company's nineteenth consecutive quarterly cash dividend on April 25, 2003. The dividend amounted to $0.16 per share of common stock and is payable on May 22, 2003 to stockholders of record on May 8, 2003.

     On October 25, 2002 the Company announced that its Board of Directors authorized the tenth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. As of March 31, 2003, a total of 1,719,271 shares had been repurchased at an average cost of $25.66 per share

                       INDEPENDENCE COMMUNITY BANK CORP.

under the tenth repurchase plan. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.

     The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company's minority equity investment in Meridian Capital Group LLC ("Meridian"), a New York-based mortgage brokerage firm. Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the 1998 Stock Option Plan ("Option Plan"), the Directors Fee Plan and the 2002 Stock Incentive Plan ("Stock Incentive Plan").

     During the quarter ended March 31, 2003, the Company repurchased 1,275,500 shares of its common stock at a cost of $32.9 million. The Company also issued 239,057 shares of treasury stock in connection with the exercise of options receiving $3.3 million in payment of the exercise price. At March 31, 2003, the Company had repurchased a total of 32,022,116 shares pursuant to the ten repurchase programs at an aggregate cost of $509.0 million and reissued 11,190,821 shares at $161.9 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Financial Statement Presentation

     The accompanying consolidated financial statements of the Company were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation. The Company uses the equity method of accounting for investments in less than majority-owned entities.

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

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

  Critical Accounting Estimates

     The Company has identified the evaluation of the allowance for loan losses, goodwill and deferred tax assets as critical accounting estimates where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. A description of these policies, which significantly affect the determination of the Company's financial condition and results of operations are summarized in Note 2 ("Summary of Significant Accounting Policies") of the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

                       INDEPENDENCE COMMUNITY BANK CORP.

  Stock Compensation Expense

     For stock options granted prior to January 1, 2003, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. To date, no compensation expense has been recorded at the time of grant for stock options, since, for all granted options, the market price on date of grant equaled the amount employees or directors must pay to acquire the stock. However, compensation expense has been recognized as a result of the accelerated vesting of options occurring upon the retirement of senior officers. Under the terms of the Company's option plans, unvested options held by retiring senior officers and non-employee directors of the Company only vest upon retirement if the Board of Directors or the Committee administering the Option Plan allow the acceleration of the vesting of such unvested options.

     Effective January 1, 2003, the Company recognizes stock-based compensation expense, on options granted subsequent to January 1, 2003 and in subsequent years, in accordance with the fair value-based method of accounting described in SFAS No. 123, "Accounting for Stock-Based Compensation, as amended." See Note 5.

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

  Business

     The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. The Bank currently operates 78 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester Counties of New York and the northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Company currently expects to expand its branch network through the opening of approximately ten branch locations during the next twelve to eighteen months. During the quarter ended March 31, 2003, the Company opened three new locations, two in Manhattan and one in northern New Jersey. In April 2003, the Company continued its expansion into Manhattan with the opening of another facility. The Bank's deposits are insured by the Bank Insurance Fund and the Savings Association Insurance Fund administered by the FDIC to the maximum extent permitted by law. The Bank is subject to examination and regulation by the FDIC, which is the Bank's primary federal regulator, and the Department, which is the Bank's chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB system. The Company is subject to the examination and regulation of the OTS as a registered savings and loan holding company.

                       INDEPENDENCE COMMUNITY BANK CORP.

3. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

  Obligations Associated with Disposal Activities

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application permitted. The adoption of SFAS No. 146 effective January 1, 2003 did not have a material impact on the Company's financial condition or results of operations.

  Accounting for Stock-Based Compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual as well as interim financial statements. The provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. In January 2003, the Company announced that beginning in 2003 it will recognize compensation expense on options granted in 2003 and in subsequent years in accordance with the prospective fair value-based method of accounting described in SFAS No. 123, as amended. The implementation of SFAS No. 148 did not have a material effect on the Company's financial condition or results of operations since no grants were issued during the quarter ended March 31, 2003.

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

4. EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and unvested shares held in the 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") are not

                       INDEPENDENCE COMMUNITY BANK CORP.

considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS.

     The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

                                                           FOR THE QUARTER   FOR THE QUARTER
                                                                ENDED             ENDED
                                                           MARCH 31, 2003    MARCH 31, 2002
                                                           ---------------   ---------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Numerator:
  Net income.............................................      $32,968           $28,717
                                                               =======           =======
Denominator:
  Weighted average number of common shares outstanding --
     basic...............................................       50,693            51,927
  Weighted average number of common stock equivalents
     (restricted stock and options)......................        2,518             2,974
                                                               -------           -------
  Weighted average number of common shares and common
     stock equivalents -- diluted........................       53,211            54,901
                                                               =======           =======
Basic earning per share..................................      $   .65           $   .55
                                                               =======           =======
Diluted earnings per share...............................      $   .62           $   .52
                                                               =======           =======

     At March 31, 2003 and March 31, 2002, respectively, there were 867,650 and 5,833 shares that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

5. BENEFIT PLANS

  Employee Stock Ownership Plan

     The Company established the ESOP for full-time employees in March 1998 in connection with the Bank's conversion to stock form. To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $1.8 million and $2.0 million to the ESOP during the quarters ended March 31, 2003 and 2002, respectively. Dividends paid on ESOP shares, which reduced the Bank's contribution to the ESOP and were utilized to repay the ESOP loan, totaled $0.8 million and $0.6 million for the quarters ended March 31, 2003 and 2002, respectively. The loan from the Company had an outstanding balance of $86.3 million and $87.0 million at March 31, 2003 and December 31, 2002, respectively.

     Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated will first be used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon includable compensation in the year of allocation. Forfeitures from the 401(k) Plan match portions will be used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the

                       INDEPENDENCE COMMUNITY BANK CORP.

ESOP participants will be allocated among the participants. Compensation expense related to the 70,411 shares committed to be released during the three months ended March 31, 2003 was $1.6 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At March 31, 2003, there were 1,200,127 shares allocated, 4,224,653 shares unallocated and 208,090 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At March 31, 2003, the 4,224,653 unallocated shares had a fair value of $111.7 million.

 Recognition Plan

     The Recognition Plan was implemented in September 1998 and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted 11,000 performance-based shares in the year ended December 31, 2002 and non-performance share awards covering 105,363 shares, 91,637 shares and 23,492 shares during the nine months ended December 31, 2001, the year ended December 31, 2002 and the three months ended March 31, 2003, respectively.

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

     Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $2.5 million and $2.3 million related to the Recognition Plan for the three months ended March 31, 2003 and 2002, respectively.

 Stock Option Plans

     The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted to date has an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost at date of grant has been recognized.

     Beginning in 2003, the Company recognizes stock-based compensation expense, on options granted in 2003 and in subsequent years, in accordance with the fair value-based method of accounting described in SFAS No. 123, "Accounting for Stock-Based Compensation." There were no options granted during the quarter ended March 31, 2003 and therefore no compensation expense was recognized under this statement.

                       INDEPENDENCE COMMUNITY BANK CORP.

 1998 Stock Option Plan

     The 1998 Stock Option Plan (the "Option Plan") was implemented in September 1998. The Option Plan may grant options covering shares aggregating in total 7,041,088 shares (10% of the shares of common stock sold in the Conversion excluding the shares contributed to the Foundation). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier to occur of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company. On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. The Board of Directors granted options covering 93,000 and 300,500 shares, respectively, during the year ended December 31, 2002 and the nine months ended December 31, 2001. There were no shares granted from the Option Plan during the three months ended March 31, 2003. The granting of these options did not affect the Company's results of operations for the quarter ended March 31, 2003 or its statement of condition at March 31, 2003. In the year ended December 31, 2002 and the nine months ended December 31, 2001, the Committee administering the Plan approved the acceleration of 8,000 and 105,617 options due to the retirement of senior officers, resulting in $0.1 million and $0.6 million of compensation expense, respectively. At March 31, 2003, there were 5,586,761 shares outstanding pursuant to the 1998 Stock Option Plan.

 2002 Stock Incentive Plan

     The 2002 Stock Incentive Plan ("Stock Incentive Plan") was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which can not exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 789,650 shares during the year ended December 31, 2002. There were no options granted from the Stock Incentive Plan during the three months ended March 31, 2003. The granting of these options did not affect the Company's results of operations for the quarter ended March 31, 2003 or its statement of condition at March 31, 2003.

 Other Stock Plans

     Broad National Bancorporation ("Broad") and Statewide Financial Corp. ("Statewide")(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At March 31, 2003, there were 138,254 options outstanding related to these plans.

                       INDEPENDENCE COMMUNITY BANK CORP.

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

                                                                  FOR THE THREE
                                                                  MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003         2002
                                                              --------     --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net income:
  As reported...............................................  $32,968      $28,717
  Deduct: Total stock-based employee compensation expense
     determined under fair value method for all awards, net
     of related tax effects.................................   (2,205)      (1,729)
                                                              -------      -------
  Pro forma.................................................  $30,763      $26,988
                                                              =======      =======
Basic earnings per share:
  As reported...............................................  $   .65      $   .55
                                                              =======      =======
  Pro forma.................................................  $   .61      $   .52
                                                              =======      =======
Diluted earnings per share:
  As reported...............................................  $   .62      $   .52
                                                              =======      =======
  Pro forma.................................................  $   .58      $   .49
                                                              =======      =======

                       INDEPENDENCE COMMUNITY BANK CORP.

6. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale at March 31, 2003 were as follows:

                                                         GROSS        GROSS      ESTIMATED
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                             COST        GAINS        LOSSES       VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies.......  $   92,058    $   415      $    --     $   92,473
     Corporate..........................     134,646      3,558         (389)       137,815
     Municipal..........................       5,413        321           --          5,734
                                          ----------    -------      -------     ----------
  Total debt securities.................     232,117      4,294         (389)       236,022
                                          ----------    -------      -------     ----------
  Equity securities:
     Preferred..........................      67,800      4,883         (435)        72,248
     Common.............................         386        851           --          1,237
                                          ----------    -------      -------     ----------
  Total equity securities...............      68,186      5,734         (435)        73,485
                                          ----------    -------      -------     ----------
Total investment securities.............     300,303     10,028         (824)       309,507
                                          ----------    -------      -------     ----------
Mortgage-related securities:
  Fannie Mae pass through
     certificates.......................     261,765      4,697           --        266,462
  Government National Mortgage
     Association ("GNMA") pass through
     certificates.......................      13,265      1,033           --         14,298
  Freddie Mac pass through
     certificates.......................       7,833        488           (4)         8,317
  Collateralized mortgage obligation
     bonds..............................   1,121,665      3,282       (3,536)     1,121,411
                                          ----------    -------      -------     ----------
Total mortgage-related securities.......   1,404,528      9,500       (3,540)     1,410,488
                                          ----------    -------      -------     ----------
Total securities available-for-sale.....  $1,704,831    $19,528      $(4,364)    $1,719,995
                                          ==========    =======      =======     ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 2002 were as follows:

                                                         GROSS        GROSS      ESTIMATED
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                             COST        GAINS        LOSSES       VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies.......  $   14,578    $    59      $    (3)    $   14,634
     Corporate..........................     154,680      1,219         (607)       155,292
     Municipal..........................       5,413        322           --          5,735
                                          ----------    -------      -------     ----------
  Total debt securities.................     174,671      1,600         (610)       175,661
                                          ----------    -------      -------     ----------
  Equity securities:
     Preferred..........................      47,435        649           --         48,084
     Common.............................         386        777           --          1,163
                                          ----------    -------      -------     ----------
  Total equity securities...............      47,821      1,426           --         49,247
                                          ----------    -------      -------     ----------
Total investment securities.............     222,492      3,026         (610)       224,908
                                          ----------    -------      -------     ----------
Mortgage-related securities:
  Fannie Mae pass through
     certificates.......................     274,911      3,605           --        278,516
  GNMA pass through certificates........      14,807      1,124           --         15,931
  Freddie Mac pass through
     certificates.......................       8,422        483           (6)         8,899
  Collateralized mortgage obligation
     bonds..............................     731,126      5,069         (799)       735,396
                                          ----------    -------      -------     ----------
Total mortgage-related securities.......   1,029,266     10,281         (805)     1,038,742
                                          ----------    -------      -------     ----------
Total securities available-for-sale.....  $1,251,758    $13,307      $(1,415)    $1,263,650
                                          ==========    =======      =======     ==========

7. LOANS AVAILABLE-FOR-SALE

     Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Loans available-for-sale:
  Single-family residential.................................   $ 5,054      $  7,576
  Multi-family residential..................................    26,125       106,803
                                                               -------      --------
Total loans available-for-sale..............................   $31,179      $114,379
                                                               =======      ========

     The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the quarter ended March 31, 2003, the Company originated for sale $490.0 million and sold $570.5 million of fixed-rate multi-family loans in the secondary market with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the

                       INDEPENDENCE COMMUNITY BANK CORP.

associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio or
(ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company's underwriting guidelines. At March 31, 2003, the Company serviced $2.47 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $156.1 million.

     The maximum loss exposure of the associated credit risk related to the loans sold to Fannie Mae under this program is calculated pursuant to a review of each loan sold to Fannie Mae. A risk level is assigned to each such loan based upon the loan product, debt service coverage ratio and loan to value ratio of the loan. Each risk level has a corresponding sizing factor which, when applied to the original principal balance of the loan sold, equates to a recourse balance for the loan. The sizing factors are periodically reviewed by Fannie Mae based upon its continuing review of loan performance and are subject to adjustment. The total of the recourse balance per loan is aggregated to create a maximum loss exposure for the entire portfolio at any given point in time. The Company's maximum loss exposure for the entire portfolio of sold loans is periodically reviewed and, based upon factors such as amount, size, types of loans and loan performance, may be adjusted downward. Fannie Mae is restricted from increasing the maximum exposure on loans previously sold to it under this program as long as (i) the total borrower concentration (i.e., the total amount of loans extended to a particular borrower or a group of related borrowers) as applied to all mortgage loans delivered to Fannie Mae since the sales program began does not exceed 10% and (ii) the average principal balance per loan of all mortgage loans delivered to Fannie Mae since the sales program began continues to be $4.0 million or less.

     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon a standard Department of Housing and Urban Development default curve with a range of estimated losses. At March 31, 2003 the Company had a $5.4 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

     As a result of retaining servicing on $2.71 billion of loans sold to Fannie Mae, which include both loans originated for sale and loans sold from portfolio, the Company had a $7.6 million servicing asset at March 31, 2003.

     A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

                                                               AT OR FOR THE THREE
                                                              MONTHS ENDED MARCH 31,
                                                              ----------------------
                                                                2003          2002
                                                              --------       -------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period..............................  $ 6,445        $4,273
  Capitalized servicing asset...............................    2,574         1,922
  Amortization of servicing asset...........................   (1,433)         (667)
                                                              -------        ------
Balance at end of period....................................  $ 7,586        $5,528
                                                              =======        ======

     Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing

                       INDEPENDENCE COMMUNITY BANK CORP.

business as PHH Mortgage Services ("Cendant"). Under this program, the Company utilizes Cendant's mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company's name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the quarter ended March 31, 2003, the Company originated for sale $34.2 million of single-family residential mortgage loans through the program. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

     A summary of mortgage-banking activity income is as follows for the periods indicated:

                                                              AT OR FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                              ---------------------------
                                                                 2003             2002
                                                              ----------       ----------
                                                                (DOLLARS IN THOUSANDS)
Origination fees............................................   $ 3,642          $ 1,748
Servicing fees..............................................       520              325
Gain on sales...............................................     6,871            3,155
Change in fair value of loan commitments....................     4,546               --
Change in fair value of forward loan sale agreements........    (4,546)              --
Amortization of loan servicing asset........................    (1,349)            (667)
Provision for retained credit exposure......................    (1,035)          (2,399)
                                                               -------          -------
Total mortgage-banking activity income......................   $ 8,649          $ 2,162
                                                               =======          =======

     Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") implementation issue C13. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133. See Note 12 hereof.

                       INDEPENDENCE COMMUNITY BANK CORP.

8. LOANS RECEIVABLE, NET

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                 MARCH 31, 2003                 DECEMBER 31, 2002
                                          -----------------------------   -----------------------------
                                            AMOUNT     PERCENT OF TOTAL     AMOUNT     PERCENT OF TOTAL
                                          ----------   ----------------   ----------   ----------------
                                                             (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential.............  $  302,801          5.4%        $  348,602          6.0%
  Cooperative apartment.................     175,180          3.2            207,677          3.5
  Multi-family residential..............   2,313,615         41.6          2,436,666         41.9
  Commercial real estate................   1,305,665         23.5          1,312,760         22.6
                                          ----------        -----         ----------        -----
  Total principal balance -- mortgage
     loans..............................   4,097,261         73.7          4,305,705         74.0
  Less net deferred fees................       7,117          0.1              7,665          0.1
                                          ----------        -----         ----------        -----
Total mortgage loans....................   4,090,144         73.6          4,298,040         73.9
                                          ----------        -----         ----------        -----
Commercial business loans, net of
  deferred fees.........................     568,331         10.2            598,267         10.3
                                          ----------        -----         ----------        -----
Other loans:
  Mortgage warehouse lines of credit....     673,202         12.1            692,434         11.9
  Home equity loans and lines of
     credit.............................     198,958          3.6            201,952          3.5
  Consumer and other loans..............      26,295          0.5             26,971          0.4
                                          ----------        -----         ----------        -----
Total principal balance -- other
  loans.................................     898,455         16.2            921,357         15.8
  Less unearned discounts and deferred
     fees...............................         230          0.0                291          0.0
                                          ----------        -----         ----------        -----
Total other loans.......................     898,225         16.2            921,066         15.8
                                          ----------        -----         ----------        -----
Total loans receivable..................   5,556,700        100.0%         5,817,373        100.0%
                                          ----------        =====         ----------        =====
Less allowance for loan losses..........      76,787                          80,547
                                          ----------                      ----------
Loans receivable, net...................  $5,479,913                      $5,736,826
                                          ==========                      ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

9. NON-PERFORMING ASSETS

     The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest and principal.

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential..............................   $ 3,868      $ 3,005
     Cooperative apartment..................................       244           36
     Multi-family residential...............................     2,130        1,136
     Commercial real estate.................................    22,345       11,738
  Commercial business loans.................................    21,783       22,495
  Other loans(1)............................................       365          568
                                                               -------      -------
       Total non-accrual loans..............................    50,735       38,978
                                                               -------      -------
Loans past due 90 days or more as to:
  Interest and accruing.....................................       102          152
  Principal and accruing(2).................................     1,383        2,482
                                                               -------      -------
       Total past due accruing loans........................     1,485        2,634
                                                               -------      -------
Total non-performing loans..................................    52,220       41,612
                                                               -------      -------
Other real estate owned, net(3).............................         7            7
                                                               -------      -------
Total non-performing assets.................................   $52,227      $41,619
                                                               =======      =======
Restructured loans..........................................   $ 4,449      $ 4,674
                                                               =======      =======
Allowance for loan losses as a percent of total loans.......      1.38%        1.38%
Allowance for loan losses as a percent of non-performing
  loans.....................................................    147.05%      193.57%
Non-performing loans as a percent of total loans............      0.94%        0.72%
Non-performing assets as a percent of total assets..........      0.64%        0.52%

---------------
(1) Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3) Net of related valuation allowances.

10. ALLOWANCE FOR LOAN LOSSES

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

                       INDEPENDENCE COMMUNITY BANK CORP.

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

     Management believes that, based on information currently available, the Company's allowance for loan losses at March 31, 2003 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                  AT OR FOR THE
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Allowance at beginning of period............................   $80,547      $78,239
                                                               -------      -------
Provision:
  Mortgage loans............................................     1,400          683
  Commercial business and other loans(1)....................       600        1,317
                                                               -------      -------
  Total provisions..........................................     2,000        2,000
                                                               -------      -------
Charge-offs:
  Mortgage loans............................................     5,902           --
  Commercial business and other loans(1)....................       300          841
                                                               -------      -------
  Total charge-offs.........................................     6,202          841
                                                               -------      -------
Recoveries:
  Mortgage loans............................................        39          963
  Commercial business and other loans(1)....................       403          173
                                                               -------      -------
  Total recoveries..........................................       442        1,136
                                                               -------      -------
Net loans (charged-off) recovered...........................    (5,760)         295
                                                               -------      -------
Allowance at end of period..................................   $76,787      $80,534
                                                               =======      =======
Allowance for possible loan losses as a percent of total
  loans at period end.......................................      1.38%        1.38%
Allowance for possible loan losses as a percent of total
  non-performing loans at period end(2).....................    147.05%      175.02%

---------------

(1) Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2) Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

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

     The Company's goodwill was $185.2 million at March 31, 2003 and December 31, 2002. The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2002. In accordance with the Statement, the Company tests the value of its goodwill at least annually.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Company's identifiable intangible assets at the periods indicated:

                                          AT MARCH 31, 2003                   AT DECEMBER 31, 2002
                                  ----------------------------------   ----------------------------------
                                   GROSS                      NET       GROSS                      NET
                                  CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                   AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                  --------   ------------   --------   --------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
Amortized intangible assets:
  Deposit intangibles...........  $47,559      $46,941        $618     $47,559      $45,513       $2,046
                                  -------      -------        ----     -------      -------       ------
          Total.................  $47,559      $46,941        $618     $47,559      $45,513       $2,046
                                  =======      =======        ====     =======      =======       ======

     The following sets forth the estimated amortization expense for the years ended December 31:

2003........................................................  $1,855
2004........................................................  $  191
2005........................................................  $   --

     Amortization expense related to intangible assets was $1.4 million and $1.9 million for the quarters ended March 31, 2003 and 2002, respectively.

12. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company concurrently adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" on January 1, 2001. The Company's derivative instruments at March 31, 2003, included interest rate swap agreements designated as cash flow hedges of variable-rate FHLB borrowings, commitments to fund loans available-for-sale and forward loan sale agreements.

  Interest Rate Swap Agreements

     During 2002, the Company, entered into forward starting interest rate swap agreements as part of its interest rate risk management process to change the repricing characteristics of certain variable-rate borrowings. At both March 31, 2003 and December 31, 2002, the Company had forward starting interest rate swap agreements outstanding with aggregate notional values of $200.0 million. These agreements qualify as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company expects to draw down during 2003 to replace existing FHLB borrowings that will mature during 2003.

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

     The following table details the interest rate swaps outstanding as of March 31, 2003:

                                                 NOTIONAL       FIXED       VARIABLE RATE
                                                  AMOUNT    INTEREST RATE       INDEX
                                                 --------   -------------   -------------
                                                          (DOLLARS IN THOUSANDS)
Pay Fixed Swaps -- Maturing:
  July 2008....................................  $ 50,000       3.87%           LIBOR
  August 2008..................................   150,000   3.79% - 3.97%       LIBOR
                                                 --------
                                                 $200,000
                                                 ========

                       INDEPENDENCE COMMUNITY BANK CORP.

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

     These swaps have original maturities of up to 5 years and, as of March 31, 2003, had an unrealized loss of $4.8 million and were reflected as a component of other liabilities and other comprehensive income within stockholders' equity, net of tax.

  Loan Commitments for Loans Originated for Sale and Forward Loan Sale
  Agreements

     In the third quarter of 2002, the Company adopted new accounting requirements relating to SFAS No. 133 Implementation Issue C13 ("Issue C13") issued by the Derivatives Implementation Group of the Financial Accounting Standards Board. Issue C13 requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originated single-family and multi-family residential loans for sale pursuant to programs with Cendant and Fannie Mae. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement also meets the definition of a derivative instrument under SFAS No. 133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to Fannie Mae or Cendant is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

     At March 31, 2003, the Company had $439.8 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $199.1 million related to loan commitments for which the borrowers had not entered into interest rate locks and $240.7 million which were subject to interest rate locks. At March 31, 2003, the Company had $240.7 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a gain of $5.7 million and the fair market value of the related forward loan sale agreements was a loss of $5.7 million at March 31, 2003.

13. RELATED PARTY TRANSACTIONS

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

                       INDEPENDENCE COMMUNITY BANK CORP.

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

     The loans originated by the Company resulting from referrals by Meridian account for a significant portion of the Company's total loan originations. In addition, referrals from Meridian accounted for the majority of the loans originated for sale in 2003. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian relationship.

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

FORWARD LOOKING INFORMATION

     In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on current management expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, (the "Exchange Act") from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

     The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

AVAILABLE INFORMATION

     The Company is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Members of the public may read and copy any document the Company files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. The Company's SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. In addition to the foregoing, the Company maintains a web site at www.myindependence.com. The Company's website content is made available for informational purposes only. It should neither be relied upon for investment purposes nor is it incorporated by reference into this Form 10-Q. The Company makes available on its internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonable practicable after it files such material with or furnishes such documents to the SEC.

CHANGES IN FINANCIAL CONDITION

     General

     Total assets increased by $92.3 million from $8.02 billion at December 31, 2002 to $8.12 billion at March 31, 2003 primarily due to increases of $456.3 million in the securities available-for-sale portfolio, partially offset by a $260.7 million decline in the loan portfolio and an $83.2 million decrease in loans available-for-sale. This increase was funded primarily through the growth in deposits.

     Cash and Cash Equivalents

     Cash and cash equivalents decreased from $199.1 million at December 31, 2002 to $188.6 million at March 31, 2003. The $10.5 million decrease was principally due to the use of such assets to fund the origination or purchase of higher yielding interest-earning assets.

     Securities Available-for-Sale

     The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $456.3 million, or 36.1%, from $1.26 billion at December 31, 2002 to $1.72 billion at March 31, 2003. The increase was primarily the result of the reinvestment of funds from accelerated loan repayments into such assets.

     The Company's mortgage-related securities portfolio increased $371.7 million, or 35.8% to $1.41 billion at March 31, 2003 compared to $1.04 billion at December 31, 2002. The securities were comprised of $895.1 million of AAA rated CMOs, $226.3 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA ("Agency CMOs") and $289.1 million of mortgage-backed pass through certificates which were also issued or guaranteed by FHLMC, the Fannie Mae or the GNMA. The increase in the portfolio was primarily due to purchases of $542.7 million of AAA rated CMOs with an average yield of 5.0% and $202.7 million of Agency CMOs with a weighted average yield of 4.80%. Partially offsetting these increases were proceeds totaling approximately $359.5 million received from normal and accelerated principal repayments.

     The Company's investment securities portfolio increased $84.6 million to $309.5 million at March 31, 2003 compared to $224.9 million at December 31, 2002. The increase was primarily due to $85.9 million of purchases, primarily federal agency securities with a 4.68% weighted average yield.

     At March 31, 2003, the Company had a $9.4 million net unrealized gain, net of tax, on available-for-sale investment and mortgage-related securities as compared to a $7.6 million net unrealized gain at December 31, 2002.

     Loans Available-for-Sale

     Loans available-for-sale decreased by $83.2 million to $31.2 million at March 31, 2003 from $114.4 million at December 31, 2002. The decrease in multi-family loans available-for-sale was a result of significant loan volume at the end of the fourth quarter of 2002 and the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days. The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. As part of these transactions, the Company retains a portion of the associated credit risk. During the three months ended March 31, 2003, the Company originated $489.9 million and sold $570.5 million of loans to Fannie Mae under this program and as a result serviced $2.71 billion of loans with a maximum potential loss exposure of $156.1 million. Multi-family loans available for sale at March 31, 2003 totaled $26.1 million compared to $106.8 million at December 31, 2002.

     The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $34.2 million and sold $36.2 million of such loans during the three months ended March 31, 2003. Single-family residential mortgage loans available for sale totaled $5.1 million and $7.6 million at March 31, 2003 and December 31, 2002 respectively.

     Both programs were established in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.

     Loans, net

     Loans, net decreased by $256.9 million or 4.5% to $5.48 billion at March 31, 2003 from $5.74 billion at December 31, 2002. The Company continues to focus on expanding its higher yielding portfolios of commercial real estate and commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. The Company originated for its own portfolio during the three months ended March 31, 2003 approximately $167.4 million of mortgage loans compared to $119.3 million for the three months ended March 31, 2002. Although the Company continues to originate for portfolio, total loans decreased due to the combination of the heavy run off in the single-family residential portfolio, the accelerated rate of repayments in the multi-family residential portfolio and an increase in originating assets for sale as opposed to portfolio retention due to the yields available on such assets in the current interest rate environment.

     Multi-family residential loans decreased $123.1 million to $2.31 billion at March 31, 2003 compared to $2.44 billion at December 31, 2002. The decrease was primarily due to repayments of $199.4 million which were partially offset by $76.3 million of originations for portfolio retention. The Company has put a greater emphasis on originating multi-family residential loans for sale due to the low interest rate environment. As a result of these activities, multi-family residential loans comprised 41.6% of the total loan portfolio at March 31, 2003 compared to 41.9% at December 31, 2002.

     Commercial real estate loans remained level at $1.31 billion at March 31, 2003 and December 31, 2002. The decrease of $7.1 million was primarily due to $89.4 million of loan repayments and $5.9 million of loan charge-offs, partially offset by $88.2 million of originations for the three months ended March 31, 2003. As a result of these activities, commercial real estate loans comprised 23.5% of the total loan portfolio at March 31, 2003 compared to 22.6% at December 31, 2002.

     Commercial business loans decreased $29.9 million, or 5.0%, from $598.3 million at December 31, 2002 to $568.3 million at March 31, 2003. The decrease was primarily due to $94.6 million of repayments partially offset by $65.1 million of originations and advances during the three months ended March 31, 2003. Based upon our customers' view of the current economic environment, the Company has experienced a slowdown in commercial business loan activity in the current quarter. Commercial business loans comprised 10.2% of the total loan portfolio at March 31, 2003 compared to 10.3% at December 31, 2002.

     Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit decreased $19.2 million from $692.4 million at December 31, 2002 to $673.2 million at March 31, 2003. The decrease was due to normal seasonality. At March 31, 2003, there were $324.0 million of unused lines of credit related to mortgage warehouse lines of credit. Mortgage warehouse lines of credit comprised 12.1% of the total loan portfolio at March 31, 2003 compared to 11.9% at December 31, 2002.

     Single-family residential and cooperative apartment loans decreased $78.3 million from an aggregate of $556.3 million at December 31, 2002 to an aggregate of $478.0 million at March 31, 2003. The decline was due to increased repayments as a result of the current interest rate environment combined with the decreased emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and business loans. The Company originates and sells single-family residential mortgage loans to Cendant as previously discussed.

     Non-Performing Assets

     Non-performing assets as a percentage of total assets at March 31, 2003 amounted to 0.64% compared to 0.52% at December 31, 2002. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $10.6 million or 25.5% to $52.2 million at March 31, 2003 from $41.6 million at December 31, 2002. The increase in non-performing assets was primarily due to an $11.8 million increase in non-accrual loans, primarily commercial real estate loans, which was partially offset by a decrease of $1.1 million in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At March 31, 2003, the Company's non-performing assets consisted of $50.7 million of non-accrual loans (including $22.3 million of commercial real estate loans, $21.8 million of commercial business loans, $3.9 million of single-family residential loans and $2.1 million of multi-family residential loans), $1.4 million of loans past due 90 days or more as to principal and accruing, $0.1 million of loans past due 90 days or more as to interest and accruing and $7,000 of other real estate owned.

     Allowance for Loan Losses

     The Company's allowance for loan losses amounted to $76.8 million at March 31, 2003, as compared to $80.5 million at December 31, 2002. At March 31, 2003, the Company's allowance amounted to 1.38% of total loans and 147.1% of total non-performing loans compared to 1.38% and 193.6% at December 31, 2002, respectively. The Company's allowance decreased $3.7 million during the three months ended March 31, 2003 primarily due to a $2.0 million provision for loan losses offset by net charge-offs of $5.7 million or 0.1% of average total loans. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified loans, delinquencies and charge-offs, the substantial balance in mortgage warehouse advances, the continued emphasis on commercial real estate and business loan originations, which are generally considered to have greater risk of loss, as well as the recognition of the current economic conditions.

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

     Management believes the allowance for loan losses at March 31, 2003 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

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

     The Company's goodwill, which aggregated $185.2 million at March 31, 2003, resulted from the acquisitions of Broad and Statewide as well as the acquisition of Bay Ridge Bancorp, Inc. in January 1996. The Company's $0.6 million of identifiable intangible assets at March 31, 2003 resulted primarily from one branch purchase transaction effected in fiscal 1996. The Company's intangible assets decreased by $1.4 million to $0.6 million at March 31, 2003 from $2.0 million at December 31, 2002. The decrease was a result of amortization of the intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, most of the remaining identified intangibles as of March 31, 2003 will be amortized by September 30, 2003.

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

     The fair value of an entity with goodwill may be determined by a combination of quoted market prices, a present value technique or multiples of earnings or revenue. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. A present value technique is another method with which to estimate the fair value of a group of net assets. If a present value technique is used to measure fair value, estimates of future cash flows used in that technique shall be consistent with the objective of measuring fair value. Those cash flow estimates shall incorporate assumptions that marketplace participants would use in their estimates of fair value. If that information is not available without undue cost and effort, an entity may use its own assumptions. A third method of estimating the fair value of a reporting unit, is a valuation technique based on multiples of earnings or revenue.

     The Company currently uses a combination of quoted market prices of its publicly traded stock and multiples of earnings in its goodwill impairment test.

     The Company has identified the goodwill impairment test as a critical accounting estimate due to the various methods (quoted market price, present value technique or multiples of earnings or revenue) and judgment involved in determining the fair value of an entity. A change in judgment could result in goodwill being considered impaired which would result in a charge to non-interest expense in the period of impairment.

     Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this MD&A.

     Bank Owned Life Insurance ("BOLI")

     The Company holds BOLI policies to fund certain future employee benefit costs and to provide attractive tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in value are recorded in non-interest income. BOLI increased $2.2 million to $170.6 million at March 31, 2003 compared to $168.4 million at December 31, 2002 as a result of an increase in the cash surrender value of the BOLI.

     Other Assets

     Other assets decreased $17.3 million from $232.3 million at December 31, 2002 to $215.0 at March 31, 2003. The decrease was primarily due to a $3.9 million decrease in net deferred tax assets and a $5.0 million decrease in FHLB stock.

     Net deferred tax assets decreased by $3.9 million to $65.2 million at March 31, 2003 compared to $69.2 million at December 31, 2002. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered "more likely than not." The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such deferred tax assets are expected to be fully realized, except for the deferred tax asset reflecting the fair market value of Holding Company common stock contributed to the Foundation at its inception in March 1998. A valuation allowance was established due to the possibility that the deferred tax asset would not be fully utilized. The effect of the valuation allowance was to decrease paid-in-capital.

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

     Deposits

     Deposits increased $41.0 million or 0.8% to $4.98 billion at March 31, 2003 compared to $4.94 billion at December 31, 2002. The increase was due to deposit inflows totaling $26.0 million as well as interest credited of $15.0 million.

     Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $82.3 million, or 2.5%, to $3.43 billion at March 31, 2003 compared to $3.35 billion at December 31, 2002. This increase reflects both the continued successful implementation of the Company's business strategy of increasing core deposits as well as the current interest rate environment. Execution of this strategy is evidenced by the increase in core deposits to approximately 68.9% of total deposits at March 31, 2003 compared to 67.8% of total deposits at December 31, 2002.

     The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and FHLB borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate of core deposits was 0.8% compared to 2.43% for certificates of deposit and 4.76% for borrowings for the quarter ended March 31, 2003.

     Borrowings

     Borrowings remained unchanged at $1.93 billion at March 31, 2003 and December 31, 2002.

     Equity

     The Holding Company's stockholders' equity totaled $921.1 million at March 31, 2003, compared to $920.3 million at December 31, 2002. The $0.8 million increase was primarily due to net income of $33.0 million, amortization of the earned portion of restricted stock grants of $2.5 million, $1.8 million related to the ESOP shares committed to be released for the three months ended March 31, 2003. In addition, increases were also attributable to $3.4 million related to the exercise of stock options and a $2.0 million increase in the net unrealized gain on securities available-for-sale. These increases were partially offset by a $32.9 million reduction in capital resulting from the purchase during the three months ended March 31, 2003 of 1,275,500 shares of common stock in connection with the Holding Company's open market repurchase program, a $7.8 million decrease due to dividends declared and a $1.2 million decrease in the fair value of interest rate swaps, net of tax.

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

                                                                                FOR THE THREE MONTHS ENDED
                                                          -----------------------------------------------------------------------
                                                                    MARCH 31, 2003                       MARCH 31, 2002
                                                          ----------------------------------   ----------------------------------
                                                           AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                                           BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                                                          ----------   --------   ----------   ----------   --------   ----------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans......................................  $4,249,173   $ 74,018      6.97%     $4,533,282   $ 84,551      7.46%
    Commercial business loans...........................     561,195      9,725      7.03         689,337     11,294      6.64
    Mortgage warehouse lines of credit..................     602,964      6,657      4.42         343,279      3,991      4.65
    Other loans(2)......................................     228,122      3,505      6.23         181,544      3,234      7.22
                                                          ----------   --------                ----------   --------
  Total loans...........................................   5,641,454     93,905      6.67       5,747,442    103,070      7.19
  Investment securities.................................     235,823      2,592      4.40         137,554      1,841      5.35
  Mortgage-related securities...........................   1,130,682     12,190      4.31         935,974     14,170      6.06
  Other interest-earning assets(3)......................     311,515      2,009      2.62         273,567      1,723      2.53
                                                          ----------   --------                ----------   --------
Total interest-earning assets...........................   7,319,474    110,696      6.06       7,094,537    120,804      6.83
                                                                       --------      ----                   --------      ----
Non-interest-earning assets.............................     696,258                              574,157
                                                          ----------                           ----------
  Total assets..........................................  $8,015,732                           $7,668,694
                                                          ==========                           ==========
Interest-bearing liabilities:
  Deposits:
    Savings.............................................  $1,562,825   $  2,658      0.69%     $1,509,112   $  5,346      1.44%
    Money market........................................     190,294        338      0.72         180,891        455      1.02
    Active management accounts ("AMA")..................     511,558      1,590      1.26         445,711      1,837      1.67
    Interest-bearing demand(4)..........................     565,676      1,029      0.74         483,146      1,248      1.05
    Certificates of deposit.............................   1,567,361      9,375      2.43       1,799,089     14,426      3.25
                                                          ----------   --------                ----------   --------
      Total interest-bearing deposits...................   4,397,714     14,990      1.38       4,417,949     23,312      2.14
      Non interest-bearing deposits.....................     610,247         --        --         463,660         --        --
                                                          ----------   --------                ----------   --------
      Total deposits....................................   5,007,961     14,990      1.21       4,881,609     23,312      1.94
                                                                                     ----                                 ----
  Cumulative trust preferred securities(5)..............          --         --        --          11,067        261      9.46
  Borrowings............................................   1,933,050     22,681      4.76       1,773,666     22,404      5.12
                                                          ----------   --------                ----------   --------
Total interest-bearing liabilities......................   6,941,011     37,671      2.20       6,666,342     45,977      2.80
                                                                       --------      ----                   --------      ----
Non-interest-bearing liabilities........................     147,049                              123,544
                                                          ----------                           ----------
Total liabilities.......................................   7,088,060                            6,789,886
Total stockholders' equity..............................     927,672                              878,808
                                                          ----------                           ----------
Total liabilities and stockholders' equity..............  $8,015,732                           $7,668,694
                                                          ==========                           ==========
Net interest-earning assets.............................  $  378,463                           $  428,195
                                                          ==========                           ==========
Net interest income/interest rate spread................               $ 73,025      3.86%                  $ 74,827      4.03%
                                                                       ========      ====                   ========      ====
Net interest margin.....................................                             3.97%                                4.20%
                                                                                     ====                                 ====
Ratio of average interest-earning assets to average
  interest-bearing liabilities..........................                             1.05x                                1.06x
                                                                                     ====                                 ====

---------------
(1) The average balance of loans receivable includes loans available-for-sale. Also includes non-performing loans, interest on which is recognized on a cash basis.

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

                                                       THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
                                                             THREE MONTHS ENDED MARCH 31, 2002
                                                      ------------------------------------------------
                                                      INCREASE (DECREASE) DUE TO
                                                      ---------------------------   TOTAL NET INCREASE
                                                        RATE          VOLUME            (DECREASE)
                                                      ---------   ---------------   ------------------
                                                                       (IN THOUSANDS)
Interest-earning assets:
Loans receivable:
  Mortgage loans....................................  $ (5,807)       $(4,726)           $(10,533)
  Commercial business loans.........................       618         (2,187)             (1,569)
  Mortgage warehouse lines of credit................      (207)         2,873               2,666
  Other loans(1)....................................      (484)           755                 271
                                                      --------        -------            --------
Total loans receivable..............................    (5,880)        (3,285)             (9,165)
Investment securities...............................      (377)         1,128                 751
Mortgage-related securities.........................    (4,568)         2,588              (1,980)
Other interest-earning assets.......................        42            244                 286
                                                      --------        -------            --------
Total net change in income on interest-earning
  assets............................................   (10,783)           675             (10,108)
Interest-bearing liabilities:
  Deposits:
     Savings........................................    (2,872)           184              (2,688)
     Money market...................................      (139)            22                (117)
     AMA deposits...................................      (493)           246                (247)
     Interest-bearing demand........................      (409)           190                (219)
     Certificates of deposit........................    (3,357)        (1,694)             (5,051)
                                                      --------        -------            --------
Total deposits......................................    (7,270)        (1,052)             (8,322)
Trust preferred securities..........................        --           (261)               (261)
Borrowings..........................................    (1,645)         1,922                 277
                                                      --------        -------            --------
Total net change in expense on interest-bearing
  liabilities.......................................    (8,915)           609              (8,306)
                                                      --------        -------            --------
Net change in net interest income...................  $ (1,868)       $    66            $ (1,802)
                                                      ========        =======            ========

---------------
(1) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND THREE MONTHS ENDED MARCH 31, 2002

     General

     The Company reported a 19.2% increase in diluted earnings per share to $0.62 for the quarter ended March 31, 2003 compared to $0.52 for the quarter ended March 31, 2002. Net income increased 14.8% to $33.0 million for the quarter ended March 31, 2003 compared to $28.7 million for the quarter ended March 31, 2002.

     On a linked quarter basis, net income increased $2.9 million, or 9.7%, from $30.1 million for the quarter ended December 31, 2002 while diluted earnings per share increased 10.7% from $ 0.56 for the quarter ended December 31, 2002.

     Net Interest Income

     Net interest income decreased by $1.8 million, or 2.4%, to $73.0 million for the quarter ended March 31, 2003 as compared to $74.8 million for the quarter ended March 31, 2002. The decrease was due to a $10.1 million decrease in interest income partially offset by a $8.3 million decrease in interest expense. The decline in net interest income primarily reflects the 23 basis point decrease in net interest margin, offset in part, by a $224.9 million increase in average interest-earning assets during the quarter ended March 31, 2003, as compared to the same period in the prior year.

     The Company's net interest margin decreased 23 basis points to 3.97% for the quarter ended March 31, 2003 compared to 4.20% for the quarter ended March 31, 2002. The average yield on interest-earning assets declined 77 basis points for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 which was partially offset by a decline of 60 basis points in the cost of average interest-bearing liabilities. A portion of the decrease in the net interest margin was attributable to the current low interest rate environment and the resultant active refinance market. The Company has experienced a continued accelerated repayment in its mortgage-backed securities, multi-family residential mortgage loans and single-family and cooperative loan portfolios. As a result, new assets for portfolio retention are being originated at lower yields. In order to minimize the impact of the decline in asset yields, the Company has continued its strategy of increasing the portion of its deposit base comprised of lower costing core deposits. Overall, based upon the current yield curve, the yield on interest-earning assets has declined to a greater degree than the cost of interest-bearing liabilities.

     Management believes that it is reasonable to assume further compression in the net interest margin during 2003. However, the Company continues to rely on all of the components of its business model to offset or substantially lessen the reduction in net interest income as it continues to implement the shift in its deposits to lower costing core deposits while continuing to build non-interest rate sensitive revenue channels, including in particular the expansion of its mortgage-banking activities.

     Interest income decreased by $10.1 million to $110.7 million for the quarter ended March 31, 2003 compared to $120.8 million for the quarter ended March 31, 2002. Interest income on loans declined $9.2 million due primarily to a decrease in the yield on the average loan portfolio of 52 basis points to 6.67% from 7.19% for the quarter ended March 31, 2003 and March 31, 2002, respectively. Contributing to the unfavorable variance, were lower average outstanding loan balances of $106.0 million compared to the prior year quarter.

     The decrease in the average balance of loans is partially attributable to a decline in the average balance of the single-family and cooperative loan portfolios of $289.0 million which management has decided to let run-off as they do not coincide with the Company's overall business model. The Company does, however, originate single-family loans for sale through its private label program with Cendant. Also contributing to the decline in average loans was a decrease in the average balance of multi-family residential mortgage loans of $279.0 million due, in part, to the sale of $257.6 million of multi-family residential mortgage loans in the fourth quarter of 2002. In addition, the average balance of commercial business loans decreased by $128.1 million from $689.3 million to $561.2 million for the quarters ended March 31, 2002 and March 31, 2003, respectively. Partially offsetting the above decreases in the average balance of loans was an increase in the commercial real estate portfolio which increased by $283.9 million due to management's strategy of shifting to higher yielding loan products. In addition, the average balance of mortgage warehouse lines of credit increased $259.7 million, in part, due to the additional utilization of the line of credit which resulted in absorbing a portion of the excess liquidity from the accelerated prepayment of loans and investment securities arising from the current low interest rate environment.

     Income on investment securities increased $0.8 million due to an increase in the average outstanding balance of investment securities of $98.3 million partially offset by a decline in the average yield of 95 basis points to 4.40% from 5.35% for the quarters ended March 31, 2003 and March 31, 2002, respectively. Interest income on mortgage-related securities decreased $2.0 million during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 as a result of a 175 basis point decrease in the yield earned from 6.06% for the quarter ended March 31, 2002 to 4.31% for the quarter ended March 31, 2003. Partially offsetting this decrease was a $194.7 million increase in the average balance of these securities. The increase in the average balance was partially due to the investment of surplus liquidity experienced by the Company as a result of the strong refinance market.

     Income on other interest-earning assets increased $0.3 million in the current quarter compared to the prior year quarter primarily due to an increase in the dividend received from FHLB stock of $0.5 million.

     Interest expense decreased $8.3 million or 18.1% to $37.7 million for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. This decrease primarily reflects a 73 basis point decrease in the average rate paid on deposits to 1.21% for the quarter ended March 31, 2003 compared to 1.94% for the quarter ended March 31, 2002. This decrease was partially offset by a $126.4 million increase in the average balance of deposits. The average balance of core deposits increased $358.1 million, or 11.6%, to $3.44 billion for the quarter ended March 31, 2003 compared to $3.08 billion for the quarter ended March 31, 2002. Core deposits are defined as all deposits other than certificates of deposit. Lower costing core deposits represented approximately 68.9% of total deposits at March 31, 2003 compared to 64.2% at March 31, 2002. This increase reflects the success of the Company's strategy to lower its overall cost of funds and emphasize its expanding commercial and consumer relationships.

     On a linked quarter basis, the average balance of deposits decreased in total by $7.3 million. However, the average balance of lower costing core deposits grew by $45.5 million while the higher costing certificates of deposit decreased by $52.8 million in the quarter ended March 31, 2003 compared with the quarter ended December 31, 2002.

     Interest expense on borrowings increased $0.3 million due to an increase of $159.4 million in the average balance of FHLB borrowings partially offset by a decline in the average rate paid on such borrowings of 36 basis points from 5.12% in the quarter ended March 31, 2002 to 4.76% in the quarter ended March 31, 2003.

     Interest expense on trust preferred securities decreased $0.3 million compared to the prior year quarter. The trust preferred securities were assumed as part of the Broad acquisition in July 2, 1999. In accordance with the terms of the trust indenture, all of the outstanding trust preferred securities totaling $11.5 million, were redeemed at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate paid on the trust preferred securities in relation to the current interest rate environment.

     Provision for Loan Losses

     The Company's provision for loan losses remained stable at $2.0 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The provision recorded reflected the Company's increase in non-accrual loans, the increase in classified and impaired loans, the increase in delinquency and charge-offs, the increase in mortgage warehouse advances, the continued emphasis on commercial real estate and business loan originations, which are deemed to have higher levels of known and inherent loss, as well as the current economic conditions.

     Non-performing assets as a percentage of total assets totaled 64 basis points at March 31, 2003 compared to 58 basis points at March 31, 2002. Non-performing assets increased 13.5% to $52.2 million at March 31, 2003 compared to $46.0 million at March 31, 2002. The $6.2 million increase was primarily due to an increase of $21.0 million in non-accrual loans which was partially offset by a $14.8 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. The $21.0 million increase in non-accrual loans was primarily due to a $15.2 million increase in non-accrual commercial real estate loans (primarily attributable to a $12.4 million loan) together with a $6.7 million increase in non-accrual commercial business loans. The Company's allowance for loan losses to total loans amounted to 1.38% of total loans at both March 31, 2003 and 2002.

     Non-Interest Income

     The Company continues to stress and emphasize fee-based income throughout the operations of the Company. As a result of a variety of initiatives, the Company experienced a 62.2% increase in non-interest income, from $16.2 million for the quarter ended March 31, 2002 to $26.2 million for quarter ended March 31, 2003.

     One revenue channel that the Company stresses and which is a primary driver of non-interest income, is earnings from the Company's mortgage-banking activities. In the quarter ended March 31, 2003, revenue from the Company's mortgage-banking business amounted to $8.6 million compared to $2.2 million in the quarter ended March 31, 2002. The Company originates for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At March 31, 2003, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $156.1 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market.

     As a result of the current interest rate environment and as part of the Company's business model, the Company has aggressively originated multi-family residential loans for sale, servicing retained, in the secondary market to Fannie Mae. The Company sold multi-family residential mortgage loans totaling $570.5 million during the quarter ended March 31, 2003 compared to $206.3 million during the quarter ended March 31, 2002. On a linked quarter basis, the Company sold $444.8 million of multi-family residential mortgage loans to Fannie Mae in the secondary market in the quarter ended December 31, 2002. In addition, the Company sold $36.2 million of single-family residential loans during the quarter ended March 31, 2003 compared to $26.0 million during the quarter ended March 31, 2002.

     Mortgage-banking activities for the quarter ended March 31, 2002 reflected $6.9 million in gains, $3.6 million of origination fees and $0.5 million in servicing fees partially offset by $1.3 million of amortization of servicing assets and $1.0 million in provisions recorded related to the retained credit exposure on multi-family residential loans sold. This category also included a $4.5 million increase in the gain in the fair value of loan commitments for loans originated for sale and a $4.5 million increase in the loss in the fair value of forward loan sale agreements which are entered into with respect to the sale of such loans. The $6.5 million increase in revenue from mortgage-banking activities for the quarter ended March 31, 2003 compared to the prior year quarter was primarily due to an increase on the gain on sales of loans to Fannie Mae of $3.7 million. The Company recorded $6.2 million of income from mortgage-banking activities in the quarter ended December 31, 2002.

     Service fee income increased by $3.1 million, or 26.6% for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Included in service fee income are prepayment and modification fees on loans. These fees are a partial offset to the decreases realized in the net interest margin. Prepayment fees increased $2.5 million to $4.5 million for the quarter ended March 31, 2003 compared to $2.0 million for the quarter ended March 31, 2002. Prepayment fees were partially offset by a decline in revenue from modification and extension fees of $0.6 million. On a linked quarter basis, the total of these combined fees decreased by $0.9 million from $5.9 million for the quarter ended December 31, 2002 compared to $5.0 million for the quarter ended March 31, 2003.

     Another component of service fees are revenues generated from the branch system which grew by $1.2 million, or 18.6%, to $7.4 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The increase was primarily due to increased service fees on deposit accounts resulting from the growth in core deposits together with higher fees associated with the Company's debit card program.

     In addition, the Company also recorded an increase for the quarter ended March 31, 2003 of approximately $0.5 million in the cash surrender value of BOLI compared to the quarter ended March 31, 2002. On a linked quarter basis, income related to BOLI increased $0.7 million or 48.4% to $2.2 million for the quarter ended March 31, 2003 compared with the quarter ended December 31, 2002. During the latter part of the fourth quarter of 2002, the Company increased its holdings in BOLI by $50.0 million.

     Non-Interest Expense

     Non-interest expense increased $2.2 million, or 5.0%, to $46.0 million for the quarter ended March 31, 2003 compared to $43.8 million for the quarter ended March 31, 2002. This increase was primarily attributable to a $1.4 million increase in compensation and benefits and $1.0 million increase in other non-interest expense.

     Compensation and employee benefits expense increased $1.4 million or 6.2% to $23.8 million for the quarter ended March 31, 2003 as compared to $22.4 million for the same period in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to expansion of the Company's commercial and retail banking operations during the past year. This expansion included the geographic extension of its commercial loan business to Manhattan, Westchester and Long Island. In addition, the Company established a private banking/wealth management group during the first quarter of 2002 to broaden and diversify its customer base and continued its de novo branch expansion through the opening of several facilities during the past year. In particular, the increase was due to increases in compensation expenses of $2.0 million partially offset by lower management incentive costs of $1.3 million. In addition, the Company realized an increase of $0.7 million in increased retirement expenses and $0.3 million in increased health insurance cost which were partially offset by $0.6 million reduction in post-retirement benefits.

     Occupancy costs increased slightly by $0.1 million to $5.9 million from $5.8 million for the quarter ended March 31, 2003 and March 31, 2002, respectively, due partly to an increase in rent expense. Advertising expenses increased by $0.1 million from $1.6 million in the quarter ended March 31, 2002 to $1.7 million in the quarter ended March 31, 2003.

     Amortization of intangible assets decreased by $0.5 million to $1.4 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The decrease was due to intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the quarter ended March 31, 2003.

     Other non-interest expenses increased $1.0 million to $10.5 million from $9.5 million for the quarter ended March 31, 2003 compared to the same period in the prior year. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security. The aforementioned increases are attributable, in part, to the corporate expansion associated with a broader banking footprint, de novo banking activities, the expanded retail sales force and the introduction of new products and services.

     On a linked quarter basis, non-interest expense decreased $6.8 million to $46.0 million for the quarter ended March 31, 2003 from $52.8 million for the quarter ended December 31, 2002. The decrease was due in large part to a $3.8 million charge in the quarter ended December 31, 2002 for the provision for probable losses from transactions in a commercial business deposit account. In addition, management incentive compensation costs were $2.6 million lower in the quarter ended March 31, 2003 compared with the quarter ended December 31, 2002.

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

     Income Taxes

     Income tax expense amounted to $18.3 million and $16.5 million for the quarter ended March 31, 2003 and 2002, respectively. The increase recorded in the 2003 period reflected the $6.1 million increase in the

Company's income before provision for income taxes partially offset by a decrease in the Company's effective tax rate for the quarter ended March 31, 2003 to 35.7% compared to 36.5% for the quarter ended March 31, 2002. As of March 31, 2003, the Company had a net deferred tax asset of $65.2 million compared with $46.3 million for the quarter ended March 31, 2002.

REGULATORY CAPITAL REQUIREMENTS

     The following table sets forth the Bank's compliance with applicable regulatory capital requirements at March 31, 2003.

                                            REQUIRED              ACTUAL               EXCESS
                                       ------------------   ------------------   ------------------
                                       PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                                       -------   --------   -------   --------   -------   --------
                                                          (DOLLARS IN THOUSANDS)
Tier I leverage capital
  ratio(1)(2)........................    4.0%    $311,631     8.6%    $669,540     4.6%    $357,909
Risk-based capital ratios:(2)
  Tier I.............................    4.0      279,898     9.6      669,540     5.6      389,642
  Total..............................    8.0      559,796    10.8      752,135     2.8      192,339

---------------

(1) Reflects the 4.0% requirement to be met in order for an institution to be "adequately capitalized" under applicable laws and regulations.

(2) The Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized "well capitalized", the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York only to a limited degree as a source of funds. However, due to the Company's increased focus on expanding its commercial real estate and business loan portfolios, the Company increased its FHLB borrowings to $1.93 billion at March 31, 2003. At March 31, 2003, the Company had the ability to borrow from the FHLB up to an additional $597.9 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At March 31, 2003, there were outstanding commitments and unused lines of credit issued by the Company to originate or acquire mortgage loans aggregating $600.7 million consisting primarily of fixed and adjustable-rate multi-family residential loans and fixed-rate commercial real estate loans, which are expected to close during the twelve months ended March 31, 2004. In addition, at March 31, 2003, unused commercial business lines of credit and mortgage warehouse lines of credit outstanding were $246.0 million and $324.0 million, respectively. At March 31, 2003 outstanding commitments for other loans totaled $89.1 million, primarily comprised of home equity loans and lines of credit. Certificates of deposit at March 31, 2003 scheduled to mature in one year or less totaled $1.11 billion, or 71.4% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

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

     The Company's strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (primarily five years) balloon loans, (ii) originating relatively short-term or variable-rate consumer and commercial business loans as well as mortgage warehouse lines of credit,
(iii) investing in securities available-for-sale, primarily mortgage-related instruments with maturities or estimated average lives of less than five years,
(iv) promoting stable savings, demand and other transaction accounts, (v) utilizing variable-rate borrowings which have imbedded derivatives to cap the cost of borrowings, (vi) using interest rate swaps to modify the repricing characteristics of certain variable rate borrowings, (vii) entering into forward loan sale agreements to offset rate risk on rate locked loan commitments originated for sale, (viii) maintaining a strong capital position and (ix) maintaining a relatively high level of liquidity and/or borrowing capacity.

     As part of the overall interest rate risk management strategy, management has entered into derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain borrowings and entering into forward loan sale agreements to offset rate risk on rate locked loan commitments on loans being originated for sale so that changes in interest rates do not have a significant adverse effect on net interest income, the net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps and forward loan sale agreements.

     At March 31, 2003, the Company had forward starting interest rate swap agreements outstanding with aggregate notional values of $200.0 million. These agreements qualify as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company intends to draw down during 2003 to replace existing FHLB borrowings that will mature in 2003. The swaps require the Company at a future date to make periodic fixed-rate payments to the swap counterparties, while receiving periodic variable-rate payments indexed to the three month LIBOR rate from the swap counterparties based on a common notional amount and maturity date. As a result, the net impact of the swap will be to convert the variable interest payments on the $200.0 million FHLB borrowings to fixed interest payments the Company will make to the swap counterparty. These swaps have original maturities ranging up to 5 years and had an unrealized loss of $4.8 million at March 31, 2003.

     At March 31, 2003, the Company had $439.8 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $199.1 million related to loan commitments for which the borrowers had not entered into interest rate locks and $240.7 million which were subject to interest rate locks. At March 31, 2003, the Company had $240.7 million of forward loan sale agreements. The fair market value of the interest rate lock loan commitment was a gain of $5.7 million and the fair value of the forward loan sale agreement was a loss of $5.7 million at March 31, 2003.

     The credit risk associated with these derivative instruments is the risk of non-performance by the counterparty to the agreements. However, management does not anticipate non-performance by the counterparties and monitors/controls the risk through its asset/liability management procedures.

     Management uses a variety of analyses to monitor the sensitivity of net interest income, primarily a dynamic simulation model complemented by a traditional gap analysis.

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

     The model is kept static with respect to the composition of the balance sheet and, therefore does not reflect management's ability to proactively manage asset composition in changing market conditions. Management may choose to extend or shorten the maturities of the Company's funding sources and redirect cash flows into assets with shorter or longer durations.

     Based on the information and assumptions in effect at March 31, 2003, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would increase net interest income by $9.2 million or 3.18%.

     Gap Analysis. Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2003, the Company's one-year cumulative gap position was a positive 5.74%, compared to a positive 3.68% at December 31, 2002. A positive gap will generally result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on the net interest margin.

     The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2003, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.

     The gap analysis is an incomplete representation of interest rate risk. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2003 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

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

     The following table reflects the repricing of the balance sheet, or "gap" position at March 31, 2003.

                                    0 - 90     91 - 180    181 - 365     1 - 5         OVER
                                     DAYS        DAYS        DAYS        YEARS        5 YEARS       TOTAL
                                  ----------   ---------   ---------   ----------   -----------   ----------
                                                                (IN THOUSANDS)
Interest-earning assets:
  Mortgage loans(1).............  $  503,459   $ 367,754   $554,019    $2,472,442   $   223,525   $4,121,199
  Commercial business and other
    loans.......................     947,873      39,960     77,480       373,531        27,711    1,466,555
  Securities
    available-for-sale(2).......     416,439     242,794    303,763       595,322       146,513    1,704,831
  Other interest-earning
    assets(3)...................      77,100          --         --            --        96,578      173,678
                                  ----------   ---------   --------    ----------   -----------   ----------
Total interest-earning assets...   1,944,871     650,508    935,262     3,441,295       494,327    7,466,263
Interest-bearing liabilities:
  Savings, NOW and money market
    deposits....................     270,104     270,104    540,207       584,662     1,251,023    2,916,100
  Certificates of deposit.......     615,910     232,246    245,902       453,865            --    1,547,923
  Borrowings....................     200,000     590,250    100,000       151,300       890,000    1,931,550
                                  ----------   ---------   --------    ----------   -----------   ----------
Total interest-bearing
  liabilities...................   1,086,014   1,092,600    886,109     1,189,827     2,141,023    6,395,573
Interest sensitivity gap........     858,857    (442,092)    49,153     2,251,468    (1,646,696)
                                  ----------   ---------   --------    ----------   -----------
Cumulative interest sensitivity
  gap...........................  $  858,857   $ 416,765   $465,918    $2,717,386   $ 1,070,690
                                  ==========   =========   ========    ==========   ===========
Cumulative interest sensitivity
  gap as a percentage of total
  assets........................       10.58%       5.14%      5.74%        33.48%        13.19%
                                  ==========   =========   ========    ==========   ===========

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

ITEM 4.  CONTROLS AND PROCEDURES

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

                               OTHER INFORMATION

PART II
     ITEM 1.  LEGAL PROCEEDINGS
              Not applicable
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
              Not applicable
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              Not applicable
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              Not applicable
     ITEM 5.  OTHER INFORMATION
              Not applicable
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
              a) Exhibits on Form 8-K

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

              b) Reports on Form 8-K

             DATE                                  ITEM AND DESCRIPTION
             ----                                  --------------------
             January 27, 2003  9 -- On January 21, 2003, the Company issued a press release reporting its earnings for the quarter and fiscal year ended
                               December 31, 2002.
               April 22, 2003  9 -- On April 21, 2003, the Company issued a press release reporting its earnings for the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.

Date: May 14, 2003                                                  By: /s/ ALAN H. FISHMAN
                                                         ----------------------------------------------
                                                                        Alan H. Fishman
                                                                         President and
                                                                    Chief Executive Officer

Date: May 14, 2003                                                   By: /s/ JOHN B. ZURELL
                                                         ----------------------------------------------
                                                                         John B. Zurell
                                                                   Executive Vice President,
                                                                  Chief Financial Officer and
                                                                  Principal Accounting Officer

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

Date: May 14, 2003

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

Date: May 14, 2003