Form 10-Q
period 2003-06-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2003-08-08
CIK 945734

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                              Yes  [X]     No  [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act.

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At August 6, 2003, the registrant had 54,675,118 shares of common stock ($.01 par value per share) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INDEPENDENCE COMMUNITY BANK CORP.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I  Financial Information
  Item 1      Financial Statements
              Consolidated Statements of Financial Condition as of June
                30, 2003 (unaudited) and December 31, 2002................    2
              Consolidated Statements of Income for the three and six
                months ended June 30, 2003 and 2002 (unaudited)...........    3
              Consolidated Statements of Changes in Stockholders' Equity
                for the six months ended June 30, 2003 and 2002
                (unaudited)...............................................    4
              Consolidated Statements of Cash Flows for the six months
                ended June 30, 2003 and 2002 (unaudited)..................    5
              Notes to Consolidated Financial Statements (unaudited)......    6
  Item 2      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   26
  Item 3      Quantitative and Qualitative Disclosures About Market
                Risk......................................................   44
  Item 4      Controls and Procedures.....................................   47
Part II  Other Information
  Item 1      Legal Proceedings...........................................   48
  Item 2      Changes in Securities and Use of Proceeds...................   48
  Item 3      Defaults upon Senior Securities.............................   48
  Item 4      Submission of Matters to a Vote of Security Holders.........   48
  Item 5      Other Information...........................................   48
  Item 6      Exhibits and Reports on Form 8-K............................   48
Signatures................................................................   49

                       INDEPENDENCE COMMUNITY BANK CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
ASSETS:
Cash and due from banks -- interest-bearing.................  $  105,576     $   49,587
Cash and due from banks -- non-interest-bearing.............     133,812        149,470
                                                              ----------     ----------
    Total cash and cash equivalents.........................     239,388        199,057
                                                              ----------     ----------
Securities available-for-sale:
  Investment securities ($25,330 and $2,364 pledged to
    creditors, respectively)................................     306,467        224,908
  Mortgage-related securities ($1,221,209 and $694,736
    pledged to creditors, respectively).....................   2,197,483      1,038,742
                                                              ----------     ----------
    Total securities available-for-sale.....................   2,503,950      1,263,650
                                                              ----------     ----------
Loans available-for-sale....................................      62,058        114,379
                                                              ----------     ----------
Mortgage loans on real estate...............................   3,942,161      4,298,040
Other loans.................................................   1,615,476      1,519,333
                                                              ----------     ----------
    Total loans.............................................   5,557,637      5,817,373
    Less: allowance for possible loan losses................     (78,505)       (80,547)
                                                              ----------     ----------
    Total loans, net........................................   5,479,132      5,736,826
                                                              ----------     ----------
Premises, furniture and equipment, net......................      87,686         85,395
Accrued interest receivable.................................      39,469         36,530
Goodwill....................................................     185,161        185,161
Identifiable intangible assets, net.........................         476          2,046
Bank owned life insurance ("BOLI")..........................     172,058        168,357
Other assets................................................     242,952        232,242
                                                              ----------     ----------
    Total assets............................................  $9,012,330     $8,023,643
                                                              ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
  Savings deposits..........................................  $1,603,620     $1,574,531
  Money market deposits.....................................     238,309        192,647
  AMA deposits..............................................     498,375        495,849
  Interest-bearing demand deposits..........................     649,257        493,997
  Non-interest-bearing demand deposits......................     676,815        593,784
  Certificates of deposit...................................   1,487,290      1,589,252
                                                              ----------     ----------
    Total deposits..........................................   5,153,666      4,940,060
                                                              ----------     ----------
Borrowings..................................................   2,431,550      1,931,550
Subordinated notes..........................................     148,377             --
Escrow and other deposits...................................      69,000         34,574
Accrued expenses and other liabilities......................     273,406        197,191
                                                              ----------     ----------
    Total liabilities.......................................   8,075,999      7,103,375
                                                              ----------     ----------
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 54,727,040 and
    56,248,898 shares outstanding at June 30, 2003 and
    December 31, 2002, respectively.........................         760            760
  Additional paid-in-capital................................     744,654        742,006
  Treasury stock at cost: 21,316,710 and 19,794,852 shares
    at June 30, 2003 and December 31, 2002, respectively....    (362,323)      (318,182)
  Unallocated common stock held by ESOP.....................     (71,682)       (74,154)
  Non-vested awards under Recognition Plan..................      (8,096)       (11,782)
  Retained earnings, substantially restricted...............     627,067        575,927
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-for-sale,
      net of tax............................................      12,663          7,564
    Net unrealized loss on cash flow hedges, net of tax.....      (6,712)        (1,871)
                                                              ----------     ----------
    Total stockholders' equity..............................     936,331        920,268
                                                              ----------     ----------
    Total liabilities and stockholders' equity..............  $9,012,330     $8,023,643
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
INTEREST INCOME:
Mortgage loans on real estate........................  $68,362    $82,572    $140,874   $167,041
Other loans..........................................   19,972     19,629      39,859     38,148
Loans available-for-sale.............................    1,446        477       2,952        559
Investment securities................................    4,003      1,964       6,595      3,805
Mortgage-related securities..........................   15,789     18,082      27,979     32,252
Other................................................    1,673      1,382       3,682      3,105
                                                       -------    -------    --------   --------
  Total interest income..............................  111,245    124,106     221,941    244,910
                                                       -------    -------    --------   --------
INTEREST EXPENSE:
Deposits.............................................   13,370     21,058      28,360     44,370
Borrowings...........................................   23,739     23,003      46,420     45,407
Subordinated notes...................................      170         --         170         --
Trust preferred securities...........................       --        263          --        524
                                                       -------    -------    --------   --------
  Total interest expense.............................   37,279     44,324      74,950     90,301
                                                       -------    -------    --------   --------
Net interest income..................................   73,966     79,782     146,991    154,609
Provision for loan losses............................    1,500      2,000       3,500      4,000
                                                       -------    -------    --------   --------
  Net interest income after provision for loan
     losses..........................................   72,466     77,782     143,491    150,609
NON-INTEREST INCOME:
Net gain on sales of loans and securities............       61        327          88        517
Mortgage-banking activities..........................    7,039      2,585      15,688      4,747
Service fees.........................................   17,811     11,645      32,492     23,244
BOLI.................................................    2,173      1,684       4,370      3,369
Other................................................      853        552       1,536      1,092
                                                       -------    -------    --------   --------
  Total non-interest income..........................   27,937     16,793      54,174     32,969
                                                       -------    -------    --------   --------
NON-INTEREST EXPENSE:
Compensation and employee benefits...................   26,728     23,704      50,547     46,135
Occupancy costs......................................    6,062      6,066      11,992     11,852
Data processing fees.................................    2,580      2,561       5,160      5,122
Advertising..........................................    1,743      1,565       3,463      3,130
Amortization of identifiable intangible assets.......      143      1,684       1,570      3,603
Other................................................   10,091      9,491      20,566     19,008
                                                       -------    -------    --------   --------
  Total non-interest expense.........................   47,347     45,071      93,298     88,850
                                                       -------    -------    --------   --------
Income before provision for income taxes.............   53,056     49,504     104,367     94,728
Provision for income taxes...........................   18,967     17,821      37,310     34,328
                                                       -------    -------    --------   --------
  Net income.........................................  $34,089    $31,683    $ 67,057   $ 60,400
                                                       =======    =======    ========   ========
Basic earnings per share.............................  $  0.68    $  0.61    $   1.33   $   1.16
                                                       =======    =======    ========   ========
Diluted earnings per share...........................  $  0.65    $  0.57    $   1.27   $   1.10
                                                       =======    =======    ========   ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                UNEARNED
                                                                UNALLOCATED      COMMON                   ACCUMULATED
                                       ADDITIONAL                 COMMON      STOCK HELD BY                  OTHER
                              COMMON    PAID-IN     TREASURY    STOCK HELD     RECOGNITION    RETAINED   COMPREHENSIVE
                              STOCK     CAPITAL       STOCK       BY ESOP         PLAN        EARNINGS   INCOME/(LOSS)    TOTAL
                              ------   ----------   ---------   -----------   -------------   --------   -------------   --------
Balance -- December 31,
  2002......................   $760     $742,006    $(318,182)   $(74,154)      $(11,782)     $575,927      $5,693       $920,268
Comprehensive income:
  Net income for the six
    months ended June 30,
    2003....................     --           --           --          --             --        67,057          --         67,057
  Other comprehensive
    income, net of tax of
    $3.7 million
    Change in net unrealized
      losses on cash flow
      hedges, net of tax of
      $1.8 million..........     --           --           --          --             --            --      (4,959)        (4,959)
    Change in net unrealized
      gains on securities
      available-for-sale,
      net of tax, net of tax
      of $1.9 million.......     --           --           --          --             --            --       5,217          5,217
                               ----     --------    ---------    --------       --------      --------      ------       --------
Comprehensive income........     --           --           --          --             --        67,057         258         67,315
Repurchase of common stock
  (1,893,000 shares)........     --           --      (49,618)         --             --            --          --        (49,618)
Treasury stock issued for
  options exercised and
  director fees (371,142
  shares)...................     --         (101)       5,477          --             --            --          --          5,376
Dividends declared..........     --           --           --          --             --       (15,917)         --        (15,917)
Stock compensation
  expense...................     --            4           --          --             --            --          --              4
ESOP shares committed to be
  released..................     --        1,270           --       2,472             --            --          --          3,742
Amortization of earned
  portion of restricted
  stock awards..............     --        1,475           --          --          3,686            --          --          5,161
                               ----     --------    ---------    --------       --------      --------      ------       --------
Balance -- June 30, 2003....   $760     $744,654    $(362,323)   $(71,682)      $ (8,096)     $627,067      $5,951       $936,331
                               ====     ========    =========    ========       ========      ========      ======       ========
Balance -- December 31,
  2001......................   $760     $734,773    $(247,184)   $(79,098)      $(17,641)     $480,074      $8,849       $880,533
Comprehensive income:
  Net income for the six
    months ended June 30,
    2002....................     --           --           --          --             --        60,400          --         60,400
  Other comprehensive
    income, net of tax of
    $5.4 million
    Change in net unrealized
      gains on securities
      available-for-sale,
      net of tax............     --           --           --          --             --            --         690            690
    Less: reclassification
      adjustment of net
      gains realized in net
      income, net of tax....     --           --           --          --             --            --         (46)           (46)
                               ----     --------    ---------    --------       --------      --------      ------       --------
Comprehensive income........     --           --           --          --             --        60,400         644         61,044
Repurchase of common stock
  (1,508,600 shares)........     --           --      (39,983)         --             --            --          --        (39,983)
Treasury stock issued for
  options exercised and
  director fees (664,463
  shares)...................     --         (647)       9,622          --             --            --          --          8,975
Dividends declared..........     --           --           --          --             --       (12,312)         --        (12,312)
Accelerated vesting of stock
  options...................     --          119           --          --             --            --          --            119
ESOP shares committed to be
  released..................     --        1,546           --       2,472             --            --          --          4,018
Amortization of earned
  portion of restricted
  stock awards..............     --        1,249           --          --          3,496            --          --          4,745
                               ----     --------    ---------    --------       --------      --------      ------       --------
Balance -- June 30, 2002....   $760     $737,040    $(277,545)   $(76,626)      $(14,145)     $528,162      $9,493       $907,139
                               ====     ========    =========    ========       ========      ========      ======       ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    67,057   $    60,400
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses...................................        3,500         4,000
Net gain on sales of loans and securities...................          (88)         (517)
Originations of loans available-for-sale....................   (1,093,806)     (476,492)
Proceeds from sales of loans available-for-sale.............    1,152,690       492,360
Amortization of deferred income and premiums................        5,572        (2,000)
Amortization of identifiable intangibles....................        1,570         3,603
Amortization of unearned compensation of ESOP and
  Recognition Plan..........................................        8,547         8,548
Depreciation and amortization...............................        5,519         5,966
Deferred income tax provision (benefit).....................        1,075       (12,042)
Increase in accrued interest receivable.....................       (2,939)       (2,801)
Decrease (increase) in accounts receivable-securities
  transactions..............................................        1,957          (660)
Decrease in other accounts receivable.......................            1         7,395
Increase (decrease) increase in accrued expenses and other
  liabilities...............................................       66,792       (25,803)
Other, net..................................................          372         2,081
                                                              -----------   -----------
Net cash provided by operating activities...................      217,819        64,038
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases.............................     (641,870)     (809,589)
Principal payments on loans.................................      992,145       647,398
Advances on mortgage warehouse lines of credit..............   (5,287,687)   (2,805,706)
Repayments on mortgage warehouse lines of credit............    5,193,540     2,888,102
Proceeds from sale of securities available-for-sale.........        8,497        65,454
Proceeds from maturities of securities available-for-sale...       84,414         5,007
Principal collected on securities available-for-sale........      766,842       249,575
Purchases of securities available-for-sale..................   (2,100,431)     (596,373)
Purchase of Federal Home Loan Bank stock....................      (20,000)      (11,368)
Proceeds from sale of other real estate.....................            1           165
Net additions to premises, furniture and equipment..........       (7,810)       (9,219)
                                                              -----------   -----------
Net cash used in investing activities.......................   (1,012,359)     (376,554)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................      315,568       272,573
Net decrease in time deposits...............................     (101,962)     (147,961)
Net increase in borrowings..................................      500,000       201,762
Net increase in subordinated notes..........................      148,377            --
Net increase in escrow and other deposits...................       34,426        11,774
Decrease in trust preferred securities......................           --       (11,067)
Proceeds from exercise of stock options.....................        3,997         8,975
Repurchase of common stock..................................      (49,618)      (39,983)
Dividends paid..............................................      (15,917)      (12,312)
                                                              -----------   -----------
Net cash provided by financing activities...................      834,871       283,761
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........       40,331       (28,755)
Cash and cash equivalents at beginning of period............      199,057       207,633
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   239,388   $   178,878
                                                              ===========   ===========
SUPPLEMENTAL INFORMATION
  Income taxes paid.........................................  $    37,149   $    39,026
                                                              ===========   ===========
  Interest paid.............................................  $    75,441   $    89,371
                                                              ===========   ===========
  Income tax benefit realized from exercise of stock
    options.................................................  $     1,662   $     1,523
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

     As part of the conversion and reorganization, Independence Community Bank Corp. (the "Company") was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision ("OTS") as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998, issuing 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of $18.4 million of expenses. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company's Employee Stock Ownership Plan (the "ESOP") which used such funds to purchase 5,632,870 shares of the Company's common stock in the open market subsequent to completion of the initial public offering. As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the "Foundation") and concurrently with the completion of the initial public offering donated 5,632,870 shares of common stock of the Company valued at the time of their contribution at $56.3 million. The Foundation was established in order to further the Company's and the Bank's commitment to the communities they serve.

     Additionally, the Bank established, in accordance with the requirements of the New York State Banking Department (the "Department"), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank's total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the Conversion. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders (as defined in the Bank's plan of conversion) have reduced their qualifying deposits as of each March 31st. Subsequent increases in deposits do not restore an eligible supplemental account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

     In addition to the restriction described above, the Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank's stockholder's equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

     The Bank provides financial services primarily to individuals and small to medium-sized businesses within the New York City metropolitan area. The Bank is subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Department.

     The Board of Directors declared the Company's twentieth consecutive quarterly cash dividend on July 24, 2003. The dividend amounted to $0.17 per share of common stock and is payable on August 21, 2003 to stockholders of record on August 7, 2003.

     On October 25, 2002 the Company announced that its Board of Directors authorized the tenth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. As

                       INDEPENDENCE COMMUNITY BANK CORP.

of June 30, 2003, a total of 2,336,771 shares had been repurchased at an average cost of $25.94 per share under the tenth repurchase plan.

     On July 24, 2003, the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to an additional three million shares of the Company's issued and outstanding common stock. The Company's eleventh repurchase program will commence upon completion of its ongoing tenth repurchase program, which as of July 31, 2003 had 480,229 shares remaining to be purchased. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.

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

     During the six months ended June 30, 2003, the Company repurchased 1,893,000 shares of its common stock at a cost of $49.9 million, or an average cost of $26.11 per share. The Company also issued 419,858 shares of treasury stock in connection with the exercise of options at $5.3 million. At June 30, 2003, the Company had repurchased a total of 32,639,616 shares pursuant to the ten repurchase programs at an aggregate cost of $525.5 million and reissued 11,322,906 shares at $164.1 million.

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

     The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     Critical Accounting Estimates

     The Company has identified the evaluation of the allowance for loan losses, goodwill and deferred tax assets as critical accounting estimates where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that

                       INDEPENDENCE COMMUNITY BANK CORP.

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

     Stock Compensation Expense

     For stock options granted prior to January 1, 2003, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or non-employee director must pay to acquire the stock. To date, no compensation expense has been recorded at the time of grant for stock options granted prior to January 1, 2003, since, for all granted options, the market price on the date of grant equaled the amount employees or directors must pay to acquire the stock. However, compensation expense has been recognized as a result of the accelerated vesting of options occurring upon the retirement of senior officers. Under the terms of the Company's option plans, unvested options held by retiring senior officers and non-employee directors of the Company only vest upon retirement if the Board of Directors or the Committee administering the option plan allow the acceleration of the vesting of such unvested options.

     Effective January 1, 2003, the Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with the fair value-based method of accounting described in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation, as amended." See Note 5 hereof.

     Comprehensive Income

     Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of related income taxes and the change in fair value of interest rate swap agreements, net of related income taxes, designated as cash flow hedges.

     Business

     The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of June 30, 2003, the Bank operated 78 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester counties of New York and the northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Company currently expects to expand its branch network through the opening of approximately ten branch locations during the next twelve to eighteen months. During the six months ended June 30, 2003, the Company opened four new locations, three in Manhattan and one in northern New Jersey. In July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington market. The Company expects the loans to be referred primarily by Meridian, which already has an established presence in that market area.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

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

3. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     Obligations Associated with Disposal Activities

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application permitted. The adoption of SFAS No. 146 effective January 1, 2003 did not have a material impact on the Company's financial condition or results of operations.

     Accounting for Stock-Based Compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual as well as interim financial statements. The provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. In January 2003, the Company announced that beginning in 2003 it will recognize compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123, as amended. The implementation of SFAS No. 148 did not have a material effect on the Company's financial condition or results of operations. See Note 5.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

     Derivatives Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have a material effect on the Company's financial condition or results of operations.

     Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The Company does not anticipate that the adoption of SFAS No. 150 will have a material impact on the Company's financial condition or results of operations.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

                                                         FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                 ENDED                  ENDED
                                                         ---------------------   --------------------
                                                         JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                           2003        2002        2003        2002
                                                         ---------   ---------   ---------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net income...........................................   $34,089     $31,683     $67,057    $60,400
                                                          =======     =======     =======    =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic..............................    49,787      51,822      50,238     51,874
  Weighted average number of common stock equivalents
     (restricted stock and options)....................     2,490       3,319       2,504      3,147
                                                          -------     -------     -------    -------
  Weighted average number of common shares and common
     stock equivalents -- diluted......................    52,277      55,141      52,742     55,021
                                                          =======     =======     =======    =======
Basic earning per share................................   $   .68     $   .61     $  1.33    $  1.16
                                                          =======     =======     =======    =======
Diluted earnings per share.............................   $   .65     $   .57     $  1.27    $  1.10
                                                          =======     =======     =======    =======

     At June 30, 2003 and June 30, 2002, there were 838,900 and 23,516 shares respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

5. BENEFIT PLANS

     Employee Stock Ownership Plan

     The Company established the ESOP for full-time employees in connection with the Bank's Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $3.5 million and $3.9 million to the ESOP during the six months ended June 30, 2003 and 2002, respectively. Dividends paid on ESOP shares, which reduced the Bank's contribution to the ESOP and were utilized to repay the ESOP loan, totaled $1.7 million and $1.3 million for the six months ended June 30, 2003 and 2002, respectively. The loan from the Company had an outstanding principal balance of $85.6 million and $87.0 million at June 30, 2003 and December 31, 2002, respectively.

     Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original aggregate principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated are first used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon includable compensation in the year of allocation. Forfeitures from the 401(k) Plan match portions are used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the ESOP participants will be allocated among the participants. Compensation expense related to the 140,822 shares committed to be released during the six months ended June 30, 2003 was $3.4 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock

                       INDEPENDENCE COMMUNITY BANK CORP.

during the period in which they were committed to be released. At June 30, 2003, there were 1,144,830 shares allocated, 4,224,653 shares unallocated and 263,387 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At June 30, 2003, the 4,224,653 unallocated shares had a fair value of $118.9 million.

     Recognition Plan

     The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. The Committee granted 11,000 performance-based shares in the year ended December 31, 2002 and non-performance share awards covering 105,363 shares, 91,637 shares and 23,492 shares during the nine months ended December 31, 2001, the year ended December 31, 2002 and the six months ended June 30, 2003, respectively.

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

     Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $5.2 million and $4.7 million related to the Recognition Plan for the six months ended June 30, 2003 and 2002, respectively.

     Stock Option Plans

     The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted to date has an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost at date of grant has been recognized.

     Beginning in 2003, the Company recognizes stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 11,000 options granted during the quarter ended June 30, 2003 and approximately $4,000 in compensation expense was recognized under this statement.

                       INDEPENDENCE COMMUNITY BANK CORP.

     1998 Stock Option Plan

     The 1998 Stock Option Plan (the "Option Plan") was implemented in September 1998 and was approved by stockholders in September 1998. The Option Plan may grant options covering shares aggregating in total 7,041,088 shares (10% of the shares of common stock sold in the Conversion excluding the shares contributed to the Foundation). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier to occur of ten years after its date of grant or six months after the date on which the optionee's employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company.

     On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. The Board of Directors granted options covering 93,000 and 300,500 shares, respectively, during the year ended December 31, 2002 and the nine months ended December 31, 2001. There were 11,000 shares granted from the Option Plan during the six months ended June 30, 2003. The granting of the options during the six months ended June 30, 2003 resulted in the recognition of approximately $4,000 of compensation expense during such period. In the year ended December 31, 2002 and the nine months ended December 31, 2001, the Committee administering the Plan approved the acceleration of 8,000 and 105,617 options due to the retirement of senior officers, resulting in $0.1 million and $0.6 million of compensation expense, respectively. At June 30, 2003, there were options covering 5,485,546 shares outstanding pursuant to the Option Plan.

     2002 Stock Incentive Plan

     The 2002 Stock Incentive Plan ("Stock Incentive Plan") was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 789,650 shares during the year ended December 31, 2002. There were no options granted from the Stock Incentive Plan during the six months ended June 30, 2003. The granting of these options did not affect the Company's results of operations for the six months ended June 30, 2003 or its statement of condition at June 30, 2003. At June 30, 2003, there were 778,900 options and no restricted share awards outstanding related to this plan.

     Other Stock Plans

     Broad National Bancorporation ("Broad") and Statewide Financial Corp. ("Statewide")(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the

                       INDEPENDENCE COMMUNITY BANK CORP.

Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At June 30, 2003, there were 128,784 options outstanding related to these plans.

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

                                                 FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                    ENDED JUNE 30,         ENDED JUNE 30,
                                                 ---------------------   -------------------
                                                   2003        2002        2003       2002
                                                 ---------   ---------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported..................................   $34,089     $31,683    $67,057    $60,400
  Add: Stock-based employee compensation
     expense included in reported net income,
     net of related tax effects(1).............     1,688       1,561      3,318      3,025
  Deduct: Total stock-based employee
     compensation expense determined under fair
     value method for all awards, net of
     related tax effects(1)....................    (3,129)     (2,692)    (6,179)    (5,254)
                                                  -------     -------    -------    -------
  Pro forma....................................   $32,648     $30,552    $64,196    $58,171
                                                  =======     =======    =======    =======
Basic earnings per share:
  As reported..................................   $   .68     $   .61    $  1.33    $  1.16
                                                  =======     =======    =======    =======
  Pro forma....................................   $   .66     $   .59    $  1.28    $  1.12
                                                  =======     =======    =======    =======
Diluted earnings per share:
  As reported..................................   $   .65     $   .57    $  1.27    $  1.10
                                                  =======     =======    =======    =======
  Pro forma....................................   $   .62     $   .55    $  1.22    $  1.06
                                                  =======     =======    =======    =======

---------------

(1) Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and stock option grants awarded under the various stock option plans.

                       INDEPENDENCE COMMUNITY BANK CORP.

6. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale at June 30, 2003 are as follows:

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
                                             COST        GAINS        LOSSES     FAIR VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies.......  $   26,549    $    64      $   (27)    $   26,586
     Corporate..........................     134,612      1,880          (58)       136,434
     Municipal..........................       6,812        301           --          7,113
                                          ----------    -------      -------     ----------
  Total debt securities.................     167,973      2,245          (85)       170,133
                                          ----------    -------      -------     ----------
  Equity securities:
     Preferred..........................     132,435      3,409         (765)       135,079
     Common.............................         386        869           --          1,255
                                          ----------    -------      -------     ----------
  Total equity securities...............     132,821      4,278         (765)       136,334
                                          ----------    -------      -------     ----------
Total investment securities.............     300,794      6,523         (850)       306,467
                                          ----------    -------      -------     ----------
Mortgage-related securities:
  Fannie Mae pass through
     certificates.......................     234,123      5,066           --        239,189
  Government National Mortgage
     Association ("GNMA") pass through
     certificates.......................      11,794      1,285           --         13,079
  Freddie Mac pass through
     certificates.......................       7,048        504           (4)         7,548
  Collateralized mortgage obligation
     bonds..............................   1,930,315      8,623       (1,271)     1,937,667
                                          ----------    -------      -------     ----------
Total mortgage-related securities.......   2,183,280     15,478       (1,275)     2,197,483
                                          ----------    -------      -------     ----------
Total securities available-for-sale.....  $2,484,074    $22,001      $(2,125)    $2,503,950
                                          ==========    =======      =======     ==========

                       INDEPENDENCE COMMUNITY BANK CORP.

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 2002 are as follows:

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
                                          ==========    =======      =======     ==========

7. LOANS AVAILABLE-FOR-SALE

     Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Loans available-for-sale:
  Single-family residential.................................  $ 7,436      $  7,576
  Multi-family residential..................................   54,622       106,803
                                                              -------      --------
Total loans available-for-sale..............................  $62,058      $114,379
                                                              =======      ========

     The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the six months ended June 30, 2003, the Company originated for sale $1.01 billion and sold $1.07 billion of fixed-rate multi-family loans in the secondary market with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the

                       INDEPENDENCE COMMUNITY BANK CORP.

associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio or
(ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company's underwriting guidelines. At June 30, 2003, the Company serviced $2.88 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $196.0 million.

     The maximum loss exposure of the associated credit risk related to the loans sold to Fannie Mae under this program is calculated pursuant to a review of each loan sold to Fannie Mae. A risk level is assigned to each such loan based upon the loan product, debt service coverage ratio and loan to value ratio of the loan. Each risk level has a corresponding sizing factor which, when applied to the original principal balance of the loan sold, equates to a recourse balance for the loan. The sizing factors are periodically reviewed by Fannie Mae based upon its continuing review of loan performance and are subject to adjustment. The total of the recourse balance per loan is aggregated to create a maximum loss exposure for the entire portfolio at any given point in time. The Company's maximum loss exposure for the entire portfolio of sold loans is periodically reviewed and, based upon factors such as amount, size, types of loans and loan performance, may be adjusted downward. Fannie Mae is restricted from increasing the maximum exposure on loans previously sold to it under this program as long as (i) the total borrower concentration (i.e., the total amount of loans extended to a particular borrower or a group of related borrowers) as applied to all mortgage loans delivered to Fannie Mae since the sales program began does not exceed 10% of the aggregate loans sold to Fannie Mae under the program and (ii) the average principal balance per loan of all mortgage loans delivered to Fannie Mae since the sales program began continues to be $4.0 million or less.

     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon a standard Department of Housing and Urban Development default curve with a range of estimated losses. At June 30, 2003 the Company had a $6.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

     As a result of retaining servicing on $3.09 billion of loans sold to Fannie Mae, which include both loans originated for sale and loans sold from portfolio, the Company had an $8.3 million servicing asset at June 30, 2003.

     A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

                                                               AT OR FOR THE
                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2003     2002
                                                              ------   -------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Balance at beginning of period..............................  $6,445   $ 4,273
  Capitalized servicing asset...............................   4,885     2,408
  Reduction of servicing asset..............................  (3,023)   (1,123)
                                                              ------   -------
Balance at end of period....................................  $8,307   $ 5,558
                                                              ======   =======

                       INDEPENDENCE COMMUNITY BANK CORP.

     Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services ("Cendant"). Under this program, the Company utilizes Cendant's mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company's name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the six months ended June 30, 2003, the Company originated for sale $79.4 million and sold $77.7 million of single-family residential mortgage loans through the program. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

     A summary of mortgage-banking activity income is as follows for the periods indicated:

                                                                AT OR FOR THE
                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Origination fees............................................  $ 6,108   $ 3,620
Servicing fees..............................................    1,040       676
Gain on sales...............................................   11,395     1,574
Change in fair value of loan commitments....................   (2,836)       --
Change in fair value of forward loan sale agreements........    2,836        --
Amortization of loan servicing asset........................   (2,855)   (1,123)
                                                              -------   -------
Total mortgage-banking activity income......................  $15,688   $ 4,747
                                                              =======   =======

     Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133. See Note 12 hereof.

                       INDEPENDENCE COMMUNITY BANK CORP.

8. LOANS RECEIVABLE, NET

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                         JUNE 30, 2003         DECEMBER 31, 2002
                                                     ---------------------   ---------------------
                                                                  PERCENT                 PERCENT
                                                       AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                                     ----------   --------   ----------   --------
                                                                (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential........................  $  262,801      4.7%    $  348,602      6.0%
  Cooperative apartment............................     144,066      2.6        207,677      3.5
  Multi-family residential.........................   2,213,199     39.8      2,436,666     41.9
  Commercial real estate...........................   1,328,914     23.9      1,312,760     22.6
                                                     ----------    -----     ----------    -----
  Total principal balance -- mortgage loans........   3,948,980     71.0      4,305,705     74.0
  Less net deferred fees...........................       6,819      0.1          7,665      0.1
                                                     ----------    -----     ----------    -----
Total mortgage loans...............................   3,942,161     70.9      4,298,040     73.9
                                                     ----------    -----     ----------    -----
Commercial business loans, net of deferred fees....     554,897     10.0        598,267     10.3
                                                     ----------    -----     ----------    -----
Other loans:
  Mortgage warehouse lines of credit...............     786,581     14.1        692,434     11.9
  Home equity loans and lines of credit............     243,412      4.4        201,952      3.5
  Consumer and other loans.........................      30,771      0.6         26,971      0.4
                                                     ----------    -----     ----------    -----
  Total principal balance -- other loans...........   1,060,764     19.1        921,357     15.8
  Less unearned discounts and deferred fees........         185      0.0            291      0.0
                                                     ----------    -----     ----------    -----
Total other loans..................................   1,060,579     19.1        921,066     15.8
                                                     ----------    -----     ----------    -----
Total loans receivable.............................   5,557,637    100.0%     5,817,373    100.0%
                                                     ----------    =====     ----------    =====
Less allowance for loan losses.....................      78,505                  80,547
                                                     ----------              ----------
Loans receivable, net..............................  $5,479,132              $5,736,826
                                                     ==========              ==========

     The loan portfolio is concentrated primarily in loans secured by real estate located in the New York City metropolitan area. The real estate loan portfolio is diversified in terms of risk and repayment sources. The underlying collateral consists of multi-family residential apartment buildings, single-family residential properties and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent not only upon regional and general economic stability, which affects property values, but also the financial well being and creditworthiness of the borrowers.

     In July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington market. The Company expects the loans to be referred primarily by Meridian, which already has an established presence in that market area. The Company currently expects to originate (for both portfolio and for sale) between $300.0 million and $500.0 million of loans in the first year. The Company will review this expansion program periodically and adjust its origination target based on market acceptance, credit performance, profitability and other relevant factors. The Company's current exposure to this market area consists primarily of $79.0 million of mortgage warehouse lines of credit.

                       INDEPENDENCE COMMUNITY BANK CORP.

9. NON-PERFORMING ASSETS

     The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest and principal.

                                                             JUNE 30,     DECEMBER 31,
                                                               2003           2002
                                                             --------   -----------------
                                                                (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential.............................  $ 2,411         $ 3,005
     Cooperative apartment.................................       --              36
     Multi-family residential..............................    1,271           1,136
     Commercial real estate................................   23,472          11,738
  Commercial business loans................................   21,803          22,495
  Other loans(1)...........................................      198             568
                                                             -------         -------
       Total non-accrual loans.............................   49,155          38,978
                                                             -------         -------
Loans past due 90 days or more as to:
  Interest and accruing....................................       50             152
  Principal and accruing(2)................................      493           2,482
                                                             -------         -------
       Total past due accruing loans.......................      543           2,634
                                                             -------         -------
       Total non-performing loans..........................   49,698          41,612
                                                             -------         -------
Other real estate owned, net(3)............................        7               7
                                                             -------         -------
Total non-performing assets................................  $49,705         $41,619
                                                             =======         =======
Restructured loans.........................................  $ 4,415         $ 4,674
                                                             =======         =======
Allowance for loan losses as a percent of total loans......     1.41%           1.38%
Allowance for loan losses as a percent of non-performing
  loans....................................................   157.96%         193.57%
Non-performing loans as a percent of total loans...........     0.89%           0.72%
Non-performing assets as a percent of total assets.........     0.55%           0.52%

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

                       INDEPENDENCE COMMUNITY BANK CORP.

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

     The reserve factors that are applied to pass, criticized and classified loans are generally reviewed by management on a quarterly basis unless circumstances require a more frequent assessment. In assessing the reserve factors, the Company takes into consideration, among other things, the state of the national and/or local economies which could affect the Company's customers or underlying collateral values, the loss experience related to different segments or classes of loans, changes in risk categories, the acceleration or decline in loan portfolio growth rates and underwriting or servicing weaknesses. To the extent that such assessment results in an increase or decrease to the reserve factors that are applied to each risk level, the Company may need to adjust its provision for loan losses which could impact earnings in the period in which such provisions are taken.

     Management believes that, based on information currently available, the Company's allowance for loan losses at June 30, 2003 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                   AT OR FOR THE
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Allowance at beginning of period............................   $80,547      $78,239
                                                               -------      -------
Provision:
  Mortgage loans............................................     2,300          933
  Commercial business and other loans(1)....................     1,200        3,067
                                                               -------      -------
  Total provisions..........................................     3,500        4,000
                                                               -------      -------
Charge-offs:
  Mortgage loans............................................     5,902          889
  Commercial business and other loans(1)....................       409        2,717
                                                               -------      -------
  Total charge-offs.........................................     6,311        3,606
                                                               -------      -------
Recoveries:
  Mortgage loans............................................        89        1,031
  Commercial business and other loans(1)....................       680          462
                                                               -------      -------
  Total recoveries..........................................       769        1,493
                                                               -------      -------
Net loans charged-off.......................................     5,542        2,113
                                                               -------      -------
Allowance at end of period..................................   $78,505      $80,126
                                                               =======      =======
Allowance for possible loan losses as a percent of total
  loans at period end.......................................      1.41%        1.35%
Allowance for possible loan losses as a percent of total
  non-performing loans at period end(2).....................    157.96%      214.60%

---------------
(1) Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2) Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

11. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     Effective April 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which resulted in discontinuing the amortization of goodwill. Under SFAS No. 142, goodwill is instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will generally be recognized as non-interest expense in the period of impairment. However, under the terms of SFAS No. 142, identifiable intangibles (such as core deposit premiums) with identifiable lives will continue to be amortized. Core deposit intangibles held by the Company are amortized on a straight-line basis over seven years.

     The Company's goodwill was $185.2 million at June 30, 2003 and December 31, 2002. The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2002. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Company's identifiable intangible assets at the dates indicated:

                                           AT JUNE 30, 2003                   AT DECEMBER 31, 2002
                                  ----------------------------------   ----------------------------------
                                   GROSS                      NET       GROSS                      NET
                                  CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                   AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                  --------   ------------   --------   --------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
Amortized intangible assets:
  Deposit intangibles...........  $47,559      $47,083       $  476    $47,559      $45,513       $2,046
                                  -------      -------       ------    -------      -------       ------
          Total.................  $47,559      $47,083       $  476    $47,559      $45,513       $2,046
                                  =======      =======       ======    =======      =======       ======

     The following sets forth the estimated amortization expense for the years ended December 31:

2003........................................................  $1,855
2004........................................................  $  191
2005........................................................  $   --

     Amortization expense related to identifiable intangible assets was $0.1 million and $1.7 million for the quarters ended June 30, 2003 and 2002, respectively, and $1.6 million and $3.6 million for the six months ended June 30, 2003 and 2002, respectively.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company's derivative instruments at June 30, 2003, included interest rate swap agreements designated as cash flow hedges of variable-rate FHLB borrowings, commitments to fund loans available-for-sale and forward loan sale agreements.

     Interest Rate Swap Agreements

     During 2002, the Company, entered into forward starting interest rate swap agreements as part of its interest rate risk management process to change the repricing characteristics of certain variable-rate borrowings. At both June 30, 2003 and December 31, 2002, the Company had forward starting interest rate swap agreements outstanding with aggregate notional values of $200.0 million. These agreements qualify as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company expects to draw down during 2003 to replace existing FHLB borrowings that will mature during 2003.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table details the interest rate swaps outstanding as of June 30, 2003:

                                                                   FIXED       VARIABLE-
                                                    NOTIONAL     INTEREST        RATE
                                                     AMOUNT        RATE          INDEX
                                                    --------   -------------   ---------
                                                           (DOLLARS IN THOUSANDS)
Pay Fixed Swaps -- Maturing:
  July 2008.......................................  $ 50,000       3.87%         LIBOR
  August 2008.....................................   150,000   3.79% - 3.97%     LIBOR
                                                    --------
                                                    $200,000
                                                    ========

     These interest rate swap agreements require the Company to make periodic fixed-rate payments to the swap counterparties, while receiving periodic variable-rate payments indexed to the three month London Inter-Bank Offered Rate ("LIBOR") from the swap counterparties based on a common notional amount and maturity date. As a result, the net impact of the swaps will be to convert the variable interest payments on the $200.0 million FHLB borrowings to fixed interest payments the Company will make to the swap counterparties. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

     These swaps have original maturities of up to 5 years and, as of June 30, 2003, had an unrealized loss of $10.6 million and were reflected as a component of other liabilities and other comprehensive income within stockholders' equity, net of tax.

     Loan Commitments for Loans Originated for Sale and Forward Loan Sale Agreements

     The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originated single-family and multi-family residential loans for sale pursuant to programs with Cendant and Fannie Mae. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement also meets the definition of a derivative instrument under SFAS No.
133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to Fannie Mae or Cendant is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

     At June 30, 2003, the Company had $495.9 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $172.5 million related to loan commitments for which the borrowers had not entered into interest rate locks and $323.4 million which were subject to interest rate locks. At June 30, 2003, the Company had $323.4 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a loss of $1.7 million and the fair market value of the related forward loan sale agreements was a gain of $1.7 million at June 30, 2003.

                       INDEPENDENCE COMMUNITY BANK CORP.

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

     The loans originated by the Company resulting from referrals by Meridian account for a significant portion of the Company's total loan originations. In addition, referrals from Meridian accounted for the substantial majority of the loans originated for sale in 2003. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian relationship.

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

     The Company's results of operations also are affected by (a) the provision for loan losses resulting from management's assessment of the level of the allowance for loan losses, (b) its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, (c) its non-interest expense, including compensation and employee benefits, occupancy expense, data processing services, amortization of intangibles, and (d) income tax expense.

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

CHANGES IN FINANCIAL CONDITION

     General

     Total assets increased by $988.7 million from $8.02 billion at December 31, 2002 to $9.01 billion at June 30, 2003 primarily due to increases of $1.24 billion in the securities available-for-sale portfolio and $40.3 million in cash and cash equivalents, partially offset by a $259.7 million decline in the loan portfolio and a $52.3 million decrease in loans available-for-sale. This increase was funded primarily through the use of borrowings, the growth in deposits and the issuance of 3.5% Fixed Rate/Floating Rate Subordinated Notes Due 2013 ("Notes").

     Cash and Cash Equivalents

     Cash and cash equivalents increased from $199.1 million at December 31, 2002 to $239.4 million at June 30, 2003. The $40.3 million increase in liquidity was primarily due to funds received from the issuance of the $148.4 million Notes in June 2003, which funds had yet to be fully redeployed into other interest-earning assets.

     Securities Available-for-Sale

     The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $1.24 billion, or 98.2%, from $1.26 billion at December 31, 2002 to $2.50 billion at June 30, 2003. The increase was funded primarily through the use of borrowings, the growth in deposits and from the reinvestment of funds from accelerated loan repayments into such assets.

     The Company's mortgage-related securities portfolio increased $1.16 billion to $2.20 billion at June 30, 2003 compared to $1.04 billion at December 31, 2002. The securities were comprised of $1.72 billion of AAA rated CMOs, $213.2 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA ("Agency CMOs") and $259.8 million of mortgage-backed pass through certificates which were also issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The increase in the portfolio was primarily due to purchases of $1.70 billion of AAA rated CMOs with a weighted average yield of 4.99% and $228.0 million of Agency CMOs with a weighted average yield of 4.77%. Partially offsetting these increases were proceeds totaling approximately $766.8 million received from normal and accelerated principal repayments.

     The Company's investment securities portfolio increased $81.6 million to $306.5 million at June 30, 2003 compared to $224.9 million at December 31, 2002. The increase was primarily due to $171.2 million of purchases, primarily $75.0 million of federal agency securities with a 4.68% weighted average yield and $73.0 million of preferred securities with a weighted average yield of 4.48%.

     At June 30, 2003, the Company had a $12.7 million net unrealized gain, net of tax, on available-for-sale investment and mortgage-related securities as compared to a $7.6 million net unrealized gain at December 31, 2002.

     Loans Available-for-Sale

     Loans available-for-sale decreased by $52.3 million to $62.1 million at June 30, 2003 from $114.4 million at December 31, 2002. The decrease in multi-family loans available-for-sale was a result of significant loan volume at the end of the fourth quarter of 2002 and the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days. The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. As part of these transactions, the Company retains a portion of the associated credit risk. During the six months ended June 30, 2003, the Company originated $1.01 billion and sold $1.07 billion of loans to Fannie Mae under this program and as a result serviced $2.88 billion of loans with a maximum potential loss exposure of $196.0 million. Multi-family loans available for sale at June 30, 2003 totaled $54.6 million compared to $106.8 million at December 31, 2002.

     The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $79.4 million and sold $77.7 million of such loans during the six months ended June 30, 2003. Single-family residential mortgage loans available for sale totaled $7.4 million and $7.6 million at June 30, 2003 and December 31, 2002, respectively.

     Both programs were established in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.

     Loans, net

     Loans, net decreased by $257.7 million or 4.5% to $5.48 billion at June 30, 2003 from $5.74 billion at December 31, 2002. The Company continues to focus on expanding its higher yielding portfolios of commercial real estate and commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. The Company originated for its own portfolio during the six months ended June 30, 2003 approximately $409.2 million of mortgage loans compared to $470.7 million for the six months ended June 30, 2002. Although the Company continues to originate for portfolio, total loans decreased due to the combination of the heavy run off in the single-family residential portfolio, the accelerated rate of repayments in the multi-family residential portfolio and an increase in originating assets for sale as opposed to portfolio retention due to the yields available on such assets in the current interest rate environment.

     Multi-family residential loans decreased $223.5 million to $2.21 billion at June 30, 2003 compared to $2.44 billion at December 31, 2002. The decrease was primarily due to repayments of $444.9 million which were partially offset by $221.4 million of originations for portfolio retention. The Company has put a greater emphasis on originating multi-family residential loans for sale due to the low interest rate environment. When interest rates begin to rise, the Company expects to increase the percent of loans originated for portfolio. As a result of these activities, multi-family residential loans comprised 39.8% of the total loan portfolio at June 30, 2003 compared to 41.9% at December 31, 2002.

     Commercial real estate loans increased to $1.33 billion at June 30, 2003 from $1.31 billion at December 31, 2002. The increase of $16.2 million was primarily due to $181.5 million of originations partially offset by $159.4 million of loan repayments and $5.9 million of loan charge-offs for the six months ended June 30, 2003. As a result of these activities, commercial real estate loans comprised 23.9% of the total loan portfolio at June 30, 2003 compared to 22.6% at December 31, 2002.

     Commercial business loans decreased $43.4 million, or 7.2%, from $598.3 million at December 31, 2002 to $554.9 million at June 30, 2003. The decrease was primarily due to $168.7 million of repayments partially offset by $125.6 million of originations and advances during the six months ended June 30, 2003. Based upon our customers' view of the current economic environment, the Company has experienced a slowdown in commercial business loan activity in the current year. Commercial business loans comprised 10.0% of the total loan portfolio at June 30, 2003 compared to 10.3% at December 31, 2002.

     Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit increased $94.2 million from $692.4 million at December 31, 2002 to $786.6 million at June 30, 2003. The increase was due to the current interest cycle and resultant refinance market. At June 30, 2003, there were $346.8 million of unused lines of credit related to mortgage warehouse lines of credit. The Company anticipates a decline in this portfolio when interest rates rise and the current refinance market slows down. Mortgage warehouse lines of credit comprised 14.1% of the total loan portfolio at June 30, 2003 compared to 11.9% at December 31, 2002.

     Single-family residential and cooperative apartment loans decreased $149.4 million from an aggregate of $556.3 million at December 31, 2002 to an aggregate of $406.9 million at June 30, 2003. The decline was due to increased repayments as a result of the current interest rate environment combined with the decreased emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and business loans. The Company originates and sells single-family residential mortgage loans to Cendant as previously discussed.

     Non-Performing Assets

     Non-performing assets as a percentage of total assets at June 30, 2003 amounted to 0.55% compared to 0.52% at December 31, 2002. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $8.1 million or 19.4% to $49.7 million at June 30, 2003 from $41.6 million at December 31, 2002. The increase in non-performing assets was primarily due to a $10.2 million increase in non-accrual loans, primarily commercial real estate loans, which was partially offset by a decrease of $2.1 million in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At June 30, 2003, the Company's non-performing assets consisted of $49.1 million of non-accrual loans (including $23.5 million of commercial real estate loans, $21.8 million of commercial business loans, $2.4 million of single-family residential loans and $1.3 million of multi-family residential loans), $0.5 million of loans past due 90 days or more as to principal and accruing, $0.1 million of loans past due 90 days or more as to interest and accruing and $7,000 of other real estate owned.

     Allowance for Loan Losses

     The Company's allowance for loan losses amounted to $78.5 million at June 30, 2003, as compared to $80.5 million at December 31, 2002. At June 30, 2003, the Company's allowance amounted to 1.41% of total loans and 158.0% of total non-performing loans compared to 1.38% and 193.6%, respectively at December 31, 2002. The Company's allowance decreased $2.0 million during the six months ended June 30, 2003 primarily due to a $3.5 million provision for loan losses offset by net charge-offs of $5.5 million or 0.1% of average total loans.

     In assessing the level of the allowance for loan losses and the periodic provisions to the allowance charged to income, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing loans, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company's loan portfolio.

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

     Management believes the allowance for loan losses at June 30, 2003 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

     Goodwill and Intangible Assets

     Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under SFAS No. 142, goodwill is carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as non-interest expense in the period of impairment. However, under the terms of SFAS No. 142, identifiable intangible assets with identifiable lives continue to be amortized.

     The Company's goodwill, which aggregated $185.2 million at June 30, 2003, resulted from the acquisitions of Broad and Statewide as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc.. The Company's $0.5 million of identifiable intangible assets at June 30, 2003 resulted primarily from one branch office purchase transaction effected in fiscal 1996. The Company's intangible assets decreased by $1.5 million to $0.5 million at June 30, 2003 from $2.0 million at December 31, 2002. The decrease was a result of amortization of the identifiable intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, the remaining identified intangibles as of June 30, 2003 will be amortized by April 2004.

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

     Bank Owned Life Insurance ("BOLI")

     The Company holds BOLI policies to fund certain future employee benefit costs and to provide attractive tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in such value are recorded in non-interest income. BOLI increased $3.7 million to $172.1 million at June 30, 2003 compared to $168.4 million at December 31, 2002 as a result of an increase in the cash surrender value of the BOLI.

     Other Assets

     Other assets increased $10.8 million from $232.2 million at December 31, 2002 to $243.0 million at June 30, 2003. The increase was primarily due to a $20.0 million increase in FHLB stock which was partially offset by a $3.9 million decrease in net deferred tax assets.

     Net deferred tax assets decreased by $3.9 million to $65.3 million at June 30, 2003 compared to $69.2 million at December 31, 2002. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered "more likely than not." The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such deferred tax assets are expected to be fully realized, except for the deferred tax asset reflecting the fair market value of Holding Company common stock contributed to the Foundation at its inception in March 1998. A valuation allowance was established due to the possibility that the deferred tax asset would not be fully utilized. The effect of the valuation allowance was to decrease paid-in-capital.

     The Company has identified the valuation of deferred tax assets as a critical accounting estimate due to the judgment involved in projecting future taxable income, determining when differences are expected to be reversed and establishing a valuation allowance. Changes in management's judgments and estimates may have an impact on the Company's net income.

     Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this MD&A.

     Deposits

     Deposits increased $213.6 million or 4.3% to $5.15 billion at June 30, 2003 compared to $4.94 billion at December 31, 2002. The increase was due to net deposit inflows totaling $185.3 million as well as interest credited of $28.3 million.

     Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $315.6 million, or 9.4%, to $3.67 billion at June 30, 2003 compared to $3.35 billion at December 31, 2002. This increase reflects both the continued successful implementation of the Company's business strategy of increasing core deposits as well as the current interest rate environment. Execution of this strategy is evidenced by the increase in core deposits to approximately 71.1% of total deposits at June 30, 2003 compared to 67.8% of total deposits at December 31, 2002.

     The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and FHLB borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.52% compared to 2.28% for certificates of deposit and 4.23% for borrowings for the quarter ended June 30, 2003.

     Borrowings

     Borrowings increased $500.0 million to $2.43 billion at June 30, 2003 compared to $1.93 billion at December 31, 2002 due to a $500.0 million increase in FHLB repurchase agreements. During the second quarter of 2003, the Company strategically determined to borrow $500.0 million of short-term low costing floating-rate FHLB borrowings, investing the funds primarily in mortgage-backed securities with characteristics designed to minimize both interest rate risk and extension risk while maximizing yield. The repurchase agreements mature within 30 days and have a weighted average interest rate of 1.07%. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

     The Company is managing its leverage position and has a borrowing to asset ratio of 27.0% at June 30, 2003 and 24.1% at December 31, 2002.

     Subordinated Notes

     On June 20, 2003, the Bank issued $150.0 million aggregate principal amount of 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 ("Notes"). The Notes bear interest at a fixed rate of 3.5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 the Bank has the right to redeem the Notes at par plus accrued interest. The net proceeds of $148.4 million were used for general corporate purposes. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.

     Equity

     The Holding Company's stockholders' equity totaled $936.3 million at June 30, 2003, compared to $920.3 million at December 31, 2002. The $16.0 million increase was primarily due to net income of $67.1 million, amortization of the earned portion of restricted stock grants of $5.1 million, $3.7 million related to the ESOP shares committed to be released for the six months ended June 30, 2003. In addition, increases were also attributable to $5.4 million related to the exercise of stock options and the issuance of shares in payment of director fees and a $5.2 million increase in the net unrealized gain on securities available-for-sale. These increases were partially offset by a $49.6 million reduction in capital resulting from the purchase during the six months ended June 30, 2003 of 1,893,000 shares of common stock in connection with the Holding Company's open market repurchase program, a $15.9 million decrease due to dividends declared and a $5.0 million decrease in the fair value of interest rate swaps, net of tax.

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

                                                          FOR THE THREE MONTHS ENDED
                                    -----------------------------------------------------------------------
                                              JUNE 30, 2003                        JUNE 30, 2002
                                    ----------------------------------   ----------------------------------
                                                             AVERAGE                              AVERAGE
                                     AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                     BALANCE     INTEREST      COST       BALANCE     INTEREST      COST
                                    ----------   --------   ----------   ----------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans.................  $4,086,979   $ 69,808     6.83%      $4,517,691   $ 83,049     7.35%
   Commercial business loans......     566,310      8,844      6.26         762,217     12,656      6.66
   Mortgage warehouse lines of
     credit.......................     657,749      7,448      4.48         301,960      3,528      4.62
   Other loans(2).................     248,530      3,680      5.94         197,909      3,445      6.98
                                    ----------   --------                ----------   --------
 Total loans......................   5,559,568     89,780      6.46       5,779,777    102,678      7.11
 Mortgage-related securities......   1,673,525     15,789      3.77       1,216,267     18,082      5.95
 Investment securities............     331,884      4,003      4.82         141,810      1,964      5.54
 Other interest-earning
   assets(3)......................     261,536      1,673      2.57         189,520      1,382      2.93
                                    ----------   --------                ----------   --------
Total interest-earning assets.....   7,826,513   $111,245      5.68       7,327,374   $124,106      6.77
                                                 ========      ----                   --------      ----
Non-interest-earning assets.......     709,540                              573,136
                                    ----------                           ----------
 Total assets.....................  $8,536,053                           $7,900,510
                                    ==========                           ==========
Interest-bearing liabilities:
 Deposits:
   Savings deposits...............  $1,601,834   $  2,104     0.53%      $1,585,408   $  5,306     1.34%
   Money market deposits..........     207,470        356      0.69         181,977        458      1.01
   Active management accounts
     ("AMA")......................     507,608      1,207      0.95         442,359      1,706      1.55
   Interest-bearing demand
     deposits(4)..................     689,250      1,103      0.64         543,233      1,294      0.96
   Certificates of deposit........   1,513,495      8,600      2.28       1,718,727     12,294      2.87
                                    ----------   --------                ----------   --------
     Total interest-bearing
       deposits...................   4,519,657     13,370      1.19       4,471,704     21,058      1.89
     Non interest-bearing
       deposits...................     651,425         --      0.00         511,868         --      0.00
                                    ----------   --------                ----------   --------
     Total deposits...............   5,171,082     13,370      1.04       4,983,572     21,058      1.69
Cumulative trust preferred
 securities(5)....................          --         --        --          10,819        263      9.71
Subordinated notes................      17,936        170      3.81              --         --        --
Borrowings........................   2,250,242     23,739      4.23       1,886,681     23,003      4.89
                                    ----------   --------                ----------   --------
     Total interest-bearing
       liabilities................   7,439,260     37,279      2.01       6,881,072     44,324      2.58
                                    ----------   --------      ----                   --------      ----
Non-interest-bearing
 liabilities......................     170,449                              124,475
                                    ----------                           ----------
     Total liabilities............   7,609,709                            7,005,547
     Total equity.................     926,344                              894,963
                                    ----------                           ----------
     Total liabilities and
       equity.....................  $8,536,053                           $7,900,510
                                    ==========                           ==========
Net interest-earning assets.......  $  387,253                           $  446,302
                                    ==========                           ==========
Net interest income/interest rate
 spread...........................               $ 73,966     3.67%                   $ 79,782     4.19%
                                                 ========      ====                   ========      ====
Net interest margin...............                            3.77%                                4.35%
                                                               ====                                 ====
Ratio of average interest-earning
 assets to average
 interest-bearing liabilities.....                             1.05x                                1.06x
                                                               ====                                 ====

                                                           FOR THE SIX MONTHS ENDED
                                    -----------------------------------------------------------------------
                                              JUNE 30, 2003                        JUNE 30, 2002
                                    ----------------------------------   ----------------------------------
                                                             AVERAGE                              AVERAGE
                                     AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                     BALANCE     INTEREST      COST       BALANCE     INTEREST      COST
                                    ----------   --------   ----------   ----------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans.................  $4,167,628   $143,826     6.90%      $4,525,443   $167,600     7.41%
   Commercial business loans......     563,767     18,569      6.64         725,978     23,950      6.65
   Mortgage warehouse lines of
     credit.......................     630,508     14,105      4.45         322,506      7,519      4.64
   Other loans(2).................     238,382      7,185      6.08         189,772      6,679      7.10
                                    ----------   --------                ----------   --------
 Total loans......................   5,600,285    183,685      6.56       5,763,699    205,748      7.15
 Mortgage-related securities......   1,403,603     27,979      3.99       1,076,895     32,252      5.99
 Investment securities............     284,118      6,595      4.64         139,693      3,805      5.45
 Other interest-earning
   assets(3)......................     286,388      3,682      2.59         231,311      3,105      2.71
                                    ----------   --------                ----------   --------
Total interest-earning assets.....   7,574,394    221,941      5.86       7,211,598    244,910      6.80
                                                 --------      ----                   --------      ----
Non-interest-earning assets.......     702,936                              573,644
                                    ----------                           ----------
 Total assets.....................  $8,277,330                           $7,785,242
                                    ==========                           ==========
Interest-bearing liabilities:
 Deposits:
   Savings deposits...............  $1,582,438      4,762     0.61%      $1,547,471     10,652     1.39%
   Money market deposits..........     198,929        694      0.70         181,437        912      1.01
   Active management accounts
     ("AMA")......................     509,572      2,797      1.11         444,026      3,543      1.61
   Interest-bearing demand
     deposits(4)..................     627,805      2,132      0.68         513,355      2,543      1.00
   Certificates of deposit........   1,540,279     17,975      2.35       1,758,686     26,720      3.06
                                    ----------   --------                ----------   --------
     Total interest-bearing
       deposits...................   4,459,023     28,360      1.28       4,444,975     44,370      2.01
     Non interest-bearing
       deposits...................     630,950         --      0.00         487,897         --      0.00
                                    ----------   --------                ----------   --------
     Total deposits...............   5,089,973     28,360      1.12       4,932,872     44,370      1.81
Cumulative trust preferred
 securities(5)....................          --         --        --          10,942        524      9.65
Subordinated notes................       9,018        170      3.81              --         --        --
Borrowings........................   2,092,522     46,420      4.47       1,830,486     45,407      5.00
                                    ----------   --------                ----------   --------
     Total interest-bearing
       liabilities................   7,191,513     74,950      2.10       6,774,300     90,301      2.69
                                                 --------      ----                   --------      ----
Non-interest-bearing
 liabilities......................     158,813                              124,012
                                    ----------                           ----------
     Total liabilities............   7,350,326                            6,898,312
     Total equity.................     927,004                              886,930
                                    ----------                           ----------
     Total liabilities and
       equity.....................  $8,277,330                           $7,785,242
                                    ==========                           ==========
Net interest-earning assets.......  $  382,881                           $  437,298
                                    ==========                           ==========
Net interest income/interest rate
 spread...........................               $146,991     3.76%                   $154,609     4.11%
                                                 ========      ====                   ========      ====
Net interest margin...............                            3.87%                                4.27%
                                                               ====                                 ====
Ratio of average interest-earning
 assets to average
 interest-bearing liabilities.....                             1.05x                                1.06x
                                                               ====                                 ====

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

                                   THREE MONTHS ENDED JUNE 30, 2003     SIX MONTHS ENDED JUNE 30, 2003
                                    COMPARED TO THREE MONTHS ENDED       COMPARED TO SIX MONTHS ENDED
                                            JUNE 30, 2002                       JUNE 30, 2002
                                  ----------------------------------   --------------------------------
                                  INCREASE (DECREASE)                  INCREASE (DECREASE)
                                         DUE TO           TOTAL NET          DUE TO          TOTAL NET
                                  --------------------    INCREASE     -------------------    INCREASE
                                    RATE       VOLUME    (DECREASE)      RATE      VOLUME    (DECREASE)
                                  ---------   --------   -----------   --------   --------   ----------
                                                             (IN THOUSANDS)
Interest-earning assets:
Loans receivable:
  Mortgage loans................  $ (6,038)   $(7,203)    $(13,241)    $(11,770)  $(12,004)   $(23,774)
  Commercial business loans.....      (722)    (3,090)      (3,812)         (37)    (5,344)     (5,381)
  Mortgage warehouse lines of
     credit.....................      (109)     4,029        3,920         (320)     6,906       6,586
  Other loans(1)................      (562)       797          235       (1,048)     1,554         506
                                  --------    -------     --------     --------   --------    --------
Total loans receivable..........    (7,431)    (5,467)     (12,898)     (13,175)    (8,888)    (22,063)
Mortgage-related securities.....    (7,826)     5,533       (2,293)     (12,492)     8,219      (4,273)
Investment securities...........      (281)     2,320        2,039         (632)     3,422       2,790
Other interest-earning assets...      (186)       477          291         (131)       708         577
                                  --------    -------     --------     --------   --------    --------
Total net change in income from
  interest-earning assets.......   (15,724)     2,863      (12,861)     (26,430)     3,461     (22,969)
Interest-bearing liabilities:
  Deposits:
     Savings deposits...........    (3,257)        55       (3,202)      (6,125)       235      (5,890)
     Money market deposits......      (159)        57         (102)        (300)        82        (218)
     AMA deposits...............      (723)       224         (499)      (1,215)       469        (746)
     Interest-bearing demand
       deposits.................      (485)       294         (191)        (899)       488        (411)
     Certificates of deposit....    (2,337)    (1,357)      (3,694)      (5,694)    (3,051)     (8,745)
                                  --------    -------     --------     --------   --------    --------
Total deposits..................    (6,961)      (727)      (7,688)     (14,233)    (1,777)    (16,010)
Trust preferred securities......        --       (263)        (263)           4       (528)       (524)
Subordinated notes..............        --        170          170           --        170         170
Borrowings......................    (3,349)     4,085          736       (5,099)     6,112       1,013
                                  --------    -------     --------     --------   --------    --------
Total net change in expense of
  interest-bearing
  liabilities...................   (10,310)     3,265       (7,045)     (19,328)     3,977     (15,351)
                                  --------    -------     --------     --------   --------    --------
Net change in net interest
  income........................  $ (5,414)   $  (402)    $ (5,816)    $ (7,102)  $   (516)   $ (7,618)
                                  ========    =======     ========     ========   ========    ========

---------------
(1) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     General

     The Company reported a 14.0% increase in diluted earnings per share to $0.65 for the quarter ended June 30, 2003 compared to $0.57 for the quarter ended June 30, 2002. Net income increased 7.6% to $34.1 million for the quarter ended June 30, 2003 compared to $31.7 million for the quarter ended June 30, 2002.

     On a linked quarter basis, net income increased $1.1 million, or 3.4%, from $33.0 million for the quarter ended March 31, 2003 while diluted earnings per share increased 4.8% from $ 0.62 for the quarter ended March 31, 2003.

     Net Interest Income

     Net interest income decreased by $5.8 million or 7.3% to $74.0 million for the quarter ended June 30, 2003 as compared to $79.8 million for the quarter ended June 30, 2002. The decrease was due to a $12.8 million decrease in interest income partially offset by a $7.0 million decrease in interest expense. The decline in net interest income primarily reflected the 58 basis point decrease in net interest margin, offset in part, by a $499.1 million increase in average interest-earning assets during the quarter ended June 30, 2003, as compared to the same period in the prior year.

     The Company's net interest margin decreased 58 basis points to 3.77% for the quarter ended June 30, 2003 compared to 4.35% for the quarter ended June 30, 2002. The average yield on interest-earning assets declined 109 basis points for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 which was partially offset by a decline of 57 basis points in the cost of average interest-bearing liabilities. A portion of the decrease in the net interest margin was attributable to the current low interest rate environment and the resultant active refinance market. The Company has experienced continued acceleration of repayment in its mortgage-backed securities, multi-family residential mortgage loans and single-family and cooperative loan portfolios. As a result, new assets for portfolio retention are being originated at significantly lower yields than existing portfolio rates. In order to minimize the impact of the decline in asset yields, the Company has continued its strategy of increasing the portion of its deposit base comprised of lower costing core deposits. Overall, based upon the current yield curve, the yield on interest-earning assets has declined to a greater degree than the cost of interest-bearing liabilities.

     Management believes that it is reasonable to assume further compression in the net interest margin during the remainder of 2003. However, the Company continues to rely on all of the components of its business model to offset or substantially lessen the reduction in net interest income as it continues to shift its deposits to lower costing core deposits while continuing to build non-interest rate sensitive revenue channels, including in particular the expansion of its mortgage-banking activities.

     Interest income decreased by $12.9 million to $111.2 million for the quarter ended June 30, 2003 compared to $124.1 million for the quarter ended June 30, 2002. Interest income on loans declined $13.9 million due primarily to a decrease in the yield on the average loan portfolio of 65 basis points to 6.46% from 7.11% for the quarter ended June 30, 2003 and June 30, 2002, respectively. Contributing to the unfavorable variance, were lower average outstanding loan balances of $220.2 million compared to the prior year quarter.

     The decrease in the average balance of loans is partially attributable to a $291.0 million decline in the average balance of the single-family and cooperative loan portfolios of which management has decided to let run-off as they do not coincide with the Company's overall business model. The Company does, however, originate single-family loans for sale through its private label program with Cendant. Also contributing to the decline in average loans was a decrease in the average balance of multi-family residential mortgage loans of $420.3 million due, in part, to the sale of $257.6 million of multi-family residential mortgage loans in the fourth quarter of 2002. In addition, the average balance of commercial business loans decreased by $195.9 million from $762.2 million to $566.3 million for the quarters ended June 30, 2002 and June 30, 2003, respectively. Partially offsetting the above decreases in the average balance of loans was an increase in the commercial real estate portfolio which increased by $280.5 million due to management's strategy of shifting to higher yielding loan products. In addition, the average balance of mortgage warehouse lines of credit increased $355.8 million, in part, due to the additional utilization of the lines of credit. This increase absorbed a portion of the excess liquidity from the accelerated prepayment of loans arising from the current low interest rate environment.

     Income on investment securities increased $2.0 million due to an increase in the average outstanding balance of investment securities of $190.1 million partially offset by a decline in the average yield of 72 basis points to 4.82% from 5.54% for the quarters ended June 30, 2003 and June 30, 2002, respectively. Interest income on mortgage-related securities decreased $2.3 million during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 as a result of a 218 basis point decrease in the yield earned from 5.95% for the quarter ended June 30, 2002 to 3.77% for the quarter ended June 30, 2003. Partially offsetting this decrease was a $457.3 million increase in the average balance of these securities. The increase in the average balance was funded by the use of borrowings, the growth in deposits and from the reinvestment of funds from accelerated loan payments.

     Income on other interest-earning assets increased $0.3 million in the current quarter compared to the prior year quarter primarily due to an increase in the dividend received from FHLB stock of $0.3 million.

     Interest expense decreased $7.0 million or 15.9% to $37.3 million for the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. This decrease primarily reflects a 65 basis point decrease in the average rate paid on deposits to 1.04% for the quarter ended June 30, 2003 compared to 1.69% for the quarter ended June 30, 2002. This decrease was partially offset by a $187.5 million increase in the average balance of deposits. The average balance of core deposits increased $392.7 million, or 12.0%, to $3.66 billion for the quarter ended June 30, 2003 compared to $3.26 billion for the quarter ended June 30, 2002. Core deposits are defined as all deposits other than certificates of deposit. Lower costing core deposits represented approximately 71.1% of total deposits at June 30, 2003 compared to 65.3% at June 30, 2002. This increase reflects the success of the Company's strategy of lowering its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.

     On a linked quarter basis, the average balance of deposits increased in total by $163.1 million. The average balance of lower costing core deposits grew by $217.0 million while higher costing certificates of deposit decreased by $53.9 million in the quarter ended June 30, 2003 compared with the quarter ended March 31, 2003.

     Interest expense on borrowings increased $0.7 million due to an increase of $363.6 million in the average balance of FHLB borrowings as the Company utilized borrowings as an interim funding source. Partially offsetting the increase in average balance was a decline in the average rate paid on such borrowings of 66 basis points from 4.89% in the quarter ended June 30, 2002 to 4.23% in the quarter ended June 30, 2003. During the second quarter of 2003, the Company borrowed $500.0 million of short-term low costing floating-rate FHLB borrowings, and invested the funds primarily in mortgage-backed securities with characteristics designed to minimize both interest rate risk and extension risk while maximizing yield. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

     Interest expense on subordinated notes was $0.2 million during the quarter ended June 30, 2003. At the end of the second quarter of 2003, the Company issued $150.0 million in Notes (as previously discussed).

     Interest expense on trust preferred securities decreased $0.3 million compared to the prior year quarter. The trust preferred securities were assumed as part of the Broad acquisition in July 1999. In accordance with the terms of the trust indenture, all of the outstanding trust preferred securities totaling $11.5 million, were redeemed at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate being paid on the trust preferred securities in relation to the current interest rate environment.

     Provision for Loan Losses

     The Company's provision for loan losses decreased $0.5 million to $1.5 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. In assessing the level of the allowance for loan losses and the periodic provision charged to income, the Company considers the composition of its loan portfolio, the growth of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company's loan portfolio.

     Non-performing assets as a percentage of total assets totaled 55 basis points at June 30, 2003 compared to 47 basis points at June 30, 2002. Non-performing assets increased 33.1% to $49.7 million at June 30, 2003 compared to $37.3 million at June 30, 2002. The $12.4 million increase was primarily due to an increase of $14.2 million in non-accrual loans which was partially offset by a $1.8 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. The $14.2 million increase in non-accrual loans was primarily due to a $14.3 million increase in non-accrual commercial real estate loans (primarily attributable to a $12.4 million loan) together with a $2.6 million increase in non-accrual commercial business loans, partially offset by a decrease of $1.4 million in non-accrual single-family residential and cooperative loans. The Company's allowance for loan losses to total loans amounted to 1.41% and 1.35% of total loans at June 30, 2003 and June 30, 2002, respectively.

     Non-Interest Income

     The Company continues to stress and emphasize fee-based income throughout its operations. As a result of a variety of initiatives, the Company experienced a 66.4% increase in non-interest income, from $16.8 million for the quarter ended June 30, 2002 to $27.9 million for quarter ended June 30, 2003.

     One revenue channel that the Company stresses and which is a primary driver of non-interest income, is earnings from the Company's mortgage-banking activities. In the quarter ended June 30, 2003, revenue from the Company's mortgage-banking business amounted to $7.0 million compared to $2.6 million in the quarter ended June 30, 2002. The Company originates for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At June 30, 2003, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $196.0 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market.

     As a result of the current interest rate environment and as part of the Company's business model, the Company has aggressively originated multi-family residential loans for sale, servicing retained, in the secondary market to Fannie Mae. The Company sold multi-family residential mortgage loans totaling $496.0 million during the quarter ended June 30, 2003 compared to $216.7 million during the quarter ended June 30, 2002. On a linked quarter basis, the Company sold $570.5 million of multi-family residential mortgage loans to Fannie Mae in the quarter ended March 31, 2003. In addition, the Company sold $41.5 million of single-family residential loans during the quarter ended June 30, 2003 compared to $38.8 million during the quarter ended June 30, 2002.

     Mortgage-banking activities for the quarter ended June 30, 2003 reflected $5.6 million in gains, $2.4 million of origination fees and $0.5 million in servicing fees partially offset by $1.5 million of amortization of servicing assets. Included in the $5.6 million of gains were $0.8 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $7.4 million decrease in the fair value of loan commitments for loans originated for sale and a $7.4 million increase in the fair value of forward loan sale agreements which are entered into with respect to the sale of such loans. The $4.5 million increase in revenue from mortgage-banking activities for the quarter ended June 30, 2003 compared to the prior year quarter was primarily due to an increase on the gain on sales of loans to Fannie Mae of $4.0 million. The Company recorded $8.6 million of income from mortgage-banking activities in the quarter ended March 31, 2003.

     Service fee income increased by $6.2 million, or 52.9% for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Included in service fee income are prepayment and modification fees on loans. These fees are effectively a partial offset to the decreases realized in the net interest margin. Prepayment fees increased $3.9 million to $6.1 million for the quarter ended June 30, 2003 compared to $2.2 million for the quarter ended June 30, 2002. Modification and extension fees increased $1.2 million to $1.8 million for the quarter ended June 30, 2003 compared to $0.6 million for the quarter ended June 30, 2002.

On a linked quarter basis, the total of these combined fees increased by $2.9 million from $5.0 million for the quarter ended March 31, 2003 compared to $7.9 million for the quarter ended June 30, 2003.

     Another component of service fees are revenues generated from the branch system which grew by $1.2 million, or 15.4%, to $8.8 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. The increase was primarily due to increased service fees on deposit accounts resulting from the growth in core deposits together with fees from expanded products and services.

     In addition, the Company also recorded an increase for the quarter ended June 30, 2003 of approximately $0.5 million in the cash surrender value of BOLI compared to the quarter ended June 30, 2002. During the latter part of the fourth quarter of 2002, the Company increased its holdings in BOLI by $50.0 million. On a linked quarter basis, income related to BOLI remained level at $2.2 million for both the quarter ended June 30, 2003 and the quarter ended March 31, 2003.

     Other non-interest income increased $0.3 million to $0.9 million for the three months ended June 30, 2003 compared to $0.6 million for the three months ended June 30, 2002. The increase is primarily attributable to income from the Company's equity investment in Meridian, which increased to 35% in the fourth quarter of 2002.

     Non-Interest Expenses

     Non-interest expense increased $2.2 million, or 5.0%, to $47.3 million for the quarter ended June 30, 2003 compared to $45.1 million for the quarter ended June 30, 2002. This increase was primarily attributable to increases of $3.0 million in compensation and benefits and $0.6 million in other non-interest expense which were partially offset by a $1.5 million decrease in the amortization of identifiable intangible assets.

     Compensation and employee benefits expense increased $3.0 million or 12.8% to $26.7 million for the quarter ended June 30, 2003 as compared to $23.7 million for the same period in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to expansion of the Company's commercial and retail banking and lending operations during the past year. In particular, the increase was due to increases of $2.9 million in compensation expenses, $0.7 million in retirement expenses and $0.6 million in post-retirement benefits. Partially offsetting these increases were lower management incentive costs of $1.3 million.

     Occupancy costs remained level at $6.1 million for both the quarters ended June 30, 2003 and June 30, 2002. Advertising expenses increased by $0.1 million from $1.6 million in the quarter ended June 30, 2002 to $1.7 million in the quarter ended June 30, 2003.

     Amortization of identifiable intangible assets decreased by $1.5 million to $0.1 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. The decrease was due to intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the quarter ended March 31, 2003.

     Other non-interest expenses increased $0.6 million to $10.1 million from $9.5 million for the quarter ended June 30, 2003 compared to the same period in the prior year. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security. The aforementioned increases are attributable, in part, to the corporate expansion associated with a broader banking footprint, de novo banking activities, the expanded retail sales force and the introduction of new products and services.

     On a linked quarter basis, non-interest expense increased $1.4 million to $47.3 million for the quarter ended June 30, 2003 from $45.6 million for the quarter ended March 31, 2003. The increase was due in large part to a $2.9 million increase in compensation and benefits partially offset by a $1.3 million reduction in amortization of intangible assets and a $0.4 million reduction in other non-interest expense. The increase in compensation and benefits of $2.9 million primarily consisted of increases of $0.7 million in deferred compensation, $0.7 million in management incentive costs, $0.4 million of severance costs, $0.4 million of annual merit increases and $0.3 million of post-retirement benefit costs.

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

INCOME TAXES

     Income tax expense amounted to $19.0 million and $17.8 million for the quarter ended June 30, 2003 and 2002, respectively. The increase recorded in the 2003 period reflected the $3.6 million increase in the Company's income before provision for income taxes partially offset by a decrease in the Company's effective tax rate for the quarter ended June 30, 2003 to 35.7% compared to 36.0% for the quarter ended June 30, 2002. As of June 30, 2003, the Company had a net deferred tax asset of $65.3 million compared to $55.5 million at June 30, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

    General

     The Company reported a 15.5% increase in diluted earnings per share to $1.27 for the six months ended June 30, 2003 compared to $1.10 for the six months ended June 30, 2002. Net income increased 11.0% to $67.1 million for the six months ended June 30, 2003 compared to $60.4 million for the six months ended June 30, 2002.

     Net Interest Income

     Net interest income decreased by $7.6 million or 4.9% to $147.0 million for the six months ended June 30, 2003 as compared to $154.6 million for the six months ended June 30, 2002. The decrease was due to a $23.0 million decrease in interest income partially offset by a $15.4 million decrease in interest expense. The decline in net interest income primarily reflects the 40 basis point decrease in net interest margin, offset in part, by a $362.8 million increase in average interest-earning assets during the six months ended June 30, 2003, as compared to the same period in the prior year.

     The Company's net interest margin decreased 40 basis points to 3.87% for the six months ended June 30, 2003 compared to 4.27% for the six months ended June 30, 2002. The average yield on interest-earning assets declined 94 basis points for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 which was partially offset by a decline of 59 basis points in the cost of average interest-bearing liabilities. A portion of the decrease in the net interest margin was attributable to the current low interest rate environment and the resultant active refinance market. The Company has experienced a continued accelerated rate of repayment in its mortgage-backed securities, multi-family residential mortgage loans and single-family and cooperative loan portfolios. As a result, new assets for portfolio retention are being originated at significantly lower yields. In order to minimize the impact of the decline in asset yields, the Company has continued its strategy of increasing the portion of its deposit base comprised of lower costing core deposits. Overall, based upon the current yield curve, the yield on interest-earning assets has declined to a greater degree than the cost of interest-bearing liabilities.

     Management believes that it is reasonable to assume further compression in the net interest margin during 2003. However, the Company continues to rely on all of the components of its business model to offset or substantially lessen the reduction in net interest income as it continues to shift its deposits to lower costing core deposits while continuing to build non-interest rate sensitive revenue channels, including in particular the expansion of its mortgage-banking activities.

     Interest income decreased by $23.0 million to $221.9 million for the six months ended June 30, 2003 compared to $244.9 million for the six months ended June 30, 2002. Interest income on loans declined $24.5 million due primarily to a decrease in the yield on the average loan portfolio of 59 basis points to 6.56% from 7.15% for the six months ended June 30, 2003 and June 30, 2002, respectively. Contributing to the unfavorable variance, were lower average outstanding loan balances of $163.4 million compared to the prior year.

     The decrease in the average balance of loans is partially attributable to a decline in the average balance of the single-family and cooperative loan portfolios of $290.0 million which management has decided to let run-off as they do not coincide with the Company's overall business model. The Company does, however, originate single-family loans for sale through its private label program with Cendant. Also contributing to the decline in average loans was a decrease in the average balance of multi-family residential mortgage loans of $350.0 million due, in part, to the sale of $257.6 million of multi-family residential mortgage loans in the fourth quarter of 2002. In addition, the average balance of commercial business loans decreased by $162.2 million from $726.0 million to $563.8 million for the six months ended June 30, 2002 and June 30, 2003, respectively. Partially offsetting the above decreases in the average balance of loans was an increase in the commercial real estate portfolio which increased by $282.2 million due to management's strategy of shifting to higher yielding loan products. In addition, the average balance of mortgage warehouse lines of credit increased $308.0 million, in part, due to the additional utilization of the lines of credit which resulted in absorbing a portion of the excess liquidity from the accelerated prepayment of loans arising from the current low interest rate environment.

     Income on investment securities increased $2.8 million due to an increase in the average outstanding balance of investment securities of $144.4 million partially offset by a decline in the average yield of 81 basis points to 4.64% from 5.45% for the six months ended June 30, 2003 and June 30, 2002, respectively. Interest income on mortgage-related securities decreased $4.3 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 as a result of a 200 basis point decrease in the yield earned from 5.99% for the six months ended June 30, 2002 to 3.99% for the six months ended June 30, 2003. Partially offsetting this decrease was a $326.7 million increase in the average balance of these securities. The increase in the average balance was funded by the use of borrowings, the growth in deposits and from the reinvestment of funds from accelerated loan payments.

     Income on other interest-earning assets increased $0.6 million in the current six month period compared to the prior year period primarily due to an increase in the dividend received from FHLB stock of $0.8 million.

     Interest expense decreased $15.4 million or 17.0% to $75.0 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This decrease primarily reflects a 69 basis point decrease in the average rate paid on deposits to 1.12% for the six months ended June 30, 2003 compared to 1.81% for the six months ended June 30, 2002. This decrease was partially offset by a $157.1 million increase in the average balance of deposits. The average balance of core deposits increased $375.5 million, or 11.8%, to $3.55 billion for the six months ended June 30, 2003 compared to $3.17 billion for the six months ended June 30, 2002. Lower costing core deposits represented approximately 71.1% of total deposits at June 30, 2003 compared to 65.3% at June 30, 2002. This increase reflects the success of the Company's strategy to lower its overall cost of funds and emphasize its expanding commercial and consumer relationships.

     Interest expense on borrowings increased $1.0 million due to an increase of $262.0 million in the average balance of FHLB borrowings partially offset by a decline in the average rate paid on such borrowings of 53 basis points from 5.00% in the six months ended June 30, 2002 to 4.47% in the six months ended June 30, 2003. The increase in average balances was the result of the Company borrowing $500.0 million of short-term low costing floating-rate FHLB borrowings during the quarter ended June 30, 2003. The funds were invested primarily in mortgage-backed securities. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

     Interest expense on subordinated notes was $0.2 million during the six months ended June 30, 2003. At the end of the second quarter of 2003, the Company issued $150.0 million of Notes.

     Interest expense on trust preferred securities decreased $0.5 million compared to the prior year six month period. The trust preferred securities were assumed as part of the Broad acquisition in July 1999. In accordance with the terms of the trust indenture, all of the outstanding trust preferred securities totaling $11.5 million, were redeemed at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate paid on the trust preferred securities in relation to the current interest rate environment.

     Provision for Loan Losses

     The Company's provision for loan losses decreased $0.5 million to $3.5 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Non-performing assets as a percentage of total assets totaled 55 basis points at June 30, 2003 compared to 47 basis points at June 30, 2002. Non-performing assets increased 33.1% to $49.7 million at June 30, 2003 compared to $37.3 million at June 30, 2002. The $12.4 million increase was primarily due to an increase of $14.2 million in non-accrual loans which was partially offset by a $1.8 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. The $14.2 million increase in non-accrual loans was primarily due to a $14.3 million increase in non-accrual commercial real estate loans (primarily attributable to a $12.4 million loan previously discussed) together with a $2.6 million increase in non-accrual commercial business loans. The Company's allowance for loan losses to total loans amounted to 1.41% and 1.35% of total loans at June 30, 2003 and June 30, 2002, respectively.

     Non-Interest Income

     The Company experienced a 64.3% increase in non-interest income, from $33.0 million for the six months ended June 30, 2002 to $54.2 million for six months ended June 30, 2003.

     In the six months ended June 30, 2003, revenue from the Company's mortgage-banking business amounted to $15.7 million compared to $4.7 million in the six months ended June 30, 2002. The Company originates for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At June 30, 2003, the Company's maximum potential exposure related to sales to Fannie Mae under this program was $196.0 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market.

     The Company sold multi-family residential mortgage loans totaling $1.07 billion during the six months ended June 30, 2003 compared to $423.0 million during the six months ended June 30, 2002. In addition, the Company sold $77.7 million of single-family residential loans during the six months ended June 30, 2003 compared to $64.8 million during the six months ended June 30, 2002.

     Mortgage-banking activities for the six months ended June 30, 2003 reflected $11.4 million in gains, $6.1 million of origination fees and $1.0 million in servicing fees partially offset by $2.9 million of amortization of servicing assets. Included in the $11.4 million of gains were $1.8 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold. This category also included a $2.8 million decrease in the fair value of loan commitments for loans originated for sale and a $2.8 million increase in the fair value of forward loan sale agreements which are entered into with respect to the sale of such loans. The $10.9 million increase in revenue from mortgage-banking activities for the six months ended June 30, 2003 compared to the six months in the prior year was primarily due to an aggregate increase on the gain on sales of loans to Fannie Mae and Cendant of $8.5 million combined with $2.5 million of higher origination fees.

     Service fee income increased by $9.2 million, or 39.8% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Included in service fee income are prepayment and modification fees on loans. These fees are a partial offset to the decreases realized in the net interest margin. Prepayment fees increased $6.4 million to $10.6 million for the six months ended June 30, 2003 compared to $4.2 million for the six months ended June 30, 2002. Modification and extension fees increased $0.6 million to $2.3 million for the six months ended June 30, 2003 compared to $1.7 million for the six months ended June 30, 2002.

     Another component of service fees are revenues generated from the branch system which grew by $2.2 million, or 14.9%, to $17.1 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The increase was primarily due to increased service fees on deposit accounts resulting from the growth in core deposits together with fees from expanded products and services.

     In addition, the Company also recorded an increase for the six months ended June 30, 2003 of approximately $1.0 million in the cash surrender value of BOLI compared to the six months ended June 30, 2002. During the latter part of the fourth quarter of 2002, the Company increased its holdings in BOLI by $50.0 million.

     Other non-interest income increased $0.4 million to $1.5 million for the six months ended June 30, 2003 compared to $1.1 million for the six months ended June 30, 2002. The increase was primarily attributable to income from the Company's equity investment in Meridian, which increased to 35% in the fourth quarter of 2002.

     Non-Interest Expenses

     Non-interest expense increased $4.4 million, or 5.0%, to $93.3 million for the six months ended June 30, 2003 compared to $88.9 million for the six months ended June 30, 2002. This increase was primarily attributable to increases of $4.4 million in compensation and benefits and $1.6 million in other non-interest expense which were partially offset by a $2.0 million decrease in the amortization of identifiable intangible assets.

     Compensation and employee benefits expense increased $4.4 million or 9.6% to $50.5 million for the six months ended June 30, 2003 as compared to $46.1 million for the same period in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to expansion of the Company's commercial and retail banking and lending operations during the past year. The Company established a private banking/wealth management group during the first quarter of 2002 to broaden and diversify its customer base and continued its de novo branch expansion through the opening of several facilities during 2002. In particular, the increase was due to increases of $5.0 million in compensation expenses, $1.4 million in retirement expenses and $0.7 million in health related benefit costs. Partially offsetting these increases were lower management incentive costs of $2.7 million.

     Occupancy costs increased $0.1 million for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. Advertising expenses increased by $0.4 million from $3.1 million in the six months ended June 30, 2002 to $3.5 million in the six months ended June 30, 2003.

     Amortization of identifiable intangible assets decreased by $2.0 million to $1.6 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease was due to intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the quarter ended March 31, 2003.

     Other non-interest expenses increased $1.6 million to $20.6 million from $19.0 million for the six months ended June 30, 2003 compared to the same period in the prior year. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security. The aforementioned increases were attributable, in part, to the corporate expansion associated with a broader banking footprint, de novo banking activities, the expanded retail sales force and the introduction of new products and services.

     Income Taxes

     Income tax expense amounted to $37.3 million and $34.3 million for the six months ended June 30, 2003 and 2002, respectively. The increase recorded in the 2003 period reflected the $9.6 million increase in the Company's income before provision for income taxes partially offset by a decrease in the Company's effective tax rate for the six months ended June 30, 2003 to 35.7% compared to 36.2% for the six months ended

June 30, 2002. As of June 30, 2003, the Company had a net deferred tax asset of $65.3 million compared to $55.5 million at June 30, 2002.

REGULATORY CAPITAL REQUIREMENTS

     The following table sets forth the Bank's compliance with applicable regulatory capital requirements at June 30, 2003.

                                            REQUIRED              ACTUAL               EXCESS
                                       ------------------   ------------------   ------------------
                                       PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                                       -------   --------   -------   --------   -------   --------
                                                          (DOLLARS IN THOUSANDS)
Tier I leverage capital
  ratio(1)(2)........................    4.0%    $332,594     8.2%    $678,623     4.2%    $346,029
Risk-based capital ratios:(2)
  Tier I.............................    4.0      299,123     9.1      678,623     5.1      379,500
  Total..............................    8.0      598,247    12.2      912,077     4.2      313,830

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

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York only to a limited degree as a source of funds. However, due to the Company's continued focus on expanding its commercial real estate and business loan portfolios, the Company increased its FHLB borrowings to $2.43 billion at June 30, 2003. At June 30, 2003, the Company had the ability to borrow from the FHLB up to an additional $393.2 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit at June 30, 2003 scheduled to mature in one year or less totaled $1.12 billion, or 75.0% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

     The following table sets forth the Company's off-balance sheet financial instruments at June 30, 2003 and December 31, 2002.

                                                                     CONTRACT OR AMOUNT
                                                              ---------------------------------
                                                              JUNE 30, 2003   DECEMBER 31, 2002
                                                              -------------   -----------------
                                                                       (IN THOUSANDS)
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit -- mortgage loans............   $  801,632        $  446,759
  Commitments to extend credit -- commercial business
     loans..................................................      238,564           295,417
  Commitments to extend credit -- mortgage warehouse lines
     of credit..............................................      346,820           219,125
  Commitments to extend credit -- other loans...............       97,076            81,909
  Standby letters of credit.................................        3,799             2,692
  Commercial letters of credit..............................          722               318
                                                               ----------        ----------
Total.......................................................   $1,488,613        $1,046,220
                                                               ==========        ==========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General

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

     The Company's strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (primarily five years) balloon loans, (ii) originating relatively short-term or variable-rate consumer and commercial business loans as well as mortgage warehouse lines of credit,
(iii) investing in securities available-for-sale, primarily mortgage-related instruments with maturities or estimated average lives of less than five years,
(iv) promoting
stable savings, demand and other transaction accounts, (v)utilizing variable-rate borrowings which have imbedded derivatives to cap the cost of borrowings, (vi) using interest rate swaps to modify the repricing characteristics of certain variable-rate borrowings, (vii) entering into forward loan sale agreements to offset rate risk on rate-locked loan commitments originated for sale, (viii) maintaining a strong capital position and (ix) maintaining a relatively high level of liquidity and/or borrowing capacity.

     As part of the overall interest rate risk management strategy, management has entered into derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain borrowings and entering into forward loan sale agreements to offset rate risk on rate locked loan commitments on loans being originated for sale so that changes in interest rates do not have a significant adverse effect on net interest income, net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps and forward loan sale agreements.

     At June 30, 2003, the Company had forward starting interest rate swap agreements outstanding with aggregate notional values of $200.0 million. These agreements qualify as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company intends to draw down during 2003 to replace existing FHLB borrowings that will mature in 2003. The swaps require the Company at a future date to make periodic fixed-rate payments to the swap counterparties, while receiving periodic variable-rate payments indexed to the three month LIBOR rate from the swap counterparties based on a common notional amount and maturity date. As a result, the net impact of the swap will be to convert the variable interest payments on the $200.0 million FHLB borrowings to fixed interest payments the Company will make to the swap counterparty. These swaps have original maturities ranging up to 5 years and had an unrealized loss of $10.6 million at June 30, 2003.

     At June 30, 2003, the Company had $495.9 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $172.5 million related to loan commitments for which the borrowers had not entered into interest rate locks and $323.4 million which were subject to interest rate locks. At June 30, 2003, the Company had $323.4 million of forward loan sale agreements. The fair market value of the interest rate lock loan commitment was a loss of $1.7 million and the fair value of the forward loan sale agreement was a gain of $1.7 million at June 30, 2003.

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

     Net Interest Income Simulation Model

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

     Based on the information and assumptions in effect at June 30, 2003, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $10.1 million or 3.27%.

     Gap Analysis

     Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2003, the Company's one-year cumulative gap position was a positive 11.10%, compared to a positive 3.68% at December 31, 2002. A positive gap will generally result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on the net interest margin.

     The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2003, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.

     The gap analysis is an incomplete representation of interest rate risk. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2003 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-related securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

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

     The following table reflects the repricing of the balance sheet, or "gap" position at June 30, 2003.

                                   0 - 90     91 - 180    181 - 365      1 - 5         OVER
                                    DAYS        DAYS         DAYS        YEARS       5 YEARS       TOTAL
                                 ----------   ---------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Interest-earning assets:
  Mortgage loans(1)............  $  606,134   $ 322,224   $  540,095   $2,279,213   $  256,553   $4,004,219
  Commercial business and other
    loans......................   1,060,758      43,325       87,912      406,004       17,477    1,615,476
  Securities
    available-for-sale(2)......     670,361     491,866      635,575      541,876      144,396    2,484,074
  Other interest-earning
    assets(3)..................     110,248          --           --           --      121,578      231,826
                                 ----------   ---------   ----------   ----------   ----------   ----------
Total interest-earning
  assets.......................   2,447,501     857,415    1,263,582    3,227,093      540,004    8,335,595
Interest-bearing liabilities:
  Savings, NOW and money market
    deposits...................     270,704     270,704      541,406      591,852    1,383,895    3,058,561
  Certificates of deposit......     436,411     307,401      362,310      381,169           --    1,487,291
  Borrowings...................   1,265,250      75,000       26,300      150,000      915,000    2,431,550
  Subordinated notes...........       3,063       3,092        6,274       54,725       81,222      148,376
                                 ----------   ---------   ----------   ----------   ----------   ----------
Total interest-bearing
  liabilities..................   1,975,428     656,197      936,290    1,177,746    2,380,117    7,125,778
Interest sensitivity gap.......     472,073     201,218      327,292    2,049,347   (1,840,113)
                                 ----------   ---------   ----------   ----------   ----------
Cumulative interest sensitivity
  gap..........................  $  472,073   $ 673,291   $1,000,583   $3,049,930   $1,209,817
                                 ==========   =========   ==========   ==========   ==========
Cumulative interest sensitivity
  gap as a percentage of total
  assets.......................        5.24%       7.47%       11.10%       33.84%       13.42%
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

ITEM 4.  CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                               OTHER INFORMATION

PART II
     ITEM 1.
              LEGAL PROCEEDINGS
              Not applicable
     ITEM 2.
              CHANGES IN SECURITIES AND USE OF PROCEEDS
              Not applicable
     ITEM 3.
              DEFAULTS UPON SENIOR SECURITIES
              Not applicable
     ITEM 4.
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              (a) The Company held its Annual Meeting of Stockholders on
              May 30, 2003. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated April 25, 2003. Of the 55,197,455 shares eligible to vote at the meeting, 47,622,958 were represented in person or by proxy.
              (b) There was no solicitation in opposition to the Board's nominees for director, and all of such nominees were elected for a three-year term expiring in 2006.
              (c) One additional proposal was submitted for a vote, with the following result:

                                                            NO. OF VOTES   NO. OF VOTES   NO. OF VOTES
                                                                FOR          AGAINST       ABSTAINING
                                                            ------------   ------------   ------------
             (1) Ratification of the appointment of
             Ernst & Young LLP as independent auditors for
             the fiscal year ending December 31, 2003        44,076,817     3,452,917        93,224
             There were no broker non-votes on this proposal.

     ITEM 5.
              OTHER INFORMATION
              Not applicable
     ITEM 6.
              EXHIBITS AND REPORTS ON FORM 8-K
              a) Exhibits on Form 8-K

             NO.                           DESCRIPTION
             ---                           -----------
             31.1  Certification pursuant to Rule 13a-14 of the Securities
                   Exchange Act of 1934, as amended, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
             31.2  Certification pursuant to Rule 13a-14 of the Securities
                   Exchange Act of 1934, as amended, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
             32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
             32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              b) Reports on Form 8-K

             DATE                               ITEM AND DESCRIPTION
             ----                               --------------------
             June 17, 2003  9 -- On June 17, 2003, the Company issued a press release reporting that its wholly owned subsidiary, Independence
                            Community Bank, had agreed to sell $150 million of its 3.50%
                            Fixed Rate/Floating Rate Subordinate Notes due 2013.
             July 22, 2003  9 -- On July 22, 2003, the Company issued a press release reporting its earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.

Date: August 8, 2003                                                By: /s/ ALAN H. FISHMAN
                                                         ----------------------------------------------
                                                                        Alan H. Fishman
                                                                         President and
                                                                    Chief Executive Officer

Date: August 8, 2003                                                 By: /s/ JOHN B. ZURELL
                                                         ----------------------------------------------
                                                                         John B. Zurell
                                                                    Executive Vice President
                                                                  Chief Financial Officer and
                                                                  Principal Accounting Officer