Form 10-Q
period 2003-09-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2003-11-12
CIK 945734

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                              Yes  [X]     No  [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At November 7, 2003, the registrant had 54,404,554 shares of common stock ($.01 par value per share) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INDEPENDENCE COMMUNITY BANK CORP.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I  Financial Information
  Item 1      Financial Statements
              Consolidated Statements of Financial Condition as of
                September 30, 2003 (unaudited) and December 31, 2002......    2
              Consolidated Statements of Income for the three and nine
                months ended September 30, 2003 and 2002 (unaudited)......    3
              Consolidated Statements of Changes in Stockholders' Equity
                for the nine months ended September 30, 2003 and 2002
                (unaudited)...............................................    4
              Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2003 and 2002 (unaudited).............    5
              Notes to Consolidated Financial Statements (unaudited)......    6
  Item 2      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   26
  Item 3      Quantitative and Qualitative Disclosures About Market
                Risk......................................................   45
  Item 4      Controls and Procedures.....................................   48
Part II  Other Information
  Item 1      Legal Proceedings...........................................   49
  Item 2      Changes in Securities and Use of Proceeds...................   49
  Item 3      Defaults upon Senior Securities.............................   49
  Item 4      Submission of Matters to a Vote of Security Holders.........   49
  Item 5      Other Information...........................................   49
  Item 6      Exhibits and Reports on Form 8-K............................   49
Signatures................................................................   50

                       INDEPENDENCE COMMUNITY BANK CORP.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
ASSETS:
Cash and due from banks -- interest-bearing.................   $  114,243      $   49,587
Cash and due from banks -- non-interest-bearing.............      125,557         149,470
                                                               ----------      ----------
    Total cash and cash equivalents.........................      239,800         199,057
                                                               ----------      ----------
Securities available-for-sale:
  Investment securities ($14,642 and $13,393 pledged to
    creditors, respectively)................................      309,447         224,908
  Mortgage-related securities ($1,533,641 and $599,041
    pledged to creditors, respectively).....................    2,102,177       1,038,742
                                                               ----------      ----------
    Total securities available-for-sale.....................    2,411,624       1,263,650
                                                               ----------      ----------
Loans available-for-sale....................................       22,615         114,379
                                                               ----------      ----------
Mortgage loans on real estate...............................    4,117,173       4,298,040
Other loans.................................................    1,465,136       1,519,333
                                                               ----------      ----------
    Total loans.............................................    5,582,309       5,817,373
    Less: allowance for possible loan losses................      (79,601)        (80,547)
                                                               ----------      ----------
    Total loans, net........................................    5,502,708       5,736,826
                                                               ----------      ----------
Premises, furniture and equipment, net......................       91,420          85,395
Accrued interest receivable.................................       36,614          36,530
Goodwill....................................................      185,161         185,161
Identifiable intangible assets, net.........................          333           2,046
Bank owned life insurance ("BOLI")..........................      174,339         168,357
Other assets................................................      270,476         232,242
                                                               ----------      ----------
    Total assets............................................   $8,935,090      $8,023,643
                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
  Savings deposits..........................................   $1,610,379      $1,574,531
  Money market deposits.....................................      294,307         192,647
  AMA deposits..............................................      487,016         495,849
  Interest-bearing demand deposits..........................      649,841         493,997
  Non-interest-bearing demand deposits......................      708,153         593,784
  Certificates of deposit...................................    1,434,452       1,589,252
                                                               ----------      ----------
    Total deposits..........................................    5,184,148       4,940,060
                                                               ----------      ----------
Borrowings..................................................    2,416,300       1,931,550
Subordinated notes..........................................      148,341              --
Escrow and other deposits...................................       96,124          34,574
Accrued expenses and other liabilities......................      140,374         197,191
                                                               ----------      ----------
    Total liabilities.......................................    7,985,287       7,103,375
                                                               ----------      ----------
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 54,277,159 and
    56,248,898 shares outstanding at September 30, 2003 and
    December 31, 2002, respectively.........................          760             760
  Additional paid-in-capital................................      750,413         742,006
  Treasury stock at cost: 21,766,591 and 19,794,852 shares
    at September 30, 2003 and December 31, 2002,
    respectively............................................     (383,566)       (318,182)
  Unallocated common stock held by ESOP.....................      (70,446)        (74,154)
  Non-vested awards under Recognition and Retention Plan....       (7,205)        (11,782)
  Retained earnings, substantially restricted...............      652,155         575,927
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-for-sale,
      net of tax............................................        7,692           7,564
    Net unrealized loss on cash flow hedges, net of tax.....           --          (1,871)
                                                               ----------      ----------
    Total stockholders' equity..............................      949,803         920,268
                                                               ----------      ----------
    Total liabilities and stockholders' equity..............   $8,935,090      $8,023,643
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
INTEREST INCOME:
Mortgage loans on real estate........................  $64,523    $82,296    $205,397   $249,337
Other loans..........................................   21,987     20,999      61,846     59,147
Loans available-for-sale.............................    1,159        517       4,111      1,076
Investment securities................................    3,290      1,714       9,885      5,519
Mortgage-related securities..........................   13,183     14,846      41,162     47,098
Other................................................    1,810      1,306       5,492      4,411
                                                       -------    -------    --------   --------
  Total interest income..............................  105,952    121,678     327,893    366,588
                                                       -------    -------    --------   --------
INTEREST EXPENSE:
Deposits.............................................   12,553     19,885      40,913     64,255
Borrowings...........................................   23,640     24,074      70,060     69,481
Subordinated notes...................................    1,429         --       1,599         --
Trust preferred securities...........................       --         --          --        524
                                                       -------    -------    --------   --------
  Total interest expense.............................   37,622     43,959     112,572    134,260
                                                       -------    -------    --------   --------
Net interest income..................................   68,330     77,719     215,321    232,328
Provision for loan losses............................       --      2,000       3,500      6,000
                                                       -------    -------    --------   --------
  Net interest income after provision for loan
     losses..........................................   68,330     75,719     211,821    226,328
NON-INTEREST INCOME:
Net gain on sales of loans and securities............      156         39         244        556
Mortgage-banking activities..........................    7,611      2,773      23,299      7,520
Service fees.........................................   17,687     11,635      50,179     34,879
BOLI.................................................    2,280      1,445       6,650      4,814
Other................................................    1,951      1,886       3,487      2,978
                                                       -------    -------    --------   --------
  Total non-interest income..........................   29,685     17,778      83,859     50,747
                                                       -------    -------    --------   --------
NON-INTEREST EXPENSE:
Compensation and employee benefits...................   24,842     22,994      75,389     69,128
Occupancy costs......................................    6,741      5,469      18,733     17,321
Data processing fees.................................    2,581      2,195       7,741      7,318
Advertising..........................................    1,918      1,565       5,381      4,695
Amortization of identifiable intangible assets.......      142      1,684       1,712      5,287
Other................................................    9,383      9,476      29,949     28,484
                                                       -------    -------    --------   --------
  Total non-interest expense.........................   45,607     43,383     138,905    132,233
                                                       -------    -------    --------   --------
Income before provision for income taxes.............   52,408     50,114     156,775    144,842
Provision for income taxes...........................   18,736     18,167      56,046     52,495
                                                       -------    -------    --------   --------
  Net income.........................................  $33,672    $31,947    $100,729   $ 92,347
                                                       =======    =======    ========   ========
Basic earnings per share.............................  $  0.68    $  0.62    $   2.01   $   1.78
                                                       =======    =======    ========   ========
Diluted earnings per share...........................  $  0.64    $  0.59    $   1.91   $   1.68
                                                       =======    =======    ========   ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                UNEARNED
                                                                UNALLOCATED      COMMON                   ACCUMULATED
                                       ADDITIONAL                 COMMON      STOCK HELD BY                  OTHER
                              COMMON    PAID-IN     TREASURY    STOCK HELD     RECOGNITION    RETAINED   COMPREHENSIVE
                              STOCK     CAPITAL       STOCK       BY ESOP         PLAN        EARNINGS   INCOME/(LOSS)    TOTAL
                              ------   ----------   ---------   -----------   -------------   --------   -------------   --------
Balance -- December 31,
  2002......................   $760     $742,006    $(318,182)  $  (74,154)   $     (11,782)  $575,927   $       5,693   $920,268
Comprehensive income:
  Net income for the nine
    months ended September
    30, 2003................     --           --           --           --               --    100,729              --    100,729
  Other comprehensive
    income, net of tax of
    $4.2 million
Change in net unrealized
  losses on cash flow
  hedges, net of tax of $2.3
  million...................     --           --           --           --               --         --           4,094      4,094
    Less: reclassification
      adjustment of loss
      realized on cash flow
      hedges, net of tax of
      $1.2 million..........     --           --           --           --               --         --          (2,223)    (2,223)
    Change in net unrealized
      gains on securities
      available-for-sale,
      net of tax of $0.1
      million...............     --           --           --           --               --         --             128        128
                               ----     --------    ---------   ----------    -------------   --------   -------------   --------
Comprehensive income........     --           --           --           --               --    100,729           1,999    102,728
Repurchase of common stock
  (2,765,900 shares)........     --           --      (78,055)          --               --         --              --    (78,055)
Treasury stock issued for
  options exercised (and
  related tax benefit) and
  for director fees (794,161
  shares)...................     --        2,605       12,671           --               --         --              --     15,276
Dividends declared..........     --           --           --           --               --    (24,501)             --    (24,501)
Stock compensation
  expense...................     --           39           --           --               --         --              --         39
Accelerated vesting of stock
  options...................     --          185           --           --               --         --              --        185
ESOP shares committed to be
  released..................     --        2,333           --        3,708               --         --              --      6,041
Amortization of earned
  portion of restricted
  stock awards..............     --        3,245           --           --            4,577         --              --      7,822
                               ----     --------    ---------   ----------    -------------   --------   -------------   --------
Balance -- September 30,
  2003......................   $760     $750,413    $(383,566)  $  (70,446)   $      (7,205)  $652,155   $       7,692   $949,803
                               ====     ========    =========   ==========    =============   ========   =============   ========
Balance -- December 31,
  2001......................   $760     $734,773    $(247,184)  $  (79,098)   $     (17,641)  $480,074   $       8,849   $880,533
Comprehensive income:
  Net income for the nine
    months ended September
    30, 2002................     --           --           --           --               --     92,347              --     92,347
  Other comprehensive
    income, net of tax of
    $4.7 million
    Change in net unrealized
      gains on securities
      available-for-sale,
      net of tax of $0.3
      million...............     --           --           --           --               --         --            (800)      (800)
    Less: reclassification
      adjustment of net
      gains realized in net
      income, net of tax....     --           --           --           --               --         --             (48)       (48)
                               ----     --------    ---------   ----------    -------------   --------   -------------   --------
Comprehensive income........     --           --           --           --               --     92,347            (848)    91,499
Repurchase of common stock
  (2,164,250 shares)........     --           --      (57,780)          --               --         --              --    (57,780)
Treasury stock issued for
  options exercised (and
  related tax benefit) and
  for director fees (799,552
  shares)...................     --       (1,107)      11,670           --               --         --              --     10,563
Dividends declared..........     --           --           --           --               --    (19,161)             --    (19,161)
Accelerated vesting of stock
  options...................     --          119           --           --               --         --              --        119
ESOP shares committed to be
  released..................     --        2,332           --        3,708               --         --              --      6,040
Amortization of earned
  portion of restricted
  stock awards..............     --        3,284           --           --            3,905         --              --      7,189
                               ----     --------    ---------   ----------    -------------   --------   -------------   --------
Balance -- September 30,
  2002......................   $760     $739,401    $(293,294)  $  (75,390)   $     (13,736)  $553,260   $       8,001   $919,002
                               ====     ========    =========   ==========    =============   ========   =============   ========

          See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   100,729   $    92,347
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses...................................        3,500         6,000
Net gain on sales of loans and securities...................         (244)         (556)
Originations of loans available-for-sale....................   (1,572,951)     (716,120)
Proceeds from sales of loans available-for-sale.............    1,678,391       726,771
Amortization of deferred income and premiums................       15,768        (2,293)
Amortization of identifiable intangibles....................        1,712         5,287
Amortization of unearned compensation of ESOP and
  Recognition and Retention Plan............................       13,317        12,898
Depreciation and amortization...............................        8,535         8,727
Deferred income tax provision (benefit).....................        4,735       (21,234)
Increase in accrued interest receivable.....................          (84)         (973)
Increase in accounts receivable-securities transactions.....      (18,007)         (300)
Decrease in other accounts receivable.......................           --         7,393
Decrease in accrued expenses and other liabilities..........      (56,371)      (49,750)
Other, net..................................................       (7,950)        5,283
                                                              -----------   -----------
Net cash provided by operating activities...................      171,080        73,480
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases.............................   (1,274,153)   (1,150,353)
Principal payments on loans.................................    1,421,168       988,599
Advances on mortgage warehouse lines of credit..............   (8,209,378)   (4,665,251)
Repayments on mortgage warehouse lines of credit............    8,290,420     4,625,344
Proceeds from sale of securities available-for-sale.........       28,499        65,493
Proceeds from maturities of securities available-for-sale...       97,314        16,206
Principal collected on securities available-for-sale........    1,393,034       517,569
Purchases of securities available-for-sale..................   (2,686,855)     (736,055)
Purchase of Federal Home Loan Bank stock....................      (21,750)      (13,793)
Proceeds from sale of other real estate.....................           --           166
Net additions to premises, furniture and equipment..........      (14,560)      (10,486)
                                                              -----------   -----------
Net cash used in investing activities.......................     (976,261)     (362,561)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................      398,888       327,862
Net decrease in time deposits...............................     (154,800)     (191,427)
Net increase in borrowings..................................      484,750       298,762
Net increase in subordinated notes..........................      148,341            --
Net increase in escrow and other deposits...................       61,550        21,355
Decrease in trust preferred securities......................           --       (11,067)
Proceeds from exercise of stock options.....................        9,751        10,146
Repurchase of common stock..................................      (78,055)      (57,550)
Dividends paid..............................................      (24,501)      (19,161)
                                                              -----------   -----------
Net cash provided by financing activities...................      845,924       378,920
                                                              -----------   -----------
Net increase in cash and cash equivalents...................       40,743        89,839
Cash and cash equivalents at beginning of period............      199,057       207,633
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   239,800   $   297,472
                                                              ===========   ===========
SUPPLEMENTAL INFORMATION
  Income taxes paid.........................................  $    38,394   $    69,805
                                                              ===========   ===========
  Interest paid.............................................  $   116,387   $   135,478
                                                              ===========   ===========
  Income tax benefit realized from exercise of stock
    options.................................................  $     4,300   $        --
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

     The Board of Directors declared the Company's twenty-first consecutive quarterly cash dividend on October 24, 2003. The dividend amounted to $0.20 per share of common stock and is payable on November 20, 2003 to stockholders of record on November 6, 2003.

     On October 25, 2002 the Company announced that its Board of Directors authorized the tenth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. On July 24, 2003, the Company announced that its Board of Directors authorized the eleventh stock repurchase

                       INDEPENDENCE COMMUNITY BANK CORP.

plan for up to an additional three million shares of the Company's issued and outstanding common stock. The Company completed its tenth repurchase program and commenced its eleventh repurchase program on August 26, 2003. As of September 30, 2003, a total of 209,671 shares had been repurchased at an average cost of $32.82 per share and 2,790,329 shares remained to be purchased under the eleventh repurchase plan. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.

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

     During the nine months ended September 30, 2003, the Company repurchased 2,765,900 shares of its common stock at a cost of $77.8 million, or an average cost of $28.15 per share. The Company also issued 794,161 shares of treasury stock in connection with the exercise of options and the payment of directors fees in shares of common stock at a value of $12.7 million. At September 30, 2003, the Company had repurchased a total of 33,512,516 shares pursuant to the eleven repurchase programs at an aggregate cost of $553.9 million and reissued 11,745,925 shares at an aggregate value of $171.3 million.

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

     The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the Company's consolidated audited financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 ("2002 Annual Report").

     Critical Accounting Estimates

     The Company has identified the evaluation of the allowance for loan losses, goodwill and deferred tax assets as critical accounting estimates where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or

                       INDEPENDENCE COMMUNITY BANK CORP.

assumptions. A description of these policies, which significantly affect the determination of the Company's financial condition and results of operations are summarized in Note 2 ("Summary of Significant Accounting Policies") of the Consolidated Financial Statements in the 2002 Annual Report.

     Stock Compensation Expense

     For stock options granted prior to January 1, 2003, the Company used the intrinsic value based methodology which measured compensation cost for such stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or non-employee director must pay to acquire the stock. To date, no compensation expense has been recorded at the time of grant for stock options granted prior to January 1, 2003, since, for all granted options, the market price on the date of grant equaled the amount employees or directors must pay to acquire the stock. However, compensation expense has been recognized as a result of the accelerated vesting of options occurring upon the retirement of senior officers. Under the terms of the Company's option plans, unvested options held by retiring senior officers and non-employee directors of the Company only vest upon retirement if the Board of Directors or the Committee administering the option plan allow the acceleration of the vesting of such unvested options.

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

     Business

     The Company's principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of September 30, 2003, the Bank operated 79 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester counties of New York and the northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. The Company currently expects to expand its branch network through the opening of approximately ten branch offices during the next twelve to eighteen months. During the nine months ended September 30, 2003, the Company opened six new branch offices, four in Manhattan, one in Queens and one in northern New Jersey. During July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington market and Boca Raton, Florida market. The Company expects the loans to be generated in these areas to be referred primarily by Meridian, which already has an established presence in these market areas.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

FHLB system. The Company is subject to the examination and regulation of the OTS as a registered savings and loan holding company.

3. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     Obligations Associated with Disposal Activities

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application permitted. The adoption of SFAS No. 146 effective January 1, 2003 did not have a material impact on the Company's financial condition or results of operations.

     Accounting for Stock-Based Compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual as well as interim financial statements. The provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. In January 2003, the Company announced that beginning in 2003 it will recognize compensation expense on options granted subsequent to December 31, 2002 in accordance with the fair value-based method of accounting described in SFAS No. 123, as amended. The implementation of SFAS No. 148 did not have a material effect on the Company's financial condition or results of operations. See Note 5.

     Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective beginning with the December 31, 2003 financial statements for all variable interests in a variable interest entity that existed prior to February 1, 2003. As of the date hereof, the Company does not anticipate that the adoption of FIN 46 will have a material impact on the Company's financial condition or results of operations.

     Derivatives Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for

                       INDEPENDENCE COMMUNITY BANK CORP.

hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial condition or results of operations.

     Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or results of operations.

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

     The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

                                                   FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                               -----------------------------   -----------------------------
                                                   2003            2002            2003            2002
                                               -------------   -------------   -------------   -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income.................................     $33,672         $31,947        $100,729         $92,347
                                                  =======         =======        ========         =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic....................      49,587          51,478          50,018          51,741
  Weighted average number of common stock
     equivalents (restricted stock and
     options)................................       3,008           2,938           2,672           3,077
                                                  -------         -------        --------         -------
  Weighted average number of common shares
     and common stock
     equivalents -- diluted..................      52,595          54,416          52,690          54,818
                                                  =======         =======        ========         =======
Basic earning per share......................     $   .68         $   .62        $   2.01         $  1.78
                                                  =======         =======        ========         =======
Diluted earnings per share...................     $   .64         $   .59        $   1.91         $  1.68
                                                  =======         =======        ========         =======

                       INDEPENDENCE COMMUNITY BANK CORP.

     At September 30, 2003 and September 30, 2002, there were 42,750 and 823,650 shares respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

5. BENEFIT PLANS

     Employee Stock Ownership Plan

     The Company established the ESOP for full-time employees in connection with the Bank's Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $5.2 million and $5.8 million to the ESOP during the nine months ended September 30, 2003 and 2002, respectively. Dividends paid on ESOP shares, which reduced the Bank's contribution to the ESOP and were utilized to repay the ESOP loan, totaled $2.6 million and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively. The loan from the Company had an outstanding principal balance of $84.8 million and $87.0 million at September 30, 2003 and December 31, 2002, respectively.

     Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original aggregate principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated are first used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon includable compensation in the year of allocation. Forfeitures from the 401(k) Plan match portions are used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the ESOP participants will be allocated among the participants. Compensation expense related to the 211,233 shares committed to be released during the nine months ended September 30, 2003 was $5.5 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At September 30, 2003, there were 1,135,892 shares allocated, 4,224,653 shares unallocated and 272,325 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At September 30, 2003, the 4,224,653 unallocated shares had a fair value of $148.3 million.

     Recognition Plan

     The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted performance-based awards covering 11,000 shares in the year ended December 31, 2002 and non-performance share awards covering 88,522 shares, 91,637 shares and 105,363 shares

                       INDEPENDENCE COMMUNITY BANK CORP.

during the nine months ended September 30, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

     The stock awards granted to date generally vest on a straight-line basis over a four or five-year period beginning one year from the date of grant. However, certain stock awards granted during the year ended December 31, 2002 will fully vest on the fourth anniversary of the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The awards also become 100% vested upon a change in control of the Company.

     Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date. The Company recorded compensation expense of $7.8 million and $7.2 million related to the Recognition Plan for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, the Committee administering the Plan approved the accelerated vesting of awards covering 6,176, 4,400 and 42,247 shares due to the retirement of senior officers, resulting in the recognition of $0.1 million, $0.1 million and $0.7 million of compensation expense, respectively.

     Stock Option Plans

     The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost at date of grant has been recognized.

     Beginning in 2003, the Company recognizes stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 120,750 options granted during the nine months ended September 30, 2003 and approximately $39,000 in compensation expense was recognized under this statement.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

     On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. The Board of Directors granted options covering 120,750 shares, 93,000 shares and 300,500 shares during nine months ended September 30, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively. These option awards generally vest on a straight-line basis over a four or five-year period, beginning one year from the date of grant. The granting of the options during the nine months ended September 30, 2003 resulted in the recognition of approximately $39,000 of compensation expense during such period as a result of the Company's earlier adoption of SFAS No. 123. In the nine months ended September 30, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, the Committee administering the Plan approved the accelerated vesting of 30,000, 8,000 and 105,617 options due to the retirement of senior officers, resulting in $0.2 million, $0.1 million and $0.6 million of compensation expense, respectively. At September 30, 2003, there were options covering 5,166,477 shares outstanding pursuant to the Option Plan.

     2002 Stock Incentive Plan

     The 2002 Stock Incentive Plan ("Stock Incentive Plan") was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 789,650 shares during the year ended December 31, 2002. The granting of these options did not affect the Company's results of operations for the nine months ended September 30, 2003 or its statement of condition at September 30, 2003. There were no options granted from the Stock Incentive Plan during the nine months ended September 30, 2003. At September 30, 2003, there were 775,700 options and no restricted share awards outstanding related to this plan.

     Other Stock Plans

     Broad National Bancorporation ("Broad") and Statewide Financial Corp. ("Statewide")(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At September 30, 2003, there were 128,784 options outstanding related to these plans.

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

                                                FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                ---------------------   --------------------
                                                  2003        2002        2003        2002
                                                ---------   ---------   ---------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported.................................   $33,672     $31,947    $100,729    $92,347
  Add: Stock-based employee compensation
     expense included in reported net income,
     net of related tax effects(1)............     1,733       1,559       5,051      4,584
  Deduct: Total stock-based employee
     compensation expense determined under
     fair value method for all awards, net of
     related tax effects(1)...................    (3,277)     (3,000)     (9,463)    (8,254)
                                                 -------     -------    --------    -------
  Pro forma...................................   $32,128     $30,506    $ 96,317    $88,677
                                                 =======     =======    ========    =======
Basic earnings per share:
  As reported.................................   $   .68     $   .62    $   2.01    $  1.78
                                                 =======     =======    ========    =======
  Pro forma...................................   $   .65     $   .59    $   1.93    $  1.71
                                                 =======     =======    ========    =======
Diluted earnings per share:
  As reported.................................   $   .64     $   .59    $   1.91    $  1.68
                                                 =======     =======    ========    =======
  Pro forma...................................   $   .61     $   .56    $   1.83    $  1.62
                                                 =======     =======    ========    =======

---------------

(1) Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and stock option grants awarded under the various stock option plans.

                       INDEPENDENCE COMMUNITY BANK CORP.

6. SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale at September 30, 2003 are as follows:

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
                                             COST        GAINS        LOSSES     FAIR VALUE
                                          ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
Investment securities:
  Debt securities:
     U.S. government and agencies.......  $   18,569    $    72      $     (1)   $   18,640
     Corporate..........................     114,578      1,519          (350)      115,747
     Municipal..........................       5,413        323            --         5,736
                                          ----------    -------      --------    ----------
  Total debt securities.................     138,560      1,914          (351)      140,123
                                          ----------    -------      --------    ----------
  Equity securities:
     Preferred..........................     168,454      2,650        (3,080)      168,024
     Common.............................         386        914            --         1,300
                                          ----------    -------      --------    ----------
  Total equity securities...............     168,840      3,564        (3,080)      169,324
                                          ----------    -------      --------    ----------
Total investment securities.............     307,400      5,478        (3,431)      309,447
                                          ----------    -------      --------    ----------
Mortgage-related securities:
  Fannie Mae pass through
     certificates.......................     192,389      4,193            --       196,582
  Government National Mortgage
     Association ("GNMA") pass through
     certificates.......................      10,488        712            --        11,200
  Freddie Mac pass through
     certificates.......................       5,911        355            (3)        6,263
  Collateralized mortgage obligation
     bonds..............................   1,883,645     11,100        (6,613)    1,888,132
                                          ----------    -------      --------    ----------
Total mortgage-related securities.......   2,092,433     16,360        (6,616)    2,102,177
                                          ----------    -------      --------    ----------
Total securities available-for-sale.....  $2,399,833    $21,838      $(10,047)   $2,411,624
                                          ==========    =======      ========    ==========

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
                                          ==========    =======      =======     ==========

7. LOANS AVAILABLE-FOR-SALE

     Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                             2003                2002
                                                      ------------------   -----------------
                                                              (DOLLARS IN THOUSANDS)
Loans available-for-sale:
  Single-family residential.........................       $ 7,369             $  7,576
  Multi-family residential..........................        15,246              106,803
                                                           -------             --------
Total loans available-for-sale......................       $22,615             $114,379
                                                           =======             ========

    Fannie Mae Loan Sale Program

     The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the nine months ended September 30, 2003, the Company originated for

                       INDEPENDENCE COMMUNITY BANK CORP.

sale $1.43 billion and sold $1.53 billion of fixed-rate multi-family loans in the secondary market with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company's underwriting guidelines. At September 30, 2003, the Company serviced $3.32 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $180.5 million.

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

     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon a standard Department of Housing and Urban Development default curve with a range of estimated losses. At September 30, 2003 the Company had a $6.9 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

     As a result of retaining servicing on $3.47 billion of loans sold to Fannie Mae, which include both loans originated for sale and loans sold from portfolio, the Company had a $9.4 million servicing asset at September 30, 2003.

     A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

                                                                AT OR FOR THE
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Balance at beginning of period..............................  $ 6,445   $ 4,273
  Capitalized servicing asset...............................    7,586     3,187
  Reduction of servicing asset..............................   (4,665)   (2,369)
                                                              -------   -------
Balance at end of period....................................  $ 9,366   $ 5,091
                                                              =======   =======

                       INDEPENDENCE COMMUNITY BANK CORP.

     Fannie Mae DUS Program

     During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. ("ICM Capital"), a newly formed subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (DUS) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses assumed by Fannie Mae.

     ICM Capital is an integral part of the expansion of the Company's multi-family lending activities along the East Coast and its operations will be coordinated with those of Meridian. The Bank has a two-thirds ownership interest in ICM Capital and Meridian, a Delaware limited liability company, has a one-third ownership interest. There were no loans originated under this DUS program during the quarter ended September 30, 2003 and ICM Capital did not effect the Company's statement of condition or results of operations for the quarter ended September 30, 2003.

     Single-Family Loan Sale Program

     Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services ("Cendant"). Under this program, the Company utilizes Cendant's mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company's name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the nine months ended September 30, 2003, the Company originated for sale $138.3 million and sold $136.5 million of single-family residential mortgage loans through the program. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

     A summary of mortgage-banking activity income is as follows for the periods indicated:

                                                                AT OR FOR THE
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Origination fees............................................  $ 8,344   $ 5,069
Servicing fees..............................................    2,332     1,095
Gain on sales...............................................   17,036     3,725
Change in fair value of loan commitments....................      679        --
Change in fair value of forward loan sale agreements........     (679)       --
Amortization of loan servicing asset........................   (4,413)   (2,369)
                                                              -------   -------
Total mortgage-banking activity income......................  $23,299   $ 7,520
                                                              =======   =======

     Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). See Note 12 hereof.

                       INDEPENDENCE COMMUNITY BANK CORP.

8. LOANS RECEIVABLE, NET

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                      SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                     ---------------------   ---------------------
                                                                  PERCENT                 PERCENT
                                                       AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                                     ----------   --------   ----------   --------
                                                                (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential........................  $  220,078      3.9%    $  348,602      6.0%
  Cooperative apartment............................     112,368      2.0        207,677      3.5
  Multi-family residential.........................   2,389,826     42.8      2,436,666     41.9
  Commercial real estate...........................   1,401,429     25.1      1,312,760     22.6
                                                     ----------    -----     ----------    -----
  Total principal balance -- mortgage loans........   4,123,701     73.8      4,305,705     74.0
  Less net deferred fees...........................       6,528      0.1          7,665      0.1
                                                     ----------    -----     ----------    -----
Total mortgage loans...............................   4,117,173     73.7      4,298,040     73.9
                                                     ----------    -----     ----------    -----
Commercial business loans, net of deferred fees....     557,148     10.0        598,267     10.3
                                                     ----------    -----     ----------    -----
Other loans:
  Mortgage warehouse lines of credit...............     611,392     11.0        692,434     11.9
  Home equity loans and lines of credit............     269,901      4.8        201,952      3.5
  Consumer and other loans.........................      26,849      0.5         26,971      0.4
                                                     ----------    -----     ----------    -----
  Total principal balance -- other loans...........     908,142     16.3        921,357     15.8
  Less unearned discounts and deferred fees........         154      0.0            291      0.0
                                                     ----------    -----     ----------    -----
Total other loans..................................     907,988     16.3        921,066     15.8
                                                     ----------    -----     ----------    -----
Total loans receivable.............................   5,582,309    100.0%     5,817,373    100.0%
                                                     ----------    =====     ----------    =====
Less allowance for loan losses.....................      79,601                  80,547
                                                     ----------              ----------
Loans receivable, net..............................  $5,502,708              $5,736,826
                                                     ==========              ==========

     The loan portfolio is concentrated primarily in loans secured by real estate located in the greater New York City metropolitan area. The real estate loan portfolio is diversified in terms of risk and repayment sources. The underlying collateral consists of multi-family residential apartment buildings, single-family residential properties and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent not only upon regional and general economic stability, which affects property values, but also the financial well being and creditworthiness of the borrowers.

     During July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington market and the Boca Raton, Florida market. The Company expects the loans to be referred primarily by Meridian, which already has an established presence in these market areas. The Company currently expects to originate (for both portfolio and for sale) between $300.0 million and $500.0 million of loans in the first year of operations. The Company will review this expansion program periodically and adjust its origination target based on market acceptance, credit performance, profitability and other relevant factors. The Company's current exposure to the Baltimore-Washington market area consists primarily of $89.0 million of mortgage warehouse lines of credit and $3.5 million of commercial real estate loans.

                       INDEPENDENCE COMMUNITY BANK CORP.

     In October 2003, the Bank entered into an agreement to acquire certain mortgage warehouse lines of credit from The Provident Bank. The acquisition, which is expected to be completed in November 2003, will increase the Company's existing mortgage warehouse line of credit portfolio by $207 million in lines.

9. NON-PERFORMING ASSETS

     The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest and principal.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential..............................     $ 2,325        $ 3,005
     Cooperative apartment..................................          --             36
     Multi-family residential...............................       1,325          1,136
     Commercial real estate.................................      21,058         11,738
  Commercial business loans.................................      20,240         22,495
  Other loans(1)............................................         608            568
                                                                 -------        -------
       Total non-accrual loans..............................      45,556         38,978
                                                                 -------        -------
Loans past due 90 days or more as to:
  Interest and accruing.....................................          37            152
  Principal and accruing(2).................................         231          2,482
                                                                 -------        -------
       Total past due accruing loans........................         268          2,634
                                                                 -------        -------
       Total non-performing loans...........................      45,824         41,612
                                                                 -------        -------
Other real estate owned, net(3).............................          15              7
                                                                 -------        -------
Total non-performing assets.................................     $45,839        $41,619
                                                                 =======        =======
Restructured loans..........................................     $ 4,380        $ 4,674
                                                                 =======        =======
Allowance for loan losses as a percent of total loans.......        1.43%          1.38%
Allowance for loan losses as a percent of non-performing
  loans.....................................................      173.71%        193.57%
Non-performing loans as a percent of total loans............        0.82%          0.72%
Non-performing assets as a percent of total assets..........        0.51%          0.52%

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

                       INDEPENDENCE COMMUNITY BANK CORP.

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

     The formalized process for assessing the level of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of pass, criticized or classified loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria to be characterized as criticized or classified are categorized as pass loans. Each risk level, including pass loans, has an associated reserve factor that increases as the risk level category increases. The reserve factor for criticized and classified loans becomes larger as the risk level increases but is the same factor regardless of the loan type. The reserve factor for pass loans differs based upon the loan and collateral type. Commercial business loans have a larger loss factor applied to pass loans since these loans are deemed to have higher levels of known and inherent loss than commercial real estate and multi-family residential loans. The reserve factor is applied to the aggregate balance of loans designated to each risk level to compute the aggregate reserve requirement. This method of analysis is performed on the entire loan portfolio.

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

     Management believes that, based on information currently available, the Company's allowance for loan losses at September 30, 2003 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                   AT OR FOR THE
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Allowance at beginning of period............................   $80,547      $78,239
                                                               -------      -------
Provision:
  Mortgage loans............................................     2,300        2,333
  Commercial business and other loans(1)....................     1,200        3,667
                                                               -------      -------
  Total provisions..........................................     3,500        6,000
                                                               -------      -------
Charge-offs:
  Mortgage loans............................................     5,902          955
  Commercial business and other loans(1)....................       456        3,809
                                                               -------      -------
  Total charge-offs.........................................     6,358        4,764
                                                               -------      -------
Recoveries:
  Mortgage loans............................................       988        1,106
  Commercial business and other loans(1)....................       924        1,251
                                                               -------      -------
  Total recoveries..........................................     1,912        2,357
                                                               -------      -------
Net loans charged-off.......................................     4,446        2,407
                                                               -------      -------
Allowance at end of period..................................   $79,601      $81,832
                                                               =======      =======
Allowance for possible loan losses as a percent of total
  loans at period end.......................................      1.43%        1.35%
Allowance for possible loan losses as a percent of total
  non-performing loans at period end(2).....................    173.71%      231.69%

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

     The Company's goodwill was $185.2 million at September 30, 2003 and December 31, 2002. The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2003. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.

                       INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Company's identifiable intangible assets at the dates indicated:

                                        AT SEPTEMBER 30, 2003                 AT DECEMBER 31, 2002
                                  ----------------------------------   ----------------------------------
                                   GROSS                      NET       GROSS                      NET
                                  CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                   AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                  --------   ------------   --------   --------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
Amortized intangible assets:
  Deposit intangibles...........  $47,559      $47,226        $333     $47,559      $45,513       $2,046
                                  -------      -------        ----     -------      -------       ------
          Total.................  $47,559      $47,226        $333     $47,559      $45,513       $2,046
                                  =======      =======        ====     =======      =======       ======

     The following sets forth the estimated amortization expense for the years ended December 31:

2003........................................................  $1,855
2004........................................................  $  191
2005........................................................  $   --

     Amortization expense related to identifiable intangible assets was $0.1 million and $1.7 million for the quarters ended September 30, 2003 and 2002, respectively, and $1.7 million and $5.3 million for the nine months ended September 30, 2003 and 2002, respectively.

12. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company's derivative instruments outstanding during the nine months September 30, 2003, included interest rate swap agreements designated as cash flow hedges of variable-rate FHLB borrowings, commitments to fund loans available-for-sale and forward loan sale agreements.

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

     Interest Rate Swap Agreements

     During 2002, the Company, entered into $200.0 million of forward starting interest rate swap agreements as part of its interest rate risk management process to change the repricing characteristics of certain variable-rate borrowings. These agreements qualified as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company expected to draw down during 2003 to replace existing FHLB borrowings that were maturing during 2003.

     These interest rate swap agreements required the Company to make periodic fixed-rate payments to the swap counterparties, while receiving periodic variable-rate payments indexed to the three month London Inter-Bank Offered Rate ("LIBOR") from the swap counterparties based on a common notional amount and maturity date. As a result, the net impact of the swaps was to convert the variable interest payments on the $200.0 million FHLB borrowings to fixed interest payments the Company would make to the swap counterparties. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

     During the third quarter of 2003, the $200.0 million of interest rate swap agreements were cancelled as the Company drew down $200.0 million of fixed-rate FHLB borrowings resulting in a loss of $3.5 million. The

                       INDEPENDENCE COMMUNITY BANK CORP.

$3.5 million was paid to the counterparty and is being amortized into interest expense as a yield adjustment over five years, which is the period in which the related interest on the variable rate borrowings effects earnings. The amount of the yield adjustment was $0.1 million during the quarter ended September 30, 2003. There were no interest rate swap agreements outstanding as of September 30, 2003.

     Loan Commitments for Loans Originated for Sale and Forward Loan Sale Agreements

     The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originates single-family and multi-family residential loans for sale pursuant to programs with Cendant and Fannie Mae. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement also meets the definition of a derivative instrument under SFAS No.
133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to Fannie Mae or Cendant is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

     At September 30, 2003, the Company had $219.1 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $64.5 million related to loan commitments for which the borrowers had not entered into interest rate locks and $154.6 million which were subject to interest rate locks. At September 30, 2003, the Company had $154.6 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a gain of $1.8 million and the fair market value of the related forward loan sale agreements was a loss of $1.8 million at September 30, 2003.

13. RELATED PARTY TRANSACTIONS

     The Company is engaged in certain activities with Meridian. Meridian is deemed to be a "related party" of the Company as such term is defined in Statement of Financial Accounting Standards No. 57. Such treatment is triggered due to the Company's accounting for the investment in Meridian using the equity method. The Company has a 35% minority equity investment in Meridian, a New York-based mortgage brokerage firm. Meridian refers borrowers seeking financing of their multi-family residential and/or commercial real estate loans to the Company as well as to numerous other financial institutions.

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

                       INDEPENDENCE COMMUNITY BANK CORP.

originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian relationship.

     During the third quarter of 2003, the Company announced that ICM Capital, a newly formed subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and Meridian has a one-third ownership interest.

     Under the DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to shares the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses assumed by Fannie Mae. ICM Capital will be an integral part of the expansion of the Company's multi-family lending activities along the East Coast and will work closely with Meridian. There were no loans originated under this DUS program during the quarter ended September 30, 2003 and ICM Capital did not effect the Company's statement of condition or results of operations for the quarter ended September 30, 2003.

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

FORWARD LOOKING INFORMATION

     In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on current management expectations. The Company's actual results could differ materially, as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, availability and cost of energy resources and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

     The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

AVAILABLE INFORMATION

     The Company is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Members of the public may read and copy any document the Company files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. The Company's SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. In addition to the foregoing, the Company maintains a web site at www.myindependence.com. The Company's website content is made available for informational purposes only. It should neither be relied upon for investment purposes nor is it incorporated by reference into this Form 10-Q. The Company makes available on its internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after it files such material with or furnishes such documents to the SEC.

CHANGES IN FINANCIAL CONDITION

     General

     Total assets increased by $911.4 million from $8.02 billion at December 31, 2002 to $8.93 billion at September 30, 2003 primarily due to increases of $1.15 billion in the securities available-for-sale portfolio, $40.7 million in cash and cash equivalents and $38.2 million in other assets, partially offset by a $235.1 million decline in the loan portfolio and a $91.8 million decrease in loans available-for-sale. This increase was funded primarily through the use of borrowings, the growth in deposits and the issuance of $150.0 million of 3.5% Fixed Rate/Floating Rate Subordinated Notes Due 2013 ("Notes").

     Cash and Cash Equivalents

     Cash and cash equivalents increased from $199.1 million at December 31, 2002 to $239.8 million at September 30, 2003. The $40.7 million increase in liquidity was primarily due to the high levels of cash flow received from loan refinancings and accelerated prepayments of mortgage-related securities, which funds had yet to be fully redeployed into other interest-earning assets.

     Securities Available-for-Sale

     The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $1.15 billion, or 90.8%, from $1.26 billion at December 31, 2002 to $2.41 billion at September 30, 2003. The increase was funded primarily through the use of borrowings, the growth in deposits and from the reinvestment of funds from accelerated loan repayments into such assets.

     The Company's mortgage-related securities portfolio increased $1.06 billion to $2.10 billion at September 30, 2003 compared to $1.04 billion at December 31, 2002. The securities were comprised of $1.76 billion of AAA rated CMOs, $125.1 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA ("Agency CMOs") and $214.0 million of mortgage-backed pass through certificates which were also issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The increase in the portfolio was primarily due to purchases of $2.25 billion of AAA rated CMOs with a weighted average yield of 4.91% and $228.0 million of Agency CMOs with a weighted average yield of 4.77%. Partially offsetting these increases were proceeds totaling approximately $1.39 billion received from normal and accelerated principal repayments.

     The Company's investment securities portfolio increased $84.5 million to $309.4 million at September 30, 2003 compared to $224.9 million at December 31, 2002. The increase was primarily due to $210.8 million of purchases, primarily $75.0 million of federal agency securities with a 4.68% weighted average yield and $109.1 million of preferred securities with a weighted average yield of 4.70%. Partially offsetting the purchases were sales of $28.4 million and a call of a Federal Agency bond for $75.0 million.

     At September 30, 2003, the Company had a $7.7 million net unrealized gain, net of tax, on available-for-sale investment and mortgage-related securities as compared to a $7.6 million net unrealized gain at December 31, 2002.

     Loans Available-for-Sale

     Loans available-for-sale decreased by $91.8 million to $22.6 million at September 30, 2003 from $114.4 million at December 31, 2002. The decrease in multi-family loans available-for-sale was a result of significant loan volume which existed at the end of the fourth quarter of 2002 and the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days. The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. As part of these transactions, the Company retains a portion of the associated credit risk. During the nine months ended September 30, 2003, the Company originated $1.43 billion and sold $1.53 billion of loans to Fannie Mae under this program and as a result serviced $3.32 billion of loans with a maximum potential loss exposure of $180.5 million. Multi-family loans available for sale at September 30, 2003 totaled $15.2 million compared to $106.8 million at December 31, 2002.

     The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $138.3 million and sold $136.5 million of such loans during the nine months ended September 30, 2003. Single-family residential mortgage loans available for sale totaled $7.4 million and $7.6 million at September 30, 2003 and December 31, 2002, respectively.

     Both programs were established in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.

     Loans, net

     Loans, net decreased by $234.1 million or 4.1% to $5.50 billion at September 30, 2003 from $5.74 billion at December 31, 2002. The Company continues to focus on expanding its higher yielding portfolios of commercial real estate, commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. The Company originated for its own portfolio during the nine months ended September 30, 2003 approximately $902.5 million of mortgage loans compared to $679.8 million for the nine months ended September 30, 2002. Although the Company continues to originate for portfolio, total loans decreased due to the combination of the heavy run off in the single-family residential portfolio, the accelerated rate of repayments in the multi-family residential portfolio and an increase in originating assets for sale as opposed to portfolio retention due to the yields available on such assets in the current interest rate environment. The steepening of the yield curve should provide the Company with the opportunity to bring a greater proportion of higher yielding loans to portfolio.

     Multi-family residential loans decreased $46.8 million to $2.39 billion at September 30, 2003 compared to $2.44 billion at December 31, 2002. The decrease was primarily due to repayments of $601.5 million, which was partially offset by $558.2 million of originations for portfolio retention. In prior periods, the Company has put a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment. As interest rates begin to rise, the Company expects to increase the portion of loans it originates which are retained for portfolio. During the third quarter of 2003, due to the steepening of the yield curve, the Company originated 45% of all multi-family loans for portfolio compared to 22% originated for portfolio during the second quarter of 2003. As a result of these activities, multi-family residential loans comprised 42.8% of the total loan portfolio at September 30, 2003 compared to 41.9% at December 31, 2002.

     Commercial real estate loans increased to $1.40 billion at September 30, 2003 from $1.31 billion at December 31, 2002. The increase for the nine months ended September 30, 2003 of $88.7 million was primarily due to $335.0 million of originations partially offset by $240.4 million of loan repayments and $5.9 million of loan charge-offs. As a result of these activities, commercial real estate loans comprised 25.1% of the total loan portfolio at September 30, 2003 compared to 22.6% at December 31, 2002.

     Commercial business loans decreased $41.2 million, or 6.9%, from $598.3 million at December 31, 2002 to $557.1 million at September 30, 2003. The decrease was primarily due to $235.3 million of repayments partially offset by $194.8 million of originations and advances during the nine months ended September 30,

2003. As a result of our customers' view of the current economic environment, the Company has experienced a slowdown in commercial business loan activity in the current year. Commercial business loans comprised 10.0% of the total loan portfolio at September 30, 2003 compared to 10.3% at December 31, 2002.

     Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit decreased $81.0 million from $692.4 million at December 31, 2002 to $611.4 million at September 30, 2003. The decrease was due to the decline in the refinance market as a result of the higher interest rate environment. At September 30, 2003, there were $667.8 million of unused lines of credit related to mortgage warehouse lines of credit. The Company anticipates a further decline in this portfolio as interest rates rise and the current refinance market slows down. In October 2003, the Bank entered into an agreement to acquire certain mortgage warehouse lines of credit from The Provident Bank. The acquisition, which is expected to be completed in November 2003, will increase the Company's existing mortgage warehouse line of credit portfolio by $207 million in lines. Mortgage warehouse lines of credit comprised 11.0% of the total loan portfolio at September 30, 2003 compared to 11.9% at December 31, 2002.

     Single-family residential and cooperative apartment loans decreased $223.9 million from an aggregate of $556.3 million at December 31, 2002 to an aggregate of $332.4 million at September 30, 2003. The decline was due to increased repayments as a result of the current interest rate environment combined with the decreased emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and business loans. The Company originates and sells single-family residential mortgage loans to Cendant as previously discussed.

     Non-Performing Assets

     Non-performing assets as a percentage of total assets at September 30, 2003 amounted to 0.51% compared to 0.52% at December 31, 2002. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $4.2 million or 10.1% to $45.8 million at September 30, 2003 from $41.6 million at December 31, 2002. The increase in non-performing assets was primarily due to a $6.5 million increase in non-accrual loans, primarily commercial real estate loans, which was partially offset by a decrease of $2.3 million in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At September 30, 2003, the Company's non-performing assets consisted of $45.6 million of non-accrual loans (including $21.1 million of commercial real estate loans, $20.2 million of commercial business loans, $2.3 million of single-family residential loans and $1.3 million of multi-family residential loans), $0.2 million of loans past due 90 days or more as to principal and accruing, $37,000 of loans past due 90 days or more as to interest and accruing and $15,000 of other real estate owned.

     Allowance for Loan Losses

     The Company's allowance for loan losses amounted to $79.6 million at September 30, 2003, as compared to $80.5 million at December 31, 2002. At September 30, 2003, the Company's allowance amounted to 1.43% of total loans and 173.7% of total non-performing loans compared to 1.38% and 193.6%, respectively at December 31, 2002. The Company's allowance decreased $0.9 million during the nine months ended September 30, 2003 primarily due to a $3.5 million provision for loan losses offset by net charge-offs of $4.4 million or 0.1% of average total loans.

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

     Management believes the allowance for loan losses at September 30, 2003 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

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

     The Company's goodwill, which aggregated $185.2 million at September 30, 2003, resulted from the acquisitions of Broad and Statewide as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The Company's $0.3 million of identifiable intangible assets at September 30, 2003 resulted primarily from one branch office purchase transaction effected in fiscal 1996. The Company's intangible assets decreased by $1.7 million to $0.3 million at September 30, 2003 from $2.0 million at December 31, 2002. The decrease was a result of amortization of the identifiable intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, the remaining identified intangibles as of September 30, 2003 will be amortized by April 2004.

     The Company performs a goodwill impairment test on an annual basis. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2003. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company must measure the amount of impairment loss, if any.

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

     Bank Owned Life Insurance ("BOLI")

     The Company holds BOLI policies to fund certain future employee benefit costs and to provide attractive tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in such value are recorded in non-interest income. BOLI increased $5.9 million to $174.3 million at September 30, 2003 compared to $168.4 million at December 31, 2002 as a result of an increase in the cash surrender value of the BOLI.

     Other Assets

     Other assets increased $38.2 million from $232.2 million at December 31, 2002 to $270.5 million at September 30, 2003. The increase was primarily due to a $21.8 million increase in FHLB stock and an $18.0 million increase in accounts receivable as a result of a trade date/settlement date issue on securities sold as of September 30, 2003 for which proceeds were received in October 2003. Such increases were partially offset by a $4.8 million decrease in net deferred tax assets.

     Net deferred tax assets decreased by $4.8 million to $64.4 million at September 30, 2003 compared to $69.2 million at December 31, 2002. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered "more likely than not." The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such deferred tax assets are expected to be fully realized, except for the deferred tax asset reflecting the fair market value of Holding Company common stock contributed to the Foundation at its inception in March 1998. A valuation allowance was established due to the possibility that the deferred tax asset would not be fully utilized. The effect of the valuation allowance was to decrease paid-in-capital.

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

     Deposits

     Deposits increased $244.1 million or 4.9% to $5.18 billion at September 30, 2003 compared to $4.94 billion at December 31, 2002. The increase was due to net deposit inflows totaling $203.5 million as well as interest credited of $40.6 million.

     Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $398.9 million, or 11.9%, to $3.75 billion at September 30, 2003 compared to $3.35 billion at December 31, 2002. This increase reflects both the continued successful implementation of the Company's business strategy of increasing core deposits as well as the current interest rate environment. Execution of this strategy is evidenced by the increase in core deposits to approximately 72.3% of total deposits at September 30, 2003 compared to 67.8% of total deposits at December 31, 2002.

     The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and FHLB borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.47% compared to 2.19% for certificates of deposit and 3.76% for borrowings for the quarter ended September 30, 2003.

     Borrowings

     Borrowings increased $484.8 million to $2.42 billion at September 30, 2003 compared to $1.93 billion at December 31, 2002 due to a $635.0 million increase in FHLB repurchase agreements and a $100.0 million increase in FHLB overnight deposits, partially offset by a $250.2 million decrease in FHLB advances. During the nine months ended September 30, 2003, the Company borrowed $700.0 million of short-term low costing floating-rate FHLB borrowings, investing the funds primarily in mortgage-backed securities with characteristics designed to minimize both interest rate risk and extension risk while maximizing yield. These borrowings mature within 30 days and have a weighted average interest rate of 1.10%. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits. The Company also replaced $200.0 million of borrowings that matured in 2003 at a weighted average interest rate of 5.77% with fixed-rate five-year borrowings at a weighted average rate of 3.89% and paid off $215.2 million of borrowings that matured at a weighted average interest rate of 5.35%.

     The Company is managing its leverage position and has a borrowing to asset ratio of 27.0% at September 30, 2003 and 24.1% at December 31, 2002.

     Subordinated Notes

     On June 20, 2003, the Bank issued $150.0 million aggregate principal amount of 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013. The Notes bear interest at a fixed rate of 3.5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 the Bank has the right to redeem the Notes at par plus accrued interest. The net proceeds of $148.2 million were used for general corporate purposes. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.

     Equity

     The Holding Company's stockholders' equity totaled $949.8 million at September 30, 2003, compared to $920.3 million at December 31, 2002. The $29.5 million increase was primarily due to net income of $100.7 million, amortization of the earned portion of restricted stock grants of $7.8 million, $6.0 million related to the ESOP shares committed to be released for the nine months ended September 30, 2003. In addition, increases were also attributable to $15.3 million related to the exercise of stock options and related tax benefit and the issuance of shares in payment of director fees and a $7.0 million increase in the net unrealized gain on securities available-for-sale. These increases were partially offset by a $78.1 million reduction in capital resulting from the purchase during the nine months ended September 30, 2003 of 2,765,900 shares of common stock in connection with the Holding Company's open market repurchase programs, a $24.5 million decrease due to dividends declared and a $5.0 million decrease in the fair value of interest rate swaps, net of tax, as a result of the cancellation of the swaps.

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

                                                          FOR THE THREE MONTHS ENDED
                                    -----------------------------------------------------------------------
                                            SEPTEMBER 30, 2003                   SEPTEMBER 30, 2002
                                    ----------------------------------   ----------------------------------
                                                            (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------
                                                             AVERAGE                              AVERAGE
                                     AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                     BALANCE     INTEREST      COST       BALANCE     INTEREST      COST
                                    ----------   --------   ----------   ----------   --------   ----------
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans.................  $3,974,766   $ 65,682     6.61%      $4,554,169   $ 82,813     7.27%
   Commercial business loans......     557,218      9,275      6.60         779,433     12,906      6.57
   Mortgage warehouse lines of
     credit.......................     774,670      8,707      4.40         392,007      4,631      4.62
   Other loans(2).................     284,723      4,005      5.58         216,634      3,462      6.34
                                    ----------   --------                ----------   --------
 Total loans......................   5,591,377     87,669      6.25       5,942,243    103,812      6.97
 Mortgage-related securities......   2,101,397     13,183      2.51       1,078,486     14,846      5.51
 Investment securities............     311,354      3,290      4.23         179,089      1,714      3.83
 Other interest-earning
   assets(3)......................     300,040      1,810      2.39         199,716      1,306      2.59
                                    ----------   --------                ----------   --------
Total interest-earning assets.....   8,304,168   $105,952      5.09       7,399,534   $121,678      6.56
                                                 ========      ----                   --------      ----
Non-interest-earning assets.......     720,092                              588,372
                                    ----------                           ----------
   Total assets...................  $9,024,260                           $7,987,906
                                    ==========                           ==========
Interest-bearing liabilities:
 Deposits:
   Savings deposits...............  $1,607,188   $  1,681     0.42%      $1,603,462   $  4,949     1.22%
   Money market deposits..........     259,999        587      0.90         179,709        446      0.98
   Active management accounts
     ("AMA")......................     491,390      1,003      0.81         437,174      1,655      1.50
   Interest-bearing demand
     deposits(4)..................     756,219      1,228      0.64         529,428      1,312      0.98
   Certificates of deposit........   1,461,409      8,054      2.19       1,686,029     11,523      2.71
                                    ----------   --------                ----------   --------
       Total interest-bearing
        deposits..................   4,576,205     12,553      1.09       4,435,802     19,885      1.78
       Non interest-bearing
        deposits..................     698,880         --      0.00         534,843         --      0.00
                                    ----------   --------                ----------   --------
       Total deposits.............   5,275,085     12,553      0.94       4,970,645     19,885      1.59
Cumulative trust preferred
 securities(5)....................          --         --        --              --         --        --
Subordinated notes................     148,303      1,429      3.82              --         --        --
Borrowings........................   2,497,352     23,640      3.76       1,977,852     24,074      4.83
                                    ----------   --------                ----------   --------
   Total interest-bearing
     liabilities..................   7,920,740     37,622      1.88       6,948,497     43,959      2.51
                                                 --------      ----                   --------      ----
Non-interest-bearing
 liabilities......................     169,497                              128,936
                                    ----------                           ----------
   Total liabilities..............   8,090,237                            7,077,433
   Total equity...................     934,023                              910,473
                                    ----------                           ----------
   Total liabilities and equity...  $9,024,260                           $7,987,906
                                    ==========                           ==========
Net interest-earning assets.......  $  383,428                           $  451,037
                                    ==========                           ==========
Net interest income/interest rate
 spread...........................               $ 68,330     3.21%                   $ 77,719     4.05%
                                                 ========      ====                   ========      ====
Net interest margin...............                            3.29%                                4.21%
                                                               ====                                 ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..............                             1.05x                                1.06x
                                                               ====                                 ====

                                                           FOR THE NINE MONTHS ENDED
                                    -----------------------------------------------------------------------
                                            SEPTEMBER 30, 2003                   SEPTEMBER 30, 2002
                                    ----------------------------------   ----------------------------------
                                                            (DOLLARS IN THOUSANDS)
                                    -----------------------------------------------------------------------
                                                             AVERAGE                              AVERAGE
                                     AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                     BALANCE     INTEREST      COST       BALANCE     INTEREST      COST
                                    ----------   --------   ----------   ----------   --------   ----------
Interest-earning assets:
 Loans receivable(1):
   Mortgage loans.................  $4,102,635   $209,508     6.81%      $4,535,124   $250,414     7.36%
   Commercial business loans......     561,560     27,844      6.63         743,992     36,856      6.62
   Mortgage warehouse lines of
     credit.......................     679,090     22,812      4.43         345,927     12,150      4.63
   Other loans(2).................     253,999     11,190      5.89         198,825     10,140      6.82
                                    ----------   --------                ----------   --------
 Total loans......................   5,597,284    271,354      6.46       5,823,868    309,560      7.09
 Mortgage-related securities......   1,638,757     41,162      3.35       1,077,431     47,098      5.83
 Investment securities............     293,296      9,885      4.49         152,970      5,519      4.81
 Other interest-earning
   assets(3)......................     290,988      5,492      2.52         220,663      4,411      2.67
                                    ----------   --------                ----------   --------
Total interest-earning assets.....   7,820,325    327,893      5.59       7,274,932    366,588      6.72
                                                 --------      ----                   --------      ----
Non-interest-earning assets.......     708,718                              578,607
                                    ----------                           ----------
   Total assets...................  $8,529,043                           $7,853,539
                                    ==========                           ==========
Interest-bearing liabilities:
 Deposits:
   Savings deposits...............  $1,590,778      6,443     0.54%      $1,566,340     15,601     1.33%
   Money market deposits..........     219,510      1,281      0.78         180,854      1,358      1.00
   Active management accounts
     ("AMA")......................     503,445      3,800      1.01         441,717      5,198      1.57
   Interest-bearing demand
     deposits(4)..................     671,080      3,360      0.67         518,772      3,855      0.99
   Certificates of deposit........   1,513,700     26,029      2.30       1,734,201     38,243      2.95
                                    ----------   --------                ----------   --------
       Total interest-bearing
        deposits..................   4,498,513     40,913      1.22       4,441,884     64,255      1.93
       Non interest-bearing
        deposits..................     653,842         --      0.00         503,718         --      0.00
                                    ----------   --------                ----------   --------
       Total deposits.............   5,152,355     40,913      1.06       4,945,602     64,255      1.74
Cumulative trust preferred
 securities(5)....................          --         --        --           7,254        524      9.63
Subordinated notes................      55,957      1,599      3.82              --         --        --
Borrowings........................   2,228,948     70,060      4.20       1,880,148     69,481      4.94
                                    ----------   --------                ----------   --------
   Total interest-bearing
     liabilities..................   7,437,260    112,572      2.02       6,833,004    134,260      2.63
                                                 --------      ----                   --------      ----
Non-interest-bearing
 liabilities......................     162,414                              125,671
                                    ----------                           ----------
   Total liabilities..............   7,599,674                            6,958,675
   Total equity...................     929,369                              894,864
                                    ----------                           ----------
   Total liabilities and equity...  $8,529,043                           $7,853,539
                                    ==========                           ==========
Net interest-earning assets.......  $  383,065                           $  441,928
                                    ==========                           ==========
Net interest income/interest rate
 spread...........................               $215,321     3.57%                   $232,328     4.09%
                                                 ========      ====                   ========      ====
Net interest margin...............                            3.66%                                4.25%
                                                               ====                                 ====
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities..............                             1.05x                                1.06x
                                                               ====                                 ====

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

                                            THREE MONTHS ENDED SEPTEMBER 30, 2003    NINE MONTHS ENDED SEPTEMBER 30, 2003
                                               COMPARED TO THREE MONTHS ENDED           COMPARED TO NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2002                       SEPTEMBER 30, 2002
                                            -------------------------------------   --------------------------------------
                                             INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                    DUE TO            TOTAL NET             DUE TO             TOTAL NET
                                            ----------------------     INCREASE     -----------------------     INCREASE
                                               RATE       VOLUME      (DECREASE)       RATE        VOLUME      (DECREASE)
                                            ----------   ---------   ------------   ----------   ----------   ------------
                                                                            (IN THOUSANDS)
Interest-earning assets:
Loans receivable:
  Mortgage loans..........................   $ (7,657)    $(9,474)     $(17,131)     $(19,367)    $(21,538)     $(40,905)
  Commercial business loans...............         59      (3,690)       (3,631)           55       (9,067)       (9,012)
  Mortgage warehouse lines of credit......       (231)      4,307         4,076          (547)      11,209        10,662
  Other loans(1)..........................       (451)        994           543        (1,509)       2,558         1,049
                                             --------     -------      --------      --------     --------      --------
Total loans receivable....................     (8,280)     (7,863)      (16,143)      (21,368)     (16,838)      (38,206)
Mortgage-related securities...............    (10,882)      9,219        (1,663)      (24,730)      18,794        (5,936)
Investment securities.....................        195       1,381         1,576          (389)       4,755         4,366
Other interest-earning assets.............       (108)        612           504          (259)       1,340         1,081
                                             --------     -------      --------      --------     --------      --------
Total net change in income from interest-
  earning assets..........................    (19,075)      3,349       (15,726)      (46,746)       8,051       (38,695)
Interest-bearing liabilities:
  Deposits:
     Savings deposits.....................     (3,279)         12        (3,267)       (9,397)         239        (9,158)
     Money market deposits................        (44)        184           140          (333)         256           (77)
     AMA deposits.........................       (837)        185          (652)       (2,047)         649        (1,398)
     Interest-bearing demand deposits.....       (539)        455           (84)       (1,443)         948          (495)
     Certificates of deposit..............     (2,063)     (1,406)       (3,469)       (7,747)      (4,467)      (12,214)
                                             --------     -------      --------      --------     --------      --------
Total deposits............................     (6,762)       (570)       (7,332)      (20,967)      (2,375)      (23,342)
Trust preferred securities................         --          --            --            --         (524)         (524)
Subordinated notes........................         --       1,429         1,429            --        1,599         1,599
Borrowings................................     (5,985)      5,551          (434)      (11,257)      11,836           579
                                             --------     -------      --------      --------     --------      --------
Total net change in expense of
  interest-bearing liabilities............    (12,747)      6,410        (6,337)      (32,224)      10,536       (21,688)
                                             --------     -------      --------      --------     --------      --------
Net change in net interest income.........   $ (6,328)    $(3,061)     $ (9,389)     $(14,522)    $ (2,485)     $(17,007)
                                             ========     =======      ========      ========     ========      ========

---------------
(1) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

  General

     The Company reported an 8.5% increase in diluted earnings per share to $0.64 for the quarter ended September 30, 2003 compared to $0.59 for the quarter ended September 30, 2002. Net income increased 5.4% to $33.7 million for the quarter ended September 30, 2003 compared to $31.9 million for the quarter ended September 30, 2002.

     On a linked quarter basis, net income decreased $0.4 million, or 1.2%, from $34.1 million for the quarter ended June 30, 2003 while diluted earnings per share decreased 1.5% from $0.65 for the quarter ended June 30, 2003.

  Net Interest Income

     Net interest income decreased by $9.4 million or 12.1% to $68.3 million for the quarter ended September 30, 2003 as compared to $77.7 million for the quarter ended September 30, 2002. The decrease was due to a $15.7 million decrease in interest income partially offset by a $6.3 million decrease in interest expense. The decline in net interest income primarily reflected the 92 basis point decrease in net interest margin, offset in part, by a $904.6 million increase in average interest-earning assets during the quarter ended September 30, 2003, as compared to the same period in the prior year.

     The Company's net interest margin decreased 92 basis points to 3.29% for the quarter ended September 30, 2003 compared to 4.21% for the quarter ended September 30, 2002. The average yield on interest-earning assets declined 147 basis points for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 which was partially offset by a decline of 63 basis points in the cost of average interest-bearing liabilities.

     The compression in net interest margin was primarily attributable to accelerated loan repayments combined with the accelerated premium amortization of mortgage-related securities. The Company has continued to experience accelerated repayments in its multi-family residential mortgage loans and single-family and cooperative loan portfolios, while new assets for portfolio retention are being originated at lower yields. The Company has also experienced accelerated rates of repayment in its mortgage-related securities portfolio, a significant portion of which was purchased at a premium, resulting in accelerated premium amortization. The Company expects, based upon the current yield curve, that the repayment rate of the mortgage-related securities portfolio and the associated premium amortization should moderate in the months ahead. It is expected that the yield on the mortgage-related securities portfolio will return to normalized levels as a result of this moderation.

     On a linked quarter basis, net interest margin declined sharply and was 3.29% for the quarter ended September 30, 2003, a decrease of 48 basis points from the quarter ended June 30, 2003. For the quarter ended September 30, 2003, the weighted average interest rate earned on interest-earning assets declined 59 basis points compared to the quarter ended June 30, 2003. By comparison, the weighted average interest rate paid on interest-bearing liabilities declined 13 basis points compared to the quarter ended June 30, 2003. The decrease in the cost of funds reflected the continuation of the Company's strategy of increasing lower costing core deposits combined with the partial repricing of its deposit base. The accelerated premium amortization, which correlates with the principal repayments of the mortgage-related securities portfolio, reduced net interest margin by 19 basis points for the quarter ended September 30, 2003 compared to the quarter ended June 30, 2003.

     Interest income decreased by $15.7 million to $106.0 million for the quarter ended September 30, 2003 compared to $121.7 million for the quarter ended September 30, 2002. Interest income on loans declined $16.8 million due primarily to a decrease in the yield on the average loan portfolio of 72 basis points to 6.25% for the quarter ended September 30, 2003 from 6.97% for the quarter ended September 30, 2002. Contributing to the unfavorable variance, were lower average outstanding loan balances of $350.9 million compared to the prior year quarter.

     The decrease in the average balance of loans is partially attributable to a $299.2 million decline in the average balance of the single-family and cooperative loan portfolios which management has decided to let run-off as maintenance of such portfolio does not coincide with the Company's overall business model. The Company does, however, originate single-family loans for sale through its private label program with Cendant. Also contributing to the decline in average loans was a decrease in the average balance of multi-family residential mortgage loans of $547.6 million, due in part, to the sale of $257.6 million of multi-family residential mortgage loans in the fourth quarter of 2002. In addition, the Company has continued to experience accelerated repayments in this portfolio and has also put a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment. As interest rates begin to rise, the Company expects to increase the portion of loans it originates which are retained for portfolio. In addition, the average balance of commercial business loans decreased by $222.2 million from $779.4 million to $557.2 million for the quarters ended September 30, 2002 and September 30, 2003, respectively.

     Partially offsetting the above decreases in the average balance of loans was an increase in the commercial real estate portfolio which increased by $267.3 million due to management's strategy of shifting to higher yielding loan products. In addition, the average balance of mortgage warehouse lines of credit increased $382.7 million, in part, due to the additional utilization of the lines of credit. The increase in this floating rate portfolio has been funded in part with the liquidity resulting from the accelerated prepayment of loans and investment securities. However, towards the end of the third quarter, as the yield curve steepened and the refinance market slowed, the demand for warehouse funding softened.

     Income on investment securities increased $1.6 million due to an increase in the average outstanding balance of investment securities of $132.3 million and an increase in the average yield of 40 basis points to 4.23% for the quarter ended September 30, 2003 compared to the same period in 2002.

     Interest income on mortgage-related securities decreased $1.7 million during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 as a result of a 300 basis point decrease in the yield earned from 5.51% for the quarter ended September 30, 2002 to 2.51% for the quarter ended September 30, 2003. Partially offsetting this decrease was a $1.02 billion increase in the average balance of these securities. The increase in the average balance was funded by the use of borrowings, the growth in deposits and from the reinvestment of funds from accelerated loan payments.

     The decline in yield earned on the mortgage-related securities portfolio was the result of a combination of the low interest rate environment along with accelerated premium amortization. The Company has continued to experience accelerated rates of repayment in its mortgage-related securities portfolio, a significant portion of which was purchased at a premium, resulting in accelerated premium amortization. This premium amortization, which correlates with the principal repayments of the mortgage-related securities portfolio, reduced net interest income by $12.0 million for the quarter ended September 30, 2003 compared to $1.4 million for the quarter ended September 30, 2002 and $6.0 million for the quarter ended June 30, 2003. At September 30, 2003 the Company had $1.89 billion of CMOs with a related premium of $25.5 million and a remaining life of approximately 2.5 years.

     Income on other interest-earning assets increased $0.5 million in the current quarter compared to the prior year quarter primarily due to an increase in the dividends received on FHLB stock of $0.6 million. On September 22, 2003, the Board of Directors of the FHLB of New York announced that it would suspend the dividend to its stockholders in the fourth quarter of 2003. This announcement did not affect the Company's Statement of Financial Condition as of September 30, 2003 or its results of operations for the quarter ended September 30, 2003. As of September 30, 2003, the Company had $123.3 million of FHLB stock. The Company received $1.4 million of FHLB dividends during the quarter ended September 30, 2003.

     Interest expense decreased $6.3 million or 14.4% to $37.6 million for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. This decrease primarily reflects a 65 basis point decrease in the average rate paid on deposits to 0.94% for the quarter ended September 30, 2003 compared to 1.59% for the quarter ended September 30, 2002. This decrease was partially offset by a $304.4 million increase in the average balance of deposits. The average balance of core deposits increased $529.1 million, or 16.1%, to $3.81 billion for the quarter ended September 30, 2003 compared to $3.28 billion for the quarter ended September 30, 2002. Core deposits are defined as all deposits other than certificates of deposit. Lower costing core deposits represented approximately 72.3% of total deposits at September 30, 2003 compared to 66.3% at September 30, 2002. This increase reflects the success of the Company's strategy of lowering its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.

     On a linked quarter basis, the average aggregate balance of deposits increased by $104.0 million. The average balance of lower costing core deposits grew by $156.1 million while the average balance of higher costing certificates of deposit decreased by $52.1 million in the quarter ended September 30, 2003 compared with the quarter ended June 30, 2003.

     Interest expense on borrowings decreased $0.4 million due to a decline in the average rate paid on such borrowings of 107 basis points from 4.83% in the quarter ended September 30, 2002 to 3.76% in the quarter ended September 30, 2003. Partially offsetting the decline in the average rate paid was an increase of $519.5 million in the average balance of FHLB borrowings as the Company utilized borrowings as an interim funding source. During the nine months ended September 30, 2003, the Company borrowed $700.0 million of short-term low costing floating-rate FHLB borrowings, and invested the funds primarily in mortgage-backed securities with characteristics designed to minimize both interest rate and extension risk while maximizing yield. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits. The Company also replaced $200.0 million of borrowings that matured in 2003 at a weighted average interest rate of 5.77% with fixed-rate five-year borrowings at a weighted average interest rate of 3.89% and paid off $215.2 million of borrowings that matured at a weighted average interest rate of 5.35%.

     Interest expense on subordinated notes was $1.4 million during the quarter ended September 30, 2003. At the end of the second quarter of 2003, the Company issued $150.0 million in Notes (as previously discussed).

  Provision for Loan Losses

     The Company's provision for loan losses decreased $2.0 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. As a result of the lower than anticipated growth in the portfolio and the continued high quality of the Company's loan portfolio, management did not record a provision for loan losses in the third quarter of 2003.

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

     Non-performing assets as a percentage of total assets totaled 51 basis points at September 30, 2003 compared to 44 basis points at September 30, 2002. Non-performing assets increased 29.8% to $45.8 million at September 30, 2003 compared to $35.3 million at September 30, 2002. The $10.5 million increase was primarily due to an increase of $12.0 million in non-accrual loans which was partially offset by a $1.4 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. The $12.0 million increase in non-accrual loans was primarily due to a $9.8 million increase in non-accrual commercial real estate loans (primarily attributable to a $12.4 million loan) together with a $2.7 million increase in non-accrual commercial business loans, partially offset by a decrease of $0.7 million in non-accrual single-family residential and cooperative loans. The Company's allowance for loan losses to total loans amounted to 1.43% and 1.35% of total loans at September 30, 2003 and September 30, 2002, respectively.

     Non-Interest Income

     The Company continues to stress and emphasize the development of fee-based income throughout its operations. As a result of a variety of initiatives, the Company experienced a 67.0% increase in non-interest income, from $17.8 million for the quarter ended September 30, 2002 to $29.7 million for quarter ended September 30, 2003.

     One revenue channel that the Company stresses and which is a primary driver of non-interest income, is earnings from the Company's mortgage-banking activities. In the quarter ended September 30, 2003, revenue from the Company's mortgage-banking business amounted to $7.6 million compared to $2.8 million in the quarter ended September 30, 2002. The Company originates for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At September 30, 2003, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $180.5 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market. See Note 7 hereof.

     As a result of the current interest rate environment and as part of the Company's business model, the majority of the multi-family residential loans the Company originated were sold in the secondary market. The loans are sold, servicing retained, to Fannie Mae. The Company sold multi-family residential mortgage loans totaling $463.2 million during the quarter ended September 30, 2003 compared to $201.5 million during the quarter ended September 30, 2002. On a linked quarter basis, the Company sold $496.0 million of multi-family residential mortgage loans to Fannie Mae in the quarter ended June 30, 2003. In addition, the Company sold $58.7 million of single-family residential loans during the quarter ended September 30, 2003 compared to $31.5 million during the quarter ended September 30, 2002.

     Mortgage-banking activities for the quarter ended September 30, 2003 reflected $5.6 million in gains, $2.2 million of origination fees and $1.3 million in servicing fees partially offset by $1.6 million of amortization of servicing assets. Included in the $5.6 million of gains were $0.8 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $3.5 million increase in the fair value of loan commitments for loans originated for sale and a $3.5 million decrease in the fair value of forward loan sale agreements which are entered into with respect to the sale of such loans. The $4.8 million increase in revenue from mortgage-banking activities for the quarter ended September 30, 2003 compared to the prior year quarter was primarily due to an increase on the gain on sales of loans to Fannie Mae of $3.5 million and an $0.8 million increase in origination fees. The Company recorded $7.0 million of income from mortgage-banking activities in the quarter ended June 30, 2003.

     Service fee income increased by $6.1 million, or 52.0% for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Included in service fee income are prepayment and modification fees on loans. These fees are effectively a partial offset to the decreases realized in the net interest margin. Prepayment fees increased $4.9 million to $6.8 million for the quarter ended September 30, 2003 compared to $1.9 million for the quarter ended September 30, 2002. Modification and extension fees increased $0.2 million to $0.9 million for the quarter ended September 30, 2003 compared to $0.7 million for the quarter ended September 30, 2002. On a linked quarter basis, the total of these combined fees decreased by $0.2 million from $7.9 million for the quarter ended June 30, 2003 compared to $7.7 million for the quarter ended September 30, 2003 reflecting the softening of the refinance market.

     Another component of service fees are revenues generated from the branch system which grew by $0.5 million, or 6.5%, to $8.5 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. The increase was primarily due to increased service fees on deposit accounts resulting from the growth in core deposits together with fees from expanded products and services.

     In addition, the Company also recorded an increase for the quarter ended September 30, 2003 of approximately $0.8 million in the cash surrender value of BOLI compared to the quarter ended September 30, 2002. During the latter part of the fourth quarter of 2002, the Company increased its holdings in BOLI by $50.0 million. On a linked quarter basis, income related to BOLI increased slightly to $2.3 million for the quarter ended September 30, 2003 as compared to $2.2 million for the quarter ended June 30, 2003.

     Other non-interest income increased $0.1 million to $2.0 million for the three months ended September 30, 2003 compared to $1.9 million for the three months ended September 30, 2002. The increase is primarily attributable to income from the Company's equity investment in Meridian, which increased to 35% in the fourth quarter of 2002 and a $0.3 million gain on the sale of the Mail Boxes Etc. franchise that was owned by Mitchamm Corp., a subsidiary of the Company. The increase was partially offset by the absence of gains of $1.3 million on the sale of two surplus bank facilities sold in the normal course of business during the quarter ended September 30, 2002.

     Non-Interest Expenses

     Non-interest expense increased $2.2 million, or 5.1%, to $45.6 million for the quarter ended September 30, 2003 compared to $43.4 million for the quarter ended September 30, 2002. This increase was primarily attributable to increases of $1.8 million in compensation and benefits and $1.3 million in occupancy costs which were partially offset by a $1.5 million decrease in the amortization of identifiable intangible assets.

     Compensation and employee benefits expense increased $1.8 million or 8.0% to $24.8 million for the quarter ended September 30, 2003 as compared to $23.0 million for the same period in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to expansion of the Company's commercial and retail banking and lending operations during the past year. In particular, the increase was due to increases of $3.0 million in compensation expenses, $0.4 million in stock-related benefit plan costs and $0.6 million in post-retirement benefits. Partially offsetting these increases were lower management incentive costs of $2.2 million.

     Occupancy costs increased $1.3 million or 23.3% to $6.7 million for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in occupancy costs is a result of the increased number of branch facilities resulting from the continuation of the de novo branch expansion program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington market.

     Advertising expenses increased by $0.3 million from $1.6 million in the quarter ended September 30, 2002 to $1.9 million in the quarter ended September 30, 2003.

     Amortization of identifiable intangible assets decreased by $1.5 million to $0.1 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. The decrease was due to intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the quarter ended March 31, 2003.

     Other non-interest expenses decreased $0.1 million to $9.4 million from $9.5 million for the quarter ended September 30, 2003 compared to the same period in the prior year. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.

     On a linked quarter basis, non-interest expense decreased $1.7 million to $45.6 million for the quarter ended September 30, 2003 from $47.3 million for the quarter ended June 30, 2003. The decrease was due in large part to a $1.9 million decrease in compensation and benefits and a $0.7 million decrease in other non-interest expense partially offset by a $0.7 million increase in occupancy costs. The decrease in compensation and benefits of $1.9 million primarily consisted of decreases of $0.8 million in medical costs and $1.4 million in management incentive costs, partially offset by a $0.4 million increase in stock-related benefit plan costs due to a higher stock price. The $0.7 million increase in occupancy costs was a result of the continuation of the de novo branch expansion program and the expansion of the commercial real estate lending activities.

     Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and recently adopted revisions to the listing requirements of The Nasdaq Stock Market, are creating uncertainty for companies such as ours. The Company is committed to maintaining high standards of corporate governance and public disclosure. Compliance with the various new requirements is expected to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

INCOME TAXES

     Income tax expense amounted to $18.7 million and $18.2 million for the quarter ended September 30, 2003 and 2002, respectively. The increase recorded in the 2003 period reflected the $2.3 million increase in the Company's income before provision for income taxes partially offset by a decrease in the Company's effective tax rate for the quarter ended September 30, 2003 to 35.8% compared to 36.3% for the quarter ended September 30, 2002. As of September 30, 2003, the Company had a net deferred tax asset of $64.4 million compared to $65.6 million at September 30, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

    General

     The Company reported a 13.7% increase in diluted earnings per share to $1.91 for the nine months ended September 30, 2003 compared to $1.68 for the nine months ended September 30, 2002. Net income increased 9.1% to $100.7 million for the nine months ended September 30, 2003 compared to $92.3 million for the nine months ended September 30, 2002.

     Net Interest Income

     Net interest income decreased by $17.0 million or 7.3% to $215.3 million for the nine months ended September 30, 2003 as compared to $232.3 million for the nine months ended September 30, 2002. The decrease was due to a $38.7 million decrease in interest income and a $21.7 million decrease in interest expense. The decline in net interest income primarily reflects the 59 basis point decrease in net interest margin, offset in part, by a $545.4 million increase in average interest-earning assets during the nine months ended September 30, 2003, as compared to the same period in the prior year.

     The Company's net interest margin decreased 59 basis points to 3.66% for the nine months ended September 30, 2003 compared to 4.25% for the nine months ended September 30, 2002. The average yield on interest-earning assets declined 113 basis points for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 which was partially offset by a decline of 61 basis points in the cost of average interest-bearing liabilities.

     The compression in net interest margin was primarily attributable to accelerated loan repayments combined with the accelerated premium amortization of mortgage-related securities. The Company has continued to experience accelerated repayments in its multi-family residential mortgage loans and single-family and cooperative loan portfolios, while new assets for portfolio retention are being originated at lower yields. The Company has also experienced accelerated rates of repayment in its mortgage-related securities portfolio, a significant portion of which was purchased at a premium, resulting in accelerated premium amortization. The Company expects, based upon the current yield curve, that the repayment rate of the mortgage-related portfolio and the associated premium amortization should moderate in the months ahead. It is expected that the yield on the mortgage-related securities portfolio will return to normalized levels as a result of this moderation.

     Interest income decreased by $38.7 million to $327.9 million for the nine months ended September 30, 2003 compared to $366.6 million for the nine months ended September 30, 2002. Interest income on loans declined $41.2 million due primarily to a decrease in the yield on the average loan portfolio of 63 basis points to 6.46% from 7.09% for the nine months ended September 30, 2003 and September 30, 2002, respectively. Contributing to the unfavorable variance, were lower average outstanding loan balances of $226.6 million compared to the prior year.

     The decrease in the average balance of loans is partially attributable to a decline in the average balance of the single-family and cooperative loan portfolios of $293.1 million which management has decided to let run-off as they do not coincide with the Company's overall business model. The Company does, however, originate single-family loans for sale through its private label program with Cendant. Also contributing to the decline in average loans was a decrease in the average balance of multi-family residential mortgage loans of $416.6 million due, in part, to the sale of $257.6 million of multi-family residential mortgage loans in the fourth quarter of 2002. In addition, the Company has continued to experience accelerated repayments in this portfolio and has also put a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment. As interest rates begin to rise, the Company expects to increase the percent of loans originated for portfolio. In addition, the average balance of commercial business loans decreased by $182.4 million from $744.0 million to $561.6 million for the nine months ended September 30, 2002 and September 30, 2003, respectively.

     Partially offsetting the above decreases in the average balance of loans was an increase in the commercial real estate portfolio which increased by $277.2 million due to management's strategy of shifting to higher yielding loan products. In addition, the average balance of mortgage warehouse lines of credit increased $333.2 million, in part, due to the additional utilization of the lines of credit. The increase in this floating rate portfolio has been funded in part with the liquidity resulting from the accelerated prepayment of loans and investment securities. However, towards the end of the third quarter, as the yield curve steepened and the refinance market slowed, the demand for warehouse funding softened.

     Income on investment securities increased $4.4 million due to an increase in the average outstanding balance of investment securities of $140.3 million partially offset by a decline in the average yield of 32 basis points to 4.49% from 4.81% for the nine months ended September 30, 2003 and September 30, 2002, respectively.

     Interest income on mortgage-related securities decreased $5.9 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 as a result of a 248 basis point decrease in the yield earned from 5.83% for the nine months ended September 30, 2002 to 3.35% for the nine months ended September 30, 2003. Partially offsetting this decrease was a $561.3 million increase in the average balance of these securities. The increase in the average balance was funded by the use of borrowings, the growth in deposits and from the reinvestment of funds from accelerated loan payments.

     The decline in yield earned on the mortgage-related securities portfolio was a combination of the low interest rate environment along with accelerated premium amortization. The Company has continued to experience accelerated rates of repayment in its mortgage-related securities portfolio, a significant portion of which was purchased at a premium, resulting in accelerated premium amortization. This premium amortization, which correlates with the principal repayments of the mortgage-related securities portfolio, reduced net interest income by $21.6 million for the nine months ended September 30, 2003 compared to $2.6 million for the nine months ended September 30, 2002.

     Income on other interest-earning assets increased $1.1 million in the current nine-month period compared to the prior year period primarily due to a $1.3 million increase in dividends received from FHLB stock held by the Company.

     Interest expense decreased $21.7 million or 16.2% to $112.6 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease primarily reflects a 68 basis point decrease in the average rate paid on deposits to 1.06% for the nine months ended September 30, 2003 compared to 1.74% for the nine months ended September 30, 2002. This decrease was partially offset by a $206.8 million increase in the average balance of deposits. The average balance of core deposits increased $427.3 million, or 13.3%, to $3.64 billion for the nine months ended September 30, 2003 compared to $3.21 billion for the nine months ended September 30, 2002. Lower costing core deposits represented approximately 72.3% of total deposits at September 30, 2003 compared to 66.3% at September 30, 2002. This increase reflects the success of the Company's strategy to lower its overall cost of funds and emphasize its expanding commercial and consumer relationships.

     Interest expense on borrowings increased $0.6 million due to an increase of $348.8 million in the average balance of FHLB borrowings partially offset by a decline in the average rate paid on such borrowings of 74 basis points from 4.94% in the nine months ended September 30, 2002 to 4.20% in the nine months ended September 30, 2003. The increase in average balances was the result of the Company borrowing $700.0 million of short-term low costing floating-rate FHLB borrowings during the nine months ended September 30, 2003 which was partially offset by the repayment of $215.2 million of borrowings that matured in 2003. The funds were invested primarily in mortgage-backed securities. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

     Interest expense on subordinated notes was $1.6 million during the nine months ended September 30, 2003. At the end of the second quarter of 2003, the Company issued $150.0 million of Notes.

     Interest expense on trust preferred securities decreased $0.5 million compared to the prior year nine month period. The trust preferred securities were assumed as part of the Broad acquisition in July 1999. In accordance with the terms of the trust indenture, all of the outstanding trust preferred securities totaling $11.5 million, were redeemed at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate paid on the trust preferred securities in relation to the current interest rate environment.

     Provision for Loan Losses

     The Company's provision for loan losses decreased $2.5 million to $3.5 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     Non-performing assets as a percentage of total assets totaled 51 basis points at September 30, 2003 compared to 44 basis points at September 30, 2002. Non-performing assets increased 29.8% to $45.8 million at September 30, 2003 compared to $35.3 million at September 30, 2002. The $10.5 million increase was primarily due to an increase of $12.0 million in non-accrual loans which was partially offset by a $1.4 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. The $12.0 million increase in non-accrual loans was primarily due to a $9.8 million increase in non-accrual commercial real estate loans (primarily attributable to a $12.4 million loan previously discussed) together with a $2.7 million increase in non-accrual commercial business loans, partially offset by a decrease of $0.7 million in non-accrual single-family residential and cooperative loans. The Company's allowance for loan losses to total loans amounted to 1.43% and 1.35% of total loans at September 30, 2003 and September 30, 2002, respectively.

     Non-Interest Income

     The Company experienced a 65.2% increase in non-interest income, from $50.7 million for the nine months ended September 30, 2002 to $83.9 million for nine months ended September 30, 2003.

     In the nine months ended September 30, 2003, revenue from the Company's mortgage-banking business amounted to $23.3 million compared to $7.5 million in the nine months ended September 30, 2002. The Company originates for sale multi-family residential loans in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. See Note 7 hereof.

     The Company sold multi-family residential mortgage loans totaling $1.53 billion during the nine months ended September 30, 2003 compared to $624.5 million during the nine months ended September 30, 2002. In addition, the Company sold $136.5 million of single-family residential loans during the nine months ended September 30, 2003 compared to $96.3 million during the nine months ended September 30, 2002.

     Mortgage-banking activities for the nine months ended September 30, 2003 reflected $17.0 million in gains, $8.3 million of origination fees and $2.3 million in servicing fees partially offset by $4.4 million of amortization of servicing assets. Included in the $17.0 million of gains were $2.7 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold. This category also included a $0.7 million increase in the fair value of loan commitments for loans originated for sale and a $0.7 million decrease in the fair value of forward loan sale agreements which are entered into with respect to the sale of such loans. The $15.8 million increase in revenue from mortgage-banking activities for the nine months ended September 30, 2003 compared to the nine months in the prior year was primarily due to an aggregate increase on the gain on sales of loans to Fannie Mae and Cendant of $13.3 million combined with a $3.3 million increase in origination fees partially offset by a $2.0 million increase in amortization of loan servicing asset.

     Service fee income increased by $15.3 million, or 43.9% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Included in service fee income are prepayment and modification fees on loans which are a partial offset to the decreases realized in the net interest margin. Prepayment fees increased $11.3 million to $17.4 million for the nine months ended September 30, 2003 compared to $6.1 million for the nine months ended September 30, 2002. Modification and extension fees increased $0.8 million to $3.2 million for the nine months ended September 30, 2003 compared to $2.4 million for the nine months ended September 30, 2002.

     Another component of service fees are revenues generated from the branch system which grew by $2.7 million, or 11.9%, to $25.6 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The increase was primarily due to increased service fees on deposit accounts resulting from the growth in core deposits together with fees from expanded products and services.

     In addition, the Company also recorded an increase for the nine months ended September 30, 2003 of approximately $1.8 million in the cash surrender value of BOLI compared to the nine months ended September 30, 2002. During the latter part of the fourth quarter of 2002, the Company increased its holdings in BOLI by $50.0 million.

     Other non-interest income increased $0.5 million to $3.5 million for the nine months ended September 30, 2003 compared to $3.0 million for the nine months ended September 30, 2002. The increase was primarily attributable to income from the Company's equity investment in Meridian as well as a $0.3 million gain on the sale of Mail Boxes Etc. The increase was partially offset by the absence of gains of $1.3 million on the sale of two surplus bank facilities sold in the normal course of business during 2002.

     Non-Interest Expenses

     Non-interest expense increased $6.7 million, or 5.0%, to $138.9 million for the nine months ended September 30, 2003 compared to $132.2 million for the nine months ended September 30, 2002. This increase was primarily attributable to increases of $6.3 million in compensation and benefits, $1.4 million in occupancy costs and $1.5 million in other non-interest expense which were partially offset by a $3.6 million decrease in the amortization of identifiable intangible assets.

     Compensation and employee benefits expense increased $6.3 million or 9.1% to $75.4 million for the nine months ended September 30, 2003 as compared to $69.1 million for the same period in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to expansion of the Company's commercial and retail banking and lending operations during the past year. The Company established a private banking/ wealth management group during the first quarter of 2002 to broaden and diversify its customer base and continued its de novo branch expansion through the opening of several facilities during 2002. In particular, the increase was due to increases of $7.9 million in compensation expenses, $1.5 million in retirement expenses $0.4 million in stock-related benefit plan costs and $0.5 million in post-retirement health care benefit costs. Partially offsetting these increases were lower management incentive costs of $4.9 million.

     Occupancy costs increased $1.4 million for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The increase in occupancy costs is a result of the increased number of branch facilities resulting from the continuation of the de novo branch expansion program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington market.

     Advertising expenses increased by $0.7 million from $4.7 million in the nine months ended September 30, 2002 to $5.4 million in the nine months ended September 30, 2003.

     Amortization of identifiable intangible assets decreased by $3.6 million to $1.7 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease was due to intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the quarter ended March 31, 2003.

     Other non-interest expenses increased $1.5 million to $29.9 million for the nine months ended September 30, 2003 compared to $28.5 million for the same period in the prior year. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security. The aforementioned increases were attributable, in part, to the corporate expansion associated with a broader banking footprint, de novo banking activities, the expanded retail sales force and the introduction of new products and services.

     Income Taxes

     Income tax expense amounted to $56.0 million and $52.5 million for the nine months ended September 30, 2003 and 2002, respectively. The increase recorded in the 2003 period reflected the $11.9 million increase in the Company's income before provision for income taxes partially offset by a decrease in the Company's effective tax rate for the nine months ended September 30, 2003 to 35.7% compared to 36.2% for the nine months ended September 30, 2002. As of September 30, 2003, the Company had a net deferred tax asset of $64.4 million compared to $65.6 million at September 30, 2002.

REGULATORY CAPITAL REQUIREMENTS

     The following table sets forth the Bank's compliance with applicable regulatory capital requirements at September 30, 2003.

                                                     REQUIRED              ACTUAL               EXCESS
                                                ------------------   ------------------   ------------------
                                                PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT
                                                -------   --------   -------   --------   -------   --------
                                                                   (DOLLARS IN THOUSANDS)
Tier I leverage capital ratio(1)(2)...........    4.0%    $352,173     7.8%    $686,066     3.8%    $333,893
Risk-based capital ratios:(2)
  Tier I......................................    4.0      300,438     9.1      686,066     5.1      385,628
  Total.......................................    8.0      600,876    12.3      921,361     4.3      320,485

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

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB of New York only to a limited degree as a source of funds. However, due to the Company's continued focus on expanding its commercial real estate and business loan portfolios, the Company increased its FHLB borrowings to $2.42 billion at September 30, 2003. At September 30, 2003, the Company had the ability to borrow from the FHLB up to an additional $233.4 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit at September 30, 2003 scheduled to mature in one year or less totaled $1.14 billion, or 79.8% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

     The following table sets forth the Company's off-balance sheet financial instruments at September 30, 2003 and December 31, 2002.

                                                                        CONTRACT OR AMOUNT
                                                              --------------------------------------
                                                              SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                              ------------------   -----------------
                                                                          (IN THOUSANDS)
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit -- mortgage loans............      $  584,932          $  446,759
  Commitments to extend credit -- commercial business
     loans..................................................         498,029             295,417
  Commitments to extend credit -- mortgage warehouse lines
     of credit..............................................         667,826             219,125
  Commitments to extend credit -- other loans...............         104,363              81,909
  Standby letters of credit.................................           4,703               2,692
  Commercial letters of credit..............................             908                 318
                                                                  ----------          ----------
Total.......................................................      $1,860,761          $1,046,220
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

     Management responsibility for interest rate risk resides with the Asset and Liability Management Committee ("ALCO"). The committee is chaired by the Chief Financial Officer, and includes the Chief Executive Officer, Chief Credit Officer and the Company's senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments, and identify acceptable counterparties to securities and off-balance sheet transactions.

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

     At September 30, 2003, the Company had $219.1 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $64.5 million related to loan commitments for which the borrowers had not entered into interest rate locks and $154.6 million which were subject to interest rate locks. At September 30, 2003, the Company had $154.6 million of forward loan sale agreements. The fair market value of the interest rate lock loan commitment was a gain of $2.8 million and the fair value of the forward loan sale agreement was a loss of $2.8 million at September 30, 2003.

     The credit risk associated with these derivative instruments is the risk of non-performance by the counterparty to the agreements. However, management does not anticipate non-performance by the counterparties and monitors and controls the risk through its asset/liability management procedures.

     Management uses a variety of analyses to monitor the sensitivity of net interest income, primarily a dynamic simulation model complemented by a traditional interest rate gap analysis.

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

     Based on the information and assumptions in effect at September 30, 2003, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $7.9 million or 2.53%.

  Gap Analysis

     Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2003, the Company's one-year cumulative gap position was a positive 3.73%, compared to a positive 3.68% at December 31, 2002. A positive gap will generally result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on the net interest margin.

     The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.

     The gap analysis is an incomplete representation of interest rate risk. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2003 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-related securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

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

     The following table reflects the repricing of the balance sheet, or "gap" position at September 30, 2003.

                                             0 - 90     91 - 180    181 - 365      1 - 5         OVER
                                              DAYS        DAYS         DAYS        YEARS        5 YEARS       TOTAL
                                           ----------   ---------   ----------   ----------   -----------   ----------
                                                                         (IN THOUSANDS)
Interest-earning assets:
  Mortgage loans(1)......................  $  524,559   $ 265,794   $  453,007   $2,327,161   $   569,266   $4,139,787
  Commercial business and other loans....     913,454      45,610       90,478      296,044       119,550    1,465,136
  Securities available-for-sale(2).......     461,573     379,766      528,174      892,840       137,480    2,399,833
  Other interest-earning assets(3).......     119,589          --           --           --       123,328      242,917
                                           ----------   ---------   ----------   ----------   -----------   ----------
Total interest-earning assets............   2,019,175     691,170    1,071,679    3,516,045       949,624    8,247,673
Interest-bearing liabilities:
  Savings, NOW and money market
    deposits.............................     274,308     274,308      548,616      597,792     1,442,642    3,137,666
  Certificates of deposit................     500,929     244,101      400,716      288,706            --    1,434,452
  Borrowings.............................   1,150,000      25,000        1,300      450,000       790,000    2,416,300
  Subordinated notes.....................       7,294       7,364       14,940      118,744            --      148,342
                                           ----------   ---------   ----------   ----------   -----------   ----------
Total interest-bearing liabilities.......   1,932,531     550,773      965,572    1,455,242     2,232,642    7,136,760
Interest sensitivity gap.................      86,644     140,397      106,087    2,060,803    (1,283,018)
                                           ----------   ---------   ----------   ----------   -----------
Cumulative interest sensitivity gap......  $   86,644   $ 227,041   $  333,128   $2,393,931   $ 1,110,913
                                           ==========   =========   ==========   ==========   ===========
Cumulative interest sensitivity gap as a
  percentage of total assets.............        0.97%       2.54%        3.73%       26.79%        12.43%
                                           ==========   =========   ==========   ==========   ===========

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

ITEM 4.  CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

     No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

              b) Reports on Form 8-K

             DATE                                    ITEM AND DESCRIPTION
             ----                                    --------------------
             September 10, 2003  9 -- On September 10, 2003, the Company announced that its
                                 President and Chief Executive Officer had presented at
                                 Lehman Brothers' 2003 Financial Services Conference on
                                 September 9, 2003. In the Company's presentation, Mr.
                                 Fishman, among other things, confirmed that management was comfortable with the current earnings consensus estimate of
                                 $2.54 per diluted share for the fiscal year ended December
                                 31, 2003.
             October 21, 2003    9 -- On October 20, 2003, the Company issued a press release reporting its earnings for the quarter ended September 30,
                                 2003.
             October 31, 2003    9 -- On October 30, 2003, the Company announced that its
                                 wholly owned subsidiary, Independence Community Bank, has
                                 entered into an agreement to acquire certain mortgage
                                 warehouse loans from the Provident Bank. The transaction is expected to be completed in November 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INDEPENDENCE COMMUNITY BANK CORP.

Date: November 12, 2003                                                  By: /s/ ALAN H. FISHMAN
                                                           ----------------------------------------------------
                                                                             Alan H. Fishman
                                                                              President and
                                                                         Chief Executive Officer

Date: November 12, 2003                                                   By: /s/ FRANK W. BAIER
                                                           ----------------------------------------------------
                                                                              Frank W. Baier
                                                                         Executive Vice President
                                                                  Chief Financial Officer and Treasurer