Form 10-K
period 2003-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2004-03-10
CIK 945734

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12-b-2 of the Act).  YES [X]     NO [ ]

     The aggregate market value of the 45,809,233 shares of the Registrant's common stock held by non-affiliates (54,741,962 shares outstanding less 8,932,729 shares held by affiliates), based upon the closing price of $28.14 for the Common Stock on June 30, 2003, the last business day in the Registrant's second quarter, was approximately $1.29 billion. Shares of Common Stock held by each executive officer and director, the Registrant's 401(k) Plan and Employee Stock Ownership Plan and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 29, 2004, there were 54,741,962 shares of the Registrant's common stock issued and outstanding.

     (1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEPENDENCE COMMUNITY BANK CORP.

2003 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
ITEM 1.   Business
          Independence Community Bank Corp. ..........................     1
          Independence Community Bank.................................     1
          Change in Fiscal Year End...................................     1
          Market Area and Competition.................................     1
          Forward Looking Information.................................     3
          Available Information.......................................     3
          Lending Activities..........................................     4
          Asset Quality...............................................    15
          Investment Activities.......................................    22
          Sources of Funds............................................    26
          Employees...................................................    29
          Subsidiaries................................................    29
          Regulation..................................................    31
          Taxation....................................................    39
ITEM 2.   Properties..................................................    41
ITEM 3.   Legal Proceedings...........................................    43
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    43
PART II
ITEM 5.   Market for Independence Community Bank Corp.'s Common
          Equity, Related Stockholder Matters and Issuer Purchases of
          Equity Securities...........................................    44
ITEM 6.   Selected Consolidated Financial and Other Data..............    45
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    47
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    70
ITEM 8.   Financial Statements and Supplementary Data.................    75
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   125
ITEM 9A.  Controls and Procedures.....................................   125
PART III
ITEM 10.  Directors and Executive Officers of Independence Community
          Bank Corp. .................................................   125
ITEM 11.  Executive Compensation......................................   125
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   125
ITEM 13.  Certain Relationships and Related Transactions..............   126
ITEM 14.  Principal Accountant Fees and Services......................   126
PART IV
ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   126
SIGNATURES............................................................   129

PART I

ITEM 1.   BUSINESS

INDEPENDENCE COMMUNITY BANK CORP.

     Independence Community Bank Corp. (the "Holding Company") is a Delaware corporation organized in June 1997 by Independence Community Bank (the "Bank"), for the purpose of becoming the parent savings and loan holding company of the Bank. The Bank's reorganization to the stock form of organization and the concurrent offer and sale of the Holding Company's common stock was completed on March 13, 1998 (the "Conversion"). The assets of the Holding Company are primarily the capital stock of the Bank, dividends receivable from the Bank and certain cash and cash equivalents. The business and management of the Holding Company consists primarily of the business and management of the Bank (the Holding Company and the Bank are collectively referred to herein as the "Company"). The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Holding Company does not intend to employ any persons other than officers of the Bank, and will continue to utilize the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Holding Company expands or changes its business in the future.

     The Company's executive office is located at 195 Montague Street, Brooklyn, New York 11201, and its telephone number is (718) 722-5300. The Company's web address is www.myindependence.com.

INDEPENDENCE COMMUNITY BANK

     The Bank's principal business is gathering deposits from customers within its market area and investing those deposits along with borrowed funds primarily in multi-family residential mortgage loans, commercial real estate loans, commercial business loans, lines of credit to mortgage bankers, consumer loans, mortgage-related securities, investment securities and interest-bearing bank balances. The Bank's revenues are derived principally from interest on its loan and securities portfolios while its primary sources of funds are deposits, Federal Home Loan Bank of New York ("FHLB") borrowings, loan amortization and prepayments and maturities of mortgage-related securities and investment securities. The Bank offers a variety of loan and deposit products to its customers. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with a third party.

     The Bank has continued to broaden its banking strategy by emphasizing commercial bank-like products, primarily commercial real estate and business loans, mortgage warehouse lines of credit and commercial deposits. This strategy focuses on increasing both net interest income and fee based revenue while concurrently diversifying the Bank's customer base.

CHANGE IN FISCAL YEAR END

     The Company announced in October 2001 that it changed its fiscal year end from March 31, to December 31, effective December 31, 2001. This change provides internal efficiencies as well as aligns the Company's reporting cycle with regulators, taxing authorities and the investor community. Due to the change in the Company's fiscal year end, the comparison of annual operating performance is based upon the audited 12 month calendar year ended December 31, 2003 compared to the audited 12 month calendar year ended December 31, 2002 and the unaudited 12 month calendar year ended December 31, 2001.

MARKET AREA AND COMPETITION

     The Company is a community-oriented financial institution providing financial services and loans for housing and commercial businesses primarily within its market area. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the diverse needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities it serves. The Company oversees its 85 branch office network from its headquarters located in downtown Brooklyn. The Company operates 19 branch offices in the borough of Brooklyn, another eleven in the borough of Queens, eight in Manhattan and ten more branches dispersed among the Bronx, Staten Island, Nassau, Suffolk and Westchester Counties of New York. As a result of the acquisitions of Broad National Bancorporation ("Broad"), Newark, New Jersey and Statewide Financial Corp. ("Statewide"), Jersey City, New Jersey during fiscal 2000, the Company also operates 36 branches in the northern New Jersey coun-ties of Bergen, Essex, Hudson, Middlesex and Union. In addition, the Company maintains one branch facility in Maryland as a result of the expansion of the Company's commercial real estate lending activities to the Baltimore-Washington area as discussed below. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, which deposits constitute the primary funding source of the Bank's operations. The Company currently expects to expand its branch network through the opening of approximately seven branch locations over the next twelve months. The Company opened one of the proposed new offices in Manhattan during the first quarter of 2004.

     Although the Company generally lends throughout the New York City metropolitan area, the majority of its real estate loans are secured by properties located in the boroughs of Brooklyn, Queens and Manhattan, Nassau County, Long Island, and the counties in northern and central New Jersey. During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. The Company's customer base, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and, to a lesser degree, low to moderate income households. Most of the businesses the Company lends to are small and medium sized and are primarily dependent upon the regional economy, which economy, due to its connections to the national economy, may be adversely affected not only by conditions within the local market but also by conditions existing elsewhere. At December 31, 2003, over 80% of the loan portfolio consisted of commercial real estate, commercial business and multi-family residential loans. Such loans may be more sensitive to adverse changes in the local economy than single-family residential loans. Increased delinquencies or other problems with such loans could affect the Company's financial condition and profitability.

     Over the past few years there has been a national and local economic slowdown, which resulted in New York City being in a recession. After a continuous trend that lasted for ten consecutive quarters, the New York City economy displayed some modest growth in the third quarter of 2003 and came out of a sustained recession. This recovery, however, was somewhat weak and lagged the national recovery by several quarters.

     New York City, and to a lesser degree, the New York City metropolitan area, has been impacted by a reduction in employment. Many of those persons affected are domiciled in Manhattan. The unemployment rate in the third quarter of 2003 was 8.3% while the U.S. rate stood at 6.1%. Compared to a year earlier, the number of New York City jobs fell 1.4 percent, the third weakest performance of the top twenty largest metropolitan areas. The elimination of these positions results in less taxes being collected by New York City on salaries and has put a strain on social services as an increased number of people are seeking public assistance. The reduction in jobs is a prime reason for the current fiscal challenge.

     The inflation rate in New York City rose in the third quarter of 2003 to 3.1% and compares unfavorably to 2.2% for the U.S. as a whole. Commercial real estate vacancies rose to 12.5%, an increase of 0.7% from the previous year's quarter, while Manhattan rents decreased 8.5%. Increased real estate vacancies had a negative effect on commercial real estate values.

     Historically, the New York City metropolitan area has benefited from being the corporate headquarters of many large industrial and commercial national companies, which have, in turn, attracted many smaller companies, particularly within the service industry. However, as a consequence of being the home of many national companies and to a large number of national securities and investment banking firms, as well as being a popular travel destination, the New York City metropolitan area is particularly sensitive to the economic health of the United States. As a result, economic deterioration in other parts of the United States often have had an adverse impact on the economic climate of New York City.

     The Company faces significant competition both in making loans and in attracting deposits. The New York City metropolitan area has a significant concentration of financial institutions, many of which are branches of significantly larger institutions, which have greater financial resources than the Company. Over the past 10 years, consolidation of the banking industry in the New York City metropolitan area has continued, resulting in the Company facing larger and increasingly efficient competitors. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage-banking companies, commercial finance companies and insurance companies. The Company's most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, credit unions and commercial finance companies. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.

FORWARD LOOKING INFORMATION

     Statements contained in this Annual Report of Form 10-K which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Included in such forward-looking statements are statements regarding the proposed merger of the Company and Staten Island Bancorp, Inc. ("SIB"). See "Business Strategy - Controlled Growth" in Item 7 hereof and Note 2 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     Words such as "expect", "feel", "believe", "will", "may", "anticipate", "plan", "estimate", "intend", "should", and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company and SIB, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the businesses of the Company and SIB may not be combined successfully, or such combination may take longer to accomplish than expected; (2) the growth opportunities and cost savings from the merger of the Company and SIB may not be fully realized or may take longer to realize than expected; (3) operating costs and business disruption following the completion of the merger, including adverse effects on relationships with employees, may be greater than expected;
(4) governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; (5) competitive factors which could affect net interest income and non-interest income, general economic conditions which could affect the volume of loan originations, deposit flows and real estate values; (6) the levels of non-interest income and the amount of loan losses as well as other factors discussed in the documents filed by the Company and SIB with the Securities and Exchange Commission (the "SEC") from time to time. Neither the Company nor SIB undertakes any obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

AVAILABLE INFORMATION

     The Company is a public company and files annual, quarterly and special reports, proxy statements and other information with the SEC. Members of the public may read and copy any document the Company files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. The Company's SEC filings are also available to the public at the SEC's web site at http://www.sec.gov. In addition to the foregoing, the Company maintains a web site at www.myindependence.com. The Company's website content is made available for informational purposes only. It should neither be relied upon for investment purposes nor is it incorporated by reference into this Form 10-K. The Company makes available on its internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonable practicable after it electronically files such material with or furnishes such documents to the SEC.

LENDING ACTIVITIES

     GENERAL. At December 31, 2003, the Company's net loan portfolio totaled $6.09 billion (not including $5.9 million of loans available-for-sale), which represented 63.8% of the Company's total assets of $9.55 billion at such date. A key corporate objective has been to change the mix of the Company's loan portfolio by reducing the emphasis on the origination of one-to-four family residential mortgage loans and cooperative apartment loans, while concurrently expanding the origination of higher yielding commercial real estate, commercial business and variable-rate mortgage warehouse lines of credit portfolios. The largest category of loans in the Company's portfolio continues to be multi-family residential mortgage loans, which totaled $2.82 billion or 45.7% of the Company's total loan portfolio at December 31, 2003. Such loans are secured primarily by apartment buildings located in the Company's market area. Reflecting the shift in the Company's lending strategy, the second and third largest loan categories are commercial real estate loans and commercial business loans, which totaled $1.61 billion or 26.2% and $606.2 million or 9.8%, respectively, of the total loan portfolio at December 31, 2003. Loans made under mortgage warehouse lines of credit accounted for $527.3 million or 8.5% of the total loan portfolio at December 31, 2003. These four categories collectively accounted for 90.2% of the Company's total loan portfolio at December 31, 2003. The shift in the Company's lending strategy was also supported by the decline in the single-family residential mortgage and cooperative apartment loan portfolio from $1.14 billion, or 22.9% of the Company's total loan portfolio at March 31, 2000 compared to $284.4 million, or 4.6% of the total loan portfolio at December 31, 2003. The remainder of the loan portfolio was comprised of $297.0 million of home equity loans and lines of credit and $27.5 million of consumer and other loans.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes, the rates offered by its competitors and the terms and credit risks associated with the loans. These factors in turn, are affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), legislative tax policies and governmental budgetary matters.

     LOAN PORTFOLIO AND LOANS AVAILABLE-FOR-SALE COMPOSITION. The following table sets forth the composition of the Company's loan portfolio and loans available-for-sale at the dates indicated.

                                                                           At December 31,                             At March 31,
                                                  ------------------------------------------------------------------   ----------
                                                          2003                   2002                   2001              2001
                                                  --------------------   --------------------   --------------------   ----------
                                                               PERCENT                Percent                Percent
                                                                 OF                     of                     of
(DOLLARS IN THOUSANDS)                              AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO:
Mortgage loans:
  Single-family residential and cooperative
    apartment...................................  $  284,367      4.6%   $  556,279      9.5%   $  849,140     14.6%   $  996,497
  Multi-family residential(1)...................   2,821,706     45.7     2,436,666     41.9     2,731,513     46.5     2,620,888
  Commercial real estate........................   1,612,711     26.2     1,312,760     22.6     1,019,379     17.3       861,187
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Total principal balance - mortgage loans........   4,718,784     76.5     4,305,705     74.0     4,600,032     78.4     4,478,572
  Less net deferred fees........................       4,396      0.1         7,665      0.1        11,198      0.2        10,588
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Total mortgage loans on real estate.............   4,714,388     76.4     4,298,040     73.9     4,588,834     78.2     4,467,984
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Commercial business loans, net of deferred
  fees..........................................     606,204      9.8       598,267     10.3       665,829     11.3       436,751
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Other loans:
  Mortgage warehouse lines of credit............     527,254      8.5       692,434     11.9       446,542      7.6       206,707
  Home equity loans and lines of credit.........     296,986      4.8       201,952      3.5       141,905      2.4       117,701
  Consumer and other loans......................      27,538      0.5        26,971      0.4        32,002      0.5        33,489
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Total principal balance - other loans...........     851,778     13.8       921,357     15.8       620,449     10.5       357,897
  Less unearned discounts and deferred fees.....         139      0.0           291      0.0           677      0.0         1,191
                                                  ----------    -----    ----------    -----    ----------    -----    ----------
Total other loans...............................     851,639     13.8       921,066     15.8       619,772     10.5       356,706
Total loans receivable..........................   6,172,231    100.0%    5,817,373    100.0%    5,874,435    100.0%    5,261,441
                                                  ----------    =====    ----------    =====    ----------    =====    ----------
Less allowance for loan losses..................      79,503                 80,547                 78,239                 71,716
                                                  ----------             ----------             ----------             ----------
Loans receivable, net...........................  $6,092,728             $5,736,826             $5,796,196             $5,189,725
                                                  ==========             ==========             ==========             ==========
LOANS AVAILABLE-FOR-SALE:
  Single-family residential.....................  $    2,687             $    7,576             $    3,696             $       --
  Multi-family residential......................       3,235                106,803                     --                     --
                                                  ----------             ----------             ----------             ----------
Total loans available-for-sale..................  $    5,922             $  114,379             $    3,696             $       --
                                                  ==========             ==========             ==========             ==========

                                                         At March 31,
                                                  ------------------------------
                                                   2001             2000
                                                  -------   --------------------
                                                  Percent                Percent
                                                    of                     of
(DOLLARS IN THOUSANDS)                             TOTAL      AMOUNT      TOTAL
------------------------------------------------  ------------------------------
LOAN PORTFOLIO:
Mortgage loans:
  Single-family residential and cooperative
    apartment...................................    18.9%   $1,136,303     22.9%
  Multi-family residential(1)...................    49.8     2,731,104     55.2
  Commercial real estate........................    16.4       597,165     12.1
                                                   -----    ----------    -----
Total principal balance - mortgage loans........    85.1     4,464,572     90.2
  Less net deferred fees........................     0.2         8,727      0.2
                                                   -----    ----------    -----
Total mortgage loans on real estate.............    84.9     4,455,845     90.0
                                                   -----    ----------    -----
Commercial business loans, net of deferred
  fees..........................................     8.3       253,606      5.1
                                                   -----    ----------    -----
Other loans:
  Mortgage warehouse lines of credit............     3.9        48,175      1.0
  Home equity loans and lines of credit.........     2.3       121,109      2.4
  Consumer and other loans......................     0.6        73,578      1.5
                                                   -----    ----------    -----
Total principal balance - other loans...........     6.8       242,862      4.9
  Less unearned discounts and deferred fees.....     0.0         1,793      0.0
                                                   -----    ----------    -----
Total other loans...............................     6.8       241,069      4.9
Total loans receivable..........................   100.0%    4,950,520    100.0%
                                                   =====    ----------    =====
Less allowance for loan losses..................                70,286
                                                            ----------
Loans receivable, net...........................            $4,880,234
                                                            ==========
LOANS AVAILABLE-FOR-SALE:
  Single-family residential.....................            $       --
  Multi-family residential......................                    --
                                                            ----------
Total loans available-for-sale..................            $       --
                                                            ==========

---------------

(1) Includes loans secured by mixed-use (combined residential and commercial use) properties. At December 31, 2003 and 2002, such loans totaled $863.9 million and $919.6 million, respectively.

     CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Company's loans at December 31, 2003, as well as the dollar amount of such loans which are scheduled to mature after one year and which have fixed or adjustable interest rates. Demand loans, overdraft loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less. The table does not include loans available-for-sale.

                                               Principal Repayments Contractually Due in Year(s) Ended December 31,
                                  -----------------------------------------------------------------------------------------------
                                    TOTAL AT
                                  DECEMBER 31,
(IN THOUSANDS)                        2003         2004       2005       2006       2007     2008-2013    2014-2019    THEREAFTER
---------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Single-family residential and
    cooperative apartment(1)....   $  279,440    $    809   $    755   $  3,230   $  6,039   $   51,597   $   29,093    $187,917
  Multi-family
    residential(2)(3)...........    2,821,073      82,167     45,833     93,596    181,638    1,680,648      709,686      27,505
  Commercial real estate(3).....    1,612,711     182,643    110,465    101,539     93,943      779,978      259,861      84,282
Commercial business loans(4)....      612,014     145,942     28,832     48,934     78,202      161,016       96,723      52,365
Other loans:
  Mortgage warehouse lines of
    credit......................      527,254     527,254         --         --         --           --           --          --
  Consumer and other loans(5)...      324,524       9,353      7,460      7,859      9,747      142,551      144,829       2,725
                                   ----------    --------   --------   --------   --------   ----------   ----------    --------
    Total(6)....................   $6,177,016    $948,168   $193,345   $255,158   $369,569   $2,815,790   $1,240,192    $354,794
                                   ==========    ========   ========   ========   ========   ==========   ==========    ========

---------------

(1) Does not include $4.9 million of single-family residential loans serviced by others.

(2) Does not include $0.6 million of multi-family residential loans serviced by others.

(3) Multi-family residential and commercial real estate loans are generally originated with a term to maturity of five to seven years and may be extended by the borrower for an additional five-year period.

(4) Does not include $5.8 million of deferred fees.

(5) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(6) Of the $5.23 billion of loan principal repayments contractually due after December 31, 2004, $4.17 billion have fixed rates of interest and $1.06 billion have adjustable rates of interest.

     LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. The Company originates multi-family residential loans, commercial real estate and business loans, advances under mortgage warehouse lines of credit, single-family residential mortgage loans, cooperative apartment loans, home equity loans and lines of credit, and consumer and other loans. The relative volume of originations is dependent upon customer demand and current and expected future levels of interest rates.

     During 2003, the Company continued its focus on expanding its higher yielding and/or variable rate portfolios of commercial real estate and commercial business loans as well as expanding its mortgage warehouse lines of credit portfolio as part of its business plan. As part of such effort, the Company purchased in November 2003 certain mortgage warehouse lines of credit from The Provident Bank. These assets increased the Company's existing mortgage warehouse lines of credit portfolio as of the date of completion of the purchase by $207.0 million in lines and increased the Company's total outstanding advances at such date by $76.3 million. Mortgage warehouse lines of credit are short-term secured advances extended to mortgage-banking companies primarily to fund the origination of one-to-four family mortgages.

     In addition to continuing to generate multi-family residential mortgage loans for portfolio, the Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. This relationship supports the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate and basis exposure to the Company. Generally, the Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the year ended December 31, 2003, the Company originated for sale $1.62 billion and sold $1.73 billion of fixed-rate multi-family loans in the secondary market to Fannie Mae with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the credit risk associated with such loans. The Com-pany has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the losses on the multi-family residential loans sold to Fannie Mae reach the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company's underwriting guidelines. At December 31, 2003, the Company serviced $3.46 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential exposure of $130.9 million.

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

     During 2002, the Company sold from portfolio at par, $257.6 million of fully performing multi-family loans in exchange for Fannie Mae mortgage-backed securities representing a 100% interest in these loans. Such loans were sold with full recourse with the Company retaining servicing. These loans had an outstanding balance of $123.6 million at December 31, 2003. This transaction supported the Company's efforts to continue to build and strengthen its relationship with Fannie Mae and had no impact on 2002 earnings.

     The Company has not sold multi-family residential loans to any other entities besides Fannie Mae during the last three years.

     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve with a range of estimated losses. At December 31, 2003 the Company had a $7.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

     As a result of retaining servicing on $3.58 billion of loans sold to Fannie Mae, the Company had a $7.8 million servicing asset at December 31, 2003 compared to $6.4 million at December 31, 2002. During 2003, the Company sold $1.73 billion of multi-family loans to Fannie Mae and recorded a $7.3 million servicing asset, which was partially offset by $5.9 million of amortization of the servicing asset.

     During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. ("ICM Capital"), a newly formed subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing ("DUS") mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses assumed by Fannie Mae. There were no loans originated under this DUS program during the year ended December 31, 2003.

     The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC

("Meridian Company"), a Delaware limited liability company, has a one-third ownership interest. ICM Capital is an integral part of the expansion of the Company's multi-family lending activities along the East Coast and its operations will be coordinated with those of Meridian Capital Group, LLC ("Meridian Capital"). Meridian Capital is 65% owned by Meridian Capital Funding, Inc. ("Meridian Funding"), a New York-based mortgage brokerage firm with the remaining 35% minority equity investment held by the Company. Meridian Funding and Meridian Company have the same principal owners. See Note 21 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services ("Cendant"). Under this program, the Company utilizes Cendant's mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company's name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the year ended December 31, 2003, the Company originated for sale $172.5 million and sold $174.2 million of single-family residential mortgage loans through the program. The Company is using this program as a means of increasing non-interest income while efficiently serving its client base. In recent years the Company has continued to originate to a very limited degree certain adjustable and fixed-rate residential mortgage loans for portfolio retention. The Company does not foresee any material expansion of such lending activities.

     Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). For more information regarding the Company's derivative instruments, see Note 19 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     During the fourth quarter of 2002, the Company entered into a private label program for the origination and servicing of small business lines of credit through an origination assistance agreement with Wells Fargo & Company ("Wells Fargo"). This program is referred to as "Business Custom Capital" and consists of unsecured lines of credit, up to $100,000, to small business customers in the Company's market area with over $50,000 in annual sales. These lines are underwritten, funded and serviced by Wells Fargo for their own portfolio and have no impact on the Company's Statement of Financial Condition. The Company is using this program as a means of increasing non-interest income as the Company receives an upfront fee for lines originated and a fee on the outstanding balance of the line for a period of three years.

     As of December 31, 2003, the Company serviced $55.6 million of single-family residential mortgage loans and $3.59 billion of multi-family residential loans for others.

     In December 1998, Broad entered into an agreement with New Jersey Citizen Action ("NJCA"), a community group, pursuant to which Broad agreed to use its best efforts to lend a total of $20.0 million in the state of New Jersey over a five year period beginning on January 1, 1999. Subsequent to the merger of Broad and the Company in July 1999 and the merger of Statewide and the Company in January 2000, the Bank entered into a modified agreement with NJCA pursuant to which a revised target goal of extending $33.0 million in loans was established for the five-year term of the agreement ending December 31, 2004. Such loans are to consist primarily of affordable home mortgage products in the form of one-to-four family mortgage loans to qualified low and moderate income borrowers, community development financing consisting primarily of loans for the purpose of purchasing, constructing and rehabilitating housing affordable to low and moderate income families and economic development financing to facilitate small business startup and expansion and job development. As of December 31, 2003, the Company had extended approximately $29.9 million of loans in connection with the NJCA agreement.

     LOAN ACTIVITY. The following table shows the activity in the Company's loan portfolio and loans available-for-sale portfolio during the periods indicated.

                                                                                       Nine Months
                                                          YEAR ENDED     Year Ended       Ended
                                                         DECEMBER 31,   December 31,   December 31,
(IN THOUSANDS)                                               2003           2002           2001
---------------------------------------------------------------------------------------------------
Total principal balance of loans and loans
  available-for-sale held at the beginning of period...  $ 5,944,961     $5,890,006     $5,273,220
Originations of loans for portfolio:
  Single-family residential and cooperative
     apartment.........................................       13,710         11,660         23,257
  Multi-family residential.............................    1,131,460        505,678        323,617
  Commercial real estate...............................      651,862        325,715        196,730
  Commercial business loans............................      289,930        406,197        405,409
  Mortgage warehouse lines of credit(1)................   10,291,152      7,016,355      3,883,054
  Consumer(2)..........................................      239,165        153,642         77,717
                                                         -----------     ----------     ----------
     Total originations for portfolio..................   12,617,279      8,419,247      4,909,784
                                                         -----------     ----------     ----------
Originations of loans for sale:
  Single-family residential............................      172,459        140,203          4,121
  Multi-family residential.............................    1,621,584      1,165,779        441,870
  Commercial business loans............................        4,066             --             --
  Consumer.............................................           --            947          2,032
                                                         -----------     ----------     ----------
     Total originations of loans for sale..............    1,798,109      1,306,929        448,023
                                                         -----------     ----------     ----------
Purchases of loans:
  Mortgage warehouse lines of credit...................       76,334             --         83,520
                                                         -----------     ----------     ----------
     Total purchases...................................       76,334             --         83,520
                                                         -----------     ----------     ----------
     Total originations and purchases..................   14,491,722      9,726,176      5,441,327
                                                         -----------     ----------     ----------
Loans sold:
  Single-family residential............................      174,208        133,543            425
  Multi-family residential.............................    1,727,329      1,326,905        419,315
  Commercial business loans............................        4,066             --             --
  Consumer(2)..........................................           --          2,216          1,521
                                                         -----------     ----------     ----------
     Total sold........................................    1,905,603      1,462,664        421,261
Repayments(3)..........................................   12,342,582      8,208,557      4,403,280
                                                         -----------     ----------     ----------
Net loan activity......................................      243,537         54,955        616,786
                                                         -----------     ----------     ----------
     Total principal balance of loans and loans
       available-for-sale held at the end of period....    6,188,498      5,944,961      5,890,006
Less:
  Discounts on loans purchased and net deferred fees at
     end of period.....................................       10,345         13,209         11,875
                                                         -----------     ----------     ----------
     Total loans and loans available-for-sale
       receivable at end of period.....................  $ 6,178,153     $5,931,752     $5,878,131
                                                         ===========     ==========     ==========

---------------

(1) Represents advances on the lines of credit.

(2) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3) Includes repayment of mortgage warehouse line advances ($10.53 billion for mortgage warehouse lines of credit during the year ended December 31, 2003) and loans charged-off or transferred to other real estate owned.

     MULTI-FAMILY RESIDENTIAL LENDING. The Company originates multi-family (five or more units) residential mortgage loans, which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located primarily in the Company's market area. These loans are comprised primarily of middle-income housing located primarily in the boroughs of Brooklyn, Queens, Manhattan, the Bronx and Northern New Jersey. During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending (both multi-family residential and non-residential mortgage loans) activities to the Baltimore-Washington and the Boca Raton, Florida markets. The Company expects the loans to be referred primarily by Meridian Capital, which already has an established presence in these market areas. During 2003, the Company originated $148.9 million of loans in the Baltimore-Washington market and $33.2 million in the Florida market. The Company will review this expansion program periodically and establish and adjust its targets based on market acceptance, credit performance, profitability and other relevant factors.

     The main competitors for loans in the Company's market area tend to be commercial banks, savings banks, savings and loan associations, credit unions, mortgage-banking companies and insurance companies. Historically, the Company has been an active lender of multi-family residential mortgage loans for portfolio retention. More recently, in order to further its commitment to remain a leader in the multi-family market, the Company continues to build on its relationship with Fannie Mae to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing. The Company determines whether to originate a loan for portfolio retention or for sale based upon the yield and terms of the loan. Due to the low interest rate environment during 2003 and 2002, a larger portion of the Company's multi-family residential loan originations were for sale as opposed to portfolio retention. See "Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing".

     At December 31, 2003, multi-family residential mortgage loans totaled $2.82 billion, or 45.7% of the Company's total loan portfolio. The Company increased its originations of multi-family residential loans for portfolio by $625.8 million, or 123.8% to $1.13 billion during the year ended December 31, 2003 compared to $505.7 million for the year ended December 31, 2002. Multi-family residential mortgage loans in the Company's portfolio generally range from $500,000 to $4.0 million and have an average loan size of approximately $1.2 million.

     At December 31, 2003, the Company had $5.9 million of multi-family loans available-for-sale. During the year ended December 31, 2003 the Company originated for sale $1.62 billion and sold $1.73 billion of multi-family residential loans to Fannie Mae with servicing retained by the Bank. By comparison, during the year ended December 31, 2002 the Company originated for sale $1.17 billion and sold $1.33 billion (of which $1.07 billion was originated for sale and $257.6 million was sold from portfolio) of multi-family residential loans to Fannie Mae with servicing retained by the Bank.

     The Company has developed during the past several years working relationships with several mortgage brokers. Under the terms of the arrangements with such brokers, the brokers refer potential loans to the Company. The loans are appraised and underwritten by the Company utilizing its underwriting policies and standards. The mortgage brokers receive a fee from the borrower upon the funding of the loans by the Company. In recent years, mortgage brokers have been the source of a substantial majority of the multi-family residential and commercial real estate loans originated by the Company. In October 2002, in furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company increased from 20% to 35% its minority investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage brokerage firm. Meridian Funding is primarily engaged in the origination of commercial real estate and multi-family mortgage loans. The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company's total loan originations. For the year ended December 31, 2003, such loans accounted for approximately 20.3% of the aggregate amount of loans originated for portfolio and for sale compared to 17.8% for the year ended December 31, 2002. With respect to the loans which were originated for portfolio in 2003 (excluding mortgage warehouse lines of credit), loans resulting from referrals from Meridian Capital amounted to approximately 57.1% of such loans compared to 39.9% for the year ended December 31, 2002. In addition, referrals from

Meridian Capital accounted for the majority of the loans originated for sale in 2003. All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. The Company generally has not paid any referral fees to Meridian Capital. In the future, the Company may consider paying such fees if it is deemed necessary for competitive reasons. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in recent years may be a function of, among other things, maintaining the mortgage broker relationships discussed above. See Note 21 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

     The Company's multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 50% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At December 31, 2003, the Company had $608.8 million of loans secured by cooperative apartment buildings.

     The Company's typical multi-family residential mortgage loan is originated with a term to repricing or maturity of 5 to 7 years. These loans generally have fixed interest rates and may be extended by the borrower, upon payment of an additional fee, for an additional 5-year period at an interest rate based on the 5-year FHLB advance rate plus a margin at the time of extension. Under the terms of the Company's multi-family residential mortgage loans, the principal balance generally is amortized at the rate of 1% per year with the remaining principal due in full at maturity. Prepayment penalties are generally part of the terms of these loans.

     COMMERCIAL REAL ESTATE LENDING. In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans. This growing portfolio is comprised primarily of loans secured by commercial and industrial properties, office buildings and small shopping centers located primarily within the Company's market area.

     At December 31, 2003, commercial real estate loans amounted to $1.61 billion or 26.2% of total loans. This portfolio increased $300.0 million, or 22.8%, during the year ended December 31, 2003 due to the Company's increased emphasis on originating higher yielding commercial real estate and business loans in line with its business strategy. See "Lending Activities-General". The Company originated $651.9 million of commercial real estate loans during the year ended December 31, 2003 and $325.7 million for the year ended December 31, 2002. The Company intends to continue to emphasize these higher yielding loan products.

     The Company's commercial real estate loans generally range in amount from $50,000 to $5.0 mil-
lion, and have an average size of approximately $1.6 million. The Company originates commercial real estate loans using similar underwriting standards as applied to multi-family residential mortgage loans. The Company reviews rent or lease income, rent rolls, business receipts, the borrower's credit history and business experience, and comparable values of similar properties when underwriting commercial real estate loans.

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

     SINGLE-FAMILY RESIDENTIAL AND COOPERATIVE APARTMENT LENDING. The Company, through its private label program with Cendant, offers both fixed-rate and adjustable-rate mortgage loans secured by single-family residential properties located in the Company's primary market area. Under its agreement with Cendant, the Company offers a range of single-family residential loan products through various delivery channels, supported by direct consumer advertising, including telemarketing, branch referrals and the Company's Internet website. At December 31, 2003, the Company had $2.7 million of loans available-for-sale to Cendant. During 2003, the Company originated for sale $172.5 million and sold $174.2 million of loans to Cendant. The Company will continue to emphasize this program as a means of increasing non-interest income.

     Over the past few years, the Company has de-emphasized the origination of single-family residential mortgages and cooperative apartment loans, for portfolio, in favor of higher yielding loan products. Although the Company's cooperative apartment loans in the past have related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan. At December 31, 2003, $284.4 million, or 4.6%, of the Company's total loan portfolio consisted of single-family residential mortgage loans and cooperative apartment loans (of which $157.9 million were adjustable-rate mortgage loans ("ARMs")) as compared to $556.3 million or 9.5% of the total loan portfolio at December 31, 2002. The substantial decline in this portfolio during 2003 was due to increased repayments as a result of the interest rate environment and resultant refinance market.

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

     In order to provide financing for low and moderate-income home buyers, the Company participates in residential mortgage programs and products sponsored by, among others, the State of New York Mortgage Authority, the Community Preservation Corporation and Neighborhood Housing Services. Various programs sponsored by these groups provide low and moderate income households with fixed-rate mortgage loans which are generally below prevailing fixed market rates and which allow below-market down payments for the construction of affordable rental housing. (See "-Loan Originations, Purchases, Sales and Servicing").

     COMMERCIAL BUSINESS LENDING ACTIVITIES. Part of the Company's strategy to shift its portfolio mix is expanding its commercial business loan portfolio. The Company makes commercial business loans directly to businesses located primarily in its market area and targets small- and medium-sized businesses with annual revenue up to $125.0 million. Commercial business loans are obtained primarily from existing customers, branch referrals, accountants, attorneys and direct inquiries. As of December 31, 2003, commercial business loans totaled $606.2 million, or 9.8%, of the Company's total loan portfolio. The Company originated $289.9 million of commercial business loans for portfolio during the year ended December 31, 2003 compared to $406.2 million for the year ended December 31, 2002. As a result of our customers' view of the current economic environment, the Company has experienced a slowdown in commercial business loan activity in the current year.

     Commercial business loans originated by the Company generally range in amount from $50,000 to $5.0 million and have an average loan size of approximately $400,000. These loans include lines of credit, revolving credit and term loans. The loans generally range from one year to ten years and include floating, fixed and adjustable rates. Such loans are generally secured by real estate, receivables, inventory, equipment, machinery and vehicles and are further enhanced by the personal guarantees of the principals of the borrower. The Company's current lending policy for loans originated for portfolio and for sale requires that loans in excess of $2.0 million be approved by two non-officer directors of the Credit Committee of the Board of Directors. Although commercial business loans generally are considered to involve greater credit risk, and generally a corresponding higher yield, than certain other types of loans, management intends to continue emphasizing the origination of commercial business loans to small- and medium-sized businesses in its market area.

     Included in commercial business loans are small business lending activities. Small business lending activities are targeted to customers within the Company's market area with over $50,000 in annual sales. The Company offers various products to small business customers in its market area which include
(i) originating secured loans for its own portfolio, (ii) originating secured loans in amounts up to $2.0 million using the Company's underwriting standards and guidelines from the Small Business Administration ("SBA"), and selling, at a gain, the guaranteed portion (75%) of each loan, with servicing retained, and
(iii) offering access to unsecured lines of credit up to $100,000 through its private label program with Wells Fargo. (See "-Loan Origination, Purchases, Sales and Servicing"). The Company originated and sold $4.1 million of SBA loans during the year ended December 31, 2003. The Company offers these activities to better serve its small business customers as well as a means of increasing non-interest income.

     MORTGAGE WAREHOUSE LINES OF CREDIT. Mortgage warehouse lines of credit are revolving lines of credit to small- and medium-sized mortgage-banking companies at interest rates indexed at a spread to the prime rate. The lines are drawn upon by such companies to fund the origination of mortgages, primarily one-to-four family loans, where the amount of the draw is generally no higher than 99% of the loan amount, which, in turn, in most cases, is no higher than 80% of the appraised value of the property. In most cases, where the amount of the draw is in excess of 80%, the mortgage is covered by private mortgage insurance or government insurance through the FHA. In substantially all cases, prior to funding the advance, the mortgage banker has received an approved commitment for the sale of the loan, which in turn reduces credit exposure associated with the line. The lines are repaid upon completion of the sale of the mortgage loan to third parties, which usually occurs within 90 days of origination of the loan. During the period between the origination and sale of the loan, the Company maintains possession of the original mortgage note. These loans are of short duration and are made to customers located primarily in New Jersey and surrounding states whose primary business is mortgage refinancing. In the event of rising interest rates, the utilization of these lines of credit would be substantially reduced and replaced only to the extent of strength in the general housing market.

     Mortgage warehouse lines of credits to bankers generally range in amount from $1.0 million to $35.0 million, and have an average size of approximately $11.7 million. The Company establishes limits on mortgage warehouse lines of credit using its normal underwriting standards. The Company reviews credit history, business experience, process controls and procedures and requires personal guarantees of the principals of the borrower.

     As of December 31, 2003, advances under mortgage warehouse lines of credit totaled $527.3 million, or 8.5% of the Company's total loan portfolio compared to $692.4 million at December 31, 2002. During 2003, advances on mortgage warehouse lines of credit totaled $10.29 billion and repayments totaled $10.53 billion. Unused mortgage warehouse lines of credit totaled $952.6 million at December 31, 2003. Utilization of the borrowers lines of credit approximated 36% and 77% of the total line approved at December 31, 2003 and December 31, 2002, respectively.

     CONSUMER LENDING ACTIVITIES. The Company offers a variety of consumer loans including home equity loans and lines of credit, automobile loans and passbook loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At December 31, 2003, $324.5 million or 5.3% of the Company's total loan portfolio was comprised of consumer loans.

     The largest component of the Company's consumer loan portfolio is home equity loans and lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower's primary or secondary residence. The loans are underwritten in a manner such that they result in a risk of loss which is similar to that of single-family residential mortgage loans. The Company's home equity lines of credit have interest rates that adjust or float based on the prime rate, have loan-to-value ratios of 80% or less, and are generally for amounts of less than $100,000. The loan repayment is generally based on a 15 year term consisting of principal amortization plus accrued interest. At December 31, 2003, home equity loans and lines of credit amounted to $297.0 million, or 4.8%, of the Company's total loan portfolio. The Company had an additional $106.7 million of unused commitments pursuant to such equity lines of credit at December 31, 2003.

     The second largest component of the Company's consumer loan portfolio at December 31, 2003 was passbook loans which totaled $9.3 million and are secured by the borrowers' deposits at the Bank. At December 31, 2003, the remaining $18.2 million of the Company's consumer loan portfolio was comprised primarily of miscellaneous unsecured loans.

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

     With certain limited exceptions, the Company's credit administration policy limits the amount of credit related to mortgage loans and commercial loans that can be extended to any one borrower to $20.0 million, substantially less than the limits imposed by applicable law and regulation. With certain exceptions, the Company's policy also limits the amount of commercial business or commercial real estate loans that can be extended to any affiliated borrowing group to $40.0 million. Exceptions to the above policy limits must have the approval of the Chief Executive Officer, Chief Credit Officer and two members of the Credit Committee of the Board of Directors. With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would exceed (i) 15% of the Bank's net worth if the loan is unsecured, or (ii) 25% of net worth if the loan is secured. Pursuant to such provisions, the Company could lend at December 31, 2003 up to $227.9 million to any one borrower and related entities. At December 31, 2003, the outstanding aggregate loan balance to the Company's largest lending relationship was $66.4 million.

     Appraisals for multi-family residential and commercial real estate loans are generally conducted either by licensed and certified internal appraisers or qualified external appraisers. In addition, the Company generally internally reviews all appraisals conducted by independent appraisers on multi-family residential and commercial real estate properties.

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

     The Company's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2003, the Company had $10.3 million of net deferred loan fees.

ASSET QUALITY

     The Company generally places loans on non-accrual status when principal or interest payments become 90 days past due, except those loans reported as 90 days past maturity within the overall total of non-performing loans. However, FHA or VA loans continue to accrue interest because their interest payments are guaranteed by various government programs and agencies. Loans may be placed on non-accrual status earlier if management believes that collection of interest or principal is doubtful or when such loans have such well defined weaknesses that collection in full of principal or interest may not be probable. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

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

     DELINQUENT LOANS. The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                AT DECEMBER 31, 2003                          At December 31, 2002
                                     -------------------------------------------   -------------------------------------------
                                          60-89 DAYS          90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                     --------------------   --------------------   --------------------   --------------------
                                                PRINCIPAL              PRINCIPAL              PRINCIPAL              PRINCIPAL
                                      NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE     NUMBER     BALANCE
(DOLLARS IN THOUSANDS)               OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS
------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
  Single-family residential and
    cooperative apartment..........     18       $ 1,217       20       $ 1,526       24       $ 1,440       40       $ 3,041
  Multi-family residential.........      3           897        7         1,131        4           427        7         1,136
  Commercial real estate...........      2        14,400       19        20,061        3         1,797       14        11,738
Commercial business loans..........      2           285       45        12,244       13        14,858       42        22,495
Consumer and other loans(1)........     34           138       42           880       45           263       71           720
                                        --       -------      ---       -------       --       -------      ---       -------
Total..............................     59       $16,937      133       $35,842       89       $18,785      174       $39,130
                                        ==       =======      ===       =======       ==       =======      ===       =======
Delinquent loans to total
  loans(2).........................                 0.27%                  0.58%                  0.32%                  0.67%
                                                 =======                =======                =======                =======

                                                At December 31, 2001
                                     -------------------------------------------
                                          60-89 DAYS          90 DAYS OR MORE
                                     --------------------   --------------------
                                                PRINCIPAL              PRINCIPAL
                                      NUMBER     BALANCE     NUMBER     BALANCE
(DOLLARS IN THOUSANDS)               OF LOANS   OF LOANS    OF LOANS   OF LOANS
-----------------------------------  -------------------------------------------
Mortgage loans:
  Single-family residential and
    cooperative apartment..........     22       $  856        70       $ 4,172
  Multi-family residential.........      3          511         5         2,312
  Commercial real estate...........      4        1,491        13         6,780
Commercial business loans..........      3        3,998        41        13,313
Consumer and other loans(1)........     53          502        77         1,355
                                       ---       ------       ---       -------
Total..............................     85       $7,358       206       $27,932
                                       ===       ======       ===       =======
Delinquent loans to total
  loans(2).........................                0.13%                   0.48%
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

                                                     At December 31,           At March 31,
                                               ---------------------------   -----------------
(Dollars in Thousands)                          2003      2002      2001      2001      2000
----------------------------------------------------------------------------------------------
Non-accrual loans:
  Mortgage loans:
     Single-family residential and
       cooperative apartment.................  $ 1,526   $ 3,041   $ 4,172   $ 5,246   $ 3,955
     Multi-family residential................    1,131     1,136     2,312       524     1,128
     Commercial real estate..................   20,061    11,738     6,780     3,477     3,281
  Commercial business loans..................   12,244    22,495    13,313     6,795     3,821
  Other loans(1).............................      840       568     1,225     1,534        33
                                               -------   -------   -------   -------   -------
       Total non-accrual loans...............   35,802    38,978    27,802    17,576    12,218
                                               -------   -------   -------   -------   -------
Loans past due 90 days or more as to:
  Interest and accruing......................       40       152       130       322     2,616
  Principal and accruing(2)..................      742     2,482    18,089    17,750    11,516
                                               -------   -------   -------   -------   -------
     Total past due accruing loans...........      782     2,634    18,219    18,072    14,132
                                               -------   -------   -------   -------   -------
Total non-performing loans...................   36,584    41,612    46,021    35,648    26,350
                                               -------   -------   -------   -------   -------
Other real estate owned, net(3)..............       15         7       130       235        68
                                               -------   -------   -------   -------   -------
Total non-performing assets(4)...............  $36,599   $41,619   $46,151   $35,883   $26,418
                                               =======   =======   =======   =======   =======
Restructured loans...........................  $ 4,345   $ 4,674   $ 4,717   $   888   $   897
                                               =======   =======   =======   =======   =======
Non-performing loans as a percent of total
  loans......................................     0.59%     0.72%     0.78%     0.68%     0.53%
Non-performing assets as a percent of total
  assets.....................................     0.38%     0.52%     0.61%     0.51%     0.40%
Allowance for loan losses as a percent of
  total loans................................     1.29%     1.38%     1.33%     1.36%     1.42%
Allowance for loan losses as a percent of
  non-performing loans.......................   217.32%   193.57%   170.01%   201.18%   266.74%

---------------

(1) Consists primarily of home equity loans and lines of credit and FHA home improvement loans.

(2) Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3) Net of related valuation allowances.

(4) Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

     Non-performing assets decreased 12.1% to $36.6 million at December 31, 2003, compared to $41.6 million at December 31, 2002. The decrease of $5.0 million primarily reflects a $3.2 million decrease in non-accrual loans and a $1.7 million decrease in loans past due 90 days or more as to principal but still accruing, which loans continued to make payments on a basis consistent with the original repayment schedule. The decrease in non-accrual loans was primarily due to decreases of $10.3 million in non-accrual commercial business loans and $1.5 million in non-accrual single-family residential and cooperative apartment loans, partially offset by an increase of $8.3 million in non-accrual commercial real estate loans.

     Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $0.7 million at December 31, 2003. These loans decreased by $1.7 million during 2003 and the Company is continuing its efforts to have the remaining borrowers refinance or extend the term of such loans.

     The interest income that would have been recorded during the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001 if all of the Bank's non-accrual loans at the end of each such period had been current in accordance with their terms during such periods was $1.1 million, $1.3 million and $1.0 million, respectively.

     A New York-chartered savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department ("Department"), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although the Company believes that its allowance for loan losses was at a level to cover all known and inherent losses in its loan portfolio at December 31, 2003 that were both probable and reasonable to estimate, there can be no assurance that the regulators, in reviewing the Company's loan portfolio, will not request the Company to materially adjust its allowance for possible loan losses, thereby affecting the Company's financial condition and results of operations at the date and for the period during which such adjustment must be recognized.

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

     The Company's senior management reviews and classifies loans continually and reports the results of its reviews to the Board of Directors on a monthly basis. At December 31, 2003, the Company had classified an aggregate of $107.4 million of assets (a portion of which consisted of non-accrual loans). In addition, at such date the Company had

$73.1 million of assets that were designated by the Company as special mention.

     ALLOWANCE FOR LOAN LOSSES. The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. In assessing the level of the allowance for loan losses, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company's loan portfolio.

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

     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The measurement value of the Company's impaired loans is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market prices of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company identifies and measures impaired loans in conjunction with its assessment of the level of the allowance for loan losses. Specific factors used in the identification of impaired loans include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage. Impaired loans totaled $30.5 million at December 31, 2003 with a related allowance allocated of $1.4 million applicable to $30.5 million of such loans.

     The Company's allowance for loan losses amounted to $79.5 million at December 31, 2003 as compared to $80.5 million at December 31, 2002. The Company's allowance amounted to 1.29% of total loans at December 31, 2003 and 1.38% at December 31, 2002. The allowance for loan losses as a percent of non-performing loans was 217.3% at December 31, 2003 compared to 193.6% at December 31, 2002.

     The Company's allowance for loan losses decreased $1.0 million from December 31, 2002 to December 31, 2003 due to provisions totaling $3.5 million and charge-offs, net of recoveries, of $4.5 million. The provision recorded reflected the Company's decrease in non-accrual loans, classified loans and in delinquencies and charge-offs, the continued emphasis on commercial real estate and business loan originations as well as the recognition of current economic conditions. Included in the $3.5 million provision were adjustments to the allowance for loan losses by loan category to reflect changes in the Company's loan mix and risk characteristics.

     The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company's allowance for loan losses at December 31, 2003 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

     The following table sets forth the activity in the Company's allowance for loan losses during the periods indicated.

                                                                          Nine Months
                                                        YEAR ENDED           Ended          Year Ended
                                                       DECEMBER 31,      December 31,        March 31,
                                                     -----------------   -------------   -----------------
(DOLLARS IN THOUSANDS)                                2003      2002         2001         2001      2000
----------------------------------------------------------------------------------------------------------
Allowance at beginning of period...................  $80,547   $78,239      $71,716      $70,286   $46,823
Allowances of acquired institutions(1).............       --        --           --           --     9,452
Provision:
  Mortgage loans...................................    2,300     3,733        4,200          625     7,648
  Commercial business and other loans(2)...........    1,200     4,267        3,675          767     2,169
                                                     -------   -------      -------      -------   -------
  Total provision..................................    3,500     8,000        7,875        1,392     9,817
                                                     -------   -------      -------      -------   -------
Charge-offs:
  Mortgage loans...................................    6,202     1,159          850          120        40
  Commercial business and other loans(2)...........    1,179     7,202        1,756        2,489       199
                                                     -------   -------      -------      -------   -------
  Total charge-offs................................    7,381     8,361        2,606        2,609       239
                                                     -------   -------      -------      -------   -------
Recoveries:
  Mortgage loans...................................      364     1,170           83        1,071     1,020
  Commercial business and other loans(2)...........    2,473     1,499        1,171        1,576     3,413
                                                     -------   -------      -------      -------   -------
  Total recoveries.................................    2,837     2,669        1,254        2,647     4,433
                                                     -------   -------      -------      -------   -------
Net loans (charged-off)/recovered..................   (4,544)   (5,692)      (1,352)          38     4,194
                                                     -------   -------      -------      -------   -------
Allowance at end of period.........................  $79,503   $80,547      $78,239      $71,716   $70,286
                                                     =======   =======      =======      =======   =======
Net loans charged off to allowance for loan
  losses...........................................     5.72%     7.07%        1.73%         N/A       N/A
Allowance for possible loan losses as a percent of
  total loans......................................     1.29%     1.38%        1.33%        1.36%     1.42%
Allowance for possible loan losses as a percent of
  total non-performing loans(3)....................   217.32%   193.57%      170.01%      201.18%   266.74%

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

                                                    AT DECEMBER 31,                                     At March 31,
                        ------------------------------------------------------------------------   ----------------------
                                 2003                     2002                     2001                     2001
                        ----------------------   ----------------------   ----------------------   ----------------------
                        AMOUNT OF                Amount of                Amount of                Amount of
(DOLLARS IN THOUSANDS)  ALLOWANCE   PERCENT(1)   ALLOWANCE   PERCENT(1)   ALLOWANCE   PERCENT(1)   ALLOWANCE   PERCENT(1)
-------------------------------------------------------------------------------------------------------------------------
Mortgage Loans.......    $56,549       76.4%      $52,087       73.9%      $53,094       78.1%      $56,769       84.9%
Commercial Business
  Loans..............     16,974        9.8        22,927       10.3        18,595       11.3         8,899        8.3
Mortgage Warehouse
  Lines of Credit....      4,016        8.5         3,516       11.9         4,349        7.6         2,600        3.9
Other Loans(2).......      1,964        5.3         2,017        3.9         2,201        3.0         3,448        2.9
                         -------      -----       -------      -----       -------      -----       -------      -----
Total................    $79,503      100.0%      $80,547      100.0%      $78,239      100.0%      $71,716      100.0%
                         =======      =====       =======      =====       =======      =====       =======      =====

                             At March 31,
                        ----------------------
                                 2000
                        ----------------------
                        Amount of
(DOLLARS IN THOUSANDS)  ALLOWANCE   PERCENT(1)
----------------------  ----------------------
Mortgage Loans.......    $54,743       90.0%
Commercial Business
  Loans..............      6,729        5.1
Mortgage Warehouse
  Lines of Credit....         --        1.0
Other Loans(2).......      8,814        3.9
                         -------      -----
Total................    $70,286      100.0%
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

INVESTMENT ACTIVITIES

     INVESTMENT POLICIES. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company's investment and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company's goals with respect to interest rate risk management. The Company's current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment-grade corporate and trust obligations, preferred securities, various types of mortgage-related securities, including collateralized mortgage obligations ("CMOs"), commercial paper and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At December 31, 2003, these equity investments totaled $87.8 million. See "- Regulation-Activities and Investments of FDIC-Insured State-Chartered Banks".

     The Company has the ability to enter into various derivative contracts for hedging purposes to facilitate its ongoing asset/liability management process. The Company's hedging activities are limited to interest rate swaps, caps and floors with outstanding notional amounts not to exceed in the aggregate 10% of total assets. The objective of any hedging activities is to reduce the Company's interest rate risk. Similarly, the Company does not invest in mortgage-related securities which are deemed by rating agencies to be "high risk," or purchase bonds which are not rated investment grade.

     During 2002, the Company, entered into $200.0 million of forward starting interest rate swap agreements as part of its interest rate risk management process to change the repricing characteristics of certain variable-rate borrowings. These agreements qualified as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company expected to draw down during 2003 to replace existing FHLB borrowings that were maturing during 2003. During the third quarter of 2003, the $200.0 million of interest rate swap agreements were cancelled as the Company drew down $200.0 million of fixed-rate FHLB borrowings resulting in a loss of $3.5 million. The $3.5 million was paid to the counterparty and is being amortized into interest expense as a yield adjustment over five years, which is the period in which the related interest on the variable rate borrowings effects earnings. The amount of the yield adjustment was $0.3 million during the year ended December 31, 2003. There were no interest rate swap agreements outstanding as of December 31, 2003. See Note 19 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     MORTGAGE-RELATED SECURITIES. Mortgage-related securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Fannie Mae and the Government National Mortgage Association ("GNMA"). The Company primarily invests in CMO private issuances, which are principally AAA rated and are current pay sequentials or planned amortization class structures and CMOs backed by U.S. Government agency securities.

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

     Freddie Mac is a publicly traded corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the United States, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by GNMA and backed by the full faith and credit of the U.S. Government. Because Freddie Mac, Fannie Mae and GNMA were established to provide support for low-and middle-income housing, there are limits to the maximum size of one-to-four family loans that qualify for these programs.

     At December 31, 2003, the Company's $2.21 billion of mortgage-related securities, which represented 23.2% of the Company's total assets at such date, were comprised of $1.93 billion of AAA rated CMOs and $117.6 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA ("Agency CMOs") and $161.2 million of pass through certificates, which were also issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The portfolio increased by $1.17 billion during the year ended December 31, 2003 primarily due to $2.82 billion of purchases partially offset by proceeds totaling approximately $1.63 billion received from normal and accelerated principal repayments. The purchases during the year ended December 31, 2003 consisted of $2.57 billion of AAA rated CMOs with an average yield of 4.89% and $251.9 million of Agency CMOs with a weighted average yield of 4.76%.

     At December 31, 2003, the contractual maturity of approximately 93.2% of the Company's mortgage-related securities was in excess of ten years. The actual maturity of a mortgage-related security is generally less than its stated maturity due to repayments of the underlying mortgages. Prepayments at a rate different than that anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles used in the United States ("GAAP"), premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly effect the yield of mortgage-related securities, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in the acceleration of any unamortized premium. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. The Company experienced this condition during the past twelve months as mortgage rates declined and repayments, prepayments and maturities increased significantly to $1.63 billion for the year ended December 31, 2003 compared to $940.2 million for the year ended December 31, 2002. As a result, the Company also experienced a corresponding acceleration in the amortization of premium to $26.2 million for the year ended December 31, 2003 compared to $5.6 million for the year ended December 31, 2002. Under those circumstances, the Company may be subject to reinvestment risk to the extent that the Company's mortgage-related securities amortize or repay faster than anticipated and the Company is not able to reinvest the proceeds of such repayments and prepayments at comparable rates.

     The following table sets forth the activity in the Company's mortgage-related securities portfolio during the periods indicated, all of which are available-for-sale.

                                                                                     Nine Months
                                                                                        Ended
                                                         YEAR ENDED DECEMBER 31,    December 31,
                                                         ------------------------   -------------
(IN THOUSANDS)                                              2003          2002          2001
-------------------------------------------------------------------------------------------------
Mortgage-related securities at beginning of period.....  $ 1,038,742   $  902,191     $ 720,549
Purchases..............................................    2,823,123    1,099,160       433,944
Sales..................................................           --      (14,748)      (40,248)
Repayments, prepayments and maturities.................   (1,627,540)    (940,246)     (221,413)
Amortization of premiums...............................      (26,216)      (5,592)         (665)
Accretion of discounts.................................        2,002        1,271           439
Unrealized gains (losses) on available-for-sale
  mortgage-related securities..........................        1,644       (3,294)        9,585
                                                         -----------   ----------     ---------
Mortgage-related securities at end of period...........  $ 2,211,755   $1,038,742     $ 902,191
                                                         ===========   ==========     =========

     INVESTMENT SECURITIES. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, preferred securities, mutual funds, equity securities and corporate and trust obligations. The Company's investment securities portfolio increased $72.0 million to $296.9 million at December 31, 2003 compared to $224.9 million at December 31, 2002. The increase was due to purchases of $225.2 million consisting in large part of preferred securities and securities issued by federal agencies, which purchases were partially offset by the proceeds received from maturities and repayments of $101.5 million and from sales of $48.4 million of securities. The sales consisted of $30.0 million of corporate bonds, with a weighted average yield of 4.70% at a $0.4 million gain and $18.4 million of preferred securities, with a weighted average yield of 4.72% at a $0.1 million gain.

     The following table sets forth the activity in the Company's investment securities portfolio, all of which are available-for-sale, during the periods indicated.

                                                                                      Nine Months
                                                                                         Ended
                                                        YEAR ENDED DECEMBER 31,      December 31,
                                                        ------------------------     -------------
(IN THOUSANDS)                                             2003          2002            2001
--------------------------------------------------------------------------------------------------
Investment securities at beginning of period..........  $ 224,908      $125,803        $ 201,198
Purchases.............................................    225,240       226,071          289,355
Sales.................................................    (48,410)(1)   (90,334)(1)     (319,201)(1)
Maturities and repayments.............................   (101,535)      (38,104)         (51,332)
Amortization of premium...............................       (223)          (70)             (47)
Accretion of discounts................................        128            89              136
Unrealized gains on available-for-sale investment
  securities..........................................     (3,163)        1,453            5,694
                                                        ---------      --------        ---------
Investment securities at end of period................  $ 296,945      $224,908        $ 125,803
                                                        =========      ========        =========

---------------

(1) The Company recognized a net gain of $0.5 million, $0.6 million and $2.8 million on the sale of investment securities during the years ended December 31, 2003, December 31, 2002 and the nine months ended December 31, 2001, respectively.

     The following table sets forth information regarding the amortized cost and fair value of the Company's investment and mortgage-related securities at the dates indicated.

                                                                AT DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                           2003                      2002                      2001
                                  -----------------------   -----------------------   -----------------------
                                  AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
(IN THOUSANDS)                       COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE
-------------------------------------------------------------------------------------------------------------
Available-for-sale:
  Investment securities:
    U.S. Government and
      agencies..................  $   15,549   $   15,585   $   14,578   $   14,634   $   27,617   $   27,620
    Corporate...................     119,013      119,575      154,680      155,292           --           --
    Municipal...................       4,282        4,590        5,413        5,735        4,904        5,017
    Equity Securities:
      Preferred.................     158,462      155,869       47,435       48,084       91,365       91,322
      Common....................         386        1,326          386        1,163          953        1,844
                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total investment
         securities.............     297,692      296,945      222,492      224,908      124,839      125,803
                                  ----------   ----------   ----------   ----------   ----------   ----------
  Mortgage-related securities:
    Fannie Mae..................     142,956      146,177      274,911      278,516       19,417       19,519
    GNMA........................       8,981        9,655       14,807       15,931       21,170       22,387
    Freddie Mac.................       5,140        5,411        8,422        8,899       10,694       10,776
    CMOs........................   2,043,558    2,050,512      731,126      735,396      838,142      849,509
                                  ----------   ----------   ----------   ----------   ----------   ----------
    Total mortgage-related
      securities................   2,200,635    2,211,755    1,029,266    1,038,742      889,423      902,191
                                  ----------   ----------   ----------   ----------   ----------   ----------
Total securities
  available-for-sale............  $2,498,327   $2,508,700   $1,251,758   $1,263,650   $1,014,262   $1,027,994
                                  ==========   ==========   ==========   ==========   ==========   ==========

     The following table sets forth certain information regarding the contractual maturities of the Company's investment and mortgage-related securities at December 31, 2003, all of which were classified as available-for-sale.

                                                          AT DECEMBER 31, 2003, CONTRACTUALLY MATURING
                                -------------------------------------------------------------------------------------------------
                                          WEIGHTED             WEIGHTED             WEIGHTED                WEIGHTED
                                UNDER 1   AVERAGE      1-5     AVERAGE     6-10     AVERAGE     OVER 10     AVERAGE
(DOLLARS IN THOUSANDS)           YEAR      YIELD      YEARS     YIELD      YEARS     YIELD       YEARS       YIELD       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Investment securities:
  U.S. Government and
    agencies..................  $12,936     1.73%    $ 2,649     1.92%    $    --       --%    $       --       --%    $   15,585
  Corporate...................   10,094     4.09      12,421     7.47      13,107     6.39         83,953     3.41        119,575
  Municipal...................    2,451     3.00         184     7.29       1,955     7.35             --       --          4,590
Mortgage-related securities:
  Fannie Mae..................       --       --       3,574     7.15      63,095     6.48         79,508     6.47        146,177
  GNMA........................       --       --       1,022     7.96       1,167     8.96          7,466     7.66          9,655
  Freddie Mac.................       19     9.04         222     7.41         121     7.78          5,049     5.68          5,411
  CMOs........................   17,039     1.58      64,178     5.22          --       --      1,969,295     4.67      2,050,512
                                -------              -------              -------              ----------              ----------
    Total.....................  $42,539     2.31%    $84,250     5.57%    $79,445     6.52%    $2,145,271     4.70%    $2,351,505
                                =======     ====     =======     ====     =======     ====     ==========     ====     ==========

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

     DEPOSITS. The Company's product line is structured to attract both consumer and business prospects. The current product line includes negotiable order of withdrawal ("NOW") accounts (including the "Active Management" NOW accounts), money market accounts, non-interest-bearing checking accounts, passbook and statement savings accounts, business checking accounts, cash management services, New Jersey municipal deposits, Interest on Lawyers Trust Accounts ("IOLTA"), Interest on Lawyers Accounts ("IOLA") and term certificate accounts.

     During 2002, the Company's product line was expanded to attract middle market business and larger corporate customers by offering a full suite of non-credit cash management services. The current product line includes lockbox services, sweep accounts, automated clearing house (ACH) services, account reconciliation services, escrow services, zero balance accounts, cash concentration, wire transfer services, and a cash management suite of services business customers can access via the internet. Business customers benefit from these services through reduced operational costs, accelerated funds availability, and increased interest income. The primary goal in development of these services was to increase core deposits from business customers by offering additional products and services where fees are offset with compensating balances on deposit. Accounting for these service dollars and compensating balances are calculated through the Company's account analysis system, which provides its customers with earnings credits applied against equivalent balances for services.

     Development of these products and services was designed to penetrate new markets by obtaining larger deposit relationships from business customers as well as offering borrowing customers additional business banking products in order to increase their deposit relationships. Approximately 974 business customers are using some form of cash management services as of December 31, 2003.

     The Company's deposits are obtained primarily from the areas in which its branch offices are located. The Company neither pays fees to brokers to solicit funds for deposit nor does it actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more. However, the Company has the authority under its Board-approved funds management policies to solicit such large certificates of deposit as an alternative funding source.

     The Company attracts deposits through a network of convenient office locations offering a variety of accounts and services, competitive interest rates and convenient customer hours. The Company's branch network consists of 85 branch offices. During the year ended December 31, 2003 the Company opened ten branches: six in Manhattan, New York, two in Queens, New York, one in Union County, New Jersey and one in Essex County, New Jersey. In addition, the Company opened one branch facility in Maryland as a result of the expansion of the Company's commercial real estate lending activities to the Baltimore-Washington area. The Company currently expects to expand its branch network through the opening of approximately seven additional branch offices over the next twelve months. During the first quarter of 2004 the Company opened one branch in Manhattan, New York.

     During 2002, the Company also expanded its retail banking services to include a private banking/wealth management group. This group was added to broaden and diversify the Company's customer base and offers personalized and specialized services, including a carefully selected range of managed investment alternatives through third parties, to meet the needs of the Company's clients. As of December 31, 2003, the private banking/wealth management group had $131.0 million in deposits all of which were core deposits. As of December 31, 2002, the private banking/wealth management group had $61.2 million in deposits of which $55.8 million or 91% were core deposits. In addition, this group generated $29.0 million and $24.2 million of primarily multi-family and commercial business loans during the years ended December 31, 2003 and December 31, 2002, respectively.

     In addition to its branch network, the Company currently maintains 115 ATMs in or at its branch offices and 25 ATMs at remote sites. The Company currently plans to install 12 additional ATMs in its offices and four ATMs at remote sites by the end of calendar 2004.

     Supplementing the Company's branch and ATM network, are its Call Center, the Interactive Voice Response unit and its Internet Banking services. On an average monthly basis, the Company's call center responds and processes over 42,000 customer transactional requests and informational inquiries. The Call Center also provides account-opening services and can accept loan applications related to the Company's consumer loan product line. The Interactive Voice Response unit provides automated voice and touch-tone information to nearly 200,000 telephoned inquiries per month. The Company's Internet Banking site currently has approximately 50,000 users and provides a wide range of product and account information to both existing and new customers. Services on this site include account-opening capabilities, consumer loan applications, on-line bill paying and other products and services.

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

     The Company's focus on customer service has facilitated its growth and retention of lower-costing NOW accounts, money market accounts, non-interest bearing checking accounts, business checking accounts and savings accounts, which generally bear interest rates substantially less than certificates of deposit. At December 31, 2003, these types of deposits amounted to $3.93 billion or 74.0% of the Company's total deposits. During the year ended December 31, 2003, the weighted average rate paid on the Company's deposits, excluding certificates of deposit was 0.53%, as compared to a weighted average rate of 2.25% paid on the Company's certificates of deposit during this period. At December 31, 2003, approximately 79.3% of the Company's certificate of deposit portfolio was scheduled to mature within one year, reflecting customer preference to maintain their deposits with relatively short terms during the current economic environment.

     The Company's deposits increased $364.0 million or 7.4% to $5.30 billion at December 31, 2003 from $4.94 billion at December 31, 2002 as a result of deposit inflows of $310.8 million combined with interest credited of $53.2 million. For further information regarding the Company's deposit liabilities see Note 11 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     The following table sets forth the activity in the Company's deposits during the periods indicated.

                                                                                       Nine Months
                                                          YEAR ENDED     Year Ended       Ended
                                                         DECEMBER 31,   December 31,   December 31,
(IN THOUSANDS)                                               2003           2002           2001
---------------------------------------------------------------------------------------------------
Deposits at beginning of period........................   $4,940,060     $4,794,775     $4,666,057
Other net increase before interest credited............      310,780         63,648         19,293
Interest credited......................................       53,257         81,637        109,425
                                                          ----------     ----------     ----------
Net increase in deposits...............................      364,037        145,285        128,718
                                                          ----------     ----------     ----------
Deposits at end of period..............................   $5,304,097     $4,940,060     $4,794,775
                                                          ==========     ==========     ==========

     The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

                                                                     At December 31,
                                                          --------------------------------------
(IN THOUSANDS)                                               2003         2002          2001
------------------------------------------------------------------------------------------------
0.01% to 1.49%..........................................  $  784,734   $  381,635    $       --
1.50% to 1.99%..........................................      51,754      612,088            --
2.00% to 2.99%..........................................      84,664       71,626       681,896
3.00% to 3.99%..........................................     252,363      253,431       643,879
4.00% to 4.99%..........................................      78,809       97,350       209,596
5.00% to 5.99%..........................................     105,348      144,224       248,040
6.00% to 6.99%..........................................      19,281       25,648        66,192
7.00% to 8.99%..........................................       1,949        3,250         4,034
                                                          ----------   ----------    ----------
                                                          $1,378,902   $1,589,252    $1,853,637
                                                          ==========   ==========    ==========

     The following table sets forth the amount and remaining contractual maturities of the Company's certificates of deposit at December 31, 2003.

                                         OVER SIX    OVER ONE     OVER TWO
                               SIX        MONTHS       YEAR         YEARS        OVER
                              MONTHS     THROUGH      THROUGH      THROUGH      THREE
(IN THOUSANDS)               OR LESS     ONE YEAR    TWO YEARS   THREE YEARS    YEARS       TOTAL
----------------------------------------------------------------------------------------------------
0.01% to 1.49%.............  $577,660    $185,321     $21,663      $    72     $     18   $  784,734
1.50% to 1.99%.............    23,968       8,885      14,400        4,481           20       51,754
2.00% to 2.99%.............    19,252      18,755      13,062       10,259       23,336       84,664
3.00% to 3.99%.............   119,236      75,717       3,944        3,128       50,338      252,363
4.00% to 4.99%.............    12,392      24,277       1,125       12,821       28,194       78,809
5.00% to 5.99%.............    14,948       9,265       8,684       20,139       52,312      105,348
6.00% to 6.99%.............       223       1,193      12,587        5,254           24       19,281
7.00% to 8.99%.............     1,284         456         209           --           --        1,949
                             --------    --------     -------      -------     --------   ----------
Total......................  $768,963    $323,869     $75,674      $56,154     $154,242   $1,378,902
                             ========    ========     =======      =======     ========   ==========

     As of December 31, 2003, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $281.4 million. The following table presents the maturity of these certificates of deposit at such date.

(IN THOUSANDS)                       AMOUNT
-----------------------------------------------
3 months or less..............      $ 66,848
Over 3 months through 6
  months......................        64,487
Over 6 months through 12
  months......................        60,498
Over 12 months................        89,517
                                    --------
                                    $281,350
                                    ========

     BORROWINGS. The Company may obtain advances from the FHLB of New York based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts, to fund increased lending or for investment purchases. The Company had $1.05 billion of FHLB advances outstanding at December 31, 2003 with maturities of nine years or less with the majority having a maturity of less than five years. At December 31, 2003 the Company had the ability to borrow, from the FHLB, an additional $266.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral. Another funding source available to the Company is repurchase agreements with the FHLB and other counterparties. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At December 31, 2003, the Company had $1.87 billion of repurchase agreements outstanding with approximately 46.9% maturing within 90 days and the remainder maturing between four and nine years.

     During 2003, the Company borrowed $1.08 billion of short-term low costing floating-rate FHLB borrowings, investing the funds primarily in mortgage-backed securities with characteristics designed to minimize both interest rate risk and extension risk while maximizing yield. These short-term borrowings, which generally mature within 30 days, included $200.0 million of FHLB advances at a weighted average interest rate of 1.14% and $875.0 million of repurchase agreements at a weighted average interest rate of 1.15% at December 31, 2003. The maximum amount of short-term borrowings outstanding at any month end during the year ended December 31, 2003 was $200.0 million of FHLB advances and $875.0 million of repurchase agreements. The Company also replaced $200.0 million of borrowings at a weighted average interest rate of 5.77% with $200.0 million of fixed-rate five-year borrowings with a weighted average interest rate of 3.89% and borrowed $200.0 million of five-year borrowings with a weighted average interest rate of 2.41%. The Company paid-off $290.3 million of borrowings that matured during 2003 at a weighted average interest rate of 5.31%. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Business Strategy-Controlled Growth" set forth in Item 7 hereof and Note 12 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

EMPLOYEES

     The Company had 1,368 full-time employees and 283 part-time employees at December 31, 2003. None of these employees are represented by a collective bargaining agreement or agent and the Company considers its relationship with its employees to be good.

SUBSIDIARIES

     At December 31, 2003, the Holding Company's two active subsidiaries were the Bank and Mitchamm Corp. ("Mitchamm").

     MITCHAMM CORP. Mitchamm was established in September 1997 primarily to operate Mail Boxes Etc. ("MBE") franchises, which provide mail services, packaging and shipping services primarily to individuals and small businesses. Mitchamm had the area franchise for MBE in Brooklyn, Queens and Staten Island. During 2003, Mitchamm sold the MBE franchise for a gain of $0.3 million. Mitchamm currently operates one facility.

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

     The following are the subsidiaries of the Bank:

     INDEPENDENCE COMMUNITY INVESTMENT CORP. ("ICIC"). ICIC was established in December 1998, and is the Delaware-chartered holding company for Independence Community Realty Corp. ("ICRC") and the Renaissance Asset Corporation ("RAC"). On December 18, 1998 the Bank transferred 1,000 shares of ICRC's common stock, par value $.01 per share, and 9,889 shares of junior preferred stock, stated value $1,000 per share, to ICIC in return for all 1,000 shares of ICIC's common stock, par value $.01 per share. At December 31, 2003, ICIC held $119.6 million of securities available-for-sale and $230.6 million of cash and cash equivalents.

     INDEPENDENCE COMMUNITY REALTY CORP. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Bank transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC's common stock and all 10,000 shares of ICRC's 8% junior preferred stock. In January 1997, 111 officers and employees of the Bank each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At December 31, 2003, ICRC held $1.22 billion of loans and $808.9 million of short-term investments.

     RENAISSANCE ASSET CORPORATION. RAC, which was acquired from Broad, was established by Broad National Bank ("Broad National") in November 1997 as a New Jersey real estate investment trust. At December 31, 2003, RAC held $890.0 million of loans and $279.3 million of short-term investments. Effective January 1, 2003, RAC was merged into a newly formed Delaware corporation, also called Renaissance Asset Corporation, with the Delaware company being the surviving entity. Pursuant to the terms of the merger, each share of common and preferred stock of the New Jersey corporation was converted into an identical share of the Delaware corporation.

     INDEPENDENCE COMMUNITY INSURANCE AGENCY, INC. ("ICIA"). ICIA was established in 1984. ICIA was formed as a licensed life insurance agency to sell the products of the new mutual insurance company formed by the Savings Bank Life Insurance Department of New York.

     WILJO DEVELOPMENT CORP. ("WILJO"). The assets of Wiljo consist primarily of the office space in the building in which the Company's executive office is located and its limited partnership interest in the partnership which owns the remaining portion of the building. At December 31, 2003, Wiljo had total assets of $8.5 million and the Company's equity investment in Wiljo amounted to $7.7 million.

     BROAD NATIONAL REALTY CORP. ("BNRC"). BNRC was established by Broad National in July 1987. The assets of BNRC consist primarily of an office building located at 909 Broad Street, Newark, New Jersey. BNRC is also the holding company for BNB Horizons Inc. ("Horizon"). BNRC had total assets of $2.9 million at December 31, 2003.

     BROAD HORIZONS INC. Horizon was established by Broad National in May 1998 to manage vacant land located at 901 Broad Street, Newark, New Jersey. Horizon's assets totaled $217,000 at December 31, 2003.

     BNB INVESTMENT CORP. ("INVESTMENT CORP"). Investment Corp. was established by Broad National in February 1987 to hold various investment securities. Investment Corp. had total assets of $62.0 million at December 31, 2003.

     BRONATOREO, INC. ("BRONATOREO"). Bronatoreo was established by Broad National in August 1992 to maintain parking lots located behind 905 Broad Street, Newark, New Jersey. Bronatoreo had total assets of $1.9 million at December 31, 2003.

     STATEWIDE FINANCIAL SERVICES ("SFS"). SFS was established by Statewide Savings Bank, S.L.A. in July 1985 to sell annuity products. SFS is currently inactive with no assets.

     ICM CAPITAL L.L.C. ("ICMC"). ICMC was established in July 2003 to act as a mortgage lender and to participate in the Fannie Mae DUS program. ICMC is 66.67% owned by the Bank and 33.33% owned by Meridian Company. At December 31,

2003, ICMC assets totaled $8.2 million. See "Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing".

     INDEPENDENCE COMMUNITY COMMERCIAL REINVESTMENT CORP. ("ICCRC"). ICCRC was established in July 2003 to function as a qualified community development entity by serving or providing investment capital for low-income communities or low-income persons. ICCRC had no assets at December 31, 2003.

REGULATION

     Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE HOLDING COMPANY

     GENERAL. Upon consummation of the Conversion, the Holding Company became subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended ("HOLA"), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because the Bank made an election under Section 10(l) of HOLA to be treated as a "savings association" for purposes of Section 10(e) of HOLA. As a result, the Holding Company registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Department and the SEC. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. The Holding Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which applied to the OTS to become unitary savings and loan holding companies after May 4, 1999 will be restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, as discussed under '-Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-- Qualified Thrift Lender Test."

     The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution's disclosure of the customer's financial information to non-affiliated third parties. Such regulations became mandatory as of July 1, 2001.

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

     QUALIFIED THRIFT LENDER TEST. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and
(iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTIs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At December 31, 2003, approximately 89.1% of the Bank's assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2003, the Bank was in compliance with the above restrictions.

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

     The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier II) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2003, the Bank exceeded each of its capital requirements. See
Note 23 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

     Under New York Banking Law, the Department has the authority to maintain the power of state-chartered banks reciprocal with those of a national bank.

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

     Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank's tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of December 31, 2003, the book value of the Bank's investments under this exception was $87.8 million, which equaled 12.16% of its Tier I capital. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control.

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

     As December 31, 2003, the Bank had capital levels which qualified it as a "well-capitalized" institution. See Note 23 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     FDIC INSURANCE PREMIUMS. The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC but has deposit accounts insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases involving SAIF-insured deposits. Such SAIF-insured deposits amounted to $2.56 billion as of December 31, 2003. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order poses a serious threat to the FDIC.

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

     Beginning October 1, 1996, effective SAIF rates ranged from zero basis points to 27 basis points which was the same range of premiums as the BIF rates. From 1997 through 1999, almost all FDIC-insured institutions paid 6.4 basis points of their SAIF-assessable deposits and approximately 1.3 basis points of their BIF-assessable deposits to fund the Financing Corporation. Since January 1, 2000, all FDIC insured institutions are assessed the same rate for their BIF and SAIF assessable deposits to fund the Financing Corporation. Based upon the $3.29 billion of BIF-assessable deposits and $2.56 billion of SAIF-assessable deposits at December 31, 2003, the Bank expects to pay approximately $225,000 in insurance premiums per quarter during calendar 2004.

     BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had no brokered deposits outstanding at December 31, 2003.

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

     During 2003, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million. The Bank declared $75.0 million and funded $50.0 million during 2003 with the remaining $25.0 million to be funded in 2004. The Bank expects the remaining approved but undeclared $25.0 million dividend to be declared and funded during 2004. During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. In December 2000, the Bank requested and received approval of the distribution to the Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as of December 31, 2001, with the remainder distributed in 2002. The distributions were primarily used by the Company to fund the Company's open market stock repurchase programs, dividend payments and consideration paid in October 2002 to increase the Company's minority investment in Meridian Capital. See "Business-Lending Activities-Multi-Family Residential Lending".

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

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $2.72 billion of FHLB borrowings outstanding at December 31, 2003.

     As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At December 31, 2003, the Bank had approximately $135.8 million in FHLB stock, which resulted in its compliance with this requirement.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts and personal and business demand deposits) and non-personal time deposits. As of December 31, 2003, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill has designated consulting services as permitted or prohibited by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

     As a result of the Act, the SEC has promulgated numerous regulations implementing various provisions of the Act.

TAXATION

  FEDERAL TAXATION

     GENERAL. The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below.

     The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 1999.

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the Small Business Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated those thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

     At December 31, 2003, the Bank's total federal pre-1988 reserve was approximately $30.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.

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

  STATE AND LOCAL TAXATION

     NEW YORK STATE AND NEW YORK CITY TAXATION. The Company and certain eligible and qualified subsidiaries report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed in an amount equal to the greater of 9% of "entire net income" allocable to New York City or similar alternative taxable methods and rates as New York State.

     A Metropolitan Transportation Business Tax Surcharge on Corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2003, the surcharge rate is 20.4% of New York State franchise tax liability.

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

     If the Bank fails to meet certain thrift assets and definitional tests for New York State and New York City tax purposes, it would have to recapture into taxable income approximately $133.0 million of previously recognized bad debt deductions. As of December 31, 2003 no related deferred taxes have been recognized.

     NEW JERSEY STATE TAXATION. The Company and certain eligible and qualified subsidiaries report income on a separate company basis, as New Jersey Law does not permit consolidated return filing. The state of New Jersey imposes a tax on entire net income at a rate of 9% of allocated income on corporations.

     DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000. The Holding Company pays the maximum franchise tax.

ITEM 2.   PROPERTIES

  OFFICES AND PROPERTIES

     At December 31, 2003, the Company conducted its business from its executive offices in Brooklyn and 84 branch offices:

                                                                           LEASE
                                                              OWNED OR   EXPIRATION
LOCATION(1)                                                    LEASED       DATE
-----------------------------------------------------------------------------------
EXECUTIVE AND ADMINISTRATIVE OFFICES:
195 Montague Street, Brooklyn, New York 11201(2)............    Owned
551 5th Avenue, New York, New York 10176....................   Leased       2015
One Pierrepont Plaza, Brooklyn, New York 11201..............   Leased       2006
330 South Service Road, Melville, New York 11747............   Leased       2013
25 Main Street, Hackensack, New Jersey 07602................   Leased       2007
One Gateway Center, 7-45 Raymond Plaza West, Newark, New       Leased       2007
  Jersey 07102..............................................
10440 Little Patuxent Parkway, Columbia, Maryland              Leased       2008
  21044(3)..................................................
5355 Town Center Road, Boca Raton, Florida 33486............   Leased       2007
BRANCH OFFICES:
130 Court Street Brooklyn, New York 11201(4)................    Owned
6424-18th Avenue, Brooklyn, New York 11204..................    Owned
23 Newkirk Plaza, Brooklyn, New York 11226..................    Owned
443 Hillside Avenue, Williston Park, New York 11596.........    Owned
23-56 Bell Boulevard Bayside, New York 11360................   Leased       2008
250 Lexington Avenue, New York, New York 10016..............   Leased       2030
1416 East Avenue, Bronx, New York 10462.....................   Leased       2012
1420 Northern Boulevard, Manhasset, New York 11030..........   Leased       2017
1769-86th Street, Brooklyn, New York 11214..................    Owned
Pratt Institute Campus, 200 Willoughby Avenue, Brooklyn, New   Leased           (5)
  York 11205................................................
2357-59 86th Street, Brooklyn, New York 11214...............    Owned
4514 16th Avenue, Brooklyn, New York 11204..................    Owned
37-10 Broadway, Long Island City, New York 11103............    Owned
22-59 31st Street, Long Island City, New York 11105.........    Owned
24-28 34th Avenue, Long Island City, New York 11106.........   Leased       2007
51-12 31st Avenue, Woodside, New York 11377.................   Leased       2007
83-20 Roosevelt Avenue, Jackson Heights, New York 11372.....   Leased       2005
75-15 31st Avenue, Jackson Heights, New York 11370..........   Leased       2004
89-01 Northern Boulevard, Jackson Heights, New York 11372...   Leased       2004
498 Columbia Street, Brooklyn, New York 11231...............   Leased       2007
150-28 Union Turnpike, Flushing, New York 11367.............   Leased       2012
234 Prospect Park West, Brooklyn, New York 11215............    Owned
7500 Fifth Avenue, Brooklyn, New York 11209.................    Owned
440 Avenue P, Brooklyn, New York 11223......................    Owned
301 Avenue U, Brooklyn, New York 11223......................    Owned
8808 Fifth Avenue, Brooklyn, New York 11209.................    Owned



                                                                     (continued)

                                                                           LEASE
                                                              OWNED OR   EXPIRATION
LOCATION(1)                                                    LEASED       DATE
-----------------------------------------------------------------------------------
1310 Kings Highway, Brooklyn, New York 11229................    Owned
4823 13th Avenue, Brooklyn, New York 11219..................    Owned
1302 Avenue J, Brooklyn, New York 11230.....................    Owned
1550 Richmond Road, Staten Island, New York 10304...........    Owned
1460 Forest Avenue, Staten Island, New York 10302...........   Leased       2011
2655 Richmond Avenue, Staten Island, New York 10314.........   Leased       2010
6509 Bay Parkway, Brooklyn, New York 11204..................    Owned
131 Jericho Turnpike, Mineola, New York 11501...............   Leased       2010
1112 South Avenue, Staten Island, New York 10314............   Leased       2016
100 Clearbrook Road, Elmsford, New York 10523...............   Leased       2007
105 Maxess Road, Melville, New York 11747...................   Leased       2006
40 Washington Street, Brooklyn, New York 11201..............   Leased       2012
43 East 8th Street, New York, New York 10003................   Leased       2012
169 Seventh Avenue, New York, New York 10011................   Leased       2012
550 Fifth Avenue, New York, New York 10036..................   Leased       2018
864 8th Avenue, New York, New York 10019....................   Leased       2012
162-38 Crossbay Boulevard, Howard Beach, New York 11414.....   Leased       2012
7244 Austin Street, Forest Hills, New York 11375............   Leased       2013
336 Broadway, New York, New York, 10013.....................   Leased       2018
110 Hudson Street, New York, New York 10013.................   Leased       2018
905 Broad Street, Newark, New Jersey 07102..................    Owned
745 Broad Street, Newark, New Jersey 07102..................   Leased       2008
243 Chestnut Street, Newark, New Jersey 07105...............   Leased       2007
236 West St. George Avenue, Linden, New Jersey 07036........   Leased       2014
1-7 Wheeler Point Road, Newark, New Jersey 07105............   Leased       2009
133 Jackson Street, Newark, New Jersey 07105................    Owned
225 Milburn Avenue, Milburn, New Jersey 07041...............   Leased       2006
65 River Road, North Arlington, New Jersey 07031............   Leased       2008
1000 South Elmora Avenue, Elizabeth, New Jersey 07202.......   Leased       2006
30 W. Mt. Pleasant Avenue, Livingston, New Jersey 07039.....   Leased       2006
Convery Plaza, Route 35, Perth Amboy, New Jersey 08861......   Leased       2007
466 Bloomfield Avenue, Newark, New Jersey 07107.............   Leased       2007
826 Elizabeth Avenue, Elizabeth, New Jersey 07201...........    Owned
554 Central Avenue, East Orange, New Jersey 07018...........    Owned
255 Prospect Avenue, West Orange, New Jersey 07052..........   Leased       2004
348 Central Avenue, Jersey City, New Jersey 07307...........   Leased       2006
290 Ferry Street, Newark, New Jersey 07105..................   Leased       2005
9 Path Plaza, Jersey City, New Jersey 07306.................   Leased       2011
241 Central Avenue, Jersey City, New Jersey 07307...........    Owned
214 Newark Avenue, Jersey City, New Jersey 07302............    Owned
12 Chapel Avenue, Jersey City, New Jersey 07305.............   Leased       2004



                                                                     (continued)

                                                                           LEASE
                                                              OWNED OR   EXPIRATION
LOCATION(1)                                                    LEASED       DATE
-----------------------------------------------------------------------------------
400 Marin Boulevard, Jersey City, New Jersey 07302..........   Leased       2010
86 River Street, Hoboken, New Jersey 07030..................   Leased       2007
416 Anderson Avenue, Cliffside Park, New Jersey 07010.......    Owned
35 South Main Street, Lodi, New Jersey 07644
  Building..................................................    Owned
  Adjacent parcel of land...................................   Leased       2005
19 Schuyler Avenue, North Arlington, New Jersey 07031.......   Leased       2008
1322A Patterson Plank Road, Secaucus, New Jersey 07094......    Owned
456 North Broad Street, Elizabeth, New Jersey 07208.........    Owned
314 Elizabeth Avenue, Elizabeth, New Jersey 07206...........   Leased       2098
358 South Avenue, Garwood, New Jersey 07027.................    Owned
246 South Avenue, Fanwood, New Jersey 07023.................    Owned
1886 Springfield Avenue, Maplewood, New Jersey 07040........   Leased       2009
1126 Route 9, Old Bridge, New Jersey 08857..................   Leased       2006
900 Springfield Road, Union, New Jersey 07083...............   Leased       2006
80 Main Street, West Orange, New Jersey 07052...............   Leased       2008
1462 Stuyvesant Avenue, Union, New Jersey 07083.............    Owned

---------------

(1) Branch office located at 51 Avenue A, New York, NY 10009 opened for business during the first quarter of 2004.

(2) The Bank operates a full-service branch on the ground floor of the building.

(3) The Bank also operates a full-service branch at this location.

(4) Designated as the Bank's main office.

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

     On December 1, 1995, Statewide Savings Bank ("Statewide"), which was acquired by the Company in January 2000, initiated a suit against the U.S. Government alleging, among other things, breach of contract and seeking damages for harm caused to Statewide through changes in Federal banking regulations regarding the treatment of supervisory goodwill in calculating the capital of thrift institutions. The supervisory goodwill was created as a result of Statewide's 1982 acquisition of Arch Federal Savings and Loan Association ("Arch"). The enactment of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") in 1989 resulted in the amendment of Federal regulations requiring a phase-out of supervisory goodwill from the calculation of a thrift institution's capital ratios and requiring that by January 1, 1995, no supervisory goodwill be counted as capital. As of the effective date of the regulations, Statewide had $18.7 million in goodwill from the Arch acquisition on its balance sheet. Statewide filed its claim on December 1, 1995. After litigating the matter for approximately seven years, the parties agreed to a stipulation of dismissal which was signed on February 14, 2003. The order of the court dismissing the case was signed on February 19, 2003.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS' MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     On March 13, 1998 the conversion and reorganization of the Bank and its mutual holding company parent was completed. The common stock began trading on the Nasdaq National Market System on March 17, 1998. In connection with the consummation of the Conversion, the Holding Company issued 76,043,750 shares of common stock, including 5,632,870 shares which were contributed to the Independence Community Foundation (the "Foundation"). As of December 31, 2003, there were 54,475,715 shares of common stock outstanding. As of February 29, 2004 the Holding Company had 11,009 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

     The following table sets forth the high and low closing stock prices of the Holding Company's common stock as reported by the Nasdaq National Market System under the symbol "ICBC" during the periods presented. Price information appears in major newspapers under the symbols "IndepCmntyBk" or "IndpCm".

                          YEAR ENDED          Year Ended
                       DECEMBER 31, 2003   December 31, 2002
                       -----------------   -----------------
                        HIGH       LOW      HIGH       LOW
------------------------------------------------------------
First Quarter........  $27.04    $25.14    $28.85    $22.50
Second Quarter.......   28.90     25.31     34.74     26.35
Third Quarter........   36.03     28.47     32.28     23.28
Fourth Quarter.......   38.74     34.50     26.64     21.27

     The following table sets forth the high and low bid information of the Holding Company's common stock as reported by the Nasdaq National Market System under the symbol "ICBC" during the periods presented. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                          YEAR ENDED          Year Ended
                       DECEMBER 31, 2003   December 31, 2002
                       -----------------   -----------------
BID                     HIGH       LOW      HIGH       LOW
------------------------------------------------------------
First Quarter........  $29.89    $24.68    $28.76    $22.50
Second Quarter.......   28.88     24.95     34.72     26.35
Third Quarter........   36.03     27.70     32.26     23.28
Fourth Quarter.......   39.02     34.30     26.62     21.26

     The following schedule summarizes the cash dividends per share of common stock paid by the Holding Company during the periods indicated.

                          YEAR ENDED          Year Ended
                       DECEMBER 31, 2003   December 31, 2002
------------------------------------------------------------
First Quarter........        $0.15               $0.11
Second Quarter.......         0.16                0.12
Third Quarter........         0.17                0.13
Fourth Quarter.......         0.20                0.14

     The following schedule summarizes the total cash dividends paid by the Holding Company on its common stock during the periods indicated.

                          YEAR ENDED          Year Ended
(IN THOUSANDS)         DECEMBER 31, 2003   DECEMBER 31, 2002
------------------------------------------------------------
First Quarter........       $ 7,798             $5,919
Second Quarter.......         8,118              6,388
Third Quarter........         8,585              6,850
Fourth Quarter.......        10,043              7,392

     On January 30, 2004, the Board of Directors declared a quarterly cash dividend of $0.22 per share of Common Stock, payable on February 25, 2004, to stockholders of record at the close of business on February 11, 2004.

     See "Liquidity and Commitments" set forth in Item 7 hereof and Notes 1 and 25 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for discussions of the restrictions on the Holding Company's ability to pay dividends.

     Information with respect to the Company's repurchases of its equity securities is not applicable.

     See Item 12 hereto for information regarding the Company's equity plans required by Item 201(d) of Regulation S-K.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                 AT DECEMBER 31,                   At March 31,
                                       ------------------------------------   -----------------------
(IN THOUSANDS)                            2003         2002         2001         2001         2000
-----------------------------------------------------------------------------------------------------
SELECTED FINANCIAL CONDITION DATA:
Total assets.........................  $9,546,607   $8,023,643   $7,624,798   $7,010,867   $6,604,150
Cash and cash equivalents............     172,028      199,057      207,633      277,762      152,167
Investment securities
  available-for-sale.................     296,945      224,908      125,803      201,198      212,768
Mortgage-related securities
  available-for-sale.................   2,211,755    1,038,742      902,191      720,549      773,031
Loans available-for-sale.............       5,922      114,379        3,696           --           --
Loans receivable, net................   6,092,728    5,736,826    5,796,196    5,189,725    4,880,234
Goodwill(1)..........................     185,161      185,161      185,161      185,161      200,410
Identifiable intangible assets,
  net................................         190        2,046        8,981       13,833       20,569
Deposits.............................   5,304,097    4,940,060    4,794,775    4,666,057    4,412,032
Borrowings...........................   2,916,300    1,931,550    1,682,788    1,309,293    1,162,738
Subordinated notes...................     148,429           --           --           --           --
Trust preferred securities(2)........          --           --       11,067       11,067       11,500
Total stockholders' equity...........     991,111      920,268      880,533      813,156      834,807

                                                      For the Nine    For the Twelve
                               FOR THE YEAR ENDED     Months Ended     Months Ended    For the Year Ended
                                  DECEMBER 31,        December 31,     December 31,         March 31,
(Dollars In Thousands,         -------------------   --------------   --------------   -------------------
EXCEPT PER SHARE DATA)           2003       2002          2001             2001          2001       2000
----------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
SELECTED OPERATING DATA:
Interest income..............  $440,120   $485,503      $362,206         $482,621      $470,702   $402,486
Interest expense.............   147,375    175,579       172,626          236,442       247,457    203,660
                               --------   --------      --------         --------      --------   --------
Net interest income..........   292,745    309,924       189,580          246,179       223,245    198,826
                               --------   --------      --------         --------      --------   --------
Provision for loan losses....     3,500      8,000         7,875            8,475         1,392      9,817
                               --------   --------      --------         --------      --------   --------
Net interest income after
  provision for loan
  losses.....................   289,245    301,924       181,705          237,704       221,853    189,009
Net gain (loss) on sales of
  loans and securities.......       765        557         2,850            3,145         3,398     (1,716)
Other non-interest income....   111,974     74,561        41,623           53,924        34,940     18,632
Amortization of
  goodwill(1)................        --         --            --            3,594        14,344      7,780
Amortization of intangible
  assets.....................     1,855      6,971         5,761            7,481         6,880      6,833
Other non-interest expense...   186,948    178,084       109,880          144,854       131,602    105,277
                               --------   --------      --------         --------      --------   --------
Income before provision for
  income taxes...............   213,181    191,987       110,537          138,844       107,365     86,035
Provision for income taxes...    76,211     69,585        40,899           52,779        45,329     32,789
                               --------   --------      --------         --------      --------   --------
Net income...................  $136,970   $122,402      $ 69,638         $ 86,065      $ 62,036   $ 53,246
                               ========   ========      ========         ========      ========   ========
Basic earnings per share.....  $   2.74   $   2.37      $   1.33         $   1.64      $   1.11   $   0.90
                               ========   ========      ========         ========      ========   ========
Diluted earnings per share...  $   2.60   $   2.24      $   1.27         $   1.58      $   1.10   $   0.90
                               ========   ========      ========         ========      ========   ========

                                                        (footnotes on next page)

                                                                   At or For the    At or For the
                                                 AT OR FOR THE      Nine Months        Twelve
                                                  YEAR ENDED           Ended        Months Ended    At or For the Year
                                                 DECEMBER 31,       December 31,    December 31,      Ended March 31,
                                               -----------------   --------------   -------------   -------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)   2003      2002        2001(3)           2001          2001       2000
-----------------------------------------------------------------------------------------------------------------------
KEY OPERATING RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:(4)
Return on average assets.................         1.58%     1.55%        1.27%            1.19%        0.91%      0.88%
Return on average equity.................        14.60     13.56        11.01            10.32         7.60       6.51
Average interest-earning assets to average
  interest-bearing liabilities...........       105.10    106.51       106.55           106.44       107.25     111.29
Interest rate spread(5)..................         3.58      4.08         3.55             3.47         3.23       3.06
Net interest margin(5)...................         3.68      4.23         3.77             3.69         3.51       3.47
Non-interest expense to average assets...         2.18      2.34         2.10             2.15         2.23       1.98
Efficiency ratio(6)......................        46.19     46.32        47.53            48.27        50.97      48.41
Cash dividends declared per common share...    $  0.68   $  0.50      $  0.27          $  0.35      $  0.30    $  0.21
ASSET QUALITY RATIOS:
Non-performing loans as a percent of total
  loans at end of period.................         0.59%     0.72%        0.78%            0.78%        0.68%      0.53%
Non-performing assets to total assets at end
  of period(7)...........................         0.38      0.52         0.61             0.61         0.51       0.40
Allowance for loan losses to non-performing
  loans at end of period.................       217.32    193.57       170.01           170.01       201.18     266.74
Allowance for loan losses to total loans at
  end of period..........................         1.29      1.38         1.33             1.33         1.36       1.42
CAPITAL AND OTHER INFORMATION:(4)
Equity to assets at end of period........        10.38%    11.47%       11.54%           11.54%       11.60%     12.64%
Leverage capital(8)......................         8.14      8.73         8.60             8.60         8.20       7.83
Total capital to risk-weighted assets at end
  of period(8)...........................        12.39     11.40        12.20            12.20        12.95      12.62
Number of full-service offices at end of
  period.................................           84        73           69               69           67         65

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

(6) Reflects adjusted operating expense (net of amortization of goodwill and identifiable intangible assets) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on the sales of loans and securities). Amortization of identifiable intangible assets is excluded from the calculation since it is a non-cash expense and gains and losses on the sales of loans and securities are excluded since they are generally considered by the Company's management to be non-recurring in nature. The operating efficiency ratio is not a financial measurement required by generally accepted accounting principles in the United States of America. However, the Company believes such information is useful to investors in evaluating the Company's operations. The ratio would have been 46.56% for the year ended December 31, 2003 if the adjustments noted above were not made.

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

     The Company's results of operations also are affected by (a) the provision for loan losses resulting from management's assessment of the level of the allowance for loan losses, (b) its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, (c) its non-interest expense, including compensation and employee benefits, occupancy expense, data processing services, amortization of intangibles and (d) income tax expense.

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

     The Company announced in October 2001 that it had changed its fiscal year end from March 31 to December 31, effective December 31, 2001. This change provided internal efficiencies as well as aligned the Company's reporting cycle with regulators, taxing authorities and the investor community. Due to the change in the reporting period, the comparison of annual operating performance is based upon the audited 12 month calendar year ended December 31, 2003 compared to the audited 12 month calendar year ended December 31, 2002 compared to the unaudited 12 month calendar year ended December 31, 2001.

BUSINESS STRATEGY

     CONTROLLED GROWTH. In recent years, the Company has sought to increase its assets and expand its operations through internal growth as well as through acquisitions. During the year ended December 31, 2003, the Company opened ten de novo branches while it opened four de novo branches during the year ended December 31, 2002. In addition, during 2003, the Company opened one branch facility in Maryland as a result of the expansion of the Company's commercial real estate lending activities to the Baltimore-Washington area. In addition to the expansion resulting from the proposed merger of Staten Island Bancorp, Inc. ("SIB") as discussed below, the Company currently expects to expand its branch network through the opening of approximately seven additional banking locations during the year ended December 31, 2004. During the first quarter of 2004, the Company opened one branch in Manhattan, New York, which brings the total to 85 banking offices.

     The Company's assets increased by $1.52 billion, or 19.0%, from $8.02 billion at December 31, 2002 to $9.55 billion at December 31, 2003 primarily due to increases of $1.25 billion in the securities available-for-sale portfolio combined with $354.9 million in the loan portfolio partially offset by a decrease of $108.5 million in loans available-for-sale. These increases were funded primarily through the use of borrowings, the growth in deposits and the issuance of $150.0 million of 3.5% Fixed Rate/Floating Rate Subordinated Notes Due 2013 ("Notes").

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

     On November 25, 2003, the Company announced that it had signed a definitive agreement to merge with SIB. Pursuant to the agreement, the Company will merge with SIB, in a transaction valued at the time of execution of the definitive agreement at approximately $1.5 billion or $23.88 per SIB share. Upon completion of the merger, SIB's wholly owned subsidiary, SI Bank and Trust will merge with and into the Bank.

     Under the terms of the SIB agreement, which was approved unanimously by both boards of directors, the aggregate consideration to be paid in the merger will consist of $368.5 million in cash and approximately 28,850,000 shares of the Company's common stock. Holders of SIB common stock will receive cash or shares of the Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 75% paid in the Company's common stock and 25% paid in cash. The value of the merger consideration per share of SIB common stock will be calculated in accordance with the following formula: the sum of (i) $5.97025 and
(ii) 0.4674 times the average of the closing prices of the Company's common stock for the ten consecutive full trading days ending on the tenth business day before the completion of the merger. Based on the $38.32 closing price of the Company's common stock on November 21, 2003, the last full trading day prior to the date of the merger agreement, SIB stockholders would receive $23.88 per share in cash or 0.6232 share of the Company's common stock for each share of SIB common stock. The value of the merger consideration and the actual exchange ratio per share of SIB common stock at the completion of the merger will vary from the initial values if the average of the Company's common stock price during the ten trading day measurement period is greater or less than the $38.32, which is likely.

     The transaction is expected to close in the second quarter of 2004 and is subject to receipt of various regulatory approvals and certain other conditions. The transaction received approval from both companies' stockholders at their respective special meetings of stockholders held on March 8, 2004. In addition, on March 1, 2004, SIB and the Company announced the completion of the sale of the majority of the assets and operations of SIB Mortgage Corp., the mortgage banking subsidiary of SI Bank & Trust, to Lehman Brothers. The remaining SIB Mortgage Corp. offices are either under contract for sale and are currently scheduled to be sold or are in the process of being shut down by the end of the first quarter of 2004.

     Additional information concerning the agreement and the proposed merger is contained in the Company's Current Report on Form 8-K filed with the SEC on December 8, 2003, which report is incorporated by reference. The SIB agreement provides for the payment of a termination fee payable to the Company under certain circumstances.

     This pending merger significantly expands the Company's presence in the New Jersey, Brooklyn and Staten Island markets. See Note 2 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     EMPHASIS ON COMMERCIAL REAL ESTATE, COMMERCIAL BUSINESS AND MULTI-FAMILY LENDING. Since 1999, the Company has focused on expanding its higher yielding loan portfolios as compared to single-family mortgage loans, including fixed and variable-rate portfolios of commercial real estate loans, commercial business loans and mortgage warehouse lines of credit. Given the concentration of multi-family housing units in the New York City metropolitan area, as well as the Company's commitment to remain a leader in the multi-family loan market, the Company continues to emphasize the origination (both for portfolio and for sale) of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. In addition to continuing to generate mortgage loans secured by multi-family and commercial real estate, the Company also commenced a strategy in the fourth quarter of 2000 to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and servicing revenue.

     During the year ended December 31, 2003, the Company originated for sale $1.62 billion and sold $1.73 billion multi-family residential mortgage loans. See "Business -- Lending Activities -- Loan Originations, Purchases, Sales and Servicing". In addition, to further expand variable-rate loan portfolios, in November 2003, the Company purchased certain mortgage warehouse lines from The Provident Bank. The acquisition increased the mortgage warehouse line of credit portfolio by approximately $207.0 million in lines with $76.3 million in out-standing advances at the time of acquisition. Previously, in April 2001, the Company purchased the assets of Summit Bank's Mortgage Banking Finance Group, a specialized lending group providing mortgage warehouse lines of credit to mortgage bankers in New York, New Jersey and Connecticut. The acquisition increased the mortgage warehouse line of credit portfolio by $130 million in lines with approximately $83.5 million in outstanding advances at the time of acquisition. At December 31, 2003, mortgage warehouse lines of credit totaled $1.48 billion with $527.3 outstanding.

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

     The Company's commercial real estate, commercial business and mortgage warehouse lines of credit portfolios comprised in the aggregate $2.75 billion, or 44.5% of its total loan portfolio at December 31, 2003 compared to $2.60 billion, or 44.8% at December 31, 2002.

     MAINTAIN ASSET QUALITY. Management believes that maintaining high asset quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk through its underwriting standards and by generally limiting its origination to loans secured by properties or collateral located in its market area. Non-performing assets as a percentage of total assets at December 31, 2003 amounted to 0.38% and the ratio of the allowance for loan losses to non-performing loans amounted to 217.3%, while at December 31, 2002, the percentages were 0.52% and 193.6%, respectively. Non-performing assets decreased $5.0 million or 12.1% to $36.6 million at December 31, 2003 compared to $41.6 million at December 31, 2002. The Company's non-accrual loans decreased $3.2 million, to $35.8 million at December 31, 2003 with the decrease being primarily related to commercial business loans which was partially offset by an increase in non-accrual commercial real estate loans. Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule decreased by $1.7 million to $0.8 million at December 31, 2003.

     STABLE SOURCE OF LIQUIDITY. The Company purchases short-to medium-term investment securities and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to achieve a managed and a reasonably predictable source of liquidity to meet loan demand as well as a stable source of interest income. These portfolios, which totaled in the aggregate $2.51 billion at December 31, 2003 compared to $1.26 billion at December 31, 2002, are comprised primarily of mortgage-related securities totaling $2.21 billion (of which $2.05 billion consists of CMOs and $161.2 million of mortgage-backed securities), $119.6 million of corporate bonds, $15.6 million of obligations of the U.S. Government and federal agencies and $155.9 million of preferred securities. In accordance with the Company's policy, securities purchased by the Company generally must be rated at least "investment grade" upon purchase.

     EMPHASIS ON RETAIL DEPOSITS AND CUSTOMER SERVICE. The Company, as a community-based financial institution, is largely dependent upon its growth and retention of competitively priced core deposits (noncertificate of deposit accounts) to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, customer convenience, an experienced staff and a commitment to the communities which it serves. The Company has increased the emphasis on expanding commercial and consumer relationships, with the aim of increasing lower costing core deposits, which consist of all deposits other than certificates of deposits. Core deposits increased $574.4 million or 17.1%, to $3.93 billion or 74.0% of the Company's total deposits at December 31, 2003, as compared to $3.35 billion, or 67.8%, at December 31, 2002. This increase in core deposits reflects both the continued successful implementation of the Company's business strategy of increasing core deposits, as well as the successful performance of the Company's de novo branch program. In addition, the Company currently does not accept brokered deposits as a source of funds.

CRITICAL ACCOUNTING ESTIMATES

     Note 1 of Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" contains a summary of the Company's significant accounting policies. Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The estimates with respect to the methodologies used to determine the allowance for loan losses, and judgments regarding goodwill and deferred tax assets are the Company's most critical accounting estimates. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.

     The following is a description of the Company's critical accounting estimates and an explanation of the methods and assumptions underlying their application. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to it in this Management's Discussion and Analysis.

     ALLOWANCE FOR LOAN LOSSES. In assessing the level of the allowance for loan losses and the periodic provisions to the allowance charged to income, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing loans, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company's loan portfolio.

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

     Management believes the allowance for loan losses at December 31, 2003 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

     GOODWILL. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under SFAS No. 142, goodwill is carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as non-interest expense in the period of impairment.

     The Company performs a goodwill impairment test on an annual basis. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2003. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired while conversely, if the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company must measure the amount of impairment loss, if any.

     The fair value of an entity with goodwill may be determined by a combination of quoted market prices, a present value technique or multiples of earnings or revenue. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for the measurement, if available. However, the market price of an individ-ual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. A present value technique is another method with which to estimate the fair value of a group of net assets. If a present value technique is used to measure fair value, estimates of future cash flows used in that technique shall be consistent with the objective of measuring fair value. Those cash flow estimates shall incorporate assumptions that the marketplace participants would use in their estimates of fair value. If that information is not available without undue cost and effort, an entity may use its own assumptions. A third method of estimating the fair value of a reporting unit, is a valuation technique based on multiples of earnings or revenue.

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

     DEFERRED TAX ASSETS. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered "more likely than not." The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such deferred tax assets are expected to be fully realized. See Note 22 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     The Company has identified the valuation of deferred tax assets as a critical accounting estimate due to the judgment involved in projecting future taxable income, determining when differences are expected to be reversed and establishing a valuation allowance. Changes in management's judgments and estimates may have an impact on the Company's net income.

CHANGES IN FINANCIAL CONDITION

     Total assets increased by $1.52 billion, or 19.0%, from $8.02 billion at December 31, 2002 to $9.55 billion at December 31, 2003 primarily due to increases of $1.25 billion in the securities available-for-sale portfolio combined with $354.9 million in the loan portfolio partially offset by a $108.5 million decrease in loans available-for-sale. These increases were funded primarily through the use of borrowings, the growth in deposits and the issuance of $150.0 million of Notes.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased from $199.1 million at December 31, 2002 to $172.0 million at December 31, 2003. The $27.1 million decrease was principally due to the use of such assets to fund the origination or purchase of higher yielding interest-earning assets.

     SECURITIES AVAILABLE-FOR-SALE. The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $1.25 billion, or 98.5%, from $1.26 billion at December 31, 2002 to $2.51 billion at December 31, 2003. The increase in securities available-for-sale was funded primarily through the use of borrowings, the growth in deposits and from the reinvestment of funds from accelerated loan repayments into such assets.

     The Company's mortgage-related securities portfolio increased $1.17 billion to $2.21 billion at December 31, 2003 compared to $1.04 billion at December 31, 2002. The securities were comprised of $1.93 billion of AAA rated CMOs and $117.6 million of CMOs which were issued or guaranteed by Freddie Mac, the Fannie Mae or GNMA and $161.2 million of mortgage-backed pass through certificates which were also issued or guaranteed by Freddie Mac, Fannie Mae or

GNMA. The increase in the portfolio was primarily due to purchases of $2.57 billion of AAA-rated CMOs with an average yield of 4.89% and $251.9 million of Agency CMOs with a weighted average yield of 4.76%. Partially offsetting these increases were proceeds totaling approximately $1.63 billion received from normal and accelerated principal repayments.

     The Company's investment securities portfolio increased $72.0 million to $296.9 million at December 31, 2003 compared to $224.9 million at December 31, 2002. The increase was primarily due to $225.2 million of purchases, primarily $109.4 million of preferred securities with a weighted average yield of 4.70% and $75.0 million of federal agency securities with a weighted average yield of 4.68%. Partially offsetting the purchases were sales of $48.4 million of securities, primarily corporate bonds, a call of a Federal Agency bond for $75.0 million and $26.5 million of securities that matured in 2003.

     At December 31, 2003, the Company had a $7.0 million net unrealized gain, net of tax, on available-for-sale investment and mortgage-related securities as compared to $7.6 million at December 31, 2002.

     LOANS AVAILABLE-FOR-SALE. Loans available-for-sale decreased by $108.5 million to $5.9 million at December 31, 2003 from $114.4 million at December 31, 2002. The Company commenced a strategy in the December 2000 quarter to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. As part of these transactions, the Company retains a portion of the associated credit risk. During the year ended December 31, 2003, the Company originated $1.62 billion and sold $1.73 billion of loans to Fannie Mae under this program and as a result serviced $3.46 billion of loans with a maximum potential loss exposure of $130.9 million. Multi-family loans available for sale at December 31, 2003 totaled $3.2 million compared to $106.8 million at December 31, 2002. The decrease in multi-family loans available-for-sale was a result of significant loan volume which existed at the end of the fourth quarter of 2002 and the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days. See "Lending Activities -- Loan Originations, Purchases, Sales and Servicing" set forth in Item 1 hereof and Notes 5 and 19 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof for additional information.

     The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $172.5 million and sold $174.2 million of such loans during the year ended December 31, 2003. Single-family residential mortgage loans available for sale at December 31, 2003 totaled $2.7 million compared to $7.6 million at December 31, 2002.

     Both programs were established in order to further the Company's ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.

     LOANS, NET. Loans, net, increased by $355.9 million, or 6.2%, to $6.09 billion at December 31, 2003 from $5.74 billion at December 31, 2002. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate, commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. The increase in total loans occurred during the fourth quarter of 2003. Although the Company continued to originate for portfolio, total loans decreased during the first three quarters of 2003 due to the combination of the heavy run off in the single-family and cooperative residential portfolio and the accelerated rate of repayments in the multi-family residential portfolio. Additionally, during this period the Company increased origination of assets for sale as opposed to portfolio retention due to the yields available on such assets during that time period. As the yield curve steepened during the fourth quarter of 2003, the Company increased the portion of loans it originated for retention. The Company originated for its own portfolio during the year ended December 31, 2003 approximately $1.80 billion of mortgage loans compared to $843.1 million for the year ended December 31, 2002.

     Multi-family residential loans increased $385.0 million to $2.82 billion at December 31, 2003 compared to $2.44 billion at December 31, 2002. The increase was primarily due to originations for portfolio retention of $1.13 billion which were partially offset by repayments of $744.2 million.

During the first three quarters of 2003, the Company put a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment. During the fourth quarter of 2003, as interest rates began to rise, the Company retained for portfolio 75% of the multi-family residential loans it originated as compared to 44% in the third quarter, 22% during the second quarter and 14% during the first quarter of 2003. Multi-family residential loans comprised 45.7% of the total loan portfolio at December 31, 2003 compared to 41.9% at December 31, 2002.

     Commercial real estate loans increased $300.0 million or 22.8% to $1.61 billion at December 31, 2003 compared to $1.31 billion at December 31, 2002. The increase was primarily due to $651.9 million of originations partially offset by $345.7 million of loan repayments and charge-offs of $6.2 million for the year ended December 31, 2003. As a result of these activities, commercial real estate loans comprised 26.2% of the total loan portfolio at December 31, 2003 compared to 22.6% at December 31, 2002.

     Commercial business loans increased $7.9 million, or 1.3%, from $598.3 million at December 31, 2002 to $606.2 million at December 31, 2003. The increase was due primarily to originations and advances of $289.9 million partially offset by $280.6 million of repayments and $0.8 million of charge-offs during the year ended December 31, 2003. As a result of our customers' view of the current economic environment, the Company experienced a slowdown in commercial business loan activity during 2003. Commercial business loans comprised 9.8% of the total loan portfolio at December 31, 2003 compared to 10.3% at December 31, 2002.

     Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit decreased $165.1 million, or 23.9%, from $692.4 million at December 31, 2002 to $527.3 million at December 31, 2003. The decrease was due to the decline in the refinance market as a result of the higher interest rate environment. At December 31, 2003, there were $952.6 million of unused lines of credit related to mortgage warehouse lines of credit. In November 2003, the Company purchased certain mortgage warehouse lines from The Provident Bank. The acquisition increased the mortgage warehouse lines of credit portfolio by approximately $207.0 million in lines with $76.3 million in outstanding advances at the time of acquisition. Mortgage warehouse lines of credit comprised 8.5% of the total loan portfolio at December 31, 2003 compared to 11.9% at December 31, 2002.

     Partially offsetting the growth in the multi-family, commercial real estate and business loan portfolios was the run-off of the Company's single-family and cooperative apartment portfolio. This portfolio decreased $271.9 million from $556.3 million at December 31, 2002 to $284.4 million at December 31, 2003. The decline was due to increased repayments as a result of the interest rate environment combined with the decreased emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and business loans. The Company originates and sells single-family residential mortgage loans to Cendant as previously discussed.

     NON-PERFORMING ASSETS. Non-performing assets as a percentage of total assets at December 31, 2003 amounted to 0.38% compared to 0.52% at December 31, 2002. The Company's non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, decreased by $5.0 million or 12.1% to $36.6 million at December 31, 2003 from $41.6 million at December 31, 2002. The decrease in non-performing assets was primarily due to a $3.2 million decrease in non-accrual loans combined with a $1.7 million decrease in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. Non-accrual loans were $35.8 million at December 31, 2003 and primarily consisted of $20.1 million of commercial real estate loans, $12.2 million of commercial business loans, $1.5 million of single-family residential and cooperative apartment loans and $1.1 million of multi-family residential loans.

     ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses amounted to $79.5 million at December 31, 2003, as compared to $80.5 million at December 31, 2002. At December 31, 2003, the Company's allowance amounted to 1.29% of total loans and 217.3% of total non-performing loans compared to 1.38% and 193.6% at December 31, 2002, respectively. The Company's allowance de-creased $1.0 million during the year ended December 31, 2003 primarily due to $4.5 million in net charge-offs, or 0.08% of average total loans, partially offset by a $3.5 million provision for loan losses. The provision recorded reflected the Company's level of non-accrual loans, the level of classified loans, delinquencies and charge-offs, the substantial level of mortgage warehouse advances, the continued emphasis on commercial real estate and business loan originations, which are generally considered to have greater risk of loss, as well as the recognition of the current economic conditions.

     Management believes the allowance for loan losses at December 31, 2003 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

     GOODWILL AND INTANGIBLE ASSETS. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.

     The Company's goodwill, which aggregated $185.2 million at December 31, 2003, resulted from the acquisitions of Broad and Statewide as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The Company's $0.2 million of identifiable intangible assets at December 31, 2003 resulted primarily from one branch office purchase transaction effected in fiscal 1996. The Company's intangible assets decreased by $1.8 million to $0.2 million at December 31, 2003 from $2.0 million at December 31, 2002. The decrease was a result of amortization of the identifiable intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, the remaining identified intangibles as of December 31, 2003 will be completely amortized by April 2004.

     BANK OWNED LIFE INSURANCE ("BOLI"). The Company holds BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in value are recorded in non-interest income. BOLI increased $7.4 million to $175.8 million at December 31, 2003 compared to $168.4 million at December 31, 2002.

     OTHER ASSETS. Other assets increased $35.4 million from $232.2 million at December 31, 2002 to $267.6 million at December 31, 2003. The increase was primarily due to a $34.2 million increase in FHLB stock, a $3.5 million increase in the Company's minority equity investment in Meridian Capital partially offset by a decrease in net deferred tax assets of $13.5 million.

     The Company had a net deferred tax asset of $55.7 million at December 31, 2003 compared to $69.2 million at December 31, 2002. The decrease was primarily due to the elimination of an $11.1 million net deferred tax asset associated with the fair market value of Holding Company common stock contributed to the Foundation at its inception in March 1998. The deferred tax asset and the related valuation allowance associated with the non-utilized contribution to the Foundation were eliminated as the remaining carryover expired unused at December 31, 2003.

     DEPOSITS. Deposits increased $364.0 million or 7.4% to $5.30 billion at December 31, 2003 compared to $4.94 billion at December 31, 2002. The increase was due to deposit inflows totaling $310.8 million as well as interest credited of $53.2 million.

     Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $574.4 million, or 17.1%, to $3.93 billion at December 31, 2003 compared to $3.35 billion at December 31, 2002. This increase reflects both the continued successful implementation of the Company's business strategy of increasing core deposits as well as the current interest rate environment. Execution of this strategy is evidenced by the increase in core deposits to approximately 74.0% of total deposits at December 31, 2003 compared to 67.8% of total deposits at December 31, 2002.

     The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.53% compared to 2.25% for certificates of deposit and 3.98% for borrowings for the year ended December 31, 2003.

     BORROWINGS. Borrowings increased $984.8 million or 51.0% to $2.92 billion at December 31, 2003 compared to $1.93 billion at December 31, 2002. The increase was principally due to a $1.16 billion increase in repurchase agreements partially offset by a $175.3 million decrease in FHLB advances.

     The Company had $1.05 billion of FHLB advances outstanding at December 31, 2003 with maturities of nine years or less with the majority having a maturity of less than five years. At December 31, 2003 the Company had the ability to borrow, from the FHLB, an additional $266.1 million on a secured basis, utilizing mortgage related loans and securities as collateral. Another funding source available to the Company is repurchase agreements with the FHLB and other counterparties. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At December 31, 2003, the Company had $1.87 billion of repurchase agreements outstanding with approximately 46.9% maturing within 90 days and the remainder maturing between four and nine years.

     During 2003, the Company borrowed $1.08 billion of short-term low costing floating-rate FHLB borrowings, investing the funds primarily in mortgage-backed securities with characteristics designed to minimize both interest rate risk and extension risk while maximizing yield. These borrowings generally mature within 30 days and have a weighted average interest rate of 1.15%. During 2003, the Company also replaced $200.0 million of borrowings at a weighted average interest rate of 5.77% with fixed-rate five-year borrowings at a weighted average interest rate of 3.89% and borrowed $200.0 million of five-year borrowings at a weighted average interest rate of 2.41%. The Company paid-off $290.3 million of borrowings that matured during 2003 at a weighted average interest rate of 5.31%. For further discussion see Note 12 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     SUBORDINATED NOTES. On June 20, 2003, the Bank issued $150.0 million aggregate principal amount of 3.5% Fixed Rate/Floating Rate Subordinated Notes Due 2013 ("Notes"). The Notes bear interest at a fixed rate of 3.5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 the Bank has the right to redeem the Notes at par plus accrued interest. The net proceeds of $148.2 million were used for general corporate purposes. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.

     STOCKHOLDERS' EQUITY. The Holding Company's stockholders' equity totaled $991.1 million at December 31, 2003 compared to $920.3 million at December 31, 2002. The $70.8 million increase was primarily due to net income of $137.0 million, amortization of the earned portion of restricted stock grants of $8.8 million, $8.6 million related to the Employee Stock Ownership Plan ("ESOP") shares committed to be released for the year ended 2003 and $0.2 million related to accelerated vesting of stock options. In addition, increases were also attributable to $30.5 million related to the exercise of stock options and related tax benefit and the issuance of shares in payment of directors' fees, $0.1 million of stock compensation costs and a $4.1 million increase in the fair value of interest rate swaps, net of tax as a result of the cancellation of the swaps. These increases were partially offset by a $3.1 million decrease in the valuation adjustment of the deferred tax asset, a $2.8 million decrease in the net unrealized gain on securities available-for-sale, a $78.1 million reduction in capital resulting from the purchase during the year ended December 31, 2003 of 2,765,900 shares of common stock in connection with the Holding Company's open market repurchase programs and a $34.5 million decrease due to dividends declared.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

     The following table presents, as of December 31, 2003, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient, including interest payments, and do not include any unamortized premiums, or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements set forth in Item 8 hereof.

                                                                 PAYMENTS DUE IN
                                       -------------------------------------------------------------------
                                                       OVER ONE      OVER THREE
                             NOTE      ONE YEAR OR   YEAR THROUGH   YEARS THROUGH   OVER FIVE
(IN THOUSANDS)             REFERENCE      LESS       THREE YEARS     FIVE YEARS       YEARS       TOTAL
----------------------------------------------------------------------------------------------------------
Core deposits............     11       $3,925,195      $     --       $     --      $     --    $3,925,195
Certificates of
  deposit................     11        1,111,479       148,324        158,345             7     1,418,155
FHLB advances............     12          255,251       444,471         86,929       421,485     1,208,136
Repurchase agreements....     12          921,152        90,283        531,829       591,249     2,134,513
Subordinated notes.......     13            5,250        10,500         10,500       173,850       200,100
Operating leases.........     20           10,090        19,805         16,375        54,608       100,878
Purchase obligations.....     20            2,238            --             --            --         2,238

     A schedule of significant commitments at December 31, 2003 and 2002 follows:

                                                                       CONTRACT OR AMOUNT
                                                              -------------------------------------
(IN THOUSANDS)                                                DECEMBER 31, 2003   DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit -- mortgage loans............     $  563,049          $  446,759
  Commitments to extend credit -- commercial business
     loans..................................................        426,883             295,417
  Commitments to extend credit -- mortgage warehouse lines
     of credit..............................................        952,615             219,125
  Commitments to extend credit -- other loans...............        111,736              81,909
  Standby letters of credit.................................         28,049               2,692
  Commercial letters of credit..............................            363                 318
                                                                 ----------          ----------
Total.......................................................     $2,082,695          $1,046,220
                                                                 ==========          ==========

     The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At December 31, 2003, the Company serviced $3.46 billion of loans for Fannie Mae under this program with a maximum potential loss exposure of $130.9 million.

     For further discussion of these commitments as well as the Company's commitments and obligations under pension and other postretirement benefit plans, see Notes 16 and 20 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

                                         YEAR ENDED DECEMBER 31,           Year Ended December 31,
                                     -------------------------------   -------------------------------
                                                  2003                              2002
                                     -------------------------------   -------------------------------
                                                             AVERAGE                           Average
                                      AVERAGE                YIELD/     Average                Yield/
(DOLLARS IN THOUSANDS)                BALANCE     INTEREST    COST      Balance     Interest    Cost
------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans.................  $4,162,397   $276,579     6.64%   $4,565,567   $334,154     7.32%
    Commercial business loans......     564,851     37,281     6.60       714,990     47,282     6.61
    Mortgage warehouse lines of
      credit.......................     639,052     28,652     4.48       402,258     18,670     4.64
    Other loans(2).................     268,886     15,741     5.85       205,950     13,848     6.72
                                     ----------   --------             ----------   --------
  Total loans......................   5,635,186    358,253     6.36     5,888,765    413,954     7.03
  Investment securities............     296,705     13,296     4.48       172,081      8,157     4.74
  Mortgage-related securities......   1,765,662     62,918     3.56     1,034,239     57,151     5.53
  Other interest-earning
    assets(3)......................     263,116      5,653     2.15       225,416      6,241     2.77
                                     ----------   --------             ----------   --------
Total interest-earning assets......   7,960,669    440,120     5.53     7,320,501    485,503     6.63
                                                  --------    -----                 --------    -----
Non-interest-earning assets........     712,017                           590,312
                                     ----------                        ----------
Total assets.......................  $8,672,686                        $7,910,813
                                     ==========                        ==========
Interest-bearing liabilities:
  Deposits:
    Savings deposits...............  $1,595,084   $  7,886     0.49%   $1,573,841   $ 19,460     1.24%
    Money market deposits..........     251,447      2,303     0.92       181,574      1,726     0.95
    Active management accounts
      ("AMA")......................     498,229      4,762     0.96       448,342      6,804     1.52
    Interest-bearing demand
      deposits(4)..................     700,739      4,826     0.69       530,011      5,010     0.95
    Certificates of deposit........   1,486,302     33,480     2.25     1,705,461     48,637     2.85
                                     ----------   --------             ----------   --------
      Total interest-bearing
        deposits...................   4,531,801     53,257     1.18     4,439,229     81,637     1.84
    Non-interest bearing
      deposits.....................     672,952         --       --       523,927         --       --
                                     ----------   --------             ----------   --------
      Total deposits...............   5,204,753     53,257     1.02     4,963,156     81,637     1.64
                                     ----------   --------             ----------   --------
  Borrowings.......................   2,290,401     91,089     3.98     1,904,734     93,418     4.90
  Subordinated notes...............      79,253      3,029     3.82            --         --       --
  Cumulative trust preferred
    securities(5)..................          --         --       --         5,426        524     9.65
                                     ----------   --------             ----------   --------
Total interest-bearing
  liabilities......................   7,574,407    147,375     1.95     6,873,316    175,579     2.55
                                                  --------    -----                             -----
Non-interest-bearing liabilities...     159,913                           134,627
                                     ----------                        ----------
Total liabilities..................   7,734,320                         7,007,943
Total stockholders' equity.........     938,366                           902,870
                                     ----------                        ----------
Total liabilities and stockholders'
  equity...........................  $8,672,686                        $7,910,813
                                     ==========                        ==========
Net interest-earning assets........  $  386,262                        $  447,185
                                     ==========                        ==========
Net interest income/interest rate
  spread...........................               $292,745     3.58%                $309,924     4.08%
                                                  ========    =====                 ========    =====
Net interest margin................                            3.68%                             4.23%
                                                              =====                             =====
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities.....                            1.05X                             1.07x
                                                              =====                             =====

                                      Twelve Months Ended December 31,
                                     ----------------------------------
                                                    2001
                                     ----------------------------------
                                                               Average
                                       Average                  Yield/
(DOLLARS IN THOUSANDS)                 Balance     Interest      Cost
-----------------------------------  ----------------------------------
Interest-earning assets:
  Loans receivable(1):
    Mortgage loans.................  $4,552,375    $344,085      7.56%
    Commercial business loans......     494,603      39,954      8.08
    Mortgage warehouse lines of
      credit.......................     267,412      16,784      6.28
    Other loans(2).................     163,891      13,138      8.02
                                     ----------    --------
  Total loans......................   5,478,281     413,961      7.56
  Investment securities............     189,985      10,750      5.66
  Mortgage-related securities......     765,145      48,075      6.28
  Other interest-earning
    assets(3)......................     233,858       9,835      4.21
                                     ----------    --------
Total interest-earning assets......   6,667,269     482,621      7.24
                                                   --------     -----
Non-interest-earning assets........     583,078
                                     ----------
Total assets.......................  $7,250,347
                                     ==========
Interest-bearing liabilities:
  Deposits:
    Savings deposits...............  $1,260,998    $ 24,264      1.92%
    Money market deposits..........     175,530       3,099      1.77
    Active management accounts
      ("AMA")......................     359,945      12,092      3.36
    Interest-bearing demand
      deposits(4)..................     428,502       6,094      1.42
    Certificates of deposit........   2,129,443     107,002      5.02
                                     ----------    --------
      Total interest-bearing
        deposits...................   4,354,418     152,551      3.50
    Non-interest bearing
      deposits.....................     391,572          --        --
                                     ----------    --------
      Total deposits...............   4,745,990     152,551      3.21
                                     ----------    --------
  Borrowings.......................   1,507,041      82,843      5.50
  Subordinated notes...............          --          --        --
  Cumulative trust preferred
    securities(5)..................      11,067       1,048      9.47
                                     ----------    --------
Total interest-bearing
  liabilities......................   6,264,098     236,442      3.77
                                                   --------     -----
Non-interest-bearing liabilities...     152,433
                                     ----------
Total liabilities..................   6,416,531
Total stockholders' equity.........     833,816
                                     ----------
Total liabilities and stockholders'
  equity...........................  $7,250,347
                                     ==========
Net interest-earning assets........  $  403,171
                                     ==========
Net interest income/interest rate
  spread...........................                $246,179      3.47%
                                                   ========     =====
Net interest margin................                              3.69%
                                                                =====
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities.....                              1.06x
                                                                =====

---------------
(1) The average balance of loans receivable includes loans available-for-sale and non-performing loans, interest on which is recognized on a cash basis.

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

                                          YEAR ENDED                      Twelve Months Ended
                               DECEMBER 31, 2003 TO YEAR ENDED    December 31, 2002 to Twelve Months
                                      DECEMBER 31, 2002                 Ended December 31, 2001
                               --------------------------------   -----------------------------------
                                    INCREASE                            Increase
                                (DECREASE) DUE TO    TOTAL NET      (Decrease) due to      Total Net
                               -------------------    INCREASE    ---------------------    Increase
(IN THOUSANDS)                   RATE      VOLUME    (DECREASE)     RATE       VOLUME     (DECREASE)
-----------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Mortgage loans(1).......  $(31,955)  $(25,620)   $(57,575)   $(13,137)   $  3,206     $ (9,931)
     Commercial business
       loans.................       (72)    (9,929)    (10,001)     (8,160)     15,488        7,328
     Mortgage warehouse lines
       of credit.............      (681)    10,663       9,982      (5,193)      7,079        1,886
     Other loans(2)..........    (1,954)     3,847       1,893      (2,327)      3,037          710
                               --------   --------    --------    --------    --------     --------
  Total loans receivable.....   (34,662)   (21,039)    (55,701)    (28,817)     28,810           (7)
  Investment securities......      (470)     5,609       5,139      (1,641)       (952)      (2,593)
  Mortgage-related
     securities..............   (25,074)    30,841       5,767      (6,331)     15,407        9,076
  Other interest-earning
     assets..................    (1,532)       944        (588)     (3,251)       (343)      (3,594)
                               --------   --------    --------    --------    --------     --------
  Total net change in income
     on interest-earning
     assets..................   (61,738)    16,355     (45,383)    (40,040)     42,922        2,882
Interest-bearing liabilities:
  Deposits:
     Savings deposits........   (11,833)       259     (11,574)     (9,956)      5,152       (4,804)
     Money market deposits...       (57)       634         577      (1,476)        103       (1,373)
     AMA deposits............    (2,733)       691      (2,042)     (7,751)      2,464       (5,287)
     Interest-bearing demand
       deposits..............    (1,571)     1,387        (184)     (2,327)      1,242       (1,085)
     Certificates of
       deposit...............    (9,410)    (5,747)    (15,157)    (39,947)    (18,418)     (58,365)
                               --------   --------    --------    --------    --------     --------
       Total deposits........   (25,604)    (2,776)    (28,380)    (61,457)     (9,457)     (70,914)
  Borrowings.................   (19,421)    17,092      (2,329)     (9,584)     20,159       10,575
  Subordinated notes.........        --      3,029       3,029          --          --           --
  Trust preferred
     securities..............        --       (524)       (524)         10        (534)        (524)
                               --------   --------    --------    --------    --------     --------
Total net change in expense
  on interest-bearing
  liabilities................   (45,025)    16,821     (28,204)    (71,031)     10,168      (60,863)
                               --------   --------    --------    --------    --------     --------
Net change in net interest
  income.....................  $(16,713)  $   (466)   $(17,179)   $ 30,991    $ 32,754     $ 63,745
                               ========   ========    ========    ========    ========     ========

---------------
(1) Includes loans available-for-sale.

(2) Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AND THE YEAR ENDED DECEMBER 31, 2002

     GENERAL. For the year ended December 31, 2003, the Company reported a 16.1% increase in diluted earnings per share to $2.60 compared to $2.24 for the year ended December 31, 2002. Net income for the year ended December 31, 2003 increased 11.9% to $137.0 million compared to $122.4 million for the year ended December 31, 2002.

     NET INTEREST INCOME. Net interest income decreased by $17.2 million, or 5.5%, to $292.7 million for the year ended December 31, 2003 as compared to $309.9 million for the year ended December 31, 2002. The decline was due to a $45.4 million decrease in interest income partially offset by a $28.2 million decrease in interest expense. The decline in net interest income primarily reflected a 55 basis point decrease in net interest margin partially offset by a $640.2 million increase in average interest-earning assets during the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in average interest-earning assets was primarily attributable to a growth in mortgage-related securities, commercial real estate loans, and mortgage warehouse lines of credit. These increases were partially offset by a decrease in the average balance in multi-family and commercial business loans.

     Net interest margin decreased 55 basis points to 3.68% for the year ended December 31, 2003 compared to 4.23% for the year ended December 31, 2002. The decline in net interest margin was primarily attributable to the 110 basis points decline in the average yield on interest-earning assets. This decrease was partially offset by a decline in the average rate paid on its interest-bearing liabilities of 60 basis points.

     The Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) decreased by 50 basis points to 3.58% for the year ended December 31, 2003 compared to 4.08% for the year ended December 31, 2002.

     The compression in net interest margin was primarily attributable to accelerated loan repayments combined with the accelerated premium amortization of mortgage-related securities. During the first three quarters of 2003, the Company experienced accelerated repayments in its multi-family residential mortgage loans and single-family and cooperative loan portfolios, while new assets for portfolio retention were being originated at lower yields. The Company also experienced accelerated rates of repayment in its mortgage-related securities portfolio, a significant portion of which was purchased at a premium, resulting in accelerated premium amortization. During the fourth quarter of 2003, as a result of the steepening yield curve, the repayment rate of the mortgage-related portfolio and the associated premium amortization slowed considerably and returned to more normalized levels.

     The Company continues to rely on all of the components of its business model to offset or substantially lessen the reduction in net interest income as it continues to implement the shift in its deposits to lower costing core deposits while continuing to build non-interest rate sensitive revenue channels, including in particular the expansion of its mortgage-banking activities.

     Interest income decreased by $45.4 million, or 9.3%, to $440.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was primarily due to a 110 basis point decrease in the weighted average yield, from 6.63% for the year ended December 31, 2002 to 5.53% for the year ended December 31, 2003 partially offset by a $640.1 million increase in the average balance of the Company's interest-earning assets for the same period.

     Interest income on mortgage loans decreased $60.5 million due to a 68 basis point decrease in the yield earned on loans from 7.32% for the year ended December 31, 2002 to 6.64% for the year ended December 31, 2003 as well as a $403.2 million decrease in the average balance of mortgage loans. The decrease in the average balance was due in large part to the $292.7 million decrease in the aggregate average balance of the Company's single-family and cooperative apartment loan portfolios due to both increased prepayments as a result of the interest rate environment as well as decreased emphasis on originations. The Company primarily originates single-family loans for sale through its previously discussed private label program with Cendant. Also contributing to the decline in average loans was a $387.8 million decrease in the average balance of multi-family loans for the same period.

During the first three quarters of 2003, the Company experienced accelerated repayments in this portfolio and had put a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment. As interest rates began to rise during the fourth quarter of 2003, the Company increased the percent of loans it originated for the portfolio.

     Partially offsetting the decrease in the single-family, cooperative apartment and multi-family loan portfolios was a $277.4 million increase in the average balance of commercial real estate loans for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in this portfolio was due to management's strategy of shifting to higher yielding loan products. The Company originated $1.80 billion of mortgage loans for portfolio retention in the year ended December 31, 2003 partially offset by loan repayments of $1.38 billion. The decrease in yield was primarily due to the current interest rate yield curve.

     Interest income on other loans increased $1.9 million, or 2.3%, due primarily to a $236.8 million increase in the average balance of mortgage warehouse lines of credit, offset, in part, by a decrease in the average balance of commercial business loans of $150.1 million. The increase in the average balance of mortgage warehouse lines of credit was, in part, due to the additional demand in the refinance market which increased utilization of the lines of credit. The increase in this floating rate portfolio has been funded in part with the liquidity resulting from the accelerated prepayment of loans and investment securities. However, towards the end of the third quarter, as the yield curve steepened and the refinance market slowed, the demand for warehouse funding softened. Partially offsetting the increase in average balance was a 16 basis point decrease in the yield earned on mortgage warehouse lines of credit loans, from 4.64%, for the year ended December 31, 2002 to 4.48% for the year ended December 31, 2003. The decrease in yield was primarily due to the interest rate yield curve as these loans are primarily floating rate and thus are repricing downward in the current interest rate environment.

     Income on investment securities increased $5.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to a $124.6 million increase in the average balance of investment securities partially offset by a 26 basis point decrease in the yield earned on such securities from 4.74% for the year ended December 31, 2002 to 4.48% for the year ended December 31, 2003.

     Interest income on mortgage-related securities increased $5.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002 due primarily to the $731.4 million increase in the average balance of mortgage-related securities. The increase in the average balance was funded by the use of borrowings, the growth in deposits and from the reinvestment of funds from accelerated loan payments. This increase was partially offset by a 197 basis point decrease in the yield earned to 3.56% for the year ended December 31, 2003 from 5.53% for the year ended December 31, 2002, reflecting, in part, an accelerated rate of premium amortization.

     The decline in yield earned on the mortgage-related securities portfolio was a combination of the low interest rate environment along with accelerated premium amortization. During the first three quarters of 2003, the Company experienced accelerated rates of repayment in its mortgage-related securities portfolio, a significant portion of which was purchased at a premium, resulting in accelerated premium amortization. This premium amortization, which correlates with the principal repayments of the mortgage-related securities portfolio, reduced net interest income by $26.2 million for the year ended December 31, 2003 compared to $5.6 million for the year ended December 31, 2002. The Company had $21.0 million of premium remaining relating to this portfolio at December 31, 2003.

     Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $0.6 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease primarily reflected the suspension by the Board of Directors of the FHLB of New York of the dividend to its stockholders in the fourth quarter of 2003.

     Interest expense on deposits decreased $28.4 million or 34.8% to $53.3 million for the year ended December 31, 2003 compared to $81.6 million for the year ended December 31, 2002. The decrease was primarily the result of a 62 basis point decrease in the average rate paid on deposits to 1.02% for the year ended December 31, 2003 compared to 1.64% for the year ended December 31, 2002. The decrease in rates was attributable to maintaining a disciplined pricing strategy which was effective in addressing the current interest rate yield curve as well as increased non-interest-bearing deposits. This decrease was partially offset by a $241.6 million increase in the average balance of deposits. The average balance of lower costing core deposits increased $460.8 million while the average balance of higher costing certificates of deposit decreased $219.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Core deposits are defined as all deposits other than certificates of deposit. Lower costing core deposits represented approximately 74.0% of total deposits at December 31, 2003 compared to 67.8% at December 31, 2002. This increase reflects the success of the Company's strategy of lowering its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.

     Interest expense on borrowings decreased $2.3 million or 2.5% to $91.1 million for the year ended December 31, 2003 compared to $93.4 million for the year ended December 31, 2002. The decline was primarily due to a 92 basis point decline in the average rate paid on such borrowings to 3.98% from 4.90% for the respective periods. This decrease was partially offset by a $385.7 million increase in the average balance of borrowings for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in average balances was the result of the Company borrowing $1.08 billion of short-term low costing floating-rate FHLB borrowings which was partially offset by the repayment of $290.3 million of borrowings that matured in 2003. During 2003, the Company also replaced $200.0 million in borrowings at a weighted average interest rate of 5.77% with $200.0 million at a weighted average interest rate of 3.89%. The funds were invested primarily in mortgage-backed securities. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

     At the end of the second quarter of 2003, the Company issued $150.0 million of Notes. Interest expense on these notes was $3.0 million during the year ended December 31, 2003.

     Interest expense on Trust Preferred Securities decreased in its entirety by $0.5 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The Trust Preferred Securities were assumed as part of the Broad acquisition effective the close of business on July 31, 1999. In accordance with the terms of the trust indenture, all of the outstanding trust preferred securities totaling $11.5 million, were redeemed at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate paid on the Trust Preferred Securities in relation to the then current interest rate environment.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses decreased by $4.5 million from $8.0 million for the year ended December 31, 2002 to $3.5 million for the year ended December 31, 2003. In assessing the level of the allowance for loan losses and the periodic provision charged to income, the Company considers the composition of its loan portfolio, the growth of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight.

     Non-performing assets as a percentage of total assets decreased to 38 basis points at December 31, 2003, compared to 52 basis points at December 31, 2002. Non-performing assets decreased 12.1% to $36.6 million at December 31, 2003 compared to $41.6 million at December 31, 2002. The decrease of $5.0 million was primarily due to a decrease of $3.2 million in non-accrual loans combined with a $1.7 million decrease on loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. Included in the $36.6 million of non-performing loans at December 31, 2003 were $35.8 million of non-accrual loans and $0.7 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At December 31, 2003 and 2002, the allowance for loan losses as a percentage of total non-performing loans was 217.3% and 193.6%, respectively.

     NON-INTEREST INCOME. The Company continues to stress and emphasize the development of fee-based income throughout its operations. As a result of a variety of initiatives, the Company experienced a $37.6 million, or 50.1%, increase in non-interest income to $112.7 million for the year ended December 31, 2003 compared to $75.1 million for the year ended December 31, 2002.

     During 2003, the Company recognized net gains of $0.8 million on the sales of loans and securities compared with net gains on sales of $0.6 million in 2002.

     A primary driver of non-interest income is earnings from the Company's mortgage-banking activities. Income from mortgage-banking activities increased $11.6 million to $25.4 million for the year ended December 31, 2003 compared to $13.8 million for the year ended December 31, 2002. The Company originates for sale multi-family residential loans in the secondary market to Fannie Mae, with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At December 31, 2003, the Company's maximum potential exposure related to secondary market sales to Fannie Mae under this program was $130.9 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market. See "Business -- Lending Activities -- Loan Originations, Purchases, Sales and Servicing".

     As a result of the interest rate environment during the first three quarters of 2003 and as part of the Company's business model, the majority of multi-family residential loans the Company originated during this period were sold in the secondary market. During the fourth quarter of 2003, as interest rates began to rise, the Company retained the majority of such loans it originated for portfolio retention. During the year ended December 31, 2003, the Company originated $1.62 billion and sold $1.73 billion of multi-family loans under the program with Fannie Mae and originated $172.5 million and sold $174.2 million of single-family residential loans. By comparison, during 2002, the Company originated $1.17 billion and sold $1.07 billion of multi-family loans and originated $140.2 million and sold $133.5 million of single-family residential mortgages.

     Mortgage-banking activities for the year ended December 31, 2003 reflected $18.4 million in gains, $9.0 million of origination fees and $3.6 million in servicing fees partially offset by $5.6 million of amortization of servicing assets. Included in the $18.4 million of gains were $3.0 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold. This category also included a $3.3 million increase in the fair value of loan commitments for loans originated for sale and a $3.3 million decrease in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans as a result of a decrease in interest rates after the Company entered into the interest rate lock loan commitment and the forward loan sale agreements. The $11.6 million increase in mortgage-banking activities for the year ended December 31, 2003 compared to the year ended December 31, 2002 was primarily due to a $10.9 million increase in gains on sales and $3.0 million of higher origination and servicing fees partially offset by $2.3 million of additional amortization of capitalized servicing rights.

     Service fees increased 37.2% to $69.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Included in service fee income are prepayment and modification fees on loans. These fees are effectively a partial offset to decreases in net interest margin. The $18.8 million increase was principally due to an increase of $12.8 million in mortgage prepayment fees to $23.9 million and a $3.3 million increase in modification and extension fees to $6.6 million. These increases were due to the interest rate environment and resulting refinance market.

     Another component of service fees are revenues generated from the branch system which fees grew by $2.4 million, or 7.7% to $33.5 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase was primarily due to the increased service fees on deposit accounts resulting from the growth in core deposits together with fees from expanded products and services.

     Income on BOLI increased $2.5 million or 40.3% to $8.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. During the later part of the fourth quarter of 2002, the Company increased its holdings in BOLI by $50.0 million. The Company's holdings in BOLI at December 31, 2003 was $175.8 million.

     Other non-interest income increased by $4.5 million to $8.5 million for the year ended December 31, 2003, compared to $4.0 million for the year ended December 31, 2002. The increase was primarily due to an additional $4.1 million from the Company's minority equity investment in Meridian Capital and a gain of $0.3 million on the sale of the Mail Boxes Etc. franchise license. The increase was partially offset by a non-recurring gain of $1.3 million on the sale of two surplus bank facilities sold in 2002.

     NON-INTEREST EXPENSE. Non-interest expense increased by $3.8 million, or 2.0%, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This increase primarily reflects increases of $4.0 million in compensation and employee benefit expense, $3.7 million in occupancy costs, $1.6 million in advertising expenses and $1.1 million in data processing fees. Partially offsetting these increases were decreases of $5.1 million in amortization of intangible assets and $1.5 million in other non-interest expenses.

     Total compensation and benefits increased by $4.0 million to $100.3 million for the year ended December 31, 2003. The increase was comprised of increases in salaries of $8.3 million, deferred compensation of $1.9 million, postretirement health care benefits expense of $0.7 million, ESOP costs of $0.5 million and $0.2 million of increased health insurance costs. These increases were partially offset by a $7.5 million reduction in management incentive expenses and a $0.9 million reduction in the recognition and retention plan costs. The increase in compensation and benefit expense for the comparable periods was primarily attributable to expansion of the Company's commercial and retail lending operations during the past year. The Company opened ten new branches and expanded the commercial real estate lending activities to the Baltimore-Washington and Florida markets during 2003 through the establishment of loan production offices in these areas.

     Occupancy costs increased by $3.7 million to $26.5 million for the year ended December 31, 2003 compared to $22.8 million for the year ended December 31, 2002. The increase in occupancy costs was primarily due to the increased number of branch facilities resulting from the continuation of the de novo branch expansion program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington and Florida markets. The Company plans on opening approximately an additional seven branches in 2004.

     The Company's advertising expenses increased $1.6 million to $7.8 million from $6.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The cost reflects the Company's continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs and support of the de novo branches opened during 2003.

     Amortization of identifiable intangible assets decreased $5.1 million during the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease was due to intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during 2003.

     Other non-interest expenses decreased $1.5 million, or 3.5%, to $42.3 million for the year ended December 31, 2003, compared to $43.8 million for the year ended December 31, 2002. The decrease was primarily due to the absence of a $3.8 million provision for probable losses from transactions in a commercial business deposit account in the fourth quarter of 2002. This decrease was partially offset by an increase in other non-interest expenses and was primarily attributable to the corporate expansion associated with a broader banking footprint, de novo banking activities, the expanded retail sales force and the introduction of new products and services. These expenses include items such as professional services, business development expenses, legal fees, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.

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

     INCOME TAXES. Income tax expense increased $6.6 million to $76.2 million for the year ended December 31, 2003 compared to $69.6 million for the year ended December 31, 2002. This increase was primarily due to a $21.2 million increase in pre-tax income to $213.2 million for the year ended December 31, 2003 compared to $192.0 million for the year ended December 31, 2002. However, offsetting the effect of such increased taxable income was a decline in the Company's effective tax rate for the year ended December 31, 2003 to 35.75%, compared to 36.24% for the year ended December 31, 2002.

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

     NET INTEREST INCOME. Net interest income increased by $63.7 million or 25.9% to $309.9 million for the year ended December 31, 2002 as compared to $246.2 million for the year ended December 31, 2001. The increase was primarily due to a $60.8 million decrease in interest expense combined with a $2.9 million increase in interest income. The growth in net interest income primarily reflected the $653.2 million increase in average interest-earning assets as well as a 54 basis point increase in the net interest margin during the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in average interest-earning assets was primarily attributable to growth in mortgage-related securities, commercial real estate and business loans, and mortgage warehouse lines of credit.

     For the year ended December 31, 2002, the Company's net interest margin increased 54 basis points to 4.23% from 3.69% for the year ended December 31, 2001. The improvement in net interest margin was directly attributable to the Company's strategy to reduce the average cost of interest-bearing liabilities in order to offset the decline in the average yield earned on interest-earning assets resulting from the interest rate environment existing in 2002. For the year ended December 31, 2002 as compared to the year ended December 31, 2001, the average rate paid on average interest-bearing liabilities decreased 122 basis points, more than offsetting the 61 basis point decline in the average yield earned on interest-earning assets. This decline mirrored the movement in the yield curve with short-term interest rates declining more rapidly than longer term rates. Complementing the movement in the yield curve, the Company contributed to the improvement in net interest margin by originating higher yielding commercial loan products through its expanded presence in the New York metropolitan market and the continuing evolution of a retail banking sales culture focused on expanding the Company's level of core deposits. In addition, the Company continued a disciplined pricing strategy for deposits, which was effective in addressing the then current interest rate yield curve.

     The Company's interest rate spread increased to 4.08% for the year ended December 31, 2002 compared to 3.47% for the year ended December 31, 2001. The net interest rate spread increased by 61 basis points reflecting the Company's strategy to reduce the cost of interest-bearing liabilities in order to offset the decline in the yield earned on interest-earning assets resulting from the interest rate environment existing in 2002.

     Interest income increased by $2.9 million, or 0.6%, to $485.5 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase was primarily due to the $653.2 million increase in the average balance of the Company's interest-earning assets partially offset by a 61 basis point decrease in the weighted average yield, from 7.24% for the year ended December 31, 2001 to 6.63% for the year ended December 31, 2002.

     Interest income on mortgage loans decreased $9.9 million due to a 24 basis point decrease in the yield earned on loans from 7.56% for the year ended December 31, 2001 to 7.32% for the year ended December 31, 2002, offset in part by a $13.2 million increase in the average balance of mortgage loans. The increase in average balance was due, in large part, to a $214.4 million and $69.8 million increase in the average balance of commercial real estate and multi-family residential loans, respectively, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in these portfolios was due to the Company's continuing effort of originating higher yielding commercial loan products as well as the Company's commitment to maintaining its leadership position in the multi-family residential loan market. The Company originated $843.1 million of mortgage loans for portfolio retention in the year ended December 31, 2002. Partially offsetting the increase in the commercial real estate and multi-family residential loans portfolio was the $271.0 million decrease in the aggregate average balance of the Company's single-family and cooperative apartment loans portfolio due to both increased prepayments as a result of the interest rate environment as well as decreased emphasis on originations. The Company primarily originates single-family loans through its previously discussed private label program with Cendant. The increase in average balance was partially offset by loan repayments of $1.11 billion and sales of $257.6 million from portfolio at the end of the fourth quarter of 2002. The decrease in yield was primarily due to the interest rate yield curve.

     Interest income on other loans increased $9.9 million, or 14.2%, due primarily to a $220.4 million and $134.8 million increase in the average balance of commercial business and mortgage warehouse lines of credit, respectively. Partially offsetting the increase was a 147 basis point and 164 basis point decrease in the yield earned on commercial business loans and mortgage warehouse lines of credit loans, respectively, from 8.08% and 6.28%, respectively, for the year ended December 31, 2001 to 6.61% and 4.64%, respectively, for the year ended December 31, 2002. The decrease in yields was primarily due to the interest rate yield curve in 2002 since these loans are primarily variable rate and thus are repricing downward in the interest rate environment.

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

     Interest income on mortgage-related securities increased $9.1 million for the year ended December 31, 2002 due primarily to the $269.1 million increase in the average balance of mortgage-related securities. The increase in the average balance was primarily due to an increase in borrowings which were invested in mortgage-related securities. This increase was partially offset by a 75 basis point decrease in the yield earned to 5.53% for the year ended December 31, 2002 from 6.28% for the year ended December 31, 2001, reflecting the decrease in market rates of interest experienced during the 2002 calendar year.

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

     Interest expense on deposits decreased $71.0 million or 46.5% to $81.6 million for the year ended December 31, 2002 compared to $152.6 million for the year ended December 31, 2001. The decrease was primarily the result of a 157 basis point decrease in the average rate paid on deposits to 1.64% for the year ended December 31, 2002 compared to 3.21% for the year ended December 31, 2001. The decrease in rates was attributable to the continued maintenance of the disciplined pricing strategy which was effective in addressing the current interest rate yield curve. This decrease was partially offset by a $217.2 million increase in the average balance of deposits as a result of the Company's continuing evolution of a retail banking sales culture focused on increasing the amount of lower costing core deposits. The average balance of lower costing core deposits increased $641.1 million while the average balance of higher costing certificates of deposit decreased $424.0 million for the year ended December 31, 2002 compared to the year ended December 31, 2001.

     Interest expense on borrowings increased $10.6 million or 12.8% to $93.4 million for the year ended December 31, 2002 compared to $82.8 million for the year ended December 31, 2001. The increase was primarily due to a $397.7 million increase in the average balance of borrowings for the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in average borrowings was primarily the result of the Company taking advantage of the steepness in the yield curve by securing $350.0 million of adjustable-rate three and four year borrowings from the FHLB. The borrowings have interest rate caps that prevent the rates from exceeding 5.25% to 5.70%. The Company also replaced $100.0 million of borrowings that matured in 2002 with fixed-rate ten-year borrowings, callable in five years, at a weighted average interest rate of 4.12% and paid off $50.0 million of borrowings that matured with a weighted average interest rate of 5.21%. The borrowings were primarily used to fund the purchase of mortgage-related securities and commercial real estate and business loan originations.

     Interest expense on Trust Preferred Securities decreased $0.5 million or 50.0% to $0.5 million for the year ended December 31, 2002 compared to $1.0 million for the year ended December 31, 2001. The Trust Preferred Securities were assumed as part of the Broad acquisition effective the close of business on July 31, 1999. In accordance with the terms of the trust indenture, the Trust redeemed all of its outstanding Trust Preferred Securities of $11.5 million, at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate paid on the Trust Preferred Securities in relation to the then current interest rate environment.

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

     NON-INTEREST INCOME. Emphasis on fee-based income continued to gain momentum throughout the Company in 2002. Increasing non-interest income has been an on-going strategic objective. As a result of the implementation of a variety of initiatives, the Company experienced an $18.0 million, or 31.6%, increase in non-interest income to $75.1 million for the year ended December 31, 2002, compared to $57.1 million for the year ended December 31, 2001.

     During 2002, the Company recognized net gains of $0.6 million on the sales of loans and securities, substantially all of which relates to the gain on the sale of equity securities. During calendar 2001, the Company recognized net gains on sales of $3.1 million primarily from sales of $90.0 million of securities.

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

     Mortgage-banking activities for the year ended December 31, 2002 reflected $7.5 million in gains, $8.1 million of origination fees and $1.5 million in servicing fees partially offset by $3.4 million of amortization of servicing assets. Included in the $7.5 million of gains were $3.9 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $1.1 million increase in the fair value of loan commitments for loans originated for sale and a $1.1 million decrease in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $0.9 million increase in mortgage-banking activities for the year ended December 31, 2002 compared to the year ended December 31, 2001 was primarily due to a $4.2 million of higher origination and servicing fees partially offset by $2.6 million of additional amortization of capitalized servicing rights and $0.7 million of lower gains on sales.

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

     Service fees increased 56.0% to $50.5 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The $18.1 million increase was principally due to approximately $9.3 million in mortgage prepayment fees combined with a $2.8 million increase in the Company's modification and extension fees on mortgage loans due to the interest rate environment and resulting refinance market. In addition, other loan fees increased $1.6 million and banking fees increased $2.9 million related primarily to increased service fees on deposit accounts resulting from the growth in core deposits, particularly commercial demand deposits, an increase in per unit charges and the debit card program. The increase in fee income was also due to increased fees of $1.2 million on the sales of mutual funds and annuity products as investors sought higher yielding investment opportunities.

     Income on BOLI increased $0.7 million or 13.1% to $6.3 million for the year ended December 31, 2002 compared to the year ended December 31, 2001 due to an increase in the cash surrender value of BOLI. During the later part of the fourth quarter of 2002, the Company also increased its holdings in BOLI by $50.0 million to $168.4 million at December 31, 2002.

     Other non-interest income increased by $0.9 million to $4.0 million for the year ended December 31, 2002, compared to $3.1 million for the year ended December 31, 2001. The increase was primarily due to an additional $1.1 million from the Company's minority equity investment in Meridian Capital.

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

     The Company's advertising expenses amounted to $6.2 million and $5.8 million for the years ended December 31, 2002 and December 31, 2001, respectively. The cost reflected the Company's continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs.

     Amortization of goodwill decreased $3.6 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in the discontinuation of the amortization of goodwill.

     Amortization of identifiable intangible assets decreased $0.5 million during the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease was due to the completion in April 2002 of the amortization of the premium incurred in the acquisition in April 2001 of Summit Bank's Mortgage-Banking Finance Group. See "Business -- Lending
Activities -- Loan Originations, Purchases, Sales and Servicing".

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

REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution's capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points ("leverage capital ratio"). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an "undercapitalized" institution which results in the imposition of certain regulatory restrictions. See "Business -- Regulation -- Capital Requirements" and Note 23 of the "Notes to Consolidated Financial Statements" set forth in
Item 8 hereof for a discussion of the Bank's regulatory capital requirements and compliance therewith at December 31, 2003 and December 31, 2002.

LIQUIDITY

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings from the FHLB only to a limited degree as a source of funds. However, due to the Company's continued focus on expanding its commercial real estate and business loan portfolios, the Company increased its total borrowings to $2.92 billion at December 31, 2003 from $1.93 billion at December 31, 2002. At December 31, 2003, the Company had the ability to borrow from the FHLB an additional $266.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral. See Note 12 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2003 totaled $1.09 billion or 79.3% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

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

     The Bank's ability to pay dividends to the Holding Company is also subject to certain restrictions. Under the New York Banking Law, dividends may be declared and paid only out of the net profits of the Bank. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, less any required transfers. In addition, the OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. The Bank elected to be deemed a savings association for certain purposes. As a result, the OTS capital distribution regulations may be deemed to be applicable to it. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year-to-date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution. In addition, no dividends may be declared, credited or paid if the effect thereof would cause the Bank's capital to be reduced below the amount required by the Superintendent or the FDIC.

     During 2003, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million. The Bank declared $75.0 million and funded $50.0 million during 2003 with the remaining $25.0 million to be funded in 2004. The Bank expects the remaining approved but undeclared $25.0 million dividend to be declared and funded during 2004. During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. In December 2000, the Bank requested and received approval of the distribution to the Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as of December 31, 2001, with the remainder distributed in 2002. The distributions were primarily used by the Company to fund the Company's open market stock repurchase programs, dividend payments and consideration paid in October 2002 to increase the Company's minority investment in Meridian Capital.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     For a discussion of the Impact of New Accounting Pronouncements on the Company's financial condition or results of operations, see Note 3 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

     As part of the overall interest rate risk management strategy, management has entered into derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain borrowings and entering into forward loan sale agreements to offset rate risk on rate-locked loan commitments originated for sale so that changes in interest rates do not have a significant adverse effect on net interest income, net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include interest rate swaps and forward loan sale agreements.

     At December 31, 2003, the Company had $99.5 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $21.2 million related to loan commitments for which the borrowers had not entered into interest rate locks and $78.2 million which were subject to interest rate locks. At December 31, 2003, the Company had $78.2 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a gain of $4.4 million and the fair market value of the related forward loan sale agreements was a loss of $4.4 million at December 31, 2003.

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

     During the third quarter of 2003, the $200.0 million of interest rate swap agreements were cancelled as the Company drew down $200.0 million of fixed-rate FHLB borrowings resulting in a loss of $3.5 million. The $3.5 million was paid to the counterparty and is being amortized into interest expense as a yield adjustment over five years, which is the period in which the related interest on the variable-rate borrowings effects earnings. The amount of the yield adjustment was $0.3 million during the year ended December 31, 2003. There were no interest rate swap agreements outstanding as of December 31, 2003. See Note 19 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

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

     Based on the information and assumptions in effect at December 31, 2003, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $21.6 million or 6.5%, while a 100 basis point gradual decrease in interest rates would increase net interest income by $1.0 million or 0.3%.

     GAP ANALYSIS. Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's "interest rate sensitivity gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2003, the Company's one-year cumulative gap position was a negative 2.24% compared to a positive 3.68% at December 31, 2002. A positive gap will generally result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on the net interest margin.

     The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.

     The gap analysis is an incomplete representation of interest rate risk. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2003 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

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

     Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time. Within the one year time period, money market accounts were assumed to decay at 55%, savings accounts were assumed to decay at 30% and NOW accounts were assumed to decay at 40%. Deposit decay rates (estimated deposit withdrawal activity) can have a significant effect on the Company's estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that these assumed decay rates will approximate actual future deposit withdrawal activity.

     The following table reflects the repricing of the balance sheet, or "gap" position at December 31, 2003.

(IN THOUSANDS)              0 - 90 DAYS   91 - 180 DAYS   181 - 365 DAYS   1 - 5 YEARS   OVER 5 YEARS     TOTAL      FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans(1).......  $  499,072      $ 291,237       $  529,592     $2,551,885    $   848,524    $4,720,310   $4,625,732
  Commercial business and
    other loans...........     873,585         60,838          127,519        368,921         26,980     1,457,843    1,461,978
  Securities
    available-for-
    sale(2)...............     340,485        277,206          455,618      1,304,989        120,029     2,498,327    2,508,700
  Other interest-earning
    assets(3).............      49,266             --               --             --        135,815       185,081      185,081
                            ----------      ---------       ----------     ----------    -----------    ----------   ----------
Total interest-earning
  assets..................   1,762,408        629,281        1,112,729      4,225,795      1,131,348     8,861,561    8,781,491
Interest-bearing
  liabilities:
  Savings, NOW and money
    market deposits.......     291,777        291,777          583,555        620,604      1,472,481     3,260,194    3,260,194
  Certificates of
    deposit...............     442,851        362,036          295,611        278,404             --     1,378,902    1,394,972
  Borrowings..............   1,450,000          1,300               --        575,000        890,000     2,916,300    3,021,087
  Subordinated notes......         (84)           (84)            (168)       148,765             --       148,429      154,875
                            ----------      ---------       ----------     ----------    -----------    ----------   ----------
Total interest-bearing
  liabilities.............   2,184,544        655,029          878,998      1,622,773      2,362,481     7,703,825    7,600,451
Interest sensitivity
  gap.....................    (422,136)       (25,748)         233,731      2,603,022     (1,231,133)
                            ----------      ---------       ----------     ----------    -----------
Cumulative interest
  sensitivity gap.........  $ (422,136)     $(447,884)      $ (214,153)    $2,388,869    $ 1,157,736
                            ==========      =========       ==========     ==========    ===========
Cumulative interest
  sensitivity gap as a
  percentage of total
  assets..................       (4.42)%        (4.69)%          (2.24)%        25.02%         12.13%
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

     The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company's historical experience. The following sets forth the Company's NPV as of December 31, 2003.

                                                                                       NPV AS % OF PORTFOLIO
                                                     NET PORTFOLIO VALUE                  VALUE OF ASSETS
                                            -------------------------------------   ---------------------------
CHANGE (IN BASIS POINTS) IN INTEREST RATES    AMOUNT     $ CHANGE    NPV % CHANGE   RATIO   CHANGE IN NPV RATIO
------------------------------------------  ----------   ---------   ------------   -----   -------------------
                                            (Dollars In Thousands)
+200................................        $  836,968   $(329,312)    28.24%        9.30%         (2.87)%
+100................................         1,002,826    (163,454)     14.01       10.79          (1.38)
  0.................................         1,166,280          --         --       12.17             --
-100................................         1,368,005     201,725      17.30       13.93           1.76

     As of December 31, 2003, the Company's NPV was $1.17 billion, or 12.17% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company's "post shock" NPV was estimated to be $837.0 million, or 9.30% of the market value of assets reflecting an decrease of 2.87% in the NPV ratio.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
INDEPENDENCE COMMUNITY BANK CORP.

     We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As discussed in Notes 3 and 17 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation prospectively. As discussed in Notes 3 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 during the nine months ended December 31, 2001.

                                          /s/ ERNST & YOUNG, LLP
                                          --------------------------------------
                                          Ernst & Young, LLP

New York, New York
February 6, 2004

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                 2003           2002
-----------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks -- interest-bearing.................   $   43,950     $   49,587
Cash and due from banks -- non-interest-bearing.............      128,078        149,470
                                                               ----------     ----------
      Total cash and cash equivalents.......................      172,028        199,057
                                                               ----------     ----------
Securities available-for-sale:
  Investment securities ($14,593 and $13,593 pledged to
    creditors, respectively)................................      296,945        224,908
  Mortgage-related securities ($1,872,549 and $599,041
    pledged to creditors, respectively).....................    2,211,755      1,038,742
                                                               ----------     ----------
      Total securities available-for-sale...................    2,508,700      1,263,650
                                                               ----------     ----------
Loans available-for-sale....................................        5,922        114,379
                                                               ----------     ----------
Mortgage loans on real estate...............................    4,714,388      4,298,040
Other loans.................................................    1,457,843      1,519,333
                                                               ----------     ----------
    Total loans.............................................    6,172,231      5,817,373
    Less: allowance for loan losses.........................      (79,503)       (80,547)
                                                               ----------     ----------
    Total loans, net........................................    6,092,728      5,736,826
                                                               ----------     ----------
Premises, furniture and equipment, net......................      101,383         85,395
Accrued interest receivable.................................       37,046         36,530
Goodwill....................................................      185,161        185,161
Identifiable intangible assets, net.........................          190          2,046
Bank owned life insurance ("BOLI")..........................      175,800        168,357
Other assets................................................      267,649        232,242
                                                               ----------     ----------
      Total assets..........................................   $9,546,607     $8,023,643
                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
  Savings deposits..........................................   $1,613,161     $1,574,531
  Money market deposits.....................................      401,024        192,647
  Active management accounts ("AMA") deposits...............      475,647        495,849
  Interest-bearing demand deposits..........................      694,102        493,997
  Non-interest-bearing demand deposits......................      741,261        593,784
  Certificates of deposit...................................    1,378,902      1,589,252
                                                               ----------     ----------
      Total deposits........................................    5,304,097      4,940,060
                                                               ----------     ----------
Borrowings..................................................    2,916,300      1,931,550
Subordinated notes..........................................      148,429             --
Escrow and other deposits...................................       76,260         34,574
Accrued expenses and other liabilities......................      110,410        197,191
                                                               ----------     ----------
      Total liabilities.....................................    8,555,496      7,103,375
                                                               ----------     ----------
Stockholders' equity:
  Common stock, $.01 par value: 125,000,000 shares
    authorized, 76,043,750 shares issued; 54,475,715 and
    56,248,898 shares outstanding at December 31, 2003 and
    December 31, 2002, respectively.........................          760            760
  Additional paid-in-capital................................      761,880        742,006
  Treasury stock at cost: 21,568,035 and 19,794,852 shares
    at December 31, 2003 and December 31, 2002,
    respectively............................................     (380,088)      (318,182)
  Unallocated common stock held by ESOP.....................      (69,211)       (74,154)
  Unvested awards under Recognition Plan....................       (7,598)       (11,782)
  Retained earnings, partially restricted...................      678,353        575,927
  Accumulated other comprehensive income:
    Net unrealized gain on securities available-for-sale,
     net of tax.............................................        7,015          7,564
    Net unrealized losses on cash flow hedges, net of tax...           --         (1,871)
                                                               ----------     ----------
      Total stockholders' equity............................      991,111        920,268
                                                               ----------     ----------
      Total liabilities and stockholders' equity............   $9,546,607     $8,023,643
                                                               ==========     ==========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              For the         For the
                                                           FOR THE YEAR    For the Year     Nine Months    Twelve Months
                                                               ENDED           Ended           Ended           Ended
                                                           -------------   -------------   -------------   -------------
                                                           DECEMBER 31,    December 31,    December 31,    December 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       2003            2002            2001            2001
------------------------------------------------------------------------------------------------------------------------
                                                             (AUDITED)       (audited)       (audited)      (unaudited)
INTEREST INCOME:
  Mortgage loans on real estate..........................    $271,805        $332,332        $255,734        $344,084
  Other loans............................................      81,674          79,800          55,196          69,876
  Loans available-for-sale...............................       4,774           1,822               1               1
  Investment securities..................................      13,296           8,157           7,794          10,750
  Mortgage-related securities............................      62,918          57,151          36,306          48,075
  Other..................................................       5,653           6,241           7,175           9,835
                                                             --------        --------        --------        --------
    Total interest income................................     440,120         485,503         362,206         482,621
                                                             --------        --------        --------        --------
INTEREST EXPENSE:
  Deposits...............................................      53,257          81,637         109,425         152,551
  Borrowings.............................................      91,089          93,418          62,415          82,843
  Subordinated notes.....................................       3,029              --              --              --
  Trust preferred securities.............................          --             524             786           1,048
                                                             --------        --------        --------        --------
    Total interest expense...............................     147,375         175,579         172,626         236,442
                                                             --------        --------        --------        --------
    Net interest income..................................     292,745         309,924         189,580         246,179
                                                             --------        --------        --------        --------
Provision for loan losses................................       3,500           8,000           7,875           8,475
                                                             --------        --------        --------        --------
    Net interest income after provision for loan
      losses.............................................     289,245         301,924         181,705         237,704
                                                             --------        --------        --------        --------
NON-INTEREST INCOME:
  Net gain on sales of loans and securities..............         765             557           2,850           3,145
  Mortgage-banking activities............................      25,407          13,759           8,863          12,934
  Service fees...........................................      69,270          50,476          25,995          32,355
  BOLI...................................................       8,833           6,294           4,531           5,567
  Other..................................................       8,464           4,032           2,234           3,068
                                                             --------        --------        --------        --------
    Total non-interest income............................     112,739          75,118          44,473          57,069
                                                             --------        --------        --------        --------
NON-INTEREST EXPENSE:
  Compensation and employee benefits.....................     100,262          96,298          57,759          74,047
  Occupancy costs........................................      26,547          22,839          17,095          23,113
  Data processing fees...................................      10,029           8,951           6,700           8,273
  Advertising............................................       7,845           6,194           4,211           5,777
  Amortization of goodwill...............................          --              --              --           3,594
  Amortization of identifiable intangible assets.........       1,855           6,971           5,761           7,481
  Other..................................................      42,265          43,802          24,115          33,644
                                                             --------        --------        --------        --------
    Total non-interest expense...........................     188,803         185,055         115,641         155,929
                                                             --------        --------        --------        --------
Income before provision for income taxes.................     213,181         191,987         110,537         138,844
Provision for income taxes...............................      76,211          69,585          40,899          52,779
                                                             --------        --------        --------        --------
Net income...............................................    $136,970        $122,402        $ 69,638        $ 86,065
                                                             ========        ========        ========        ========
Basic earnings per share.................................    $   2.74        $   2.37        $   1.33        $   1.64
                                                             ========        ========        ========        ========
Diluted earnings per share...............................    $   2.60        $   2.24        $   1.27        $   1.58
                                                             ========        ========        ========        ========

See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        YEARS ENDED DECEMBER 31, 2003 AND 2002 AND NINE MONTHS ENDED DECEMBER 31, 2001
                                   -----------------------------------------------------------------------------------------
                                                                     UNALLOCATED      UNEARNED
                                                                       COMMON          COMMON                   ACCUMULATED
                                            ADDITIONAL                  STOCK        STOCK HELD                    OTHER
                                   COMMON    PAID-IN-    TREASURY      HELD BY     BY RECOGNITION   RETAINED   COMPREHENSIVE
(IN THOUSANDS, EXCEPT SHARE DATA)  STOCK     CAPITAL       STOCK        ESOP            PLAN        EARNINGS   INCOME/(LOSS)
----------------------------------------------------------------------------------------------------------------------------
BALANCE -- MARCH 31, 2001...        $760     $723,418    $(230,012)   $(82,805)       $(22,744)     $425,016      $  (477)
Comprehensive income:
  Net income for the nine months
    ended December 31, 2001...        --           --           --          --              --        69,638           --
  Other comprehensive income, net
    of tax of $5.1 million
    Change in net unrealized
      losses on securities
      available-for-sale, net of
      tax..............               --           --           --          --              --            --       10,542
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax...........               --           --           --          --              --            --       (1,216)
                                    ----     --------    ---------    --------        --------      --------      -------
Comprehensive income...               --           --           --          --              --        69,638        9,326
Repurchase of common stock
  (845,000 shares).....               --           --      (18,352)         --              --            --           --
Valuation adjustment for deferred
  income tax benefit...               --        7,883           --          --              --            --           --
Treasury stock issued for options
  exercised and director fees
  (33,187 shares)......               --          210        1,180          --              --            --           --
Dividends declared.....               --           --           --          --              --       (14,580)          --
Accelerated vesting of options...     --          603           --          --              --            --           --
ESOP shares committed to be
  released.............               --          719           --       3,707              --            --           --
Amortization of earned portion of
  Recognition Plan.....               --        1,940           --          --           5,103            --           --
                                    ----     --------    ---------    --------        --------      --------      -------
BALANCE -- DECEMBER 31, 2001...      760      734,773     (247,184)    (79,098)        (17,641)      480,074        8,849
                                    ----     --------    ---------    --------        --------      --------      -------
Comprehensive income:
  Net income for the year ended
    December 31, 2002...              --           --           --          --              --       122,402           --
  Other comprehensive income, net
    of tax of $5.4 million
    Change in net unrealized
      losses on cash flow hedges,
      net of tax of $1.1
      million..........               --           --           --          --              --            --       (1,871)
    Change in net unrealized
      gains on securities
      available-for-sale, net of
      tax of $0.7 million...          --           --           --          --              --            --       (1,212)
    Less: reclassification
      adjustment of net gains
      realized in net income, net
      of tax of $0.1 million...       --           --           --          --              --            --          (73)
                                    ----     --------    ---------    --------        --------      --------      -------
Comprehensive income...               --           --           --          --              --       122,402       (3,156)
Repurchase of common stock
  (3,538,650 shares)...               --           --      (92,147)         --              --            --           --
Valuation adjustment for deferred
  income tax benefit...               --       (1,038)          --          --              --            --           --
Treasury stock issued for options
  exercised, director fees and
  Meridian Capital (1,414,988
  shares)..............               --        1,488       21,149          --              --            --           --
Dividends declared.....               --           --           --          --              --       (26,549)          --
Accelerated vesting of options...     --          115           --          --              --            --           --
ESOP shares committed to be
  released.............               --        2,840           --       4,944              --            --           --
Amortization of earned portion of
  Recognition Plan.....               --        3,828           --          --           5,859            --           --
                                    ----     --------    ---------    --------        --------      --------      -------
BALANCE -- DECEMBER 31, 2002...     $760     $742,006    $(318,182)   $(74,154)       $(11,782)     $575,927      $ 5,693
                                    ====     ========    =========    ========        ========      ========      =======
Comprehensive income:
  Net income for the year ended
    December 31, 2003...              --           --           --          --              --       136,970           --
  Other comprehensive income, net
    of tax of $3.9 million
    Change in net unrealized
      losses on cash flow hedges,
      net of tax of $1.1
      million..........               --           --           --          --              --            --        4,094
    Less: reclassification
      adjustment of net loss
      realized on cash flow
      hedges, net of tax of $1.2
      million..........               --           --           --          --              --            --       (2,223)
    Change in net unrealized
      gains on securities
      available-for-sale, net of
      tax of $0.3 million...          --           --           --          --              --            --         (549)
                                    ----     --------    ---------    --------        --------      --------      -------
Comprehensive income...               --           --           --          --              --       136,970        1,322
Repurchase of common stock
  (2,765,900 shares)...               --           --      (78,068)         --              --            --           --
Valuation adjustment for deferred
  income tax benefit...               --       (3,070)          --          --              --            --           --
Treasury stock issued for options
  exercised (and related tax
  benefit) and for director fees
  (992,717 shares).....               --       14,360       16,162          --              --            --           --
Dividends declared.....               --           --           --          --              --       (34,544)          --
Accelerated vesting of options...     --          185           --          --              --            --           --
Stock compensation expense...         --          153           --          --              --            --           --
ESOP shares committed to be
  released.............               --        3,674           --       4,943              --            --           --
Amortization of earned portion of
  Recognition Plan.....               --        4,572           --          --           4,184            --           --
                                    ----     --------    ---------    --------        --------      --------      -------
BALANCE -- DECEMBER 31, 2003...     $760     $761,880    $(380,088)   $(69,211)       $ (7,598)     $678,353      $ 7,015
                                    ====     ========    =========    ========        ========      ========      =======

                                   YEARS ENDED DECEMBER 31, 2003 AND 2002 AND NINE MONTHS ENDED DECEMBER 31, 2001
                                   --------

(IN THOUSANDS, EXCEPT SHARE DATA)   TOTAL
---------------------------------  --------
BALANCE -- MARCH 31, 2001...       $813,156
Comprehensive income:
  Net income for the nine months
    ended December 31, 2001...       69,638
  Other comprehensive income, net
    of tax of $5.1 million
    Change in net unrealized
      losses on securities
      available-for-sale, net of
      tax..............              10,542
    Less: reclassification
      adjustment of net losses
      realized in net income, net
      of tax...........              (1,216)
                                   --------
Comprehensive income...              78,964
Repurchase of common stock
  (845,000 shares).....             (18,352)
Valuation adjustment for deferred
  income tax benefit...               7,883
Treasury stock issued for options
  exercised and director fees
  (33,187 shares)......               1,390
Dividends declared.....             (14,580)
Accelerated vesting of options...       603
ESOP shares committed to be
  released.............               4,426
Amortization of earned portion of
  Recognition Plan.....               7,043
                                   --------
BALANCE -- DECEMBER 31, 2001...     880,533
                                   --------
Comprehensive income:
  Net income for the year ended
    December 31, 2002...            122,402
  Other comprehensive income, net
    of tax of $5.4 million
    Change in net unrealized
      losses on cash flow hedges,
      net of tax of $1.1
      million..........              (1,871)
    Change in net unrealized
      gains on securities
      available-for-sale, net of
      tax of $0.7 million...         (1,212)
    Less: reclassification
      adjustment of net gains
      realized in net income, net
      of tax of $0.1 million...         (73)
                                   --------
Comprehensive income...             119,246
Repurchase of common stock
  (3,538,650 shares)...             (92,147)
Valuation adjustment for deferred
  income tax benefit...              (1,038)
Treasury stock issued for options
  exercised, director fees and
  Meridian Capital (1,414,988
  shares)..............              22,637
Dividends declared.....             (26,549)
Accelerated vesting of options...       115
ESOP shares committed to be
  released.............               7,784
Amortization of earned portion of
  Recognition Plan.....               9,687
                                   --------
BALANCE -- DECEMBER 31, 2002...    $920,268
                                   ========
Comprehensive income:
  Net income for the year ended
    December 31, 2003...            136,970
  Other comprehensive income, net
    of tax of $3.9 million
    Change in net unrealized
      losses on cash flow hedges,
      net of tax of $1.1
      million..........               4,094
    Less: reclassification
      adjustment of net loss
      realized on cash flow
      hedges, net of tax of $1.2
      million..........              (2,223)
    Change in net unrealized
      gains on securities
      available-for-sale, net of
      tax of $0.3 million...           (549)
                                   --------
Comprehensive income...             138,292
Repurchase of common stock
  (2,765,900 shares)...             (78,068)
Valuation adjustment for deferred
  income tax benefit...              (3,070)
Treasury stock issued for options
  exercised (and related tax
  benefit) and for director fees
  (992,717 shares).....              30,522
Dividends declared.....             (34,544)
Accelerated vesting of options...       185
Stock compensation expense...           153
ESOP shares committed to be
  released.............               8,617
Amortization of earned portion of
  Recognition Plan.....               8,756
                                   --------
BALANCE -- DECEMBER 31, 2003...    $991,111
                                   ========

See accompanying notes to consolidated financial statements.

                       INDEPENDENCE COMMUNITY BANK CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months    Twelve Months
                                                               YEAR ENDED     Year Ended       Ended           Ended
                                                              DECEMBER 31,   December 31,   December 31,    December 31,
                                                              ------------   ------------   ------------   --------------
(IN THOUSANDS)                                                    2003           2002           2001            2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   136,970    $   122,402    $    69,638     $    86,065
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses...................................        3,500          8,000          7,875           8,475
Net gain on sale of loans and securities....................         (765)          (557)        (2,850)         (3,145)
Originations of loans available-for-sale....................   (1,798,108)    (1,306,929)      (445,991)       (601,226)
Proceeds on sales of loans available-for-sale...............    1,919,941      1,211,761        423,923         837,254
Amortization of deferred income and premiums................       19,107         (1,444)        (4,252)         (6,498)
Amortization of goodwill....................................           --             --             --           3,594
Amortization of identifiable intangibles....................        1,855          6,971          5,761           7,481
Amortization of unearned compensation of ESOP and
  Recognition Plan..........................................       16,603         17,011         11,280          14,306
Depreciation and amortization...............................       11,561         11,458          9,029          12,124
Deferred income tax provision (benefit).....................       10,678        (24,443)        27,753          26,790
(Increase) decrease in accrued interest receivable..........         (516)           906           (317)            156
(Increase) decrease in accounts receivable-securities
  transactions..............................................       (4,318)        (1,943)         2,027             (78)
Decrease in other accounts receivable.......................            2          7,394            862          18,960
(Decrease) increase in accrued expenses and other
  liabilities...............................................      (73,249)       (27,472)        78,132          88,207
Other, net..................................................      (18,885)       (19,266)         2,683           2,478
                                                              ------------   -----------    -----------     -----------
Net cash provided by operating activities...................      224,376          3,849        185,553         494,943
                                                              ------------   -----------    -----------     -----------
CASH FLOW FROM INVESTING ACTIVITIES:
Loan originations and purchases.............................   (2,402,462)    (1,402,892)    (1,113,081)     (1,379,169)
Principal payments on loans.................................    1,802,535      1,429,732        674,143         874,410
Proceeds from sale of loans from portfolio..................           --        257,559             --              --
Advances on mortgage warehouse lines of credit..............  (10,291,152)    (7,016,355)    (3,883,054)     (4,498,286)
Repayments on mortgage warehouse lines of credit............   10,532,666      6,770,463      3,726,532       4,265,834
Proceeds from sale of securities available-for-sale.........       48,886        105,493        362,266         386,707
Proceeds from maturities of securities available-for-sale...      101,457         37,717          3,025           5,050
Principal collected on securities available-for-sale........    1,627,618        940,633        269,720         302,327
Purchases of securities available-for-sale..................   (3,048,363)    (1,325,231)      (723,299)       (790,838)
Purchase of BOLI............................................           --        (50,000)            --              --
Purchase of Federal Home Loan Bank stock....................      (34,237)       (16,143)        (3,112)         (3,112)
Proceeds from sale of other real estate.....................           --            166            200             201
Net additions to premises, furniture and equipment..........      (27,548)       (15,564)        (5,590)         (6,900)
                                                              ------------   -----------    -----------     -----------
Net cash used in investing activities.......................   (1,690,600)      (284,422)      (692,250)       (843,776)
                                                              ------------   -----------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits.................      574,387        409,670        551,357         643,459
Net decrease in time deposits...............................     (210,350)      (264,385)      (422,639)       (329,362)
Net increase in borrowings..................................      984,750        248,762        373,495         101,213
Net increase in subordinated notes..........................      148,429             --             --              --
Net increase (decrease) in escrow and other deposits........       41,686         (3,787)       (33,791)        (20,396)
Decrease in cumulative trust preferred securities...........           --        (11,067)            --              --
Proceeds on exercise of stock options.......................       12,905         11,500          1,078           1,078
Repurchase of common stock..................................      (78,068)       (92,147)       (18,352)        (36,976)
Dividends paid..............................................      (34,544)       (26,549)       (14,580)        (18,950)
                                                              ------------   -----------    -----------     -----------
Net cash provided by financing activities...................    1,439,195        271,997        436,568         340,066
                                                              ------------   -----------    -----------     -----------
Net decrease in cash and cash equivalents...................      (27,029)        (8,576)       (70,129)         (8,767)
Cash and cash equivalents at beginning of period............      199,057        207,633        277,762         216,400
                                                              ------------   -----------    -----------     -----------
Cash and cash equivalents at end of period..................  $   172,028    $   199,057    $   207,633     $   207,633
                                                              ============   ===========    ===========     ===========
Income taxes paid...........................................  $    53,875    $    99,181    $    25,738     $    26,255
                                                              ============   ===========    ===========     ===========
Interest paid...............................................  $   150,923    $   175,057    $   168,832     $   236,356
                                                              ============   ===========    ===========     ===========
Income tax benefit realized from exercise of stock
  options...................................................  $     6,076    $     4,652    $       277     $       283
                                                              ============   ===========    ===========     ===========

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, DECEMBER 31, 2002 AND DECEMBER 31, 2001

1.  ORGANIZATION/FORM OF OWNERSHIP

     Independence Community Bank was originally founded as a New York-chartered mutual savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a newly formed mutual holding company (the "Mutual Holding Company").

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

2.  ACQUISITIONS

     On November 25, 2003, the Company announced that it had signed a definitive agreement to merge with Staten Island Bancorp, Inc. ("SIB"). Pursuant to the agreement, the Company will merge with SIB, in a transaction valued at the time of execution of the definitive agreement at approximately $1.5 billion or $23.88

INDEPENDENCE COMMUNITY BANK CORP.

per SIB share. Upon completion of the merger, SIB's wholly owned subsidiary, SI Bank and Trust, will merge with and into the Bank.

     Under the terms of the SIB agreement, which was approved unanimously by both boards of directors, the aggregate consideration to be paid in the merger will consist of $368.5 million in cash and approximately 28,850,000 shares of the Company's common stock. Holders of SIB common stock will receive cash or shares of the Company's common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 75% paid in the Company's common stock and 25% paid in cash. The value of the merger consideration per share of SIB common stock will be calculated in accordance with the following formula: the sum of (i) $5.97025 and
(ii) 0.4674 times the average of the closing prices of the Company's common stock for the ten consecutive full trading days ending on the tenth business day before the completion of the merger. Based on the $38.32 closing price of the Company's common stock on November 21, 2003, the last full trading day prior to the date of the merger agreement, SIB stockholders would receive $23.88 per share in cash or 0.6232 share of the Company's common stock for each share of SIB common stock. The value of the merger consideration and the actual exchange ratio per share of SIB common stock at the completion of the merger will vary from the initial values if the average Independence common stock price during the ten trading day measurement period is greater or less than $38.32, which is likely.

     The transaction is expected to close in the second quarter of 2004 and is subject to receipt of various regulatory approvals and certain other conditions. The transaction received approval from both companies' stockholders at their respective special meetings of stockholders held on March 8, 2004. In addition on March 1, 2004, SIB and the Company announced the completion of the sale of the majority of the assets and operations of SIB Mortgage Corp., the mortgage banking subsidiary of SI Bank & Trust, to Lehman Brothers. The remaining SIB Mortgage Corp. offices are either under contract for sale and are currently scheduled to be sold or are in the process of being shut down by the end of the first quarter of 2004.

     The SIB agreement provides for the payment of a termination fee payable to the Company under certain circumstances.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of the Company and its subsidiaries. These policies conform with accounting principles generally accepted in the United States of America.

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

INDEPENDENCE COMMUNITY BANK CORP.

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

     The Company generally places loans on non-accrual status when principal or interest payments become 90 days past due, except those loans reported as 90 days past maturity within the overall total of non-performing loans. However, FHA or VA loans continue to accrue interest because their interest payments are guaranteed by various government programs and agencies. Loans may be placed on non-accrual status earlier if management believes that collection of interest or principal is doubtful or when such loans have such well defined weaknesses that collection in full of principal or interest may not be probable. When a loan is placed on non-accrual status, accrual of interest income is discontinued and uncollected interest is reversed against current interest income. Interest income on non-accrual loans is recorded only when received in cash. A loan is returned to accrual status when the principal and interest are no longer past due and the borrower's ability to make periodic principal and interest payments is reasonably assured.

     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The Company identifies and measures impaired loans in conjunction with its assessment of the allowance for loan losses. An allowance for impaired loans is a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. The Company's evaluation of impaired loans includes a review of non-accrual commercial business, commercial real estate and multi-family residential loans as well as a review of other performing loans that may meet the definition of loan impairment. Smaller balance homogenous loans, such as consumer and residential mortgage loans, are specifically excluded from individual review for impairment. Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company's impaired loan portfolio is primarily collateral dependent. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the underlying collateral or the present value of the expected future cash flows. All loans subject to evaluation and considered impaired are included in non-performing assets. Interest income on impaired loans is recognized on a cash basis.

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

INDEPENDENCE COMMUNITY BANK CORP.

becomes 180 days past due. Home equity loans and lines of credit are written down to the appraised value of the underlying property when the loan becomes 120 days and 180 days past due, respectively.

  ALLOWANCE FOR LOAN LOSSES

     The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. The formalized process for assessing the level of the allowance for loan losses is performed no less than quarterly. Individual loans are specifically identified by loan officers as meeting the criteria of criticized or classified loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria to be characterized as criticized or classified are categorized as pass loans. Each risk level, including pass loans, has an associated reserve factor that increases as the risk level category increases. The reserve factor for criticized and classified loans becomes larger as the risk level increases but is the same regardless of the loan type. The reserve factor for pass loans differs based upon the loan and collateral type. The reserve factor is applied to the aggregate balance of loans designated to each risk level to compute the reserve requirement. This method of analysis is performed on the entire loan portfolio. Other considerations used to support the balance of the allowance for loan losses and its components include regulatory examinations and national and local economic data associated with the real estate market in the Company's market area. The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate.

  LOAN SERVICING ASSETS AND RETAINED RECOURSE

     The cost of mortgage loans sold, with servicing rights and recourse retained, is allocated between the loans, the servicing rights and the retained recourse based on their estimated fair values at the time of loan sale. Servicing assets are carried at the lower of cost or fair value and are amortized in proportion to, and over the period of, net servicing income. The estimated fair value of loan servicing assets is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, servicing costs and discount rates that the Company believes market participants would use for similar assets. Capitalized loan servicing assets are stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. The Company increases the amortization of the loan servicing asset in the event the recorded value of an individual stratum exceeds fair value.

     Under the terms of the sales agreements with Fannie Mae, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. The Company has established a liability of $7.2 million which represents the amount that the Company would have to pay a third party to assume the liability of the retained recourse. The valuation calculates the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve.

  PREMISES, FURNITURE AND EQUIPMENT

     Land is carried at cost. Buildings and improvements, leasehold improvements, furniture, automobiles and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed on a

INDEPENDENCE COMMUNITY BANK CORP.

straight-line basis over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Buildings............................................   10 to 30 years
Furniture and equipment..............................   3 to 10 years
Automobiles..........................................   3 years

     Leasehold improvements are amortized on a straight-line basis over the lives of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which resulted in discontinuing the amortization of goodwill.

     Under the SFAS No. 142, goodwill is carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as non-interest expense in the period of impairment. However, under the terms of SFAS No. 142, identifiable intangible assets (such as core deposit premiums) with identifiable lives continue to be amortized. Core deposit intangibles are amortized on a straight-line basis over seven years.

     The Company's goodwill was $185.2 million at December 31, 2003 and December 31, 2002. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2003. The Company tests the value of its goodwill at least annually. The Company has identified the goodwill impairment test as a critical accounting estimate.

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

INDEPENDENCE COMMUNITY BANK CORP.

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

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and unvested 1998 Recognition and Retention Plan and Trust Agreement (the "Recognition Plan") shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.

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

     For stock options, granted prior to January 1, 2003, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or non-employee director must pay to acquire the stock. To date, no compensation expense has been recorded at the time of grant for stock options granted prior to January 1, 2003, since, for all granted options, the market price on the date of grant equaled the amount employees or non-employee directors must pay to acquire stock. However, compensation expense has been recognized as a result of the accelerated vesting of options occurring upon the retirement of senior officers. Under the terms of the Company's option plans, unvested options held by retiring senior officers and non-employee directors of the Company only vest upon retirement if the Board of Directors or the Committee administering the option plan allow the acceleration of the vesting of such unvested options.

INDEPENDENCE COMMUNITY BANK CORP.

     Effective January 1, 2003, the Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with the fair value-based method of accounting described in SFAS No. 123, "Accounting for Stock-Based Compensation, as amended."

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. Because the Company recognized the fair value provisions prospectively, compensation expense related to employee stock options granted did not have a full impact during 2003. The adoption of SFAS No. 123, as amended, did not have a material effect on the Company's financial condition or results of operations. See "Impact of New Accounting Pronouncements" below.

  COMPREHENSIVE INCOME

     Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distribution to owners. OCI includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Comprehensive income and accumulated OCI are reported net of related income taxes. Accumulated OCI consists of unrealized gains and losses on available-for-sale securities, net of related income taxes and the change in fair value of interest rate swap agreements, net of related income taxes, designated as cash flow hedges.

  SEGMENT REPORTING

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires disclosures for each segment including quarterly disclosure requirements and a partitioning of geographic disclosures, including geographic information by country. As a community-oriented financial institution, substantially all of the Company's operations (which comprise substantially all of the consolidated group's activities) involve the delivery of loan and deposit products to customers located primarily in its market area. The Bank's three key business divisions (the Commercial Real Estate Division, the Consumer Business Banking Division and the Business Banking Division) are codependent upon each other for both their source of funds as well as the utilization of such funds. Currently, business divisions are judged and analyzed using traditional criteria including loan origination levels, deposit origination levels, credit quality, adherence to expense budgets and other similar criteria, which data exists in a form deemed accurate and reliable by management. The President and Chief Executive Officer, the Company's chief decision maker, has and continues to use these traditional criteria to make decisions regarding an individual division's operations as well as the Company's operations as a whole.

  TREASURY STOCK

     Repurchases of common stock are recorded as treasury stock at cost.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the consolidated statements of cash flows, the Company defines cash and cash equivalents as highly liquid investments with original maturities of three months or less.

  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     The following is a description of new accounting pronouncements and their effect on the Company's financial condition and results of operations.

INDEPENDENCE COMMUNITY BANK CORP.

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

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation when a company changes from the intrinsic value method to the fair value method of accounting for employee stock-based compensation cost. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in both annual as well as interim financial statements. The provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002 and for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. In January 2003, the Company announced that beginning in 2003 it will recognize compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123, as amended by SFAS No. 148. The implementation of SFAS No. 123, as amended, did not have a material effect on the Company's financial condition or results of operations at or for the year ended December 31, 2003 (see Note 17). Furthermore, based upon the number of options granted during the year ended December 31, 2003, the Company does not expect a material effect to its financial condition or results of operations over the vesting period of the options granted during 2003.

  GUARANTOR'S ACCOUNTING

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The adoption of the requirements of FIN 45 did not have a material effect on the Company's financial condition or results of operations.

  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities with certain

INDEPENDENCE COMMUNITY BANK CORP.

characteristics. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. The adoption of FIN 46, as revised, did not have a material impact on the Company's financial condition or results of operations.

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

INDEPENDENCE COMMUNITY BANK CORP.

4.  SECURITIES AVAILABLE-FOR-SALE

     The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                                          DECEMBER 31, 2003
                                          -------------------------------------------------
                                                         GROSS        GROSS      ESTIMATED
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR
(IN THOUSANDS)                               COST        GAINS        LOSSES       VALUE
-------------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
     U.S. Government and agencies.......  $   15,549    $    37      $     (1)   $   15,585
     Corporate..........................     119,013      1,399          (837)      119,575
     Municipal..........................       4,282        308            --         4,590
                                          ----------    -------      --------    ----------
  Total debt securities.................     138,844      1,744          (838)      139,750
                                          ----------    -------      --------    ----------
  Equity securities:
     Preferred..........................     158,462      3,352        (5,945)      155,869
     Common.............................         386        940            --         1,326
                                          ----------    -------      --------    ----------
  Total equity securities...............     158,848      4,292        (5,945)      157,195
                                          ----------    -------      --------    ----------
Total investment securities.............     297,692      6,036        (6,783)      296,945
                                          ----------    -------      --------    ----------
Mortgage-related securities:
  Fannie Mae pass through
     certificates.......................     142,956      3,221            --       146,177
  GNMA pass through certificates........       8,981        675            (1)        9,655
  Freddie Mac pass through
     certificates.......................       5,140        273            (2)        5,411
  Collateralized mortgage obligation
     bonds..............................   2,043,558     15,498        (8,544)    2,050,512
                                          ----------    -------      --------    ----------
Total mortgage-related securities.......   2,200,635     19,667        (8,547)    2,211,755
                                          ----------    -------      --------    ----------
Total securities available-for-sale.....  $2,498,327    $25,703      $(15,330)   $2,508,700
                                          ==========    =======      ========    ==========

                                                          December 31, 2002
                                          -------------------------------------------------
                                                         Gross        Gross      Estimated
                                          Amortized    Unrealized   Unrealized      Fair
(In Thousands)                               Cost        Gains        Losses       Value
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
                                          ==========    =======      =======     ==========

INDEPENDENCE COMMUNITY BANK CORP.

     Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2003. Approximately $121,000, or 0.8%, of the unrealized loss was comprised of securities in a continuous loss position for twelve months or more which consisted primarily of corporate bonds and mortgage-related securities. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

                                                          AT DECEMBER 31, 2003
                                             -----------------------------------------------
                                                 UNDER ONE YEAR          ONE YEAR OR MORE
                                             ----------------------   ----------------------
                                               GROSS      ESTIMATED     GROSS      ESTIMATED
                                             UNREALIZED     FAIR      UNREALIZED     FAIR
(IN THOUSANDS)                                 LOSSES       VALUE       LOSSES       VALUE
--------------------------------------------------------------------------------------------
Investment securities:
  Debt securities:
     U.S. Government and agencies..........   $     1     $  1,510       $ --       $   --
     Corporate.............................       750       24,250         87          913
                                              -------     --------       ----       ------
  Total debt securities....................       751       25,760         87          913
                                              -------     --------       ----       ------
  Equity securities:
     Preferred.............................     5,945       54,055         --           --
                                              -------     --------       ----       ------
  Total equity securities..................     5,945       54,055         --           --
                                              -------     --------       ----       ------
Total investment securities................     6,696       79,815         87          913
                                              -------     --------       ----       ------
Mortgage-related securities:
     GNMA pass through certificates........         1           48         --            7
     Freddie Mac pass through
       certificates........................        --           --          2          193
     Collateralized mortgage obligation
       bonds...............................     8,512      733,275         32        7,270
                                              -------     --------       ----       ------
Total mortgage-related securities..........     8,513      733,323         34        7,470
                                              -------     --------       ----       ------
Total securities available-for-sale........   $15,209     $813,138       $121       $8,383
                                              =======     ========       ====       ======

     The strategy for the securities portfolio is to maintain a short duration, minimizing exposure to sustained increases in interest rates. This is achieved through investments in securities with predictable cash flows and short average lives, and the purchase of certain adjustable-rate instruments.

     Mortgage-backed securities ("MBS") are primarily securities with planned amortization class structures. These instruments provide a relatively stable source of cash flows, although they may be impacted by changes in interest rates. Such MBS securities are either guaranteed by Freddie Mac, GNMA or Fannie Mae, or represent collateralized mortgage-backed obligations ("CMOs") backed by government agency securities or private issuances securities. These CMOs, by virtue of the underlying collateral or structure, are principally AAA rated and are current pay sequentials or planned amortization class structures.

     Equity securities were comprised principally of common and preferred stock of certain publicly traded companies. Other securities maintained in the portfolio consist of corporate bonds and U.S. Government and agencies.

     At December 31, 2003, securities with a fair value of $1.89 billion were pledged to secure securities sold under agreements to repurchase, other borrowings and for other purposes required by law.

INDEPENDENCE COMMUNITY BANK CORP.

     Sales of available-for-sale securities are summarized as follows:

                                                                                 Nine Months
                                                 YEAR ENDED      Year Ended         Ended
                                                DECEMBER 31,    December 31,    December 31,
                                                -------------   -------------   -------------
(IN THOUSANDS)                                      2003            2002            2001
---------------------------------------------------------------------------------------------
Proceeds from sales...........................     $48,886        $105,493        $362,266
Gross gains...................................         476             656           2,852
Gross losses..................................          --            (243)            (34)

     The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

                                                                DECEMBER 31, 2003
                                                              ----------------------
                                                              AMORTIZED   ESTIMATED
(IN THOUSANDS)                                                  COST      FAIR VALUE
------------------------------------------------------------------------------------
One year or less............................................  $ 25,248     $ 25,481
One year through five years.................................    14,613       15,254
Five years through ten years................................    14,193       15,062
Over ten years..............................................    84,790       83,953
                                                              --------     --------
                                                              $138,844     $139,750
                                                              ========     ========

     The amortized cost and estimated fair value of mortgage-related securities by contractual maturity are as follows:

                                                                 DECEMBER 31, 2003
                                                              -----------------------
                                                              AMORTIZED    ESTIMATED
(IN THOUSANDS)                                                   COST      FAIR VALUE
-------------------------------------------------------------------------------------
One year or less............................................  $   17,143   $   17,058
One year through five years.................................      69,031       68,996
Five years through ten years................................      64,222       64,383
Over ten years..............................................   2,050,239    2,061,318
                                                              ----------   ----------
                                                              $2,200,635   $2,211,755
                                                              ==========   ==========

5.  LOANS AVAILABLE-FOR-SALE AND LOAN SERVICING ASSETS

     Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Loans available-for-sale:
  Single-family residential.................................
                                                                 $2,687       $   7,576
  Multi-family residential..................................
                                                                  3,235         106,803
                                                                 ------       ---------
Total loans available-for-sale..............................     $5,922       $ 114,379
                                                                 ======       =========

  FANNIE MAE LOAN SALE PROGRAM

     The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate

INDEPENDENCE COMMUNITY BANK CORP.

and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the year ended December 31, 2003, the Company originated for sale $1.62 billion and sold $1.73 billion of fixed-rate multi-family loans in the secondary market to Fannie Mae with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company's underwriting guidelines. At December 31, 2003, the Company serviced $3.46 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $130.9 million.

     The maximum loss exposure of the associated credit risk related to the loans sold to Fannie Mae under this program is calculated pursuant to a review of each loan sold to Fannie Mae. A risk level is assigned to each such loan based upon the loan product, debt service coverage ratio and loan to value ratio of the loan. Each risk level has a corresponding sizing factor which, when applied to the original principal balance of the loan sold, equates to a recourse balance for the loan. The sizing factors are periodically reviewed by Fannie Mae based upon its ongoing review of loan performance and are subject to adjustment. The recourse balances for each of the loans are aggregated to create a maximum loss exposure for the entire portfolio at any given point in time. The Company's maximum loss exposure for the entire portfolio of sold loans is periodically reviewed and, based upon factors such as amount, size, types of loans and loan performance, may be adjusted downward. Fannie Mae is restricted from increasing the maximum exposure on loans previously sold to it under this program as long as (i) the total borrower concentration (i.e., the total amount of loans extended to a particular borrower or a group of related borrowers) as applied to all mortgage loans delivered to Fannie Mae since the sales program began does not exceed 10% of the aggregate loans sold to Fannie Mae under the program and (ii) the average principal balance per loan of all mortgage loans delivered to Fannie Mae since the sales program began continues to be $4.0 million or less.

     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve with a range of estimated losses. At December 31, 2003 the Company had a $7.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

     As a result of retaining servicing on $3.58 billion of loans sold to Fannie Mae, which include both loans originated for sale and loans sold from portfolio, the Company had a $7.8 million servicing asset at December 31, 2003.

     At December 31, 2003, 2002 and 2001, the Company was servicing loans on behalf of others, which are not included in the consolidated financial statements of $3.65 billion, $2.35 billion and $1.19 billion, respectively. The right to service loans for others is generally obtained by the sale of loans with servicing retained.

INDEPENDENCE COMMUNITY BANK CORP.

     A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

                                                                                 Nine Months
                                                 YEAR ENDED      Year Ended         Ended
                                                DECEMBER 31,    December 31,    December 31,
                                                -------------   -------------   -------------
(IN THOUSANDS)                                      2003            2002            2001
---------------------------------------------------------------------------------------------
Balance at beginning of period................     $ 6,445         $ 4,273         $1,961
  Capitalized servicing asset.................       7,307           5,544          3,047
  Reduction of servicing asset................      (5,980)         (3,372)          (735)
                                                   -------         -------         ------
Balance at end of period......................     $ 7,772         $ 6,445         $4,273
                                                   =======         =======         ======

  FANNIE MAE DUS PROGRAM

     During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. ("ICM Capital"), a newly formed subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing ("DUS") mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital with the remaining two-thirds of all losses being assumed by Fannie Mae. There were no loans originated under this DUS program during the year ended December 31, 2003 and ICM Capital did not effect the Company's statement of condition or results of operations for the year ended December 31, 2003.

     The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC ("Meridian Company"), a Delaware limited liability company, has a one-third ownership interest. ICM Capital is an integral part of the expansion of the Company's multi-family lending activities along the East Coast and its operations will be coordinated with those of Meridian Capital Group, LLC ("Meridian Capital"). Meridian Capital is 65% owned by Meridian Capital Funding, Inc. ("Meridian Funding"), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Company. Meridian Funding and Meridian Company have the same principal owners (see Note 21).

  SINGLE-FAMILY LOAN SALE PROGRAM

     Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services ("Cendant"). Under this program, the Company utilizes Cendant's mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company's name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the year ended December 31, 2003, the Company originated for sale $172.5 million and sold $174.2 million of single-family residential mortgage loans through the program. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

INDEPENDENCE COMMUNITY BANK CORP.

     A summary of mortgage-banking activity income is as follows for the periods indicated:

                                                                                 Nine Months
                                                 YEAR ENDED      Year Ended         Ended
                                                DECEMBER 31,    December 31,    December 31,
                                                -------------   -------------   -------------
(IN THOUSANDS)                                      2003            2002            2001
---------------------------------------------------------------------------------------------
Origination fees..............................     $ 9,046         $ 8,121         $3,146
Servicing fees................................       3,609           1,465            773
Gain on sales.................................      18,396           7,545          5,679
Change in fair value of loan commitments......       3,261           1,133             --
Change in fair value of forward loan sale
  agreements..................................      (3,261)         (1,133)            --
Amortization of loan servicing asset..........      (5,644)         (3,372)          (735)
                                                   -------         -------         ------
Total mortgage-banking activity income........     $25,407         $13,759         $8,863
                                                   =======         =======         ======

     Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") (see Note 19).

6.  LOANS RECEIVABLE, NET

     Loans are summarized as follows:

                                                              DECEMBER 31,   December 31,
                                                              ------------   ------------
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
Mortgage loans:
  Single-family residential and cooperative apartment.......   $  284,367     $  556,279
  Multi-family residential..................................    2,821,706      2,436,666
  Commercial real estate....................................    1,612,711      1,312,760
                                                               ----------     ----------
Total principal balance - mortgage loans....................    4,718,784      4,305,705
Less net deferred fees......................................        4,396          7,665
                                                               ----------     ----------
Total mortgage loans........................................    4,714,388      4,298,040
Commercial business loans, net of deferred fees.............      606,204        598,267
Other loans:
  Mortgage warehouse lines of credit........................      527,254        692,434
  Home equity loans and lines of credit.....................      296,986        201,952
  Consumer and other loans..................................       27,538         26,971
                                                               ----------     ----------
Total principal balance - other loans.......................      851,778        921,357
Less unearned discounts and deferred fees...................          139            291
                                                               ----------     ----------
Total other loans...........................................      851,639        921,066
Total loans receivable......................................    6,172,231      5,817,373
                                                               ----------     ----------
Less allowance for loan losses..............................       79,503         80,547
                                                               ----------     ----------
Loans receivable, net.......................................   $6,092,728     $5,736,826
                                                               ==========     ==========

     The loan portfolio is concentrated primarily in loans secured by real estate located in the New York metropolitan area. The real estate loan portfolio is diversified in terms of risk and repayment sources. The

INDEPENDENCE COMMUNITY BANK CORP.

underlying collateral consists of multi-family residential apartment buildings, single-family residential properties and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent not only upon regional and general economic stability, which affects property values, but also the financial condition and creditworthiness of the borrowers.

     To minimize the risk inherent in the real estate portfolio, the Company utilizes standard underwriting procedures and diversifies the type and geographic locations of loan collateral. Multi-family residential mortgage loans generally range in size from $0.5 million to $4.0 million and include loans on various types and geographically diverse apartment complexes located in the New York City metropolitan area. Multi-family residential mortgages are dependent largely on sufficient rental income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family loans do not fully amortize; therefore, the principal balance outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied one-to-four family residences located in the Company's primary market area. The commercial real estate portfolio contains loans secured by commercial and industrial properties, professional office buildings and small shopping centers. Commercial business loans consist primarily of loans to small- and medium-size businesses and are generally secured by real estate, receivables, inventory, equipment and machinery and are further enhanced by the personal guarantees of the principals of the borrower. The commercial real estate and commercial business loan portfolios do not contain any shared national credit loans. Mortgage warehouse lines of credit are revolving lines of credit to small-and medium-sized mortgage-banking companies. The lines are drawn to fund the origination of mortgages, primarily one-to-four family loans. Consumer loans consist primarily of home equity loans and lines of credit which are secured by the underlying equity in the borrower's primary or secondary residence.

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

     During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. The Company expects the loans to be referred primarily by Meridian Capital, which already has an established presence in these market areas. During 2003, the Company originated for portfolio $35.1 million and originated for sale $113.8 million of loans in the Baltimore-Washington market. The Company also originated for portfolio retention $33.2 million of loans secured by properties in the Florida market. The Company will review this expansion program periodically and establish and adjust its targets based on market acceptance, credit performance, profitability and other relevant factors. At December 31, 2003, the Company's exposure to the Baltimore-Washington market area consisted primarily of $89.0 million of mortgage warehouse lines of credit, $6.4 million of commercial real estate loans and $25.6 million of multi-family residential loans. The Company's exposure to the Florida market consisted primarily of $14.4 million of commercial real estate loans and $19.2 million of multi-family residential loans at December 31, 2003.

     In November 2003, the Bank acquired certain mortgage warehouse lines of credit from The Provident Bank. The acquisition increased the warehouse line of credit portfolio by approximately $207 million in lines with $76.3 million in outstanding advances at the time of acquisition.

     At December 31, 2003, 2002 and 2001, included in mortgage loans on real estate were $23.5 million, $18.4 million and $31.4 million, respectively, of non-performing loans. If interest on the non-accrual mortgage loans had been accrued, such income would have approximated $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2003 and 2002, and nine months ended December 31, 2001, respectively.

INDEPENDENCE COMMUNITY BANK CORP.

     At December 31, 2003, 2002 and 2001, included in commercial business and other loans were $13.1 million, $23.2 million and $14.7 million, respectively, of non-performing loans. If interest on the non-accrual commercial business and other loans had been accrued, such income would have approximated $0.5 million, $0.7 million and $0.4 million for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively.

     The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The Company's evaluation of impaired loans includes a review of non-accrual commercial business, commercial real estate and multi-family residential loans as well as a review of other performing loans that may meet the definition of loan impairment. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. Impaired loans totaled $30.5 million, $39.9 million and $27.0 million at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, $30.5 million of impaired loans had an associated allowance of $1.4 million. Impaired loans averaged approximately $35.2 million and $33.4 million during the years ended December 31, 2003 and 2002, respectively. Interest income on impaired loans is recognized on a cash basis. Interest income recorded on impaired loans was $0.8 million, $1.5 million and $0.8 million during the years ended December 31, 2003, 2002, and the nine months ended December 31, 2001, respectively.

7.  ALLOWANCE FOR LOAN LOSSES

     A summary of the changes in the allowance for loan losses is as follows:

                                                                               Nine Months
                                                  YEAR ENDED     Year Ended       Ended
                                                 DECEMBER 31,   December 31,   December 31,
(IN THOUSANDS)                                       2003           2002           2001
-------------------------------------------------------------------------------------------
Allowance at beginning of period...............    $80,547        $78,239        $71,716
Provision charged to operations................      3,500          8,000          7,875
Net charge-offs................................     (4,544)        (5,692)        (1,352)
                                                   -------        -------        -------
Allowance at end of period.....................    $79,503        $80,547        $78,239
                                                   =======        =======        =======

     The Company's loan portfolio is primarily comprised of secured loans made to individuals and businesses located in the New York City metropolitan area.

8.  PREMISES, FURNITURE AND EQUIPMENT

     A summary of premises, furniture and equipment is as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
Land........................................................    $  8,094       $  6,319
Buildings and improvements..................................      77,638         71,272
Leasehold improvements......................................      21,859         14,715
Furniture and equipment.....................................      68,518         78,064
                                                                --------       --------
                                                                 176,109        170,370
Less accumulated depreciation and amortization..............      74,726         84,975
                                                                --------       --------
Total premises, furniture and equipment.....................    $101,383       $ 85,395
                                                                ========       ========

     Depreciation and amortization expense amounted to $11.6 million, $11.5 million and $9.0 million for the years ended December 31, 2003, 2002, and the nine months ended December 31, 2001, respectively.

INDEPENDENCE COMMUNITY BANK CORP.

9.  GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. Under SFAS No. 142, goodwill is instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as non-interest expense in the period of impairment. However, under SFAS No. 142, identifiable intangible assets (such as core deposit premiums) with identifiable lives will continue to be amortized. Core deposit intangibles held by the Company are amortized on a straight-line basis over seven years.

     The Company's goodwill was $185.2 million at December 31, 2003 and 2002. The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2003. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.

     The following table sets forth the Company's identifiable intangible assets at the dates indicated:

                                 AT DECEMBER 31, 2003                 At December 31, 2002
                          ----------------------------------   ----------------------------------
                           GROSS                      NET       GROSS                      NET
                          CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
(DOLLARS IN THOUSANDS)     AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
-------------------------------------------------------------------------------------------------
Amortized intangible
  assets:
  Deposit intangibles...  $47,559      $47,369        $190     $47,559      $45,513       $2,046
  Other intangibles.....       --           --          --         800          800           --
                          -------      -------        ----     -------      -------       ------
Total...................  $47,559      $47,369        $190     $48,359      $46,313       $2,046
                          =======      =======        ====     =======      =======       ======

     The following sets forth the estimated amortization expense for the years ended December 31:

2004..................................................  $190
2005..................................................  $ --

     Amortization expense related to identifiable intangible assets was $1.9 million, $7.0 million and $5.8 million for the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, respectively.

10.  OTHER ASSETS

     A summary of other assets is as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
FHLB stock..................................................    $135,815       $101,578
Net deferred tax asset......................................      55,735         69,161
Loan servicing assets.......................................       7,772          6,445
Equity investment in mortgage brokerage firm................      23,931         20,431
Prepaid expenses............................................      17,892         14,854
Other real estate...........................................          15              7
Accounts receivable.........................................       9,810          4,183
Other.......................................................      16,679         15,583
                                                                --------       --------
Total other assets..........................................    $267,649       $232,242
                                                                ========       ========

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of New York, and owns FHLB stock with a carrying value of $135.8 million and $101.6 million at December 31, 2003 and 2002, respectively. As a

INDEPENDENCE COMMUNITY BANK CORP.

member, the Bank is able to borrow on a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from overnight to fifteen years (see Note 12). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.

     In furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage brokerage firm primarily engaged in the origination of commercial real estate and multi-family residential mortgage loans.

     Prepaid expenses include $10.1 million of prepaid pension costs. At the end of the fourth quarter of 2002, the Company made a cash contribution of approximately $10.0 million to restore the Company's pension plan to fully funded status. The contribution did not reduce 2002 earnings.

11.  DEPOSITS

     The amounts due to depositors and the weighted average interest rates at December 31, 2003 and December 31, 2002 are as follows:

                                                      DECEMBER 31, 2003       December 31, 2002
                                                    ---------------------   ---------------------
                                                                 WEIGHTED                Weighted
                                                     DEPOSIT     AVERAGE     DEPOSIT     AVERAGE
(DOLLARS IN THOUSANDS)                              LIABILITY      RATE     LIABILITY      RATE
-------------------------------------------------------------------------------------------------
Savings...........................................  $1,613,161     0.33%    $1,574,531     0.75%
Money market......................................     401,024     1.29        192,647     0.75
AMA...............................................     475,647     0.79        495,849     1.32
Interest-bearing demand...........................     694,102     0.83        493,997     0.79
Non-interest-bearing demand.......................     741,261       --        593,784       --
                                                    ----------     ----     ----------     ----
  Total core deposits.............................   3,925,195     0.63      3,350,808     0.86
Certificates of deposit...........................   1,378,902     2.11      1,589,252     2.47
                                                    ----------     ----     ----------     ----
  Total deposits..................................  $5,304,097     0.93     $4,940,060     1.27
                                                    ==========     ====     ==========     ====

     Scheduled maturities of certificates of deposit are as follows:

                                                             DECEMBER 31,    December 31,
(IN THOUSANDS)                                                   2003            2002
------------------------------------------------------------------------------------------
One year...................................................   $1,092,832      $1,104,453
Two years..................................................       75,674         280,376
Three years................................................       56,154          42,169
Four years.................................................      107,554          38,912
Thereafter.................................................       46,688         123,342
                                                              ----------      ----------
                                                              $1,378,902      $1,589,252
                                                              ==========      ==========

     Certificates of deposit accounts in denominations of $100,000 or more totaled approximately $281.4 million and $315.4 million at December 31, 2003 and December 31, 2002, respectively.

INDEPENDENCE COMMUNITY BANK CORP.

12.  BORROWINGS

     A summary of borrowings is as follows:

                                                             DECEMBER 31,    December 31,
(IN THOUSANDS)                                                   2003            2002
------------------------------------------------------------------------------------------
FHLB advances..............................................   $1,051,300      $1,226,550
Repurchase agreements......................................    1,865,000         705,000
                                                              ----------      ----------
Total borrowings...........................................   $2,916,300      $1,931,550
                                                              ==========      ==========

     Advances from the FHLB are made at fixed rates with remaining maturities between less than one year and nine years, summarized as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
One year or less............................................   $  226,300     $  425,250
Over one year through five years............................      450,000        426,300
Over five years through nine years (1)......................      375,000        375,000
                                                               ----------     ----------
                                                               $1,051,300     $1,226,550
                                                               ==========     ==========

---------------

(1) Although the contractual maturities of these borrowings are between five and nine years, the FHLB has the right to call these advances beginning in the third year after the advance was made. Such advances callable by the FHLB total $200.0 million in 2004, $125.0 million in 2006 and $50.0 million in 2007.

     Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 10).

     The average balance of FHLB advances was $1.14 billion with an average cost of 4.1% for the year ended December 31, 2003. The maximum amount outstanding at any month end during the year ended December 31, 2003 was $1.28 billion. The average balance of FHLB advances during the year ended December 31, 2002 was $1.22 billion with an average cost of 4.6%. The maximum amount outstanding at any month end during the year ended December 31, 2002 was $1.28 billion. At December 31, 2003, the Company had the ability to borrow from the FHLB an additional $266.1 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

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

INDEPENDENCE COMMUNITY BANK CORP.

     Repurchase agreements are made at either fixed or variable rates with remaining maturities between less than one year and nine years, summarized as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
One year or less............................................   $  875,000      $ 65,000
Over one year through five years............................      450,000       100,000
Over five years through nine years..........................      540,000       540,000
                                                               ----------      --------
                                                               $1,865,000      $705,000
                                                               ==========      ========

     At December 31, 2003, all of the outstanding repurchase agreements were secured by collateralized mortgage obligations or U.S. Government and agency securities. The average balance of repurchase agreements during the year ended December 31, 2003 was $1.13 billion with an average cost of 3.9%. The maximum amount outstanding at any month end during the year ended December 31, 2003 was $1.87 billion. The average balance of repurchase agreements during the year ended December 31, 2002 was $679.1 million with an average cost of 5.5%. The maximum amount outstanding at any month end during the year ended December 31, 2002 was $705.0 million.

13.  SUBORDINATED NOTES

     On June 20, 2003, the Bank issued $150.0 million aggregate principal amount of 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 ("Notes"). The Notes bear interest at a fixed rate of 3.5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 the Bank has the right to redeem the Notes at par plus accrued interest. The net proceeds of $148.4 million were used for general corporate purposes. The average balance of Notes was $79.3 million with an average cost of 3.82% during the year ended December 31, 2003. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.

14.  COMPANY-OBLIGATED MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED
     SECURITIES

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

INDEPENDENCE COMMUNITY BANK CORP.

after June 30, 2002, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the Trust Preferred Securities, or a change in law such that the Trust would be considered an investment company.

     As a result of favorable market conditions during fiscal 2001, the Company purchased $0.4 million of the Trust Preferred Securities through an open market transaction. In accordance with the terms of the trust indenture, the Trust redeemed all of its outstanding Trust Preferred Securities of $11.5 million, at $10.00 per share, effective June 30, 2002. The redemption was effected due to the high interest rate paid on the Trust Preferred Securities in relation to the then current interest rate environment.

15.  EARNINGS PER SHARE

     EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and unvested Recognition Plan shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.

     The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

                                          FOR THE YEAR   For the Year     For the Nine       For the Twelve
                                             ENDED          Ended         Months Ended        Months Ended
                                          DECEMBER 31,   December 31,     December 31,        December 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      2003           2002             2001                2001
-------------------------------------------------------------------------------------------------------------
Numerator:
  Net income..........................      $136,970       $122,402          $69,638             $86,065
                                            ========       ========          =======             =======
Denominator:
  Weighted average number of common
     shares outstanding -- basic......        49,993         51,703           52,558              52,612
  Weighted average number of common
     stock equivalents (restricted stock
     and options).....................         2,650          2,854            2,120               1,853
                                            --------       --------          -------             -------
  Weighted average number of common
     shares and common stock
     equivalents -- diluted...........        52,643         54,557           54,678              54,465
                                            ========       ========          =======             =======
Basic earning per share...............      $   2.74       $   2.37          $  1.33             $  1.64
                                            ========       ========          =======             =======
Diluted earnings per share............      $   2.60       $   2.24          $  1.27             $  1.58
                                            ========       ========          =======             =======

     At December 31, 2003 and December 31, 2002, there were 48,913 and 875,693 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. For additional disclosures regarding outstanding stock options and the Recognition Plan shares, see Note 17.

INDEPENDENCE COMMUNITY BANK CORP.

16.  BENEFIT PLANS

  PENSION PLAN

     The Company has a noncontributory defined benefit pension plan (the "Pension Plan") covering substantially all of its full-time employees and certain part-time employees who qualify. Employees first hired on or after August 1, 2000 are not eligible to participate in the Pension Plan. The Company makes annual contributions to the Pension Plan equal to the amount necessary to satisfy the funding requirements of the Employee Retirement Income Security Act (ERISA).

     The Company also has a Supplemental Executive Retirement Plan (the "Supplemental Plan"). The Supplemental Plan is a nonqualified, unfunded plan of deferred compensation covering those senior officers of the Company whose benefits under the Pension Plan would be limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended.

     The following table sets forth the Pension Plan's and the Supplemental Plan's (collectively, the "Plan") aggregate change in the projected benefit obligation:

                                                            YEAR ENDED        Year Ended
                                                           DECEMBER 31,      December 31,
(IN THOUSANDS)                                                 2003              2002
-----------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year.......     $46,551           $39,017
Service cost............................................       1,420             1,238
Interest cost...........................................       2,971             2,847
Actuarial loss..........................................       1,045             5,600
Plan amendments.........................................          --                18
Benefits paid...........................................      (2,156)           (2,169)
                                                             -------           -------
Projected benefit obligation at end of year.............     $49,831           $46,551
                                                             =======           =======

     The following table sets forth the aggregate change in Plan assets using a January 1, measurement date:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
Fair value of Plan assets at beginning of year..............    $43,569        $40,541
Actual return on Plan assets................................      8,965         (5,044)
Employer contributions......................................        266         10,242
Benefits paid...............................................     (2,156)        (2,170)
                                                                -------        -------
Fair value of Plan assets at end of year....................    $50,644        $43,569
                                                                =======        =======
Funded status...............................................    $   813        $(2,982)
Unrecognized net asset......................................       (405)          (608)
Unrecognized prior service cost.............................     (4,541)        (5,631)
Unrecognized actuarial loss.................................     11,689         17,657
                                                                -------        -------
Prepaid pension cost at December 31, 2003 and 2002..........    $ 7,556        $ 8,436
                                                                =======        =======

     The accumulated benefit obligation for the Plan was $48.4 million and $45.5 million at December 31, 2003 and 2002, respectively.

INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the amounts recognized in the statement of financial condition:

                                                                   AT             At
                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
Prepaid pension cost........................................    $10,087        $11,106
Accrued pension cost........................................     (2,531)        (2,670)
                                                                -------        -------
  Net prepaid pension cost..................................    $ 7,556        $ 8,436
                                                                =======        =======

     Net pension benefit of the Plan included the following components:

                                              YEAR ENDED     Year Ended    Nine Months Ended
                                             DECEMBER 31,   December 31,     December 31,
(IN THOUSANDS)                                   2003           2002             2001
--------------------------------------------------------------------------------------------
Service cost-benefits earned during the
  period...................................     $1,420         $1,238           $ 1,059
Interest cost on projected benefit
  obligation...............................      2,972          2,847             2,618
Expected return on Plan assets.............     (3,415)        (3,219)           (4,067)
Amortization of net asset..................       (203)          (203)             (203)
Amortization of prior service cost.........     (1,090)        (1,090)           (1,098)
Recognized net actuarial loss (gain).......      1,462            279               (95)
                                                ------         ------           -------
Net pension expense (benefit) for the years
  ended December 31, 2003, 2002 and 2001...      1,146           (148)           (1,786)
Net adjustment.............................        (37)          (102)              147
                                                ------         ------           -------
Net pension expense (benefit)..............     $1,109         $ (250)          $(1,639)
                                                ======         ======           =======

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:               2003    2002   2001
---------------------------------------------------------------------------------
Discount rate...............................................  6.375%  6.50%  7.25%
Rate of compensation increase...............................   3.50%  4.00%  4.00%
Expected long-term return on Plan assets....................   8.00%  8.00%  9.00%

     The Bank amended the Plan to adopt the provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA"). Effective January 1, 2002 EGTRRA increased the maximum compensation for pension plan purposes to $200,000.

     Typically, the long-term rate of return on Plan assets assumption is set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan's actual target allocation of asset classes. Equities and fixed income securities are assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. Additionally, the long-term inflation rate is projected to be 2.5%. When these overall return expectations are applied to the Plan's target allocation, the result is an expected rate of return of 8% to 10%.

INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the Company's pension plan weighted-average asset allocations and the target allocation for 2004, by asset category:

                                                      Target
                                                    ALLOCATION   DECEMBER 31,   DECEMBER 31,
                                                    ----------   ------------   ------------
ASSET CATEGORY:                                        2004          2003           2002
--------------------------------------------------------------------------------------------
Equity investments................................     60.0%         62.0%          45.7%
Fixed income investments..........................     40.0          38.0           31.1
Other.............................................       --            --           23.2
                                                      -----         -----          -----
  Total...........................................    100.0%        100.0%         100.0%
                                                      =====         =====          =====

     The Company has a Benefits Committee, which is responsible for managing the investment process of the Pension Plan with regard to preserving principal while providing reasonable returns.

     The Investment Policy for the Pension Plan permits investments in mutual funds, other pooled asset portfolios and cash reserves. Investments are diversified among asset classes with the intent to minimize the risk of large losses to the Plan. The asset allocation represents a long-term perspective, and as such, rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to temporarily fall outside of the policy target range.

     The asset classes include equity investments (both domestic and non-U.S.), and fixed income investments (both domestic and non-U.S.) consisting of investment grade, high yield and emerging debt securities.

  POSTRETIREMENT BENEFITS

     The Company currently provides certain health care and life insurance benefits to eligible retired employees and their spouses. The coverage provided depends upon the employee's date of retirement and years of service with the Company. The Company's plan for its postretirement benefit obligation is unfunded. Effective April 1, 1995, the Company adopted SFAS No. 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods. The Company uses a January 1, measurement date for its postretirement benefits.

INDEPENDENCE COMMUNITY BANK CORP.

     Status of the postretirement benefit obligation is as follows:

                                                             DECEMBER 31,   December 31,
(IN THOUSANDS)                                                   2003           2002
-----------------------------------------------------------------------------------------
Benefit obligation at beginning of year....................    $ 16,509       $ 24,727
Service cost...............................................         523            438
Interest cost..............................................       1,197            991
Actuarial loss (gain)......................................       4,338         (5,954)
Benefits paid..............................................        (916)          (971)
Plan amendments............................................          --         (2,722)
                                                               --------       --------
Benefit obligation at end of year..........................    $ 21,651       $ 16,509
                                                               ========       ========
Funded status..............................................    $(21,651)      $(16,509)
Unrecognized transition obligation being recognized over 20
  years....................................................         640            698
Unrecognized net loss due to past experience difference
  from assumptions made....................................       9,623          5,870
                                                               --------       --------
Accrued postretirement benefit cost at December 31, 2003
  and 2002.................................................     (11,388)        (9,941)
Net adjustment.............................................         (61)          (394)
                                                               --------       --------
Accrued postretirement benefit cost........................    $(11,327)      $(10,335)
                                                               ========       ========

     Net postretirement benefit cost included the following components:

                                                                                Nine Months
                                                  YEAR ENDED     Year Ended        Ended
                                                 DECEMBER 31,   December 31,   December 31,
(IN THOUSANDS)                                       2003           2002           2001
--------------------------------------------------------------------------------------------
Service cost-benefits earned during the
  period.......................................     $  523         $  438         $  906
Interest cost on accumulated postretirement
  benefit obligation...........................      1,197            991          1,573
Amortization of net obligation.................         58             58            268
Amortization of unrecognized loss..............        585            185            799
                                                    ------         ------         ------
Postretirement benefit cost-plan years ended
  December 31, 2003, 2002 and 2001.............      2,363          1,672          3,546
Net adjustment.................................         --             --           (496)
                                                    ------         ------         ------
Net postretirement benefit cost................     $2,363         $1,672         $3,050
                                                    ======         ======         ======

     At December 31, 2003, 2002 and 2001, discount rates of 6.375%, 6.50% and 7.25%, respectively, were used.

     The following table sets forth the amounts recognized in the Consolidated Statements of Financial Condition:

                                                                   AT             At
                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
Accrued postretirement costs................................    $11,327        $10,335
                                                                =======        =======

INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the assumed health care cost trend rates:

                                                              DECEMBER 31,   December 31,
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Health care cost trend rate assumed for next year...........     10.00%          9.00%
Rate to which the cost trend rate is assumed to decline
  (the "ultimate trend rate")...............................      3.75%          4.50%
Year that the rate reaches the ultimate trend rate..........      2010           2008

     The health care cost trend rate assumption has a significant effect on the amounts reported. A 1.0% change in assumed health care cost trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -------------------------
Effect in total service and interest cost...................    $  315        $  (247)
Effect in postretirement benefit obligation.................     2,858         (2,331)

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

  EMPLOYEE STOCK OWNERSHIP PLAN

     The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company's common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank's contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $6.7 million and $7.6 million to the ESOP during the years ended December 31, 2003 and 2002, respectively. Dividends paid on ESOP shares, which reduced the Bank's contribution to the ESOP and were utilized to repay the ESOP loan, totaled $3.6 million and $2.7 million for the years ended December 31, 2003 and 2002, respectively. The loan from the Company had an outstanding principal balance of $84.0 million and $87.0 million at December 31, 2003 and 2002, respectively.

     Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated are first used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon includable compensation in the year of allocation. Forfeitures from the 401(k) Plan match portions are used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the ESOP participants are allocated among the participants. There were 281,644 shares allocated in each of the years ended December 31, 2003 and December 31, 2002. At December 31, 2003 there were 1,415,771 shares allocated, 3,943,009 shares unallocated and 274,090 shares that had been distributed to participants in

INDEPENDENCE COMMUNITY BANK CORP.

connection with their withdrawal from the ESOP. At December 31, 2003, the 3,943,009 unallocated shares had a fair value of $141.8 million.

     The Company recorded compensation expense of $7.8 million, $7.3 million and $4.2 million for the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released.

17.  STOCK BENEFIT PLANS

  RECOGNITION PLAN

     The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted 11,000 performance-based shares in the year ended December 31, 2002 and non-performance-based share awards covering 123,522 shares, 91,637 shares and 105,363 shares during the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively.

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

     Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date(s). The Company recorded compensation expense of $8.8 million, $9.7 million and $7.0 million related to the Recognition Plan for the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, respectively. During the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, the Committee administering the Plan approved the accelerated vesting of awards covering 6,176, 4,400 and 42,247 shares due to the retirement of senior officers, resulting in the recognition of $0.1 million, $0.1 million and $0.7 million of compensation expense, respectively.

INDEPENDENCE COMMUNITY BANK CORP.

     The following table sets forth the activity in the Company's Recognition Plan during the periods indicated.

                                         YEAR ENDED             Year Ended         Nine Months Ended
                                      DECEMBER 31, 2003     December 31, 2002      December 31, 2001
                                     -------------------   --------------------   --------------------
                                                WEIGHTED               Weighted               Weighted
                                                AVERAGE                Average                Average
                                                 GRANT                  Grant                  Grant
                                      SHARES     PRICE      Shares      Price      Shares      Price
------------------------------------------------------------------------------------------------------
Outstanding, beginning
  of year..........................   747,205   $16.5493   1,147,246   $14.4214   1,523,922   $13.7745
Granted............................   123,522    31.9458     102,637    28.7284     105,363    19.7091
Vested.............................  (505,206)   14.8673    (500,578)   14.1801    (482,039)   13.5320
Forfeited..........................    (1,750)   13.3125      (2,100)   13.3125          --         --
                                     --------              ---------              ---------
Outstanding, end of year...........   363,771   $24.0877     747,205   $16.5493   1,147,246   $14.4214
                                     ========              =========              =========

  STOCK OPTION PLANS

     The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost at date of grant has been recognized.

     Beginning in 2003, the Company recognizes stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. During the year ended December 31, 2003 there were 235,750 options granted and approximately $153,000 in compensation expense recognized under this statement.

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

     On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These

INDEPENDENCE COMMUNITY BANK CORP.

options were fully vested as of September 30, 2003. During the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001 the Board of Directors granted options covering 220,750, 93,000 and 295,500 shares, respectively. During the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001, the Committee administering the Plan approved the accelerated vesting of 30,000, 8,000 and 105,617 options due to the retirement of senior officers, resulting in $0.2 million, $0.1 million and $0.6 million of compensation expense, respectively. At December 31, 2003, there were options covering 5,108,171 shares outstanding pursuant to the Option Plan.

  2002 STOCK INCENTIVE PLAN

     The 2002 Stock Incentive Plan ("Stock Incentive Plan") was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 15,000 and 789,650 shares during the years ended December 31, 2003 and December 31, 2002, respectively. At December 31, 2003, there were 750,887 options and no restricted share awards outstanding related to this plan.

  OTHER STOCK PLANS

     Broad and Statewide (companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company's common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At December 31, 2003, there were 128,784 options outstanding related to these plans.

     The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis for the periods indicated, assuming that the Company accounted for stock-based

INDEPENDENCE COMMUNITY BANK CORP.

compensation based on the fair value of each option grant as required by SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                  YEAR ENDED       Year Ended    Nine Months Ended
                                                 DECEMBER 31,     December 31,      December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                2003             2002              2001
---------------------------------------------------------------------------------------------------
Net income:
  As reported..................................    $136,970         $122,402          $69,638
  Add: Stock-based employee compensation
    expense included in reported net income,
    net of related tax effects (1).............       5,724            6,176            4,490
  Deduct: Total stock-based employee
    compensation expense determined under fair
    value method for all awards, net of related
    tax effects (1)............................     (10,599)         (11,424)          (7,585)
                                                   --------         --------          -------
  Pro forma....................................    $132,095         $117,154          $66,543
                                                   ========         ========          =======
Basic earnings per share:
  As reported..................................    $   2.74         $   2.37          $  1.33
                                                   ========         ========          =======
  Pro forma....................................    $   2.64         $   2.27          $  1.27
                                                   ========         ========          =======
Diluted earnings per share:
  As reported..................................    $   2.60         $   2.24          $  1.27
                                                   ========         ========          =======
  Pro forma....................................    $   2.51         $   2.15          $  1.22
                                                   ========         ========          =======

---------------

(1) Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and stock option grants awarded under the various stock option plans.

     The following table sets forth stock option activity and the weighted-average fair value of options granted for the periods indicated.

                                        YEAR ENDED              Year Ended         Nine Months Ended
                                     DECEMBER 31, 2003      December 31, 2002      December 31, 2001
                                   ---------------------   --------------------   --------------------
                                                WEIGHTED               Weighted               Weighted
                                                AVERAGE                Average                Average
                                                EXERCISE               Exercise               Exercise
                                     SHARES      PRICE      Shares      Price      Shares      Price
------------------------------------------------------------------------------------------------------
Outstanding, beginning of year...   6,833,238   $15.6345   6,851,401   $13.5584   6,654,703   $13.2834
    Granted......................     235,750    34.2564     882,650    29.1008     300,500    19.1360
    Exercised....................  (1,040,533)   13.9213    (882,573)   13.0000     (89,802)   11.8767
    Forfeited/cancelled..........     (35,613)   20.5780     (18,240)   14.9298     (14,000)   13.3125
                                   ----------              ---------              ---------
Outstanding, end of year.........   5,992,842   $16.6352   6,833,238   $15.6345   6,851,401   $13.5584
                                   ==========   ========   =========   ========   =========   ========
Options exercisable at year
  end............................   4,735,447              4,246,068              3,817,562
Weighted average fair value of
  options granted during the
  year...........................               $9.8006                $9.7668                $ 6.2748

INDEPENDENCE COMMUNITY BANK CORP.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for the periods indicated.

                                                                                       Nine Months
                                               YEAR ENDED          Year Ended             Ended
                                            DECEMBER 31, 2003   December 31, 2002   December 31, 2001
-----------------------------------------------------------------------------------------------------
Risk free interest rate...................    2.90% -  3.85%      3.45% -  5.16%      4.19% -  5.33%
Volatility................................   31.02% - 32.59%     32.33% - 33.55%     26.68% - 39.68%
Expected dividend yield...................    1.92% -  2.37%      1.40% -  2.19%      1.66% -  1.75%
Expected option life......................           6 YEARS             6 years             6 years

     The following table is a summary of the information concerning currently outstanding and exercisable options as of December 31, 2003.

                                                            WEIGHTED
                                                             AVERAGE                   WEIGHTED
                                                            REMAINING                  AVERAGE
                                                           CONTRACTUAL     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES             OPTIONS OUTSTANDING      LIFE       EXERCISABLE    PRICE
-----------------------------------------------------------------------------------------------
$ 0.0000 - $12.0000................         238,684            5.0          194,084    $ 9.8363
$12.0001 - $16.0000................       4,119,921            4.5        4,109,781     13.3144
$16.0001 - $24.0000................         568,600            7.3          223,000     17.9222
$24.0001 - $30.0000................         867,887            8.5          201,582     29.0059
$30.0001 - $37.8400................         197,750            9.6            7,000     31.4129
                                          ---------                       ---------
                                          5,992,842            5.5        4,735,447    $14.0836
                                          =========            ===        =========    ========

18.  STOCKHOLDERS' EQUITY

     On October 25, 2002 the Company announced that its Board of Directors authorized the tenth stock repurchase plan for up to an additional three million shares of the Company's outstanding common shares. On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company's outstanding common shares. The Company completed its tenth stock repurchase plan and commenced its eleventh stock repurchase program on August 26, 2003. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.

     The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company's minority equity investment in Meridian Capital. Treasury shares also are being used to fund the Company's stock benefit plans, in particular, the Option Plan, the Directors Fee Plan and the Stock Incentive Plan.

     During the year ended December 31, 2003, the Company repurchased 2,765,900 shares of its common stock at a cost of $78.1 million, or $28.15 per share. The Company also issued 992,717 shares of treasury stock in connection with the exercise of options and the payment of directors fees in shares of common stock at a value of $16.2 million. At December 31, 2003, the Company had repurchased a total of 33,512,516 shares pursuant to the eleven repurchase programs at an average cost of $553.9 million and reissued 11,944,481 shares at $174.8 million.

19.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement

INDEPENDENCE COMMUNITY BANK CORP.

No. 133" on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company's derivative instruments outstanding during the year ended December 31, 2003 included interest rate swap agreements designated as cash flow hedges of variable-rate FHLB borrowings, commitments to fund loans available-for-sale and forward loan sale agreements.

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

  INTEREST RATE SWAP AGREEMENTS

     During 2002, the Company entered into $200.0 million of forward starting interest rate swap agreements as part of its interest rate risk management process to change the repricing characteristics of certain variable-rate borrowings. These agreements qualified as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company expected to draw down during 2003 to replace existing FHLB borrowings that were maturing during 2003.

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

     During the third quarter of 2003, the $200.0 million of interest rate swap agreements were cancelled as the Company drew down $200.0 million of fixed-rate FHLB borrowings resulting in a loss of $3.5 million. The $3.5 million was paid to the counterparty and is being amortized into interest expense as a yield adjustment over five years, which is the period in which the related interest on the variable rate borrowings effects earnings. The amount of the yield adjustment was $0.3 million during the year ended December 31, 2003. There were no interest rate swap agreements outstanding as of December 31, 2003.

  LOAN COMMITMENTS FOR LOANS ORIGINATED FOR SALE AND FORWARD LOAN SALE
  AGREEMENTS

     The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originates single-family and multi-family residential loans for sale pursuant to programs with Cendant and Fannie Mae. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement meets the definition of a derivative instrument under SFAS No. 133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to Fannie Mae or Cendant is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after

INDEPENDENCE COMMUNITY BANK CORP.

the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company's interest rate and price risk.

     At December 31, 2003, the Company had $99.5 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $21.2 million related to loan commitments for which the borrowers had not entered into interest rate locks and $78.2 million which were subject to interest rate locks. At December 31, 2003, the Company had $78.2 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a gain of $4.4 million and the fair market value of the related forward loan sale agreements was a loss of $4.4 million at December 31, 2003.

20.  COMMITMENTS AND CONTINGENCIES

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

     The notional principal amount of the off-balance sheet financial instruments at December 31, 2003 and December 31, 2002 are as follows:

                                                                       Contract or Amount
                                                              -------------------------------------
(IN THOUSANDS)                                                DECEMBER 31, 2003   DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit - mortgage loans.............     $  563,049          $  446,759
  Commitments to extend credit - commercial business
    loans...................................................        426,883             295,417
  Commitments to extend credit - mortgage warehouse lines of
    credit..................................................        952,615             219,125
  Commitments to extend credit - other loans................        111,736              81,909
  Standby letters of credit.................................         28,049               2,692
  Commercial letters of credit..............................            363                 318
                                                                 ----------          ----------
Total.......................................................     $2,082,695          $1,046,220
                                                                 ==========          ==========

INDEPENDENCE COMMUNITY BANK CORP.

  RETAINED CREDIT EXPOSURE

     The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company's underwriting guidelines. At December 31, 2003, the Company serviced $3.46 billion of loans for Fannie Mae under this program with a maximum potential loss exposure of $130.9 million.

     During 2002, in a separate transaction, the Company sold from portfolio at par $257.6 million of fully performing multi-family loans in exchange for Fannie Mae mortgage-backed securities representing a 100% interest in these loans. Such loans were sold with full recourse with the Company retaining servicing. These loans had an outstanding balance of $123.6 million at December 31, 2003.

     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has recorded a $7.2 million liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The liability is based upon the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve using both low and high severity percentages of loss (see Note 5).

  LEASE COMMITMENTS

     The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

(IN THOUSANDS)                                                 AMOUNT
----------------------------------------------------------------------
Year ended December 31:
  2004......................................................   $10,090
  2005......................................................     9,999
  2006......................................................     9,806
  2007......................................................     8,539
  2008 and thereafter.......................................    62,444

     The rent expense for the year ended December 31, 2003, the year ended December 31, 2002 and the nine months ended December 31, 2001 was $6.8 million, $4.8 million and $3.3 million, respectively.

  PURCHASE OBLIGATIONS

     The Company has outstanding purchase obligations as of the year ended December 31, 2003 of $2.2 million. These obligations primarily relate to construction and equipment costs related to our de novo branch expansion program as well as data processing equipment.

INDEPENDENCE COMMUNITY BANK CORP.

  OTHER COMMITMENTS AND CONTINGENCIES

     In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position and results of operations of the Company will not be affected materially by the outcome of such legal proceedings and claims.

21.  RELATED PARTY TRANSACTIONS

     The Company is engaged in certain activities with Meridian Capital. Meridian Capital is deemed to be a "related party" of the Company as such term is defined in Statement of Financial Accounting Standards No. 57. Such treatment is triggered due to the Company's accounting for the investment in Meridian Capital using the equity method. The Company has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage brokerage firm. Meridian Capital refers borrowers seeking financing of their multi-family residential and/or commercial real estate loans to the Company as well as to numerous other financial institutions.

     All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. Meridian Capital receives a fee from the borrower upon the funding of the loans by the Company. The Company generally has not paid any referral fees to Meridian Capital. In the future, the Company may consider paying such fees if it is deemed necessary for competitive reasons.

     The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company's total loan originations. In addition, referrals from Meridian Capital accounted for the substantial majority of the loans originated for sale in 2003. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian Capital relationship.

     During the third quarter of 2003, the Company announced that ICM Capital, a newly formed subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest. Meridian Funding and Meridian Company have the same principal owners.

     Under the DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses assumed by Fannie Mae. ICM Capital will be an integral part of the expansion of the Company's multi-family lending activities along the East Coast and will work closely with Meridian Capital. There were no loans originated under this DUS program by ICM Capital during the year ended December 31, 2003.

     The Company has also entered into other transactions with Meridian Capital, Meridian Company, Meridian Funding and several of their executive officers in the normal course of business. Such relationships include depository relationships with the Bank and six residential mortgage loans made in the ordinary course of the Bank's business.

     Meridian Capital's stock ownership in the Company amounted to approximately 0.96% of the issued and outstanding shares of the Company's stock at December 31, 2003.

INDEPENDENCE COMMUNITY BANK CORP.

22.  INCOME TAXES

     The components of deferred tax assets and liabilities are summarized as follows:

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
Deferred tax assets:
  Contribution to the Foundation............................    $    --        $16,275
  Allowance for loan losses.................................     36,532         37,810
  Depreciation..............................................         --          1,498
  Deferred loan fees........................................      5,473          6,930
  Amortization of intangible assets.........................     10,286         10,853
  Non-accrual interest......................................         --          1,514
  Employee benefits.........................................      9,432          1,863
  Other.....................................................      1,769          2,068
                                                                -------        -------
Gross deferred tax assets...................................     63,492         78,811
                                                                -------        -------
  Valuation allowance for contribution to Foundation........         --         (5,182)
                                                                -------        -------
Deferred tax assets, net of valuation allowance.............     63,492         73,629
                                                                -------        -------
Deferred tax liabilities:
  Securities available-for-sale.............................      3,712          4,311
  Bad debt recapture under Section 593......................         --            252
  Deferred compensation.....................................        151            (95)
  Depreciation..............................................      3,894             --
                                                                -------        -------
Gross deferred tax liabilities..............................      7,757          4,468
                                                                -------        -------
Net deferred tax assets.....................................    $55,735        $69,161
                                                                =======        =======

     The Company has reported taxable income for federal, state and local income tax purposes in each of the past two years and in management's opinion, in view of the Company's previous, current and projected future earnings, such net deferred tax asset is expected to be fully realized. The deferred tax asset and the related valuation allowance associated with the non-utilized contribution to the Foundation, were eliminated as the remaining carryover expired unused at December 31, 2003.

INDEPENDENCE COMMUNITY BANK CORP.

     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                                        Nine Months
                                                           YEAR ENDED     Year Ended       Ended
                                                          DECEMBER 31,   December 31,   December 31,
(IN THOUSANDS)                                                2003           2002           2001
----------------------------------------------------------------------------------------------------
Current:
  Federal...............................................    $60,069        $86,421        $14,936
  State and local.......................................      5,464          8,644          3,054
                                                            -------        -------        -------
                                                             65,533         95,065         17,990
                                                            -------        -------        -------
Deferred:
  Federal...............................................     10,291        (19,536)        20,561
  State and local.......................................        387         (5,944)         2,348
                                                            -------        -------        -------
                                                             10,678        (25,480)        22,909
                                                            -------        -------        -------
Total...................................................    $76,211        $69,585        $40,899
                                                            =======        =======        =======

     The table below presents a reconciliation between the reported tax provision and the tax provision computed by applying the statutory Federal income tax rate to income before provision for income taxes:

                                                                                Nine Months
                                                   YEAR ENDED     Year Ended       Ended
                                                  DECEMBER 31,   December 31,   December 31,
(IN THOUSANDS)                                        2003           2002           2001
--------------------------------------------------------------------------------------------
Federal income tax provision at statutory
  rates.........................................    $74,613        $67,195        $38,688
Increase (decrease) in tax resulting from:
  State and local taxes, net of Federal income
     tax effect.................................      3,803          1,755          3,511
  Other.........................................     (2,205)           635         (1,300)
                                                    -------        -------        -------
                                                    $76,211        $69,585        $40,899
                                                    =======        =======        =======

     At December 31, 2003, the base year bad debt reserve for federal income tax purposes which is subject to recapture as taxable income was approximately $30 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of December 31, 2003 for which deferred taxes are not required to be recognized, amounted to approximately $133 million. Accordingly, deferred tax liabilities of approximately $21.8 million have not been recognized as of December 31, 2003.

23.  REGULATORY REQUIREMENTS

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

INDEPENDENCE COMMUNITY BANK CORP.

     Based on its regulatory capital ratios at December 31, 2003 and December 31, 2002, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the following table.

     The Bank's actual capital amounts and ratios are presented in the tables below as of December 31, 2003 and December 31, 2002:

                                                                         TO BE WELL-
                                                      FOR CAPITAL        CAPITALIZED
                                                        ADEQUACY          UNDER FDIC
                                  ACTUAL AMOUNTS      PURPOSES AT         GUIDELINES
                                  AS OF 12/31/03        12/31/03         AT 12/31/03
                                 ----------------   ----------------   ----------------
(DOLLARS IN THOUSANDS)            AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
---------------------------------------------------------------------------------------
Tier I Leverage................  $722,325    8.14%  $355,026   4.00%   $443,782    5.00%
Tier I Risk-Based..............   722,325    9.34%   309,291   4.00%    463,937    6.00%
Total Risk-Based...............   957,839   12.39%   618,582   8.00%    773,228   10.00%

                                                                         To Be Well-
                                                      For Capital        Capitalized
                                                        Adequacy          Under FDIC
                                  Actual Amounts      Purposes at         Guidelines
                                  as of 12/31/02        12/31/02         at 12/31/02
                                 ----------------   ----------------   ----------------
(Dollars In Thousands)            Amount    Ratio    Amount    Ratio    Amount    Ratio
---------------------------------------------------------------------------------------
Tier I Leverage................  $685,652    8.73%  $314,069   4.00%   $392,586    5.00%
Tier I Risk-Based..............   685,652   10.14%   270,589   4.00%    405,884    6.00%
Total Risk-Based...............   771,002   11.40%   541,179   8.00%    676,473   10.00%

24.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

INDEPENDENCE COMMUNITY BANK CORP.

     The book values and estimated fair values of the Company's financial instruments are summarized as follows:

                                              DECEMBER 31, 2003         December 31, 2002
                                           -----------------------   -----------------------
(IN THOUSANDS)                             BOOK VALUE   FAIR VALUE   BOOK VALUE   FAIR VALUE
--------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
     Cash and due from banks.............  $  172,028   $  172,028   $  199,057   $  199,057
     Securities available-for-sale.......   2,508,700    2,508,700    1,263,650    1,263,650
     Loans available-for-sale............       5,922        5,922      114,379      114,379
     Mortgage loans on real estate.......   4,718,784    4,619,810    4,305,705    4,341,291
     Commercial business loans...........     606,204      612,767      598,267      600,945
     Mortgage warehouse lines of
       credit............................     527,254      527,254      692,434      692,434
     Other loans.........................     324,524      321,957      228,923      228,923
     Accrued interest receivable.........      37,046       37,046       36,530       36,530
     FHLB stock..........................     135,815      135,815      101,578      101,578
     Loan servicing assets...............       7,772       12,463        6,445        7,039
FINANCIAL LIABILITIES:
     Core deposits.......................   3,925,195    3,925,195    3,350,808    3,350,808
     Certificates of deposit accounts....   1,378,902    1,394,972    1,589,252    1,615,691
     Borrowings..........................   2,916,300    3,021,087    1,931,550    2,101,984
     Escrow and other deposits...........      76,260       76,260       34,574       34,574
     Subordinated notes..................     148,429      154,875           --           --
     Retained credit exposure............       7,159        7,159        4,453        4,453
     Interest rate swaps.................          --           --       (2,935)      (2,935)

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

     FHLB stock: The carrying amount approximates fair value because it is redeemable at cost only with the issuer.

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

     Borrowings: The estimated fair value of borrowings is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLB for advances of similar remaining maturities.

     Subordinated Notes: The estimated fair value for Subordinated Notes is based on quoted market prices.

     Retained Credit Exposure: The fair value is based upon the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve.

     Interest Rate Swaps: Fair values for interest rate swaps are based on securities dealers' estimated market values.

25.  ASSET AND DIVIDEND RESTRICTIONS

     The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required reserve balance was $9.5 million at December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

     Limitations exist on the availability of the Bank's undistributed earnings for the payment of dividends to the Company without prior approval of the Bank's regulatory authorities.

     During 2003, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million. The Bank declared $75.0 million and funded $50.0 million during 2003 with the remaining $25.0 million to be funded in 2004. The Bank expects the remaining approved but undeclared $25.0 million dividend to be declared and funded during 2004. During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. In December 2000, the Bank requested and received approval of the distribution to the Company of an aggregate of $25.0 million, of which $6.0 million had been distributed as of December 31, 2001, with the remainder distributed in 2002. The distributions were primarily used by the Company to fund the Company's open market stock repurchase programs, dividend payments and the consideration paid in October 2002 to increase the Company's minority investment in Meridian Capital.

INDEPENDENCE COMMUNITY BANK CORP.

26.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                      YEAR ENDED DECEMBER 31, 2003
                                          -----------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
-----------------------------------------------------------------------------------------------
Interest income.........................   $110,696      $111,245      $105,952      $112,227
Interest expense........................     37,671        37,279        37,622        34,803
                                           --------      --------      --------      --------
Net interest income.....................     73,025        73,966        68,330        77,424
Provision for loan losses...............      2,000         1,500            --            --
                                           --------      --------      --------      --------
Net interest income after provision for
  loan losses...........................     71,025        72,466        68,330        77,424
Non-interest income.....................     26,237        27,937        29,685        28,880
                                           --------      --------      --------      --------
Total income............................     97,262       100,403        98,015       106,304
                                           --------      --------      --------      --------
General and administrative expense......     44,524        47,204        45,465        49,755
Amortization of intangible assets.......      1,427           143           142           143
                                           --------      --------      --------      --------
Income before provision for income
  taxes.................................     51,311        53,056        52,408        56,406
Provision for income taxes..............     18,343        18,967        18,736        20,165
                                           --------      --------      --------      --------
Net income..............................   $ 32,968      $ 34,089      $ 33,672      $ 36,241
                                           ========      ========      ========      ========
Basic earnings per common share.........   $   0.65      $   0.68      $   0.68      $   0.73
                                           ========      ========      ========      ========
Diluted earnings per common share.......   $   0.62      $   0.65      $   0.64      $   0.69
                                           ========      ========      ========      ========
Dividend declared per common share......   $   0.15      $   0.16      $   0.17      $   0.20
                                           ========      ========      ========      ========
Closing price per common share
  High..................................   $ 27.040      $ 28.900      $ 36.030      $ 38.740
                                           ========      ========      ========      ========
  Low...................................   $ 25.140      $ 25.310      $ 28.470      $ 34.500
                                           ========      ========      ========      ========
  End of period.........................   $ 26.450      $ 28.140      $ 35.110      $ 35.970
                                           ========      ========      ========      ========

INDEPENDENCE COMMUNITY BANK CORP.

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
                                           ========      ========      ========      ========

INDEPENDENCE COMMUNITY BANK CORP.

27.  PARENT COMPANY DISCLOSURE

     The following Condensed Statement of Financial Condition, as of December 31, 2003 and December 31, 2002 and Condensed Statement of Operations and Cash Flows for the year ended December 31, 2003, the year ended December 31, 2002, and the nine months ended December 31, 2001 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

  CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                              DECEMBER 31,   December 31,
(IN THOUSANDS)                                                    2003           2002
-----------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents...................................    $ 18,009       $  5,109
Investment in subsidiaries..................................     911,762        879,024
Net deferred tax asset......................................          --          9,154
Dividends receivable........................................      25,000             --
Other assets................................................      36,810         27,506
                                                                --------       --------
Total assets................................................    $991,581       $920,793
                                                                ========       ========
LIABILITIES:
Accrued expenses and other liabilities......................    $    470       $    525
                                                                --------       --------
Total liabilities...........................................         470            525
Stockholders' equity........................................     991,111        920,268
                                                                --------       --------
Total liabilities and stockholders' equity..................    $991,581       $920,793
                                                                ========       ========

  CONDENSED STATEMENT OF OPERATIONS

                                                                                Nine Months
                                                  YEAR ENDED     Year Ended        Ended
                                                 DECEMBER 31,   December 31,    December 31,
(IN THOUSANDS)                                       2003           2002            2001
--------------------------------------------------------------------------------------------
INCOME:
Interest income................................    $     69       $    227        $   152
Net gain on sales of securities................          --            562             --
Other non-interest income......................       6,762          2,318            900
                                                   --------       --------        -------
                                                      6,831          3,107          1,052
                                                   --------       --------        -------
EXPENSES:
Shareholder expense............................         477            674            600
Other expense..................................         245            747          1,060
                                                   --------       --------        -------
                                                        722          1,421          1,660
                                                   --------       --------        -------
Income(loss)before provision for income taxes
  and undistributed earnings of subsidiaries...       6,109          1,686           (608)
Provision for income taxes, net................         150            150            112
                                                   --------       --------        -------
Income(loss)before undistributed
  earnings of subsidiaries.....................       5,959          1,536           (720)
Equity in undistributed earnings of
  subsidiaries.................................     131,011        120,866         70,358
                                                   --------       --------        -------
Net income.....................................    $136,970       $122,402        $69,638
                                                   ========       ========        =======

INDEPENDENCE COMMUNITY BANK CORP.

  CONDENSED STATEMENT OF CASH FLOWS

                                                                                Nine Months
                                                   YEAR ENDED     Year Ended       Ended
                                                  DECEMBER 31,   December 31,   December 31,
(IN THOUSANDS)                                        2003           2002           2001
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................   $ 136,970      $ 122,402       $ 69,638
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of securities......................          --           (562)            --
Decrease in deferred income taxes...............       6,084          4,984          4,855
Dividends received from subsidiary..............      75,000         94,000         20,000
Decrease (increase) in other assets.............      15,365         (2,539)        (6,856)
Redemption of subordinated debentures...........          --        (11,856)            --
(Decrease) increase in other liabilities........         (55)           525         (8,209)
Amortization of unearned compensation of ESOP
  and Recognition Plan..........................      17,373         17,471         11,469
Accelerated vesting of stock options............         185            115            603
Undistributed earnings of subsidiaries..........    (137,773)      (120,866)       (70,358)
Other, net......................................        (542)            56            274
                                                   ---------      ---------       --------
Net cash provided by operating activities.......     112,607        103,730         21,416
                                                   ---------      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sales of securities.................          --          1,885             --
                                                   ---------      ---------       --------
Net cash provided by investing activities.......          --          1,885             --
                                                   ---------      ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received on exercise of stock
  options.......................................      12,905         11,500          1,078
Repurchase of common stock......................     (78,068)       (92,147)       (18,352)
Dividends paid..................................     (34,544)       (26,549)       (14,580)
                                                   ---------      ---------       --------
Net cash used in financing activities...........     (99,707)      (107,196)       (31,854)
                                                   ---------      ---------       --------
Net increase (decrease) in cash and cash
  equivalents...................................      12,900         (1,581)       (10,438)
Cash and cash equivalents at beginning of
  period........................................       5,109          6,690         17,128
                                                   ---------      ---------       --------
Cash and cash equivalents at end of period......   $  18,009      $   5,109       $  6,690
                                                   =========      =========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.   CONTROLS AND PROCEDURES

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference to "Election of Directors" and "Executive Officers Who Are Not Directors" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders which as of the date hereof is expected to be held on May 21, 2004, which will be filed with the SEC prior to April 29, 2004 ("Definitive Proxy Statement").

     The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics may be found on the Company's website at www.myindependence.com.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference to "Compensation of Executive Officers and Transactions with Management", "Report of the Compensation Committee" and "Performance Graph" in the Definitive Proxy Statement. The reports of the Audit Committee and Compensation Committee included in the Definitive Proxy Statement should not be deemed filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required herein is incorporated by reference to "Share Ownership of Management and Others" in the Definitive Proxy Statement.

     The following table provides information as of December 31, 2003 with respect to shares of Common Stock that may be issued under the Company's existing equity compensation plans which include the 1998 Stock Option Plan, 1998 Recognition and Retention Plan and Trust Agreement and the 2002 Stock Incentive Plan (collectively, the "Plans"). Each of the Plans has been approved by the Company's stockholders.

     The table does not include information with respect to shares of Common Stock subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally granted those options. Note 3 to the table sets forth the total number of shares of Common Stock issuable upon the exercise of assumed options as of December 31, 2003 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

                                                                                      NUMBER OF
                                                                                      SECURITIES
                                           NUMBER OF                             REMAINING AVAILABLE
                                       SECURITIES TO BE                          FOR FUTURE ISSUANCE
                                          ISSUED UPON       WEIGHTED-AVERAGE         UNDER EQUITY
                                          EXERCISE OF       EXERCISE PRICE OF        COMPENSATION
                                          OUTSTANDING          OUTSTANDING         PLANS (EXCLUDING
                                       OPTIONS, WARRANTS    OPTIONS, WARRANTS    SECURITIES REFLECTED
                                          AND RIGHTS           AND RIGHTS           IN COLUMN (A))
PLAN CATEGORY                                 (A)                  (B)                   (C)
-------------                          -----------------   -------------------   --------------------
Equity compensation plans approved by
  security holders...................      6,222,829(1)          $16.80(1)            2,080,153(2)(3)
Equity compensation plans not
  approved by security holders(4)....          5,000              12.94                      --
                                           ---------             ------               ---------
     Total...........................      6,227,829             $16.80               2,080,153
                                           =========             ======               =========

---------------

(1) Included in such number are 363,771 shares which are subject to restricted stock grants which were not vested as of December 31, 2003. The weighted average exercise price excludes restricted stock grants.

(2) Does not take into account shares available for future issuance under the Directors' Fee Plan, under which the $20,000 annual retainer payable to each of the Company's non-employee directors is payable in shares of Common Stock. Because the number of shares of Common Stock issuable under the Directors' Fee Plan is based on a formula and not a specific reserve amount, the number of shares which may be issued pursuant to this plan in the future is not determinable. This plan was approved by stockholders in May 2001. During the year ended December 31, 2003, a total of 12,160 shares were issued under this plan.

(3) The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2003, a total of 128,784 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $9.08 per share.

(4) Consists of a single grant of options to a non-employee director upon appointment to the Board of Directors of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference to "Compensation of Executive Officers and Transactions With
Management -- Indebtedness of Management" in the Definitive Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required herein is incorporated by reference to "Relationship with Independent Public Accountants" in the Definitive Proxy Statement.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Report

     (1) The following financial statements are incorporated by reference from
         Item 8 hereof:

        Report of Independent Auditors

        Consolidated Statements of Financial Condition as of December 31, 2003 and December 31, 2002.

        Consolidated Statements of Operations for the Year Ended December 31, 2003, the Year Ended December 31, 2002, and Nine Months Ended December 31, 2001.

        Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 2003, the Year Ended December 31, 2002, and the Nine Months Ended December 31, 2001.

        Consolidated Statements of Cash Flows for the Year Ended December 31, 2003, the Year Ended December 31, 2002, and the Nine Months Ended December 31, 2001.

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

EXHIBIT INDEX

3.1(1)     Certificate of Incorporation of Independence Community Bank
           Corp.
3.2(2)     Bylaws, as amended, of Independence Community Bank Corp.
4.0(1)     Specimen Stock Certificate of Independence Community Bank
           Corp.
10.1(1)    Form of Change of Control Agreement entered into among
           Independence Community Bank Corp., Independence Community
           Bank and certain senior executive officers of the Company
           and the Bank.*
10.2(1)    Form of Change in Control Agreement entered into between
           Independence Community Bank and certain officers thereof.*
10.3(1)    Form of Change of Control Agreement entered into among
           Independence Community Bank Corp., Independence Community
           Bank and certain executive officers of the Company and the
           Bank.*
10.4(1)    Form of Change of Control Agreement entered into between
           Independence Community Bank and certain executive officers thereof.*
10.5       Independence Community Bank Severance Plan.*
10.6(3)    1998 Stock Option Plan.*
10.7(3)    1998 Recognition and Retention Plan and Trust Agreement.*
10.8(4)    Broad National Bancorporation Incentive Stock Option Plan.*
10.9(4)    1993 Broad National Incentive Stock Option Plan.*
10.10(4)   1993 Broad National Directors Non-Statutory Stock Option
           Plan.*
10.11(4)   1996 Broad National Incentive Stock Option Plan.*
10.12(4)   1996 Broad National Bancorporation Directors Non-Statutory
           Stock Option Plan.*
10.13(5)   1996 Statewide Financial Corporation Incentive Stock Option
           Plan.*
10.14(6)   Deferred Compensation Plan.*
10.15(6)   Directors Fiscal 2002 Stock Retainer Plan.*
10.16(7)   Directors Fee Plan.*
10.17(8)   Independence Community Bank Executive Management Incentive
           Compensation Plan (April 1, 2001 -- December 31, 2001).*
10.18(9)   Independence Community Bank Executive Management Incentive
           Compensation Plan (January 1, 2002 -- December 31, 2002), as
           amended.*
10.19(10)  2002 Stock Incentive Plan.*
10.20      Independence Community Bank Executive Management Incentive
           Compensation Plan (January 1, 2003 -- December 31, 2003), as
           amended.*
10.21      Form of Amendment Number One to Change in Control Severance
           Agreement.
11.0       Statement re computation of per share earnings -- Reference is made to Item 8. "Financial Statements and Supplementary
           Data" for the required information.
21.0       Subsidiaries of the Registrant -- Reference is made to Item
           1. "Business" for the required information.
23.1       Consent of Ernst & Young LLP.
31.1       Certification pursuant to Rule 13a-14 of the Securities
           Exchange Act of 1934, as amended, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
31.2       Certification pursuant to Rule 13a-14 of the Securities
           Exchange Act of 1934, as amended, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

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

 (8) Incorporated herein by reference from the Company's Annual Report on Form 10-KT for the transition period from April 1, 2001 to December 31, 2001 filed by the Company with the SEC on March 28, 2002.

 (9) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Company with the SEC on March 31, 2003.

(10) Incorporated herein by reference from the Company's definitive proxy statement filed by the Company with the SEC on April 10, 2002.

  *   Denotes management compensation plan or arrangement.

     (b) Reports on Form 8-K

     The following Current Reports on Form 8-K were filed during the quarter ended December 31, 2003.

DATE               ITEM AND DESCRIPTION
----               --------------------
October 21, 2003   9-      On October 20, 2003, the Company issued a press release
                           reporting its earnings for the quarter ended September 30,
                           2003.
October 31, 2003   9-      On October 30, 2003, the Company issued a press release
                           reporting its wholly owned subsidiary, the Bank has entered into an agreement to acquire certain mortgage warehouse
                           loans from The Provident Bank.
November 25, 2003  5 & 7-  On November 24, 2003, the Company issued a joint press release with Staten Island Bancorp, Inc., reporting the two companies had entered into an Agreement and Plan of Merger.
December 8, 2003   5 & 7-  On December 8, 2003, the Company filed a Current Report on
                           Form 8-K with the Agreement and Plan of Merger by and
                           between the Company and Staten Island Bancorp, Inc. as an
                           exhibit.

     (c) The exhibits listed under (a)(3) of this Item 15 are filed herewith.

     (d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INDEPENDENCE COMMUNITY BANK CORP.

                                          By       /s/ ALAN H. FISHMAN
                                            ------------------------------------
                                                      Alan H. Fishman
                                               President and Chief Executive
                                                           Officer

March 10, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

                       NAME                                                                    DATE
                       ----                                                                    ----
               /s/ CHARLES J. HAMM                         Chairman of the Board          March 10, 2004
 ------------------------------------------------
                 Charles J. Hamm


                /s/ DONALD M. KARP                       Vice Chairman of the Board       March 10, 2004
 ------------------------------------------------
                  Donald M. Karp


               /s/ VICTOR M. RICHEL                      Vice Chairman of the Board       March 10, 2004
 ------------------------------------------------
                 Victor M. Richel


               /s/ ALAN H. FISHMAN                     President and Chief Executive      March 10, 2004
 ------------------------------------------------                 Officer
                 Alan H. Fishman


                /s/ FRANK W. BAIER                    Executive Vice President, Chief     March 10, 2004
 ------------------------------------------------     Financial Officer, Treasurer and
                  Frank W. Baier                        Principal Accounting Officer


              /s/ WILLARD N. ARCHIE                               Director                March 10, 2004
 ------------------------------------------------
                Willard N. Archie


               /s/ ROBERT B. CATELL                               Director                March 10, 2004
 ------------------------------------------------
                 Robert B. Catell


                /s/ ROHIT M. DESAI                                Director                March 10, 2004
 ------------------------------------------------
                  Rohit M. Desai


              /s/ CHAIM Y. EDELSTEIN                              Director                March 10, 2004
 ------------------------------------------------
                Chaim Y. Edelstein


              /s/ DONALD H. ELLIOTT                               Director                March 10, 2004
 ------------------------------------------------
                Donald H. Elliott

                       NAME                                                                    DATE
                       ----                                                                    ----

              /s/ ROBERT W. GELFMAN                               Director                March 10, 2004
 ------------------------------------------------
                Robert W. Gelfman


                /s/ SCOTT M. HAND                                 Director                March 10, 2004
 ------------------------------------------------
                  Scott M. Hand


              /s/ DONALD E. KOLOWSKY                              Director                March 10, 2004
 ------------------------------------------------
                Donald E. Kolowsky


                 /s/ JANINE LUKE                                  Director                March 10, 2004
 ------------------------------------------------
                   Janine Luke


                /s/ MALCOLM MACKAY                                Director                March 10, 2004
 ------------------------------------------------
                  Malcolm MacKay


            /s/ MARIA FIORINI RAMIREZ                             Director                March 10, 2004
 ------------------------------------------------
              Maria Fiorini Ramirez


              /s/ WESLEY D. RATCLIFF                              Director                March 10, 2004
 ------------------------------------------------
                Wesley D. Ratcliff

 130