Form 10-K/A
period 2003-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2004-04-29
CIK 945734

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(718) 722-5300

(Registrant’s telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). YES [X ]  NO [  ].

     The aggregate market value of the 45,809,233 shares of the Registrant’s common stock held by non-affiliates (54,741,962 shares outstanding less 8,932,729 shares held by affiliates), based upon the closing price of $28.14 for the Common Stock on June 30, 2003, the last business day in the Registrant’s second quarter, was approximately $1.29 billion. Shares of Common Stock held by each executive officer and director, the Registrant’s 401(k) Plan and Employee Stock Ownership Plan and by each person who owns 5% or more of the outstanding Common Stock have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 29, 2004, there were 54,741,962 shares of the Registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

     The sole purpose of filing this Form 10-K/A is to include information required by Items 10 through 14 of Form 10-K which was permitted to be incorporated by reference pursuant to the provisions of Instruction G.(3) of the General Instructions to the Form 10-K.

INDEPENDENCE COMMUNITY BANK CORP.
FORM 10-K/A

TABLE OF CONTENTS

PART III
ITEM 10.	Directors and Executive Officers of the Registrant	1
ITEM 11.	Executive Compensation	5
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
ITEM 13.	Certain Relationships and Related Transactions	19
ITEM 14.	Principal Accountant Fees and Services	19
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	20
SIGNATURES

PART III

Item 10. Directors and Executive Officers of the Registrant

Nominees for Director and Directors Whose Terms Continue

     The following tables present information concerning our nominees for director who will be presented for election at an annual meeting of stockholders expected to be held in June 2004 and the directors whose terms continue, including each such person’s tenure as a director of Independence or its subsidiaries. Ages are reflected as of April 15, 2004. No director or nominee for director is related to any other director or executive officer of Independence or any of its subsidiaries by blood, marriage or adoption.

Nominees for Director for a Three-Year Term Expiring in 2007

		Principal Occupation During	Director
Name	Age	The Past Five Years	Since
Rohit M. Desai	65	Director; Chairman and	1992
		President of Desai Capital
		Management, Inc., New York,
		New York. Director of the
		Rouse Company, Finley
		Enterprises, Inc., Sitel
		Corporation and Triton PCS.
Charles J. Hamm	66	Chairman of the Board; served	1975
		as Chairman, President and
		Chief Executive Officer of
		the Company and the Bank from
		1996 until March 2001; prior
		thereto, Mr. Hamm served as
		the President and Chief
		Executive Officer.
Scott M. Hand	61	Director; Chairman and Chief	1987
		Executive Officer of INCO
		Limited, a mining and metals
		company headquartered in
		Ontario, Canada since April
		2001; formerly President of
		INCO Limited. Director of
		P.T. International Nickel
		Indonesia Tbk.
David L. Hinds	57	Director; retired; previously	2004
		served as Managing Director
		for Global Cash Management
		and Trade Finance and in
		various other management
		positions at Deutsche
		Bank/Bankers Trust Company,
		New York, New York from 1970
		to 2000. Director of Carver
		Bancorp, Inc. and SBLI Mutual
		Life Insurance Company.
Maria Fiorini Ramirez	56	Director; Chief Executive	2000
		Officer, Maria Fiorini
		Ramirez, Inc., New York, New
		York, a global economic
		consulting firm, since 1992.

Nominee for Director for a Two-Year Term Expiring in 2006

		Principal Occupation During	Director
Name	Age	the Past Five Years	Since
Donald M. Karp	67	Vice Chairman of the Board;	1999
		previously, Chairman and Chief
		Executive Officer of Broad National
		Bancorporation, Newark, New Jersey,
		from 1991 to 1999 prior to its
		merger with the Company in July
		1999.

Nominees for Director for a One-Year Term Expiring in 2005

		Principal Occupation During	Director
Name	Age	the Past Five Years	Since
Robert B. Catell	67	Director; Chairman and Chief	1984
		Executive Officer of KeySpan
		Energy Corporation, Brooklyn, New
		York, since August 1998; Chairman
		and Chief Executive Officer of
		Brooklyn Union, Brooklyn, New
		York, since May 1996. Director
		of KeySpan Energy Corporation and
		the Houston Exploration Company.
Robert W. Gelfman	72	Director; retired; previously	1988
		senior counsel with the law firm
		of Paul, Hastings, Janofsky &
		Walker, New York, New York from
		2000 to 2003; of counsel with the
		law firm of Battle Fowler LLP,
		New York, New York, from August
		1999 to July 2000; partner of
		Battle Fowler LLP from 1974 to
		August 1999.

Directors With Terms Expiring in 2006

		Principal Occupation During	Director
Name	Age	the Past Five Years	Since
Chaim Y. Edelstein	61	Director; Chairman, 7th Online	1991
		Inc.; formerly Chairman of the
		Board of Hills Stores, Inc. from
		1995 to 1998 and Chairman and
		Chief Executive Officer of the
		A&S division of Federated
		Department Stores from 1984 to
		1994.
Alan H. Fishman	58	Director; President and Chief	2001
		Executive Officer of the Company
		and the Bank since March 2001;
		previously, President and Chief
		Executive Officer of
		ContiFinancial Corporation from
		July 1999 to December 2000 and
		Managing Partner of Columbia
		Financial Partners, L.P. from
		1992 to March 2001. Director of
		KeySpan Energy Corporation.
Denis P. Kelleher	65	Director; Chief Executive	2004
		Officer of Wall Street Access
		(formerly Wall Street
		Investors), a financial service
		company, New York, New York,
		since 1981. Director of The
		Ireland Fund, Inc.
Allan Weissglass	69	Director; Chairman, Magruder	2004
		Color Company, Inc., a
		family-owned organic pigments
		manufacturer, Elizabeth, New
		Jersey; previously served as
		President and Chief Executive
		Office of Magruder from 1962 to
		2002. Member of the Advisory
		Board of Liberty Mutual
		Insurance Co.
Victor M. Richel	65	Vice Chairman of the Board;	2000
		previously, Chairman, President
		and Chief Executive Officer of
		Statewide Financial Corp.,
		Jersey City, New Jersey, from
		1995 to 2000 prior to its merger
		with the Company in January
		2000.

Directors With Terms Expiring in 2005

		Principal Occupation During	Director
Name	Age	the Past Five Years	Since
Willard N. Archie	60	Director; retired; certified	1994
		public accountant and Chief
		Executive Officer and Managing
		Partner of Mitchell & Titus, LLP,
		New York, New York, an accounting
		and management consulting firm,
		from January 1998 to December
		2000. Director of Security Mutual
		Life Insurance.
Harry P. Doherty	61	Vice Chairman of the Board;	2004
		previously, Chairman, President
		and Chief Executive Officer of
		Staten Island Bancorp, Inc.,
		Staten Island, New York, from
		1990 until its merger with
		Independence in April 2004.
John P. Morris	65	Director; self-employed;	2004
		previously served in various
		positions at Merrill Lynch, New
		York, New York, until his
		retirement in 1997, including
		Vice President of the Capital
		Markets and Private Client
		groups.

     A stockholder who desires to recommend a prospective nominee for the board should notify our Secretary or any member of the Corporate Governance and Nominating Committee in writing with whatever supporting material the stockholder considers appropriate.

Audit Committee

     The Audit Committee, which is chaired by Mr. Desai and is currently comprised of Messrs. Archie, Catell, Gelfman, Hand, Morris and Weissglass, met six times during 2003. Our board of directors also has affirmatively determined that each member of the Audit Committee of the board of directors is independent within the meaning of applicable laws and regulations and the requirements of the Nasdaq Stock Market, Inc. Our board has determined that Mr. Archie meets the requirements established by the Securities and Exchange Commission for qualification as an audit committee financial expert as well as has accounting or related financial expertise within the meaning of the Nasdaq Stock Market, Inc. listing requirements.

Executive Officers Who Are Not Also Directors

     The following information is provided with respect to each person who currently serves as an executive officer of Independence but does not serve on Independence’s board of directors. There are no arrangements or understandings between Independence and any such person pursuant to which such person has been elected an officer, and no such officer is related to any director or other officer of Independence by blood, marriage or adoption. Ages are reflected as of April 15, 2004.

		Principal Occupation During
Name	Age	the Past Five Years
Frank W. Baier	38	Executive Vice President, Chief Financial Officer and Treasurer of the Bank since
		August 15, 2003; previously served as Senior Vice President and Treasurer from June 1,
		2001; Mr. Baier previously served with ContiFinancial Corporation in various
		capacities including Senior Vice President and Chief Financial Officer from 1999 until
		May 2001, Vice President and Treasurer from 1997 until 1999 and Director, Corporate
		Finance from 1996 until 1997. Mr. Baier is a certified public accountant.

		Principal Occupation During
Name	Age	the Past Five Years
John A. Dorman	65	Executive Vice President and President of the Advisory Council of Independence Community Bank; previously headed the Business Banking Division of the Bank since August 1999; previously, President of Broad from 1992 to 1999 prior to its merger with the Company in July 1999.
Brendan Dugan	56	Executive Vice President-Business Banking Division since November 2003; previously Chief Operating Officer, Commercial Markets Group, Citibank, NA, New York, New York, from June 2001 to August 2003; prior to that, he served as President and Chief Operating Officer, European American Bank, New York, New York, from 1992 to June 2001.
Gary M. Honstedt	54	Executive Vice President - Commercial Real Estate Lending Division of the Bank since March 2001; previously, Senior Vice President - Commercial Real Estate Lending from April 1996 to March 2001; Mr. Honstedt joined the Bank in 1986.
Harold A. McCleery	56	Executive Vice President - Chief Credit Officer of the Bank since May 2001; Mr. McCleery previously served as Executive Vice President and Chief Credit Officer of Bank Austria U.S. from July 2000 until May 2001; prior thereto served as Executive Vice President of First Union National Bank (and its predecessor, First Fidelity Bank, Newark, New Jersey) from 1996 until July 2000.
Terence J. Mitchell	51	Executive Vice President – Consumer Banking Division of the Bank since April 1999; Executive Vice President - Director of Retail Banking from July 1998 to March 1999; Mr. Mitchell joined the Bank in 1974.
Frank S. Muzio	51	Senior Vice President and Controller of the Bank since April 1998; previously, Senior Vice President - Planning and Analysis of Dime Bancorp, Inc. subsequent to its merger with Anchor Bancorp, Inc. in January 1995 and served as Senior Vice President and Controller of Anchor Bancorp, Inc. from 1993 to 1995. Mr. Muzio is a certified public accountant.
John K. Schnock	60	Senior Vice President, Secretary and Counsel of the Bank since 1996 and of the Company since 1997; Mr. Schnock joined the Bank in 1972.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Exchange Act, our directors and executive officers and certain persons who own more than 10% of the Common Stock are required:

    •     to file reports of their ownership of the Common Stock and any changes in that ownership with the Securities and Exchange Commission and the Nasdaq Stock Market, Inc. by specific dates, and

    •      to furnish us with copies of the reports.

     Based on our records and other information, we believe that all of these filing requirements were satisfied by our directors and executive officers in 2003 except that one report, covering one transaction, was filed late by Mr. Dugan.

Involvement in Certain Legal Proceedings

     In May 2000, ContiFinancial Corporation filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. At the time of such filing, Mr. Fishman was serving as President and Chief Executive Officer of ContiFinancial Corporation. Mr. Baier was then serving as Senior Vice President and Chief Financial Officer. Mr. Fishman joined ContiFinancial Corporation in July 1999 and resigned in December 2000; Mr. Baier joined ContiFinancial Corporation in 1996 and resigned in May 2001.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers and employees of the Company and the Bank. A copy of the Code of Ethics may be found on the Company’s website at www.myindependence.com.

Item 11. Executive Compensation

Compensation of Executive Officers and Transactions With Management

     The following table discloses compensation received by our chief executive officer and our four other most highly compensated executive officers from the Bank for each of the three years ended December 31, 2003. These individuals, each of whom also serves as an executive officer of Independence, do not receive any separate compensation from Independence.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						Awards			Payouts
					Other Annual
Name and					Compensation	Restricted		Securities	LTIP	All Other
Principal Position	Fiscal Year	Salary(1)	Bonus		(4)	Stock		Underlying Options	Payouts	Compensation(9)
Alan H. Fishman
President and Chief	2003	$575,000	$310,500	(2)	—	$243,558	(5)	—	—	$26,438
Executive	2002	525,965	496,800	(3)	—	515,684	(6)	110,000	—	20,678
Officer(10)	2001	403,851	464,940		—	3,375,000	(7)	300,000	—	—
Frank W. Baier
Executive Vice	2003	$245,000	$116,927	(2)	—	$74,112	(5)	50,000 (8)	—	$26,438
President — Chief	2002	206,923	72,765	(3)	—	86,882	(6)	20,000	—	20,678
Financial Officer(10)	2001	116,153	54,028		—	469,000	(7)	40,000	—	—
Harold A. McCleery										$26,438
Executive Vice	2003	$260,000	$112,596	(2)	—	$71,341	(5)	—	—	20,678
President — Chief	2002	243,654	141,863	(3)	—	201,474	(6)	50,000	—	—
Credit Officer (10)	2001	144,615	121,160		—	650,300	(7)	50,000	—	—
Gary M. Honstedt
Executive Vice	2003	$260,000	$116,927	(2)	—	$785,862	(5)	—	—	$51,833
President -	2002	206,538	125,494	(3)	—	195,056	(6)	50,000	—	43,151
Business Banking	2001	167,800	101,504		—	—		25,000	—	26,661
Terence J. Mitchell
Executive Vice	2003	$255,000	$107,738	(2)	—	$68,253	(5)	—	—	$58,163
President — Consumer	2002	238,653	133,158	(3)	—	183,471	(6)	45,000	—	48,356
Banking	2001	227,692	133,405		—	—		—	—	41,701

(1)	Does not include amounts deferred by an officer in prior years (and previously reported) and received by such officer in the current fiscal year.

(Footnotes continued on following page)

(2)	Reflects cash portion of bonus paid in February 2004 pursuant to the Bank’s Executive Management Incentive Compensation Plan for 2003 (“2003 Incentive Plan”). A portion of the bonus was paid in the form of a grant of restricted shares of Common Stock pursuant to the 1998 Recognition and Retention Plan and Trust Agreement (“Recognition Plan”).

(3)	Reflects cash portion of bonus paid in February 2003 pursuant to the Bank’s Executive Management Incentive Compensation Plan for 2002 (“2002 Incentive Plan”). A portion of the bonus was paid in the form of a grant of restricted shares of Common Stock pursuant to the Recognition Plan.

(4)	Does not include amounts attributable to miscellaneous benefits received by the named executive officers. In the opinion of management of the Bank, the costs to the Bank of providing such benefits to each of the named executive officers during the fiscal year ended December 31, 2003 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(5)	Represents the grant in February 2004 of 6,152, 1,872, 1,872, 1,802 and 1,724 shares of restricted Common Stock to Messrs. Fishman, Baier, Honstedt, McCleery and Mitchell, respectively, pursuant to the Recognition Plan which had a value at the date of grant of $243,558, $74,112, $74,112, $71,341 and $68,253, respectively, as a part of the bonus paid under the 2003 Incentive Plan. Dividends paid on the restricted Common Stock subject to such grants are held in the Recognition Plan and paid to the recipient when the restricted Common Stock vests. For Mr. Honstedt, also includes a grant of 25,000 shares made on July 1, 2003 which vest over four years and had a value of $711,750 at the date of grant. The value of the shares subject to all grants of restricted stock to such individuals that remained unvested at December 31, 2003 were $4,508,413, $1,541,472, $1,498,020, $1,360,018 and $579,063 with respect to Messrs. Fishman, Baier, Honstedt, McCleery and Mitchell, respectively.

(6)	Includes the grant in February 2003 of 7,467, 1,094, 2,132, 1,886 and 2,001 shares of restricted Common Stock to Messrs. Fishman, Baier, McCleery, Honstedt and Mitchell, respectively, pursuant to the Recognition Pan which had a value at the date of grant of $194,814, $28,542, $55,624, $49,206 and $52,206, respectively, as part of the bonus paid under the 2002 Incentive Plan. Dividends paid on the restricted Common Stock subject to such grants are held in the Recognition Plan and paid to the recipient when the restricted Common Stock vests.

Also includes the grants in June 2002 of 11,000, 2,000, 5,000, 5,000 and 4,500 shares of restricted Common Stock, respectively, pursuant to the Recognition Plan to Messrs. Fishman, Baier, McCleery, Honstedt and Mitchell, respectively, which had a value at the date of grant of $320,870, $58,340, $145,850, $145,850 and $131,265, respectively, and vesting in full in June 2006. Dividends paid on the restricted Common Stock subject to such grants are held in the Recognition Plan and will be paid to the recipients when the Common Stock vests.

(7)	Represents awards of restricted Common Stock pursuant to the Recognition Plan for 200,000 shares to Mr. Fishman in March 2001, 25,000 shares to Mr. Baier in June 2001 and 35,000 shares to Mr. McCleery in May 2001. Dividends paid on the restricted Common Stock subject to such grants are held in the Recognition Plan and are paid to the recipient when the restricted Common Stock vests. Each of these awards vests at the rate of 20% per year starting on the first anniversary of the date of grant.

(8)	Consists of stock options awarded in July 2003 to the named officer pursuant to the 2002 Plan. The options vest at the rate of 25% per year starting on the first anniversary of the date of grant.

(9)	Consists of amounts allocated on behalf of Messrs. Fishman, Baier, Honstedt, McCleery and Mitchell pursuant to the ESOP and the 401(k) Plan.

(10)	Mr. Fishman was appointed President and Chief Executive Officer on March 12, 2001, Mr. Baier was appointed Senior Vice President and Treasurer on June 1, 2001 and Mr. McCleery was appointed Executive Vice President – Chief Credit Officer on May 21, 2001.

Options/SAR Grants in 2003

     The following table provides information relating to option grants pursuant to our stock option plans during 2003 to our named executive officers.

	Options	% of Total Options	Exercise		Fair Value of
Name	Granted (1)	Granted to Employees	Price (2)	Expiration Date	Options (3)
Frank W. Baier	50,000	21.2%	$28.47	7/1/2013	$395,035

(1)	Consists of stock options exercisable at the rate of 25% per year from the date of grant.

(2)	The exercise price was based on the fair market value of a share of Common Stock on the date of grant.

(3)	The fair value of the options granted was estimated using the Black-Scholes Pricing Model. Under such analysis, the risk-free interest rate was assumed to be 2.90%, the expected life of the options to be six years, the expected volatility to be 31.8992% and the dividend yield to be 2.25% per share.

Aggregated Option Exercises in 2003 and Year-end Option Values

     The following table provides information relating to option exercises in 2003 by our named executive officers and the value of such officers’ unexercised options at December 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND YEAR END OPTION VALUES

			Number of		Value of Unexercised
			Unexercised		Options at
	Shares Acquired on	Value	Options at Year End		Year End(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Alan H. Fishman	—	—	147,500	262,500	$2,478,400	$3,998,100
Frank W. Baier	—	—	21,000	89,000	309,360	890,040
Gary M. Honstedt	—	—	45,500	54,500	789,310	569,940
Harold M. McCleery	—	—	32,500	67,500	432,800	776,700
Terence J. Mitchell	20,000	$392,846	223,304	33,750	4,881,114	229,500

(1)	Based on a per share market price of $35.970 at December 31, 2003.

Severance and Employment Agreements

     We have entered into Change in Control Agreements with Messrs. Fishman, Baier, Honstedt, McCleery and Mitchell (as well as certain other executive officers). The agreements have terms of three years and are extended each year for a successive, additional one-year period upon approval by the board of directors unless either the board of directors or the individual elects in writing, not less than 30 days prior to the annual anniversary date, not to extend the term.

     The agreements provide that if certain adverse actions are taken with respect to the individual’s employment following a change in control, as defined, of Independence or the Bank, the individual will be able to terminate his or her employment and be entitled to a cash severance payment equal to three times the individual’s annual compensation. In addition, the individual will be entitled to a continuation of benefits similar to those he is receiving at the time of such termination for the remaining term of the agreement or until he obtains full-time employment with another employer, whichever occurs first.

     A change in control generally is defined in the agreements to include any change in control of Independence or the Bank required to be reported under the federal securities laws, as well as (i) the acquisition by any person of 20% or more of our outstanding voting securities and (ii) a change in a majority of our directors during any two-year period without the approval of at least two-thirds of the persons who were directors at the beginning of such period.

     The agreements also provide that in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code, and such payments will cause the executive officer to incur an excise tax under the Internal Revenue Code, Independence shall pay the executive officer an amount such that after payment of all federal, state and local income tax and any additional excise tax, the executive will be fully reimbursed for the amount of such excise tax. Excess parachute payments generally are payments in excess of three times the recipient’s average annual compensation from the employer includable in the recipient’s gross income during the most recent five taxable years ending before the date of a change in control of the employer (“base amount”). Recipients of excess parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes. Because the amount of the payments and benefits that could constitute a parachute payment is dependent upon the timing, price and structure of any change in control that may occur in the future, it is not possible at this time to quantify the severance benefits payable to an executive under the agreements.

     In connection with the entering into the definitive merger agreement with Staten Island, Independence, Independence Community Bank and Mr. Doherty entered into an employment and noncompetition agreement. Under the terms of the employment and noncompetition agreement, Mr. Doherty will serve as Vice Chairman of both the board of directors of Independence and of the Bank for a three-year term which commenced on the completion of the merger with Staten Island on April 12, 2004. He is entitled to a minimum base salary of $540,000 per year and bonus payments as determined by the boards of directors of Independence and the Bank. The agreement provides that, if Mr. Doherty is terminated by Independence or the Bank without “cause”, or if Mr. Doherty terminates his employment for “good reason”, he will be entitled to a cash severance amount equal to the “Annual Compensation” Mr. Doherty would have received for the remainder of the term of the agreement and benefit continuation, at no cost, for a period ending on the earlier of (i) the end of the term, or (ii) Mr. Doherty’s full time employment by another employer that offers substantially similar benefits. For purposes of the agreement, “Annual Compensation” means the highest level of aggregate base salary and cash bonus paid to Mr. Doherty during the calendar year in which the termination occurs or either of the two calendar years immediately preceding the calendar year in which the termination occurs.

     The agreement further provides that, during the 24-month period following the end of Mr. Doherty’s employment with Independence and the Bank, he will not compete with Independence or the Bank, solicit employees or solicit customers to transact business with any other entity or refrain from transacting business with Independence or the Bank. In consideration of this commitment by Mr. Doherty, Independence will pay Mr. Doherty $500,000 per year during the restricted period, payable in monthly installments.

     Independence also maintains a severance plan which covers certain officers who are not otherwise covered by change in control agreements. Such plan provides certain severance benefits to participants whose employment is terminated or whose job responsibilities are substantially reduced in connection with or subsequent to a change in control of Independence. The severance plan uses the same definition of change in control as the change in control agreements discussed above.

Benefits

     Retirement Plan. The Bank maintains a non-contributory, tax-qualified defined benefit pension plan for eligible employees. All salaried employees who had attained at least the age of 21 and who had completed at least one hour of service as of July 31, 2000 are eligible to participate in the pension plan. The pension plan was amended in June 2000 to cease admission of any new participants after July 31, 2000. The pension plan provides for a benefit for each participant, including the eligible named executive officers, equal to 2% of the participant’s final average compensation as of July 31, 2000 (average W-2 compensation during the highest 60 consecutive months of employment) multiplied by the participant’s years (and any fraction thereof) of eligible employment for service up to and including July 31, 2000 and 1% of the participant’s final average compensation multiplied by the participant’s years (and any fraction thereof) of eligible employment on or after August 1, 2000. A participant is fully vested in his or her benefit under the pension plan after five years of service. The pension plan is funded by the Bank on an actuarial basis and all assets are held in trust by the pension plan trustee.

     The following table illustrates the maximum annual benefit payable upon retirement at age 65 (in single life annuity amounts with no offset for Social Security benefits) at various levels of compensation and years of service under the pension plan and the Supplemental Executive Retirement Plan maintained by the Bank.

Years of Service(1)(2)
Remuneration (3)(4)	15	20	25	30
$ 125,000	$37,500	$50,000	$62,500	$75,000
150,000	45,000	60,000	75,000	90,000
175,000	52,500	70,000	87,500	105,000
200,000	60,000	80,000	100,000	120,000
225,000	67,500	90,000	112,500	135,000
250,000	75,000	100,000	125,000	150,000
300,000	90,000	120,000	150,000	180,000
400,000	120,000	160,000	200,000	240,000
450,000	135,000	180,000	225,000	270,000
500,000	150,000	200,000	250,000	300,000
600,000	180,000	240,000	300,000	360,000
700,000	210,000	280,000	350,000	420,000
800,000	240,000	320,000	400,000	480,000
900,000	270,000	360,000	450,000	540,000
1,000,000	300,000	400,000	500,000	600,000

(1)	The annual retirement benefits shown in the table do not reflect a deduction for Social Security benefits. There are no other offsets to benefits. The amounts reflect the maximum benefit; the benefit amounts payable could be less if based in whole or in part on service after August 1, 2000.

(2)	The maximum years of service credited for benefit purposes is 30 years.

(3)	The average annual final compensation for computing benefits under the pension plan cannot exceed $205,000 (as adjusted for subsequent years pursuant to Internal Revenue Code provisions). Benefits in excess of the limitation are provided through the Supplemental Executive Retirement Plan, discussed below.

(4)	For the fiscal year of the pension plan beginning on January 1, 2004, the maximum annual benefit payable under the pension plan cannot exceed $165,000 (as adjusted for subsequent years pursuant to Internal Revenue Code provisions).

     The following table sets forth the years of credited service and the average annual compensation determined as December 31, 2003 for each of the named executive officers other than Messrs. Fishman, Baier and McCleery who are not participants in the pension plan.

	Years of Credited	Average Annual
	Service	Earnings
Gary M. Honstedt	17 7/12	$241,733
Terence J. Mitchell	29 1/2	$315,768

     Supplemental Executive Retirement Plan. The Bank has adopted the Supplemental Executive Retirement Plan to provide for eligible employee benefits that would be due under its pension plan if such benefits were not limited under the Internal Revenue Code. Supplemental Executive Retirement Plan benefits provided with respect to the pension plan are reflected in the pension table. Messrs. Honstedt and Mitchell, are participants in the Supplemental Executive Retirement Plan.

Compensation Committee Interlocks and Insider Participation

     For the fiscal year ended December 31, 2003, the Compensation Committee of the boards of directors of Independence and the Bank determined the salaries and bonuses of our executive officers. The Compensation Committee also reviews and approves the salaries and bonuses for our other officers. The Compensation Committee met nine times during 2003. The report of the Compensation Committee with respect to compensation for our Chief Executive Officer and all of our other executive officers for the fiscal year ended December 31, 2003 is set forth below.

Report of the Compensation Committee

     The following discussion provides information relative to the compensation and benefits provided to the President and Chief Executive Officer and certain other executive officers for the fiscal year ending December 31, 2003 and sets forth the report of the Compensation Committee.

     Compensation Philosophy

     The Compensation Committee is responsible for administering the Company’s executive compensation program, reviewing on an annual basis the base salary and other compensation for all executive officers, including the President and Chief Executive Officer, and recommending to the board the establishment of appropriate compensation programs for the Company’s executive officers.

     In conducting its review, the Compensation Committee receives information and recommendations from the President and Chief Executive Officer with respect to the compensation of executive officers other than himself. The President and Chief Executive Officer does not participate in the Compensation Committee’s review of his own compensation. As an integral part of the process of establishing appropriate levels of compensation for the Company’s executive officers, the Compensation Committee receives recommendations from outside compensation consultants, considers the objectives and performance of the Company, reviews the individual performance and level of responsibility of each executive officer and takes into account executive compensation practices at comparable financial institutions.

     The purposes of the Company’s executive compensation program are to attract, retain and motivate a highly competent executive team; align executive compensation with stockholder interests; link compensation to performance, both corporate and individual, within a context of fiscal responsibility; achieve a balance between short-term and long-term results with recognition given to individual and business unit contributions; and maintain compensation levels that are competitive with comparable financial institutions, particularly those operating in the Company’s primary market area. The Company’s executive compensation program is designed to provide an incentive for executive officers to drive the Company’s business to new operating and profit levels so as to make the

Company a top performer in its industry. Although the discussion below describes the methodology used to establish compensation levels in 2003, the process of evaluating and determining the most appropriate executive compensation structure is an ongoing matter and accordingly, the Compensation Committee may determine to use the same or a different methodology to establish compensation levels in future years.

     Components of the Compensation Program

     The three primary components of the Company’s executive compensation program are base salary, annual incentive compensation and long-term incentive compensation.

     Base Salary. The Compensation Committee reviews market data compiled by outside consultants on the Company’s peer group, supplemented by general industry information, to assess the competitiveness of the base salary of the Chief Executive Officer and other executive officers. The Committee considers the job performance and contribution to the successful operation of the Company by the Chief Executive Officer and other executive officers (and in the case of executive officers other than the Chief Executive Officer, the Committee also considers the job performance evaluation and recommendation of the Chief Executive Officer before approving a salary adjustment for such executive officer) in determining any adjustment to the officer’s salary. Executive base salaries are intended to be at market average levels with the opportunity for compensation above market levels to come from the incentive compensation portion of the compensation program.

     Annual Incentive Compensation. The Company’s annual incentive compensation program is designed to provide additional annual compensation based on the achievement of performance targets approved by the Compensation Committee and the Board of Directors. Members of the Bank’s management committee participated in the 2003 Incentive Plan. Except for the Chief Executive Officer, whose award is based solely on corporate performance, annual incentive compensation awards are based upon a combination of corporate performance measured in diluted earnings per share and return on average assets, each equally weighted, the performance of the officer’s business unit or functional area of responsibility and the officer’s individual performance. In the case of executive officers other than the Chief Executive Officer, the Compensation Committee considers the recommendation and evaluation of the Chief Executive Officer with respect to the individual performance of each officer and that of his or her business unit.

     Based on the attainment of diluted earnings per share of $2.60 and return on average assets of 1.580% for the fiscal year ending December 31, 2003, the corporate component of annual incentive compensation awards was 90% of the target award. As provided in the 2003 Incentive Plan, a portion of each participant’s award was paid in cash; the remainder was paid in stock vesting over a three year period, with the number of shares determined by applying a 15% discount to the closing price on the date of the award. The stock portion of such award was made pursuant to restricted stock grants pursuant to the 1998 Recognition and Retention Plan and Trust Agreement (“Recognition Plan”).

     The 2003 incentive compensation award approved in February 2004 by the Compensation Committee for the Chief Executive Officer was $554,058, of which $310,500 was paid in cash. The remainder was paid in the form of a grant of 6,152 restricted shares vesting pro rata over a three year period pursuant to the Recognition Plan. Other executive officers, whose incentive compensation awards are based on business unit and individual performance as well as corporate performance, received awards ranging from 43% - 71% of base salary.

     Long-Term Incentives. The Compensation Committee considers long-term incentive awards for executive officers which are generally in the form of restricted stock or stock option awards pursuant to a plan approved by the board of directors and if applicable, the stockholders. Stock option awards have an exercise price equal to the fair market value of a share of stock on the date of the award; stock option awards and restricted stock awards generally vest pro rata over a multi-year period although certain restricted stock awards have used four year cliff vesting (no vesting occurs until the fourth anniversary of the grant, at which time the grants becomes 100% vested). In approving such awards, the Compensation Committee considers stock option and restricted stock awards as a means to motivate the executive and reward the creation of stockholder value; takes into account the performance of the Company and relative total stockholder return; looks at the value of such awards granted to executives in peer financial institutions, the banking industry and industry in general; and includes consideration of the executive’s individual performance, retention considerations and awards granted in prior years.

     During 2003, the Committee approved long-term incentive awards for three executive officers for an aggregate of 70,000 shares of restricted Common Stock pursuant to the Recognition Plan and stock option awards aggregating 155,000 shares to four executive officers pursuant to the Company’s 1998 Stock Option Plan, such stock option awards vesting pro rata over four years and having an exercise price equal to the fair market value of a share of stock on the date of the award.

     Beginning in 2003, the Company decided to expense stock options in accordance with Financial Accounting Standards Board Statements Nos. 123 and 148. In fiscal 2003, the Company recognized $153,000 (pre-tax) with respect to the expensing of options granted in 2003. The Compensation Committee will consider the effect of the expensing of options in future option grant levels.

     Compensation of the President and Chief Executive Officer. The Compensation Committee approved and the Board of Directors ratified an annual salary of $725,000 for Mr. Fishman, effective March 1, 2004. The salary adjustment for Mr. Fishman followed an analysis of the salaries of chief executive officers at peer group financial institutions in the Company’s primary market area, the significant contribution that the chief executive officer makes to the successful operations of the Company and the performance of Mr. Fishman in his position as President and Chief Executive Officer of the Company. No specific formula was used by the Committee to establish Mr. Fishman’s salary, which had been $575,000 since September, 2002.

     The Company’s Compensation Committee during 2003 consisted of the following Directors, each of whom was an independent outside director. Messrs. Kolowsky, MacKay and Ratcliff now serve in the capacity of Director Emeritus, effective April 12, 2004, as a result of the restructuring of the board in connection with the merger with Staten Island Bancorp.

The Compensation Committee

Scott M. Hand, Chairman	Malcolm MacKay
Willard N. Archie	Mario Fiorini Ramirez
Donald E. Kolowsky	Wesley D. Ratcliff

PERFORMANCE GRAPH

     The graph below compares the performance of the Common Stock with that of the Nasdaq Composite Index (U.S. Companies) and the SNL $5 billion to $10 billion Thrift Index (the “SNL Index”) from December 31, 1998 through December 31, 2003. The SNL Index is an index created by SNL Securities, L.P., Charlottesville, Virginia, a nationally recognized analyst of financial institutions. The graph is based on the investment of $100 in the Common Stock at its closing price on December 31, 1998. The cumulative returns include the payment of dividends by the Company. The Company changed its fiscal year end from March 31st to December 31st, effective December 31, 2001.

	Period Ending
Index	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
Independence Community Bank Corp.	100.00	79.51	103.62	150.66	170.98	247.80
NASDAQ — Total US	100.00	185.95	113.19	89.65	61.67	92.90
SNL $5B to $10B Thrift Index	100.00	90.03	117.70	135.38	161.25	233.53

Compensation of Directors

     Members of the Bank’s board of directors receive $2,000 ($1,500 in 2003) per meeting attended of the board, $1,250 ($1,000 in 2003) per meeting attended of the Executive Committee and Audit Committee and $1,000 ($850 in 2003) per meeting attended of all other committees, except for Mr. Fishman who does not receive any fees for service on the board and board committees. Board fees are subject to periodic adjustment by the board of directors. In addition, non-employee directors receive an annual retainer. Such retainer was $20,000 in 2003 and has been increased to $25,000 for 2004. In addition, starting in 2004, the Chairman of the Audit Committee will receive an annual retainer of $2,000. Under the Directors’ Fee Plan approved by stockholders of Independence at the 2001 Annual Meeting, non-employee directors receive their annual retainer in shares of Common Stock. For 2003, each non-employee-director received 760 shares of Common Stock in lieu of cash. Directors may also elect to receive all or a portion of the remainder of their fees earned in shares of Common Stock. In addition to fees paid to directors for board and committee meetings, non-employee directors of Independence at the time of the adoption of the 1998 Stock Option Plan (“Option Plan”) and the 1998 Recognition and Retention Plan and Trust Agreement (“Recognition Plan”) participated in such plans. Stock option grants and restricted stock awards were issued to each of the non-employee directors then serving in September 1998 subsequent to stockholder approval of the Option Plan and the Recognition Plan which vested pro rata over five years with the last portion vesting in September 2003. In June 2002, each non-employee director received a grant of a compensatory stock option pursuant to the 2002 Stock Incentive Plan (“2002 Plan”) covering 3,000 shares of Common Stock (except Ms. Ramirez who received a compensatory stock option covering 9,000 shares). The options vest at the rate of 25% per year starting on the first anniversary of the date of grant and have exercise prices equal to the fair market value of the Common Stock on the date of grant.

     Our non-employee directors may defer all or any portion of the board and committee fees and retainer as well as the awards received under the Recognition Plan received from Independence, including the shares of Common Stock received as payment for the annual retainer. Benefits are payable upon the dates selected by the directors for the distribution in a lump sum or in equal annual installments over a period not to exceed ten years. The directors have the right to direct the investment of the deferred amounts except that any compensation deferred that would have been in the form of shares of Common Stock (such as the retainer) must be deemed invested in shares of Common Stock.

     In connection with the acquisition of Broad National Bancorporation in 1999, we entered into a five-year consulting agreement with Mr. Karp. Mr. Karp receives $75,000 per year plus certain fringe benefits under the terms of the consulting agreement with us. The consulting agreement terminates in August 2004. In addition, in connection with the acquisition of Statewide Financial Corp. in 2000, we entered into a five-year consulting agreement with Mr. Richel. Mr. Richel receives $125,000 per year plus certain fringe benefits under the terms of the consulting agreement with us. The consulting agreement terminates in January 2005. We also entered into a three-year employment agreement with Mr. Doherty in connection with entering into the agreement to acquire Staten Island Bancorp in November 2003.

     The report of the Compensation Committee included herein and the report of the Audit Committee to be included in the proxy statement for the annual meeting of stockholders to be held in 2004 shall not be deemed filed into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

     The following table sets forth information as to the Common Stock beneficially owned as of April 15, 2004 by (i) each of our nominees for election as director and each of our directors whose term will continue after the annual meeting, (ii) each of our executive officers named in the Summary Compensation Table below, (iii) all of our nominees for director, directors whose terms will continue after the annual meeting and executive officers as a group and each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), who was known to us to be the beneficial owner of 5% or more of the outstanding common stock.

	Amount and Nature
Name of Beneficial	of Beneficial
Owner or Number of	Ownership as of		Percent of Common
Persons in Group	April 15, 2004 (1)		Stock
Independence Community Bank Corp.
Employee Stock Ownership Plan Trust 195 Montague Street Brooklyn, New York 11201	5,358,780	(2)	6.5%
Private Capital Management, Inc. 3003 Tamiami Trail North Naples, Florida 34103	5,247,518	(3)	6.3%
Directors:
Willard N. Archie	207,648	(4)(5)	*
Robert B. Catell	283,593	(4)(5)	*
Rohit M. Desai	279,633	(4)(5)	*
Harry P. Doherty	795,895	(5)(6)(7)	1.2%
Chaim Y. Edelstein	257,460	(5)	*
Alan H. Fishman	473,777	(4)(5)(8)(9)(10)(11)	*
Robert W. Gelfman	196,923	(4)(5)(12)	*
Charles J. Hamm	1,434,005	(4)(5)	2.8%
Scott M. Hand	252,023	(4)(5)	*
David L. Hinds	15,487	(5)	*
Donald M. Karp	783,117	(5)(13)	*
Denis P. Kelleher	199,578	(5)(6)(14)	*
John R. Morris	157,327	(5)(6)(15)	*
Maria Fiorini Ramirez	11,127	(4)(5)	*
Victor M. Richel	33,732	(11)	*
Allan Weissglass	100,629	(5)(6)(16)	*
Other Senior Executive Officers:
Frank W. Baier	84,157	(5)(8)(10)	*
Gary M. Honstedt	115,137	(5)(8)(10)(11)	*
Harold A. McCleery	90,661	(5)(8)(10)	*
Terence J. Mitchell	357,523	(4)(5)(8)(10)(11)	*
All directors and executive officers as a group (24 persons)	6,566,542	(17)	11.2%

*	Represents less than 1% of the outstanding shares of Common Stock.

(1)	The number of shares beneficially owned by the persons set forth above is determined under rules under Section 13 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, an individual is considered to beneficially own any shares of Common Stock if he or she directly or indirectly has or shares: (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares.

(Footnotes on the following page)

(2)	The Independence Community Bank Corp. Employee Stock Ownership Plan Trust (“Trust”) was established pursuant to the Independence Community Bank Corp. Employee Stock Ownership Plan (“ESOP”). RSGroup Trust Company is the trustee (“Trustee”) of the Trust. As of April 15, 2004 1,415,771 of the shares held by the ESOP had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustee will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will generally be voted in the same ratio on any matter as those allocated shares for which instructions are given, subject in each case to the fiduciary duties of the ESOP trustees and applicable law. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by all directors and executive officers as a group does not include the shares held by the ESOP, other than shares allocated to an executive officer as a participant.

(3)	This information is based on a Schedule 13G filed with the Securities and Exchange Commission for the year ended December 31, 2003.

(4)	Includes shares held by the Independence Community Bank Corp. Deferred Compensation Plan (the “Deferred Compensation Plan”) as follows:

Name	No. of shares

Willard N. Archie	41,721
Robert B.Catell	84,575
Rohit M. Desai	85,854
Alan H. Fishman	124,159
Robert W. Gelfman	85,856
Charles J. Hamm	369,646
Scott M. Hand	54,514
Terence J. Mitchell	101,804
Maria Fiorini Ramirez	4,877
Each director and executive officer named above disclaims beneficial ownership of such shares except to the extent of their personal pecuniary interest therein.

(5)	Includes shares subject to stock options which are currently or will first become exercisable within 60 days of April 15, 2004 as follows:

Name	No. of Options

Willard N. Archie	142,779
Frank W. Baier	29,000
Robert B.Catell	192,779
Rohit M. Desai	192,779
Harry P. Doherty	233,740
Chaim Y. Edelstein	192,779
Alan H. Fishman	207,500
Robert W. Gelfman	107,779
Charles J. Hamm	906,768
Scott M. Hand	182,779

(Footnotes continued on following page)

Name	No. of Options
David L. Hinds	15,487
Gary M. Honstedt	50,500
Donald M. Karp	2,834
Denis P. Kelleher	68,144
Harold A. McCleery	42,500
Terence J. Mitchell	223,304
John R. Morris	68,144
Maria Fiorini Ramirez	6,250
Victor M. Richel	750
Allan Weissglass	21,681

(6)	Reflects approximate number of shares received in connection with the merger of Staten Island Bancorp into Independence pursuant to an exchange ratio of 0.6195 shares of Independence for each share of Staten Island common stock.

(7)	Includes 464,203 shares held jointly with Mr. Doherty’s spouse, 2,423 shares held by a child of Mr. Doherty who resides with him, 68,240 shares held by SI Bank & Trust’s 401(k) Plan, 5,089 shares held by the Staten Island Directors’ Deferred Compensation Plan, and 22,198 shares allocated to him pursuant to the Staten Island ESOP.

(8)	Includes with respect to the following persons shares allocated to each individual pursuant to grants made under the Recognition Plan but which have not vested.

Name	No. of shares
Frank W. Baier	42,666
Alan H. Fishman	124,719
Gary M. Honstedt	41,458
Harold A. McCleery	37,634
Terence J. Mitchell	15,925

(9)	Includes 80,000 shares held in the Recognition Plan for Mr. Fishman which are contingent upon the achievement of certain performance goals established pursuant to the terms of the Recognition Plan. Until such performance goals are satisfied and the shares vest, such shares are voted by the trustees of the Recognition Plan. Such shares are included in the amount shown in Footnote 8 for Mr. Fishman.

(10)	Includes allocated shares held in the ESOP and shares contributed by the Company on the following individual’s behalf based on their contributions to the Independence Community Bank 401(k) Savings Plan in RSI Retirement Trust (the “401(k) Plan”):

Name	No. of shares
Alan H. Fishman	1,491
Frank W. Baier	1,491
Gary M. Honstedt	9,581
Harold A. McCleery	1,491
Terence J. Mitchell	11,715

(Footnotes continued on following page)

(11)	Includes shares held in the 401(k) Plan as follows:

Name	No. of shares
Alan H. Fishman	908
Gary M. Honstedt	5,854
Terence J. Mitchell	4,775
Victor M. Richel	9,804

Does not include any shares contributed to the 401(k) plan on their behalf by the Company and held in the ESOP. See Footnote 10 above

(12)	Includes 288 shares owned by Mr. Gelfman’s spouse. Mr. Gelfman disclaims beneficial ownership with respect to the 288 shares owned by his spouse.

(13)	Includes 295,454 shares under shared voting and dispositive authority with Harriet M. Alpert, 41,267 shares owned by Mr. Karp’s spouse, 67 shares owned by a company of which Mr. Karp is a director, and 81,066 shares held in various trusts of which Mr. Karp or his spouse is the trustee.

(14)	Includes 1,627 shares held individually by Mr. Kelleher’s spouse and 51,045 shares held by the Staten Island Directors’ Deferred Compensation Plan.

(15)	Includes 79,004 shares held jointly with Mr. Morris’ spouse, 4,119 shares held individually by Mr. Morris’ spouse and 6,058 shares held by Mr. Morris in his individual retirement account.

(16)	Includes 1,615 shares held individually by Mr. Weissglass’ spouse, 30,293 shares owned by Magruder Color Company, Inc. of which Mr. Weissglass is President and Chief Executive Officer, and 12,700 shares held by the Weissglass Charitable Trust of which Mr. Weissglass is a trustee. Mr. Weissglass disclaims beneficial ownership with respect to the shares owned by Magruder Color Company, Inc.

(17)	Includes 233,615 shares held by the Recognition Plan which may be voted by directors and executive officers pending vesting and distribution, 84,613 shares held by the Recognition Plan which are voted by the trustees thereof, 47,331 shares allocated to executive officers pursuant to the ESOP and 3,079,363 shares which may be acquired by directors and executive officers upon the exercise of stock options which are currently or will first become exercisable within 60 days of April 15, 2004.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to shares of Common Stock that may be issued under the Company’s existing equity compensation plans which include the 1998 Stock Option Plan, the Recognition Plan and the 2002 Stock Incentive Plan (collectively, the “Plans”). Each of the Plans has been approved by the Company’s stockholders.

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

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,222,829 (1)	$16.80 (1)	2,080,153	(2)(3)
Equity compensation plans not approved by security holders(4)	5,000	12.94	—

Total	6,227,829	$16.80	2,080,153

(1)	Included in such number are 363,771 shares which are subject to restricted stock grants which were not vested as of December 31, 2003. The weighted average exercise price excludes restricted stock grants.

(2)	Does not take into account shares available for future issuance under the Directors’ Fee Plan, under which the $20,000 annual retainer payable to each of the Company’s non-employee directors is payable in shares of Common Stock. Because the number of shares of Common Stock issuable under the Directors’ Fee Plan is based on a formula and not a specific reserve amount, the number of shares which may be issued pursuant to this plan in the future is not determinable. This plan was approved by stockholders in May 2001. During the year ended December 31, 2003, a total of 12,160 shares were issued under this plan.

(3)	The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2003, a total of 128,784 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $9.08 per share.

(4)	Consists of a single grant of options to a non-employee director upon appointment to the Board of Directors of the Company.

Item 13. Certain Relationships and Related Transactions

Indebtedness of Management

     Our directors, officers and employees are permitted to borrow from the Bank in accordance with the requirements of federal and state law. All loans made by the Bank to directors and executive officers or their related interests have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. We believe that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

Item 14. Principal Accountant Fees and Services

     The following table sets forth the aggregate fees paid by us for professional services rendered by Ernst & Young LLP in connection with the audit of Independence’s consolidated financial statements for 2003 and 2002, as well as the fees paid by us for audit-related services rendered by Ernst & Young LLP to us during 2003 and 2002.

	Year Ended December 31,
	2003	2002
Audit fees (1)	$601,225	$422,000
Audit-related fees (2)	336,000	104,400
Tax fees	—	—
All other fees	18,500	10,000

Total	$955,725	$536,400

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit-related fees primarily consist of fees incurred in connection with audits of the financial statements of our employee benefit plans and review of registration statements and during 2003, services performed in connection with the merger with Staten Island Bancorp.

     The Audit Committee selects our independent auditors and pre-approves all audit services to be provided by it to Independence. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent auditors in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent auditors. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.

     Each new engagement of Ernst & Young LLP was approved in advance by the Audit Committee and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents Filed as Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 of the Registrant’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 10, 2004:

Report of Independent Auditors

Consolidated Statements of Financial Condition as of December 31, 2003 and December 31, 2002.

Consolidated Statements of Operations for the Year Ended December 31, 2003, the Year Ended December 31, 2002, and Nine Months Ended December 31, 2001.

Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2003, the Year Ended December 31, 2002, and the Nine Months Ended December 31, 2001.

Consolidated Statements of Cash Flows for the Year Ended December 31, 2003, the Year Ended December 31, 2002, and the Nine Months Ended December 31, 2001.

Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

3.1(1)	Certificate of Incorporation of Independence Community Bank Corp.
3.2(2)	Bylaws, as amended, of Independence Community Bank Corp.
4.0(1)	Specimen Stock Certificate of Independence Community Bank Corp.
10.1(1)	Form of Change of Control Agreement entered into among Independence Community Bank Corp., Independence Community Bank and certain senior executive officers of the Company and the Bank.*
10.2(1)	Form of Change in Control Agreement entered into between Independence Community Bank and certain officers thereof.*
10.3(1)	Form of Change of Control Agreement entered into among Independence Community Bank Corp., Independence Community Bank and certain executive officers of the Company and the Bank.*
10.4(1)	Form of Change of Control Agreement entered into between Independence Community Bank and certain executive officers thereof.*
10.5(11)	Independence Community Bank Severance Plan.*
10.6(3)	1998 Stock Option Plan.*
10.7(3)	1998 Recognition and Retention Plan and Trust Agreement.*
10.8(4)	Broad National Bancorporation Incentive Stock Option Plan.*
10.9(4)	1993 Broad National Incentive Stock Option Plan.*
10.10(4)	1993 Broad National Directors Non-Statutory Stock Option Plan.*
10.11(4)	1996 Broad National Incentive Stock Option Plan.*
10.12(4)	1996 Broad National Bancorporation Directors Non-Statutory Stock Option Plan.*
10.13(5)	1996 Statewide Financial Corporation Incentive Stock Option Plan.*
10.14(6)	Deferred Compensation Plan.*
10.15(6)	Directors Fiscal 2002 Stock Retainer Plan.*
10.16(7)	Directors Fee Plan.*
10.17(8)	Independence Community Bank Executive Management Incentive Compensation Plan (April 1, 2001 – December 31, 2001).*
10.18(9)	Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2002 – December 31, 2002), as amended.*
10.19(10)	2002 Stock Incentive Plan.*
10.20(11)	Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2003 – December 31, 2003), as amended.*
10.21(11)	Form of Amendment Number One to Change in Control Severance Agreement.
11.0(11)	Statement re computation of per share earnings – Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.
21.0(11)	Subsidiaries of the Registrant – Reference is made to Item 1. “Business” for the required information.
23.1(11)	Consent of Ernst & Young LLP
31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(11)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(11)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-30757) filed by the Company with the SEC on July 3, 1997.

(2)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed by the Company with the SEC on November 14, 2002.

(3)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on August 17, 1998.

(Footnotes continued on following page)

(4)	Incorporated herein by reference from the Company’s registration statement on Form S-8 (Registration No. 333-85981) filed by the Company with the SEC on August 26, 1999.

(5)	Incorporated herein by reference from the Company’s registration statement on Form S-8 (Registration No. 333-95767) filed by the Company with the SEC on January 31, 2000.

(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed by the Company with the SEC on June 22, 2001.

(7)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on June 22, 2001.

(8)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KT for the transition period from April 1, 2001 to December 31, 2001 filed by the Company with the SEC on March 28, 2002.

(9)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Company with the SEC on March 31, 2003.

(10)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on April 10, 2002.

(11)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by the Company with the SEC on March 10, 2004.

* Denotes management compensation plan or arrangement.

(b)	Reports on Form 8-K

     The following Current Reports on Form 8-K were filed during the quarter ended December 31, 2003.

Date		Item and Description
October 21, 2003	9-	On October 20, 2003, the Company issued a press release reporting its earnings for the quarter ended September 30, 2003.
October 31, 2003	9-	On October 30, 2003, the Company issued a press release reporting its wholly owned subsidiary, the Bank has entered into an agreement to acquire certain mortgage warehouse loans from The Provident Bank.
November 25, 2003	5 & 7 -	On November 24, 2003, the Company issued a joint press release with Staten Island Bancorp, Inc., reporting the two companies had entered into an Agreement and Plan of Merger.
December 8, 2003	5 & 7 -	On December 8, 2003, the Company filed a Current Report on Form 8-K with the Agreement and Plan of Merger by and between the Company and Staten Island Bancorp, Inc. as an exhibit.

(c)	The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(d)	Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independence Community Bank Corp.

/s/	Alan H. Fishman	Date: April 29, 2004

Alan H. Fishman
President and Chief Executive Officer