Form 10-Q
period 2004-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2004-05-10
CIK 945734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☑     No  ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act.

Yes  ☑     No  ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 5, 2004, the registrant had 82,945,196 shares of common stock ($.01 par value per share) outstanding.

INDEPENDENCE COMMUNITY BANK CORP.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS:
Cash and due from banks — interest-bearing	$113,526	$43,950
Cash and due from banks — non-interest-bearing	112,403	128,078

Total cash and cash equivalents	225,929	172,028

Securities available-for-sale:
Investment securities ($27,132 and $14,593 pledged to creditors, respectively)	304,462	296,945
Mortgage-related securities ($1,523,933 and $1,872,549 pledged to creditors, respectively)	2,158,314	2,211,755

Total securities available-for-sale	2,462,776	2,508,700

Loans available-for-sale	11,950	5,922

Mortgage loans on real estate	4,985,214	4,714,388
Other loans	1,616,526	1,457,843

Total loans	6,601,740	6,172,231
Less: allowance for possible loan losses	(79,193)	(79,503)

Total loans, net	6,522,547	6,092,728

Premises, furniture and equipment, net	103,438	101,383
Accrued interest receivable	37,919	37,046
Goodwill	185,161	185,161
Identifiable intangible assets, net	47	190
Bank owned life insurance (“BOLI”)	175,988	175,800
Other assets	249,155	267,649

Total assets	$9,974,910	$9,546,607

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Savings deposits	$1,631,720	$1,613,161
Money market deposits	488,628	401,024
Active management account deposits	464,294	475,647
Interest-bearing demand deposits	743,016	694,102
Non-interest-bearing demand deposits	762,127	741,261
Certificates of deposit	1,311,655	1,378,902

Total deposits	5,401,440	5,304,097

Borrowings	2,866,300	2,916,300
Subordinated notes	395,818	148,429
Escrow and other deposits	127,021	76,260
Accrued expenses and other liabilities	139,856	110,410

Total liabilities	8,930,435	8,555,496

Stockholders’ equity:
Common stock, $.01 par value: 125,000,000 shares authorized, 76,043,750 shares issued; 54,739,776 and 54,475,715 shares outstanding at March 31, 2004 and December 31, 2003, respectively	760	760
Additional paid-in-capital	763,932	761,880
Treasury stock at cost: 21,303,974 and 21,568,035 shares at March 31, 2004 and December 31, 2003, respectively	(375,843)	(380,088)
Unallocated common stock held by ESOP	(67,975)	(69,211)
Unvested awards under Recognition Plan	(8,246)	(7,598)
Retained earnings, partly restricted	705,337	678,353
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax	26,510	7,015

Total stockholders’ equity	1,044,475	991,111

Total liabilities and stockholders’ equity	$9,974,910	$9,546,607

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

INTEREST INCOME:
Mortgage loans on real estate	$72,124	$72,512
Other loans	18,430	19,887
Loans available-for-sale	183	1,506
Investment securities	3,461	2,592
Mortgage-related securities	22,849	12,190
Other	568	2,009

Total interest income	117,615	110,696

INTEREST EXPENSE:
Deposits	12,526	14,990
Borrowings	21,890	22,681
Subordinated notes	1,690	—

Total interest expense	36,106	37,671

Net interest income	81,509	73,025
Provision for loan losses	—	2,000

Net interest income after provision for loan losses	81,509	71,025
NON-INTEREST INCOME:
Net gain on sales of loans and securities	2,865	27
Mortgage-banking activities	4,492	8,649
Service fees	13,595	14,681
BOLI	2,636	2,197
Other	3,865	683

Total non-interest income	27,453	26,237

NON-INTEREST EXPENSE:
Compensation and employee benefits	26,975	23,819
Occupancy costs	7,933	5,930
Data processing fees	3,131	2,580
Advertising	1,847	1,720
Amortization of identifiable intangible assets	143	1,427
Other	9,567	10,475

Total non-interest expense	49,596	45,951

Income before provision for income taxes	59,366	51,311
Provision for income taxes	21,223	18,343

Net income	$38,143	$32,968

Basic earnings per share	$0.76	$0.65

Diluted earnings per share	$0.72	$0.62

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004 and 2003
(In Thousands, Except Share Amounts)
(Unaudited)

					Unearned
				Unallocated	Common		Accumulated
		Additional		Common	Stock Held by		Other
	Common	Paid-in	Treasury	Stock Held	Recognition	Retained	Comprehensive
	Stock	Capital	Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2003	$760	$761,880	$(380,088)	$(69,211)	$(7,598)	$678,353	$7,015	$991,111
Comprehensive income:
Net income for the three months ended March 31, 2004	—	—	—	—	—	38,143	—	38,143
Other comprehensive income, net of tax of $14.7 million
Change in net unrealized gains on securities available-for-sale, net of tax of $12.0 million	—	—	—	—	—	—	21,571	21,571
Less: reclassification adjustment of net losses realized in net income, net of tax	—	—	—	—	—	—	(2,076)	(2,076)

Comprehensive income	—	—	—	—	—	38,143	19,495	57,638
Treasury stock issued upon option exercises (264,061 shares)	—	(1,243)	4,245	—	—	—	—	3,002
Dividends declared	—	—	—	—	—	(11,159)	—	(11,159)
Stock compensation expense	—	201	—	—	—	—	—	201
ESOP shares committed to be released	—	1,485	—	1,236	—	—	—	2,721
Amortization of earned portion of Recognition Plan awards	—	1,609	—	—	(648)	—	—	961

Balance — March 31, 2004	$760	$763,932	$(375,843)	$(67,975)	$(8,246)	$705,337	$26,510	$1,044,475

Balance — December 31, 2002	$760	$742,006	$(318,182)	$(74,154)	$(11,782)	$575,927	$5,693	$920,268
Comprehensive income:
Net income for the three months ended March 31, 2003	—	—	—	—	—	32,968	—	32,968
Other comprehensive income, net of tax of $1.1 million
Change in net unrealized losses on cash flow hedges, net of tax of $0.4 million	—	—	—	—	—	—	(1,201)	(1,201)
Change in net unrealized gains on securities available-for- sale, net of tax of $0.7 million	—	—	—	—	—	—	1,963	1,963

Comprehensive income	—	—	—	—	—	32,968	762	33,730
Repurchase of common stock (1,275,500 shares)	—	—	(32,945)	—	—	—	—	(32,945)
Treasury stock issued upon option exercises (169,057 shares)	—	220	3,256	—	—	—	—	3,476
Dividends declared	—	—	—	—	—	(7,798)	—	(7,798)
ESOP shares committed to be released	—	586	—	1,236	—	—	—	1,822
Amortization of earned portion of Recognition Plan awards	—	876	—	—	1,660	—	—	2,536

Balance — March 31, 2003	$760	$743,688	$(347,871)	$(72,918)	$(10,122)	$601,097	$6,455	$921,089

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,143	$32,968
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2,000
Net gain on sales of loans and securities	(2,865)	(27)
Originations of loans available-for-sale	(165,011)	(524,091)
Proceeds from sales of loans available-for-sale	271,672	611,051
Amortization of deferred income and premiums	2,458	1,629
Amortization of identifiable intangibles	143	1,427
Amortization of unearned compensation of ESOP and Recognition Plan	3,371	4,358
Depreciation and amortization	3,391	2,782
Deferred income tax (benefit) provision	(12)	2,932
Increase in accrued interest receivable	(873)	(983)
Decrease in accounts receivable-securities transactions	6,178	1,623
Increase (decrease) in accrued expenses and other liabilities	29,089	(20,718)
Other, net	(5,204)	4,072

Net cash provided by operating activities	180,480	119,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases	(926,672)	(261,279)
Principal payments on loans	483,989	497,446
Advances on mortgage warehouse lines of credit	(2,135,243)	(2,393,180)
Repayments on mortgage warehouse lines of credit	2,037,567	2,412,412
Proceeds from sale of securities available-for-sale	81,855	3,072
Proceeds from maturities of securities available-for-sale	2,350	5,000
Principal collected on securities available-for-sale	169,708	367,107
Purchases of securities available-for-sale	(178,263)	(831,289)
Redemption of Federal Home Loan Bank stock	6,250	5,000
Proceeds from sale of other real estate	—	1
Net additions to premises, furniture and equipment	(5,446)	(4,759)

Net cash used in investing activities	(463,905)	(200,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	164,590	82,293
Net decrease in time deposits	(67,247)	(41,325)
Net decrease in borrowings	(50,000)	—
Net increase in subordinated notes	247,389	—
Net increase in escrow and other deposits	50,761	68,381
Proceeds from exercise of stock options	2,992	2,412
Repurchase of common stock	—	(32,945)
Dividends paid	(11,159)	(7,798)

Net cash provided by financing activities	337,326	71,018

Net increase (decrease) in cash and cash equivalents	53,901	(10,428)
Cash and cash equivalents at beginning of period	172,028	199,057

Cash and cash equivalents at end of period	$225,929	$188,629

SUPPLEMENTAL INFORMATION
Income taxes paid	$1,603	$2,320

Interest paid	$36,716	$40,228

Income tax benefit realized from exercise of stock options	$1,874	$831

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

Notes to Consolidated Financial Statements

1.	Organization/ Form of Ownership

      Independence Community Bank was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a newly formed mutual holding company (the “Mutual Holding Company”).

      In April 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a plan of conversion to convert the Mutual Holding Company to the stock form of organization and simultaneously merge it with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled (the “Conversion”).

      As part of the conversion and reorganization, Independence Community Bank Corp. (the “Company”) was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision (“OTS”) as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998, issuing 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of $18.4 million of expenses. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company’s Employee Stock Ownership Plan (the “ESOP”) which used such funds to purchase 5,632,870 shares of the Company’s common stock in the open market subsequent to completion of the initial public offering. As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the “Foundation”) and concurrently with the completion of the initial public offering donated 5,632,870 shares of common stock of the Company valued at the time of their contribution at $56.3 million. The Foundation was established in order to further the Company’s and the Bank’s commitment to the communities they serve.

      Additionally, the Bank established, in accordance with the requirements of the New York State Banking Department (the “Department”), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank’s total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the Conversion. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders (as defined in the Bank’s Plan of Conversion) have reduced their qualifying deposits as of each March 31st. Subsequent increases in deposits do not restore an eligible supplemental account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

      In addition to the restriction described above, the Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank’s stockholder’s equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

      The Bank provides financial services primarily to individuals and small to medium-sized businesses within the New York City metropolitan area. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Department.

      The Board of Directors declared the Company’s twenty-third consecutive quarterly cash dividend on April 23, 2004. The dividend amounted to $0.23 per share of common stock and is payable on May 20, 2004 to stockholders of record on May 6, 2004.

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares subject to the completion of their tenth stock repurchase program. The Company completed its tenth stock repurchase plan

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and commenced its eleventh stock repurchase program on August 26, 2003. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.

      The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company’s minority equity investment in Meridian Capital Group, LLC (“Meridian Capital”). Treasury shares also are being used to fund the Company’s stock benefit plans, in particular, the 1998 Stock Option Plan (the “Option Plan”), the Directors Fee Plan and the 2002 Stock Incentive Plan (the “Stock Incentive Plan”).

      During the quarter ended March 31, 2004, the Company did not repurchase shares of its common stock. The Company issued 264,061 shares of treasury stock in connection with the exercise of options at a value of $4.3 million during the quarter ended March 31, 2004. At March 31, 2004, the Company had repurchased a total of 33,512,516 shares pursuant to the eleven repurchase programs at an aggregate cost of $553.9 million and reissued 12,208,542 shares at $179.0 million. As of March 31, 2004, there were approximately 2,790,329 shares remaining to be purchased pursuant to the Company’s eleventh repurchase program.

Business

      The Company’s principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of March 31, 2004, the Bank operated 86 banking offices located in the greater New York Metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester counties of New York and the northern New Jersey counties of Essex, Union, Bergen, Hudson and Middlesex. In addition, the Company maintains one branch facility in Maryland and a lending office in Florida as a result of the expansion of the Company’s commercial real estate lending activities to the Baltimore-Washington market and Boca Raton, Florida market as discussed below. The Company currently expects to expand its branch network through the opening of approximately seven branch locations in 2004 in addition to integrating the 35 additional branches which resulted from the merger with Staten Island Bancorp, Inc. (“Staten Island”) in April 2004 (See Note 2). The Company opened two of the new offices in Manhattan during the first quarter of 2004. During July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington market and Boca Raton, Florida market. The loans generated in these areas are referred primarily by Meridian Capital, which already has an established presence in these market areas.

      The Bank’s deposits are insured to the maximum extent permitted by law by the Bank Insurance Fund and the Savings Association Insurance Fund administered by the FDIC. The Bank is subject to examination and regulation by the FDIC, which is the Bank’s primary federal regulator, and the Department, which is the Bank’s chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of the 12 regional banks comprising the FHLB system. The Company is subject to the examination and regulation of the OTS as a registered savings and loan holding company.

2.	Acquisitions

      The Company completed its acquisition of Staten Island and the merger of Staten Island’s wholly owned subsidiary, SI Bank & Trust (“SI Bank”), with and into the Bank, all effective as of the close of business on April 12, 2004. None of the financial information contained is this Quarterly Report on Form 10-Q includes any financial data of Staten Island since the merger was completed subsequent to March 31, 2004.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the Agreement and Plan of Merger between the Company and Staten Island dated November 24, 2003 (the “Staten Island Agreement”), the aggregate consideration paid in the merger consisted of $368.5 million in cash and approximately 28,200,070 shares of the Company’s common stock. Holders of Staten Island common stock received cash or shares of the Company’s common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 75% paid in the Company’s common stock and 25% paid in cash. The value of the merger consideration per share of Staten Island common stock was calculated in accordance with the following formula: the sum of (i) $5.97025 and (ii) 0.4674 times the average of the closing prices of the Company’s common stock for the ten consecutive full trading days ending on the tenth business day before the completion of the merger. The average price of the Company’s common stock during the ten trading day measurement period was $39.26, resulting in Staten Island stockholders receiving $24.3208 per share in cash or 0.6195 share of the Company’s common stock for each share of Staten Island common stock.

      In addition on March 1, 2004, Staten Island and the Company announced the completion of the sale of the majority of the assets and operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of SI Bank, to Lehman Brothers. The remaining Staten Island Mortgage Corp. offices were sold or shut down by March 31, 2004. At April 12, 2004, Staten Island Mortgage Corp. had $295.4 million of loans available-for-sale, all of which are expected to be sold by the end of June 2004.

      As a result of the Staten Island acquisition, the Company acquired approximately $7.15 billion in assets and assumed approximately $3.79 billion in deposits and $2.74 billion in other liabilities.

3.	Summary of Significant Accounting Policies

      The following is a description of the significant accounting policies of the Company and its subsidiaries. These policies conform with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Basis of Presentation

      The accompanying consolidated financial statements of the Company were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. Certain reclassifications have been made to the prior years’ financial statements to conform with the current year’s presentation. The Company uses the equity method of accounting for investments in less than majority-owned entities.

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

      The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 (“2003 Annual Report”).

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Critical Accounting Estimates

      The Company has identified the evaluation of the allowance for loan losses, goodwill and deferred tax assets as critical accounting estimates where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. A description of these policies, which significantly affect the determination of the Company’s financial condition and results of operations are summarized in Note 3 (“Summary of Significant Accounting Policies”) of the Consolidated Financial Statements in the 2003 Annual Report.

Stock Compensation Expense

      For stock options, granted prior to January 1, 2003, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee or non-employee director must pay to acquire the stock. To date, no compensation expense has been recorded at the time of grant for stock options granted prior to January 1, 2003, since, for all granted options, the market price on the date of grant equaled the amount employees or non-employee directors must pay to acquire stock. However, compensation expense has been recognized as a result of the accelerated vesting of options occurring upon the retirement of senior officers. Under the terms of the Company’s option plans, unvested options held by retiring senior officers and non-employee directors of the Company only vest upon retirement if the Board of Directors or the Committee administering the option plan allow the acceleration of the vesting of such unvested options.

      Effective January 1, 2003, the Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with the fair value-based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended.”

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. Because the Company recognized the fair value provisions prospectively, compensation expense related to employee stock options granted did not have a full impact during 2003. The adoption of SFAS No. 123, as amended, did not have a material effect on the Company’s financial condition or results of operations. See Note 13 hereof. See also Note 4 hereof for a discussion of the exposure draft proposing to mandate option expensing.

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

4.	Impact of New Accounting Pronouncements

      The following is a description of new accounting pronouncements and their effect on the Company’s financial condition and results of operations.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation of Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities with certain characteristics. In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46, as revised, applies to variable interest entities that are commonly referred to as special-purpose entities for periods ending after December 15, 2003 and for all other types of variable interest entities for periods ending after March 15, 2004. The adoption of FIN 46, as revised, did not have a material impact on the Company’s financial condition or results of operations.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

      In November 2003, the FASB issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company complied with the disclosure provisions of this rule in Note 3 to the Consolidated Financial Statements included in its 2003 Annual Report. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The Company is currently evaluating the impact of adopting the provisions of this rule, which are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments for reporting periods beginning after June 15, 2004.

Employers’ Disclosures about Pensions and Other Postretirement Benefits

      In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement amends the disclosure requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Statement requires interim disclosure that is addressed in Note 12 but did not change the recognition and measurement requirements of the amended Statements.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

      In January 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1”), in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-1 allows plan sponsors the option of accounting for the effects of the Act in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the Act until final guidance is issued by the FASB. The Company had decided to make the one-time election to defer recognizing the effects of the Act until final guidance is issued. Therefore, the expense amounts shown in Note 12 do not reflect the potential effects of the Act, which are not expected to have a material effect on the Company’s Consolidated Financial Statements.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Exposure Draft

      On March 31, 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95 (the “Exposure Draft”). FASB is proposing, among other things, amendments to SFAS No. 123 and thus, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally would be measured at fair value at the grant date. The grant-date fair value would be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments (unless observable market prices for the same or similar options are available). The cost would be recognized over the requisite service period (often the vesting period). The cost of employee services received in exchange for liabilities would be measured initially at the fair value (rather than the previously allowed intrinsic value under APB Opinion No. 25, Accounting for Stock Issued to Employees) of the liabilities and would be remeasured subsequently at each reporting date through settlement date.

      The proposed changes in accounting would replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and would eliminate the ability to account for share-based compensation transactions using APB Opinion No 25 which did not require companies to expense options. Under the terms of the Exposure Draft, the accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged.

      The Exposure Draft provides that the proposed statement would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards vesting, granted, modified, or settled after December 15, 1994 had been accounted for using the fair value-based method of accounting.

      The FASB is soliciting comments on the Exposure Draft through June 30, 2004 and is expected to issue the final statement in the fourth quarter of 2004.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Securities Available-for-Sale

      The amortized cost and estimated fair value of securities available-for-sale at March 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In Thousands)
Investment securities:
Debt securities:
U.S. government and agencies	$27,717	$42	$(1)	$27,758
Corporate	118,923	2,012	(242)	120,693
Municipal	1,855	349	—	2,204

Total debt securities	148,495	2,403	(243)	150,655

Equity securities:
Preferred	153,446	3,161	(4,191)	152,416
Common	386	1,005	—	1,391

Total equity securities	153,832	4,166	(4,191)	153,807

Total investment securities	302,327	6,569	(4,434)	304,462

Mortgage-related securities:
Fannie Mae pass through certificates	201,970	3,231	(473)	204,728
Government National Mortgage Association (“GNMA”) pass through certificates	6,272	489	—	6,761
Freddie Mac pass through certificates	4,996	316	(2)	5,310
Collateralized mortgage obligation bonds	1,906,548	36,589	(1,622)	1,941,515

Total mortgage-related securities	2,119,786	40,625	(2,097)	2,158,314

Total securities available-for-sale	$2,422,113	$47,194	$(6,531)	$2,462,776

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of securities available-for-sale at December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In Thousands)
Investment securities:
Debt securities:
U.S. government and agencies	$15,549	$37	$(1)	$15,585
Corporate	119,013	1,399	(837)	119,575
Municipal	4,282	308	—	4,590

Total debt securities	138,844	1,744	(838)	139,750

Equity securities:
Preferred	158,462	3,352	(5,945)	155,869
Common	386	940	—	1,326

Total equity securities	158,848	4,292	(5,945)	157,195

Total investment securities	297,692	6,036	(6,783)	296,945

Mortgage-related securities:
Fannie Mae pass through certificates	142,956	3,221	—	146,177
GNMA pass through certificates	8,981	675	(1)	9,655
Freddie Mac pass through certificates	5,140	273	(2)	5,411
Collateralized mortgage obligation bonds	2,043,558	15,498	(8,544)	2,050,512

Total mortgage-related securities	2,200,635	19,667	(8,547)	2,211,755

Total securities available-for-sale	$2,498,327	$25,703	$(15,330)	$2,508,700

6. Loans Available-for-Sale and Loan Servicing Assets

      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	March 31,	December 31,
	2004	2003

	(Dollars in Thousands)
Loans available-for-sale:
Single-family residential	$4,450	$2,687
Multi-family residential	7,500	3,235

Total loans available-for-sale	$11,950	$5,922

Fannie Mae Loan Sale Program

      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the quarter ended March 31, 2004, the Company originated for sale

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$139.3 million and sold $244.8 million of fixed-rate multi-family loans in the secondary market to Fannie Mae with servicing retained by the Company. Included in the $244.8 million of loans sold in the first quarter of 2004 were $116.6 million of loans that were originally held in portfolio. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At March 31, 2004, the Company serviced $3.65 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $139.5 million.

      The maximum loss exposure of the associated credit risk related to the loans sold to Fannie Mae under this program is calculated pursuant to a review of each loan sold to Fannie Mae. A risk level is assigned to each such loan based upon the loan product, debt service coverage ratio and loan to value ratio of the loan. Each risk level has a corresponding sizing factor which, when applied to the original principal balance of the loan sold, equates to a recourse balance for the loan. The sizing factors are periodically reviewed by Fannie Mae based upon its ongoing review of loan performance and are subject to adjustment. The recourse balances for each of the loans are aggregated to create a maximum loss exposure for the entire portfolio at any given point in time. The Company’s maximum loss exposure for the entire portfolio of sold loans is periodically reviewed and, based upon factors such as amount, size, types of loans and loan performance, may be adjusted downward. Fannie Mae is restricted from increasing the maximum exposure on loans previously sold to it under this program as long as (i) the total borrower concentration (i.e., the total amount of loans extended to a particular borrower or a group of related borrowers) as applied to all mortgage loans delivered to Fannie Mae since the sales program began does not exceed 10% of the aggregate loans sold to Fannie Mae under the program and (ii) the average principal balance per loan of all mortgage loans delivered to Fannie Mae since the sales program began continues to be $4.0 million or less.

      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve with a range of estimated losses. At March 31, 2004 the Company had a $7.5 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

      As a result of retaining servicing on $3.76 billion of loans sold to Fannie Mae, which include both loans originated for sale and loans sold from portfolio, the Company had a $7.3 million servicing asset at March 31, 2004.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	At or for the
	Three Months Ended
	March 31,

	2004	2003

	(Dollars in
	Thousands)
Balance at beginning of period	$7,772	$6,445
Capitalized servicing asset	854	2,574
Reduction of servicing asset	(1,282)	(1,433)

Balance at end of period	$7,344	$7,586

Fannie Mae DUS Program

      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a newly formed subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital with the remaining two-thirds of all losses being assumed by Fannie Mae. There were no loans originated under this DUS program during the quarter ended March 31, 2004 and ICM Capital did not effect the Company’s statement of condition or results of operations for the quarter ended March 31, 2004.

      The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC (“Meridian Company”), a Delaware limited liability company, has a one-third ownership interest. ICM Capital is an integral part of the expansion of the Company’s multi-family lending activities along the East Coast and its operations will be coordinated with those of Meridian Capital. Meridian Capital is 65% owned by Meridian Capital Funding, Inc. (“Meridian Funding”), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Company. Meridian Funding and Meridian Company have the same principal owners. See Note 15 hereof.

Single-Family Loan Sale Program

      Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”). Under this program, the Company utilizes Cendant’s mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the quarter ended March 31, 2004, the Company originated for sale $23.9 million and sold $22.0 million of single-family residential mortgage loans through the program. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of mortgage-banking activity income is as follows for the periods indicated:

	For the Three Months
	Ended March 31,

	2004	2003

	(Dollars in Thousands)
Origination fees	$395	$3,642
Servicing fees	1,349	520
Gain on sales	3,946	5,836
Change in fair value of loan commitments	17,157	4,546
Change in fair value of forward loan sale agreements	(17,157)	(4,546)
Amortization of loan servicing asset	(1,198)	(1,349)

Total mortgage-banking activity income	$4,492	$8,649

      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See Note 14 hereof.

7.	Loans Receivable, Net

      The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	March 31, 2004		December 31, 2003

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Mortgage loans:
Single-family residential and cooperative apartment	$262,866	4.0%	$284,367	4.6%
Multi-family residential	2,953,104	44.7	2,821,706	45.7
Commercial real estate	1,774,955	26.9	1,612,711	26.2

Total principal balance — mortgage loans	4,990,925	75.6	4,718,784	76.5
Less net deferred fees	5,711	0.1	4,396	0.1

Total mortgage loans	4,985,214	75.5	4,714,388	76.4

Commercial business loans, net of deferred fees	656,889	9.9	606,204	9.8

Other loans:
Mortgage warehouse lines of credit	624,930	9.5	527,254	8.5
Home equity loans and lines of credit	310,891	4.7	296,986	4.8
Consumer and other loans	23,912	0.4	27,538	0.5

Total principal balance — other loans	959,733	14.6	851,778	13.8
Less unearned discounts and deferred fees	96	0.0	139	0.0

Total other loans	959,637	14.6	851,639	13.8

Total loans receivable	6,601,740	100.0%	6,172,231	100.0%

Less allowance for loan losses	79,193		79,503

Loans receivable, net	$6,522,547		$6,092,728

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The loan portfolio is concentrated primarily in loans secured by real estate located in the New York metropolitan area. The real estate loan portfolio is diversified in terms of risk and repayment sources. The underlying collateral consists of multi-family residential apartment buildings, single-family residential properties and owner occupied/ non-owner occupied commercial properties. The risks inherent in these portfolios are dependent not only upon regional and general economic stability, which affects property values, but also the financial condition and creditworthiness of the borrowers.

      During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. The loans are referred primarily by Meridian Capital, which already has an established presence in these market areas. During the quarter ended March 31, 2004, the Company originated for portfolio $27.3 million and originated for sale $39.5 million of multi-family residential loans in the Baltimore-Washington market. During the quarter ended March 31, 2004, the Company also originated $38.6 million of loans for portfolio retention in the Florida market. Of such loans, $32.2 million were commercial real estate loans and $6.4 million were multi-family residential loans. The Company will review this expansion program periodically and establish and adjust its targets based on market acceptance, credit performance, profitability and other relevant factors. At March 31, 2004, the Company’s exposure to the Baltimore-Washington market area consisted primarily of $89.0 million of mortgage warehouse lines of credit, $7.4 million of commercial real estate loans and $72.9 million of multi-family residential loans. The Company’s exposure to the Florida market consisted primarily of $49.5 million of commercial real estate loans and $33.3 million of multi-family residential loans at March 31, 2004.

8. Non-Performing Assets

      The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest and principal.

	March 31,	December 31,
	2004	2003

	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$1,694	$1,526
Multi-family residential	965	1,131
Commercial real estate	20,337	20,061
Commercial business loans	12,207	12,244
Other loans(1)	632	840

Total non-accrual loans	35,835	35,802

Loans past due 90 days or more as to:
Interest and accruing	34	40
Principal and accruing(2)	1,873	742

Total past due accruing loans	1,907	782

Total non-performing loans	37,742	36,584

Other real estate owned, net(3)	15	15

Total non-performing assets(4)	$37,757	$36,599

Restructured loans	$4,309	$4,435

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2004	2003

	(Dollars in Thousands)
Allowance for loan losses as a percent of total loans	1.20%	1.29%
Allowance for loan losses as a percent of non-performing loans	209.83%	217.32%
Non-performing loans as a percent of total loans	0.57%	0.59%
Non-performing assets as a percent of total assets	0.38%	0.38%

(1)	Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

9.	Allowance for Loan Losses

      The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. In assessing the level of the allowance for loan losses, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company’s loan portfolio.

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

      The reserve factors that are applied to pass, criticized and classified loans are generally reviewed by management on a quarterly basis unless circumstances require a more frequent assessment. In assessing the reserve factors, the Company takes into consideration, among other things, the state of the national and/or local economies which could affect the Company’s customers or underlying collateral values, the loss experience related to different segments or classes of loans, changes in risk categories, the acceleration or decline in loan portfolio growth rates and underwriting or servicing weaknesses. To the extent that such assessment results in an increase or decrease to the reserve factors that are applied to each risk level, the

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may need to adjust its provision for loan losses which could impact earnings in the period in which such provisions are taken.

      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at March 31, 2004 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	At or for the
	Three Months Ended
	March 31,

	2004	2003

	(Dollars in Thousands)
Allowance at beginning of period	$79,503	$80,547

Provision:
Mortgage loans	—	1,400
Commercial business and other loans(1)	—	600

Total provisions	—	2,000

Charge-offs:
Mortgage loans	—	5,902
Commercial business and other loans(1)	532	300

Total charge-offs	532	6,202

Recoveries:
Mortgage loans	11	39
Commercial business and other loans(1)	211	403

Total recoveries	222	442

Net loans charged-off	(310)	(5,760)

Allowance at end of period	$79,193	$76,787

Allowance for possible loan losses as a percent of total loans at period end	1.20%	1.38%
Allowance for possible loan losses as a percent of total non-performing loans at period end(2)	209.83%	147.05%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

10.	Goodwill and Identifiable Intangible Assets

      Effective April 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which resulted in discontinuing the amortization of goodwill. Under SFAS No. 142,

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill is instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as non-interest expense in the period of impairment. However, under SFAS No. 142, identifiable intangible assets (such as core deposit premiums) with identifiable lives will continue to be amortized. Core deposit intangibles held by the Company are amortized on a straight-line basis over seven years.

      The Company’s goodwill was $185.2 million at March 31, 2004 and December 31, 2003. However, as a result of the Staten Island transaction, the Company will recognize an increase in goodwill during the second quarter of 2004. The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2003. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.

      The following table sets forth the Company’s identifiable intangible assets at the dates indicated:

	At March 31, 2004			At December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in Thousands)
Amortized intangible assets:
Deposit intangibles	$47,559	$47,512	$47	$47,559	$47,369	$190

Total	$47,559	$47,512	$47	$47,559	$47,369	$190

      The following sets forth the estimated amortization expense for the years ended December 31:

2004	$47
2005	$—

      Amortization expense related to identifiable intangible assets was $0.1 million and $1.4 million for the quarters ended March 31, 2004 and 2003, respectively.

      However, as a result of the Staten Island transaction, the Company will recognize an increase in identifiable intangible assets and the associated amortization of such assets during the second quarter of 2004.

11.	Earnings Per Share

      Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants’ accounts or are not committed to be released for allocation and unvested 1998 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) shares are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Three Months
	Ended March 31,

	2004	2003

	(In Thousands, Except
	Per Share Amounts)
Numerator:
Net income	$38,143	$32,968

Denominator:
Weighted average number of common shares outstanding — basic	50,256	50,693
Weighted average number of common stock equivalents (restricted stock and options)	2,625	2,518

Weighted average number of common shares and common stock equivalents — diluted	52,881	53,211

Basic earning per share	$.76	$.65

Diluted earnings per share	$.72	$.62

      At March 31, 2004 and March 31, 2003, there were 83,846 and 867,650 shares respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

12.	Benefit Plans

Pension Plan

      The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of its full-time employees and certain part-time employees who qualify. Employees first hired on or after August 1, 2000 are not eligible to participate in the Pension Plan. The Company makes annual contributions to the Pension Plan equal to the amount necessary to satisfy the funding requirements of the Employee Retirement Income Security Act (“ERISA”).

      The Company also has a Supplemental Executive Retirement Plan (the “Supplemental Plan”). The Supplemental Plan is a nonqualified, unfunded plan of deferred compensation covering those senior officers of the Company whose benefits under the Pension Plan would be limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net pension expense of the Pension Plan included the following components:

	For the Three
	Months Ended
	March 31,

	2004	2003

	(In Thousands)
Service cost-benefits earned during the period	$370	$355
Interest cost on projected benefit obligation	778	743
Expected return on Pension Plan assets	(996)	(854)
Amortization of net asset	(50)	(50)
Amortization of prior service cost	(273)	(273)
Recognized net actuarial loss	172	366

Pension expense	1	287
Net adjustment	2	(45)

Net pension expense	$3	$242

      The Company contributed $0.3 million to the Plan during the quarter ended March 31, 2004 but does not expect to contribute any additional funds for the remainder of the year ended December 31, 2004.

Postretirement Benefits

      The Company currently provides certain health care and life insurance benefits to eligible retired employees and their spouses. The coverage provided depends upon the employee’s date of retirement and years of service with the Company. The Company’s plan for its postretirement benefit obligation is unfunded. Effective April 1, 1995, the Company adopted SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”). In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods. The Company uses a January 1, measurement date for its postretirement benefits.

      Net postretirement benefit cost included the following components:

	For the Three
	Months Ended
	March 31,

	2004	2003

	(In Thousands)
Service cost-benefits earned during the period	$153	$131
Interest cost on accumulated postretirement benefit obligation	337	299
Amortization of net obligation	15	15
Amortization of unrecognized loss	175	146

Postretirement benefit cost	680	591
Net adjustment	—	(173)

Net postretirement benefit cost	$680	$418

401(k) Plan

      The Company also sponsors an incentive savings plan (“401(k) Plan”) whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time employees was in the form of shares held in the ESOP while the contribution for part-time employees remained a cash contribution. However, beginning January 1, 2001, the matching contribution for all employees, full- and part-time, is in the form of shares held in the ESOP. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year.

Employee Stock Ownership Plan

      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $1.4 million and $1.8 million to the ESOP during the quarters ended March 31, 2004 and 2003, respectively. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $1.2 million and $0.8 million for the quarters ended March 31, 2004 and 2003, respectively. The loan from the Company had an outstanding principal balance of $83.2 million and $84.0 million at March 31, 2004 and December 31, 2003, respectively.

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

      Compensation expense related to the 70,411 shares committed to be released during the three months ended March 31, 2004 was $2.4 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At March 31, 2004, there were 1,415,771 shares allocated, 3,943,009 shares unallocated and 274,090 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At March 31, 2004, the 3,943,009 unallocated shares had a fair value of $160.7 million.

13.	Stock Benefit Plans

Recognition Plan

      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30,

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. The Committee granted 11,000 performance-based shares in the year ended December 31, 2002 and non-performance-based share awards covering 52,407 shares, 123,522 shares and 91,637 shares during the three months ended March 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, respectively.

      The stock awards granted to date generally vest on a straight-line basis over a three, four or five-year period beginning one year from the date of grant. However, certain stock awards granted during the year ended December 31, 2002 will fully vest on the fourth anniversary of the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control of the Company.

      Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date(s). The Company recorded compensation expense of $1.0 million and $2.5 million related to the Recognition Plan for the three months ended March 31, 2004 and 2003, respectively.

Stock Option Plans

      The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant has been recognized.

      Beginning in 2003, the Company recognizes stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. There were 250,000 options granted during the quarter ended March 31, 2004 and approximately $201,000 in compensation expense recognized under this statement. There were no options granted during the quarter ended March 31, 2003 and therefore no compensation expense was recognized under this statement during such period.

          1998 Stock Option Plan

      The Option Plan was implemented in September 1998 and was approved by stockholders in September 1998. The Option Plan may grant options covering shares aggregating in total 7,041,088 shares (10% of the shares of common stock sold in the Conversion excluding the shares contributed to the Foundation). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier to occur of ten years after its date of grant or six months after the date on which the optionee’s employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. During the three months ended March 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, the Board of Directors granted options covering 5,000, 220,750 and 93,000 shares, respectively. During the year ended December 31, 2003 and the year ended December 31, 2002, the Committee administering the Plan approved the accelerated vesting of 30,000 and 8,000 options due to the retirement of senior officers, resulting in $0.2 million and $0.1 million of compensation expense, respectively. At March 31, 2004, there were options covering 4,889,421 shares outstanding pursuant to the Option Plan.

          2002 Stock Incentive Plan

      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 245,000, 15,000 and 789,650 shares during the three months ended March 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, respectively. At March 31, 2004, there were 989,325 options and 5,000 restricted share awards outstanding related to this plan.

          Other Stock Plans

      Broad National Bancorporation (“Broad”) and Statewide Financial Corp. (“Statewide”)(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At March 31, 2004, there were 125,757 options outstanding related to these plans.

      In connection with the Staten Island acquisition in April 2004, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the acquisition.

          Pro Forma Option Expense

      The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis for the periods indicated, assuming that the Company accounted for stock-based

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation based on the fair value of each option grant as required by SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

	For the Three Months
	Ended March 31,

	2004	2003

	(In Thousands, Except
	Per Share Data)
Net income:
As reported	$38,143	$32,968
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	747	1,629
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(1)	(1,212)	(3,047)

Pro forma	$37,678	$31,550

Basic earnings per share:
As reported	$.76	$.65

Pro forma	$.75	$.62

Diluted earnings per share:
As reported	$.72	$.62

Pro forma	$.71	$.59

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and Stock Incentive Plan and stock option grants awarded under the various stock option plans.

14.	Derivative Financial Instruments

      The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at March 31, 2004 included commitments to fund loans available-for-sale and forward loan sale agreements.

      The Company’s use of derivative financial instruments creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate its exposure to non-performance by the counterparties, the Company deals only with counterparties of good credit standing and establishes counterparty credit limits.

Loan Commitments for Loans Originated for Sale and Forward Loan Sale Agreements

      The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originates single-family and multi-family residential loans for sale pursuant to programs with Cendant and Fannie Mae. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement meets the definition of a derivative

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instrument under SFAS No. 133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to Fannie Mae or Cendant is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risk.

      At March 31, 2004, the Company had $1.04 billion of loan commitments outstanding related to loans being originated for sale. Of such amount, $548.8 million related to loan commitments for which the borrowers had not entered into interest rate locks and $495.6 million which were subject to interest rate locks. At March 31, 2004, the Company had $495.6 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a gain of $21.6 million and the fair market value of the related forward loan sale agreements was a loss of $21.6 million at March 31, 2004.

15.	Related Party Transactions

      The Company is engaged in certain activities with Meridian Capital. Meridian Capital is deemed to be a “related party” of the Company as such term is defined in Statement of Financial Accounting Standards No. 57. Such treatment is triggered due to the Company’s accounting for the investment in Meridian Capital using the equity method. The Company has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage brokerage firm. Meridian Capital refers borrowers seeking financing of their multi-family residential and/or commercial real estate loans to the Company as well as to numerous other financial institutions.

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

      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for the substantial majority of the loans originated for sale in 2003 and the first quarter of 2004. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian Capital relationship.

      During the third quarter of 2003, the Company announced that ICM Capital, a newly formed subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest. Meridian Funding and Meridian Company have the same principal owners.

      Under the DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses assumed by Fannie Mae. ICM Capital is an integral part of the expansion of the Company’s multi-family lending activities along the East Coast and will work closely with Meridian Capital. There were no loans originated under the DUS program by ICM Capital during the quarter ended March 31, 2004.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has also entered into other transactions with Meridian Capital, Meridian Company, Meridian Funding and several of their executive officers in the normal course of business. Such relationships include depository relationships with the Bank and six residential mortgage loans made in the ordinary course of the Bank’s business.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company’s results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

      The Company’s results of operations also are affected by (a) the provision for loan losses resulting from management’s assessment of the level of the allowance for loan losses, (b) its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, (c) its non-interest expense, including compensation and employee benefits, occupancy expense, data processing services, amortization of intangibles and (d) income tax expense.

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

      None of the financial information contained is this Quarterly Report on Form 10-Q includes any financial data of Staten Island since the merger was completed subsequent to March 31, 2004.

Forward Looking Information

      Statements contained in this Quarterly Report of Form 10-Q which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Included in such forward-looking statements are statements regarding the merger of the Company and Staten Island. See Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 1 hereof.

      Words such as “expect”, “feel”, “believe”, “will”, “may”, “anticipate”, “plan”, “estimate”, “intend”, “should”, and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the growth opportunities and cost savings from the merger of the Company and Staten Island may not be fully realized or may take longer to realize than expected; (2) operating costs and business disruption resulting from the merger, including adverse effects on relationships with employees, may be greater than expected; (3) competitive factors which could affect net interest income and non-interest income, general economic conditions which could affect the volume of loan originations, deposit flows and real estate values; (4) the levels of non-interest income and the amount of loan losses as well as other factors discussed in the documents filed by the Company with the Securities and Exchange Commission (“SEC”) from time to time. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Available Information

      The Company is a public company and files annual, quarterly and special reports, proxy statements and other information with the SEC. Members of the public may read and copy any document the Company files at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. The Company’s SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. In addition to the foregoing, the Company maintains a web site at www.myindependence.com. The Company’s website content is made available for informational purposes only. It should neither be relied upon for investment purposes nor is it incorporated by reference into this Form 10-Q. The Company makes available on its internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonable practicable after it electronically files such material with or furnishes such documents to the SEC.

Changes in Financial Condition

General

      Total assets increased by $428.3 million, or 4.5%, from $9.55 billion at December 31, 2003 to $9.97 billion at March 31, 2004 primarily due to an increase of $429.5 million in the loan portfolio. This increase was funded primarily through the use of borrowings, including the issuance of $250.0 million of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due 2014 (“Notes”), and the growth in deposits.

Cash and Cash Equivalents

      Cash and cash equivalents increased from $172.0 million at December 31, 2003 to $225.9 million at March 31, 2004. The $53.9 million increase in liquidity was principally due to funds received from the issuance of the $247.3 million Notes in March 2004, which funds had yet to be fully redeployed.

Securities Available-for-Sale

      The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $45.9 million, or 1.8%, from $2.51 billion at December 31, 2003 to $2.46 billion at March 31, 2004. The decrease in securities available-for-sale was due to proceeds from security sales being utilized to partially fund the growth in the loan portfolio.

      The Company’s mortgage-related securities portfolio decreased $53.4 million to $2.16 billion at March 31, 2004 compared to $2.21 billion at December 31, 2003. The securities were comprised of $1.85 billion of AAA rated CMOs and $92.7 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $216.8 million of mortgage-backed pass through certificates which were also issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The decrease in the portfolio was primarily due to $169.6 million received from principal repayments combined with sales of $61.7 million. Partially offsetting these decreases were purchases of $72.1 million of AAA-rated CMOs with an average yield of 4.71% and $81.6 million of Agency CMOs with a weighted average yield of 4.32%. The unrealized gain on this portfolio increased $27.4 million during the quarter ended March 31, 2004.

      The Company’s investment securities portfolio increased $7.5 million to $304.5 million at March 31, 2004 compared to December 31, 2003. The increase was primarily due to $24.6 million of purchases, primarily $10.0 million of preferred securities with a weighted average yield of 7.00% and $14.6 million of U.S. Treasury securities with a weighted average yield of 1.22%. Partially offsetting the purchases were sales of $17.4 million of securities, primarily preferred securities.

      At March 31, 2004, the Company had a $26.5 million net unrealized gain, net of tax, on available-for-sale investment and mortgage-related securities as compared to $7.0 million at December 31, 2003.

Loans Available-for-Sale

      Loans available-for-sale increased by $6.0 million to $12.0 million at March 31, 2004 compared to December 31, 2003. The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. As part of these transactions, the Company retains a portion of the associated credit risk. During the three months ended March 31, 2004, the Company originated $139.3 million and sold $244.8 million of loans to Fannie Mae under this program and as a result serviced $3.65 billion of loans with a maximum potential loss exposure of $139.5 million. Multi-family loans available-for-sale at March 31, 2004 totaled $7.5 million compared to $3.2 million at December 31, 2003. Included in the $244.8 million of loans sold in the first quarter of 2004 were $116.6 million of loans that were originally held in portfolio at a weighted average yield of 5.02%.

      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $23.9 million and sold $22.0 million of such loans during the three months ended March 31, 2004. Single-family residential mortgage loans available-for-sale at March 31, 2004 totaled $4.5 million compared to $2.7 million at December 31, 2003.

      Both programs discussed above were established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.

Loans, net

      Loans, net, increased by $429.8 million, or 7.1%, to $6.52 billion at March 31, 2004 from $6.09 billion at December 31, 2003. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate, commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. The Company originated for its own portfolio approximately $823.5 million of mortgage loans during the three months ended March 31, 2004 compared to $167.4 million for the quarter ended March 31, 2003. During the first three quarters of 2003, the Company put a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment. During the fourth quarter of 2003, as interest rates began to rise, the Company retained for portfolio 75% of the multi-family residential loans it originated as compared to 44% in the third quarter, 22% during the second quarter and 14% during the first quarter of 2003. During the first quarter of 2004, the Company retained 80% of the multi-family residential loans it originated for portfolio.

      Multi-family residential loans increased $131.4 million to $2.95 billion at March 31, 2004 compared to $2.82 billion at December 31, 2003. The increase was primarily due to originations for portfolio retention of $537.7 million which was partially offset by repayments of $296.5 million and $116.6 million of loans sold to Fannie Mae at a weighted average yield of 5.02%. Multi-family residential loans comprised 44.7% of the total loan portfolio at March 31, 2004 compared to 45.7% at December 31, 2003.

      Commercial real estate loans increased $162.2 million or 10.1% to $1.77 billion at March 31, 2004 compared to $1.61 billion at December 31, 2003. The increase was primarily due to $284.9 million of originations partially offset by $122.7 million of loan repayments. As a result of these activities, commercial real estate loans comprised 26.9% of the total loan portfolio at March 31, 2004 compared to 26.2% at December 31, 2003.

      Commercial business loans increased $50.7 million, or 8.4%, from $606.2 million at December 31, 2003 to $656.9 million at March 31, 2004. The increase was due primarily to originations and advances of $60.1 million partially offset by $9.6 million of repayments and $0.4 million of charge-offs during the three months ended March 31, 2004. As a result of the Company’s customers’ view of the economic environment, the Company experienced a slowdown in commercial business loan activity during 2003 and continuing into 2004. Commercial business loans comprised 9.9% of the total loan portfolio at March 31, 2004 compared to 9.8% at December 31, 2003.

      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit increased $97.6 million, or 18.5%, from $527.3 million at December 31, 2003 to $624.9 million at March 31, 2004. At March 31, 2004, there were $853.8 million of unused lines of credit related to mortgage warehouse lines of credit. Mortgage warehouse lines of credit comprised 9.5% of the total loan portfolio at March 31, 2004 compared to 8.5% at December 31, 2003.

      Partially offsetting the growth in the multi-family, commercial real estate, commercial business loan and mortgage warehouse line of credit portfolios was the run-off of the Company’s single-family and cooperative apartment portfolio. This portfolio decreased $21.5 million from $284.4 million at December 31, 2003 to $262.9 million at March 31, 2004. The decline was due to repayments combined with the decreased emphasis on originating these loans for portfolio in favor of higher yielding commercial real estate and commercial business loans. The Company originates and sells single-family residential mortgage loans to Cendant as previously discussed.

Non-Performing Assets

      Non-performing assets as a percentage of total assets amounted to 0.38% at both March 31, 2004 and December 31, 2003. The Company’s non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased slightly by $1.2 million, or 3.2%, to $37.8 million at March 31, 2004 from $36.6 million at December 31, 2003. The increase in non-performing assets was primarily due to a $1.1 million increase in loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. Non-accrual loans were $35.8 million at March 31, 2004 and primarily consisted of $20.3 million of commercial real estate loans, $12.2 million of commercial business loans, $1.7 million of single-family residential and cooperative apartment loans and $1.0 million of multi-family residential loans.

Allowance for Loan Losses

      The Company’s allowance for loan losses amounted to $79.2 million at March 31, 2004, as compared to $79.5 million at December 31, 2003. At March 31, 2004, the Company’s allowance amounted to 1.20% of total loans and 209.8% of total non-performing loans compared to 1.29% and 217.3% at December 31, 2003, respectively. The Company’s allowance decreased $0.3 million during the three months ended March 31, 2004 due to $0.3 million in net charge-offs, or 0.005% of average total loans.

      In assessing the level of the allowance for loan losses and the periodic provisions to the allowance charged to income, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing loans, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company’s loan portfolio.

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

      Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management’s Discussion and Analysis (“MD&A”).

      Management believes the allowance for loan losses at March 31, 2004 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

Goodwill and Intangible Assets

      Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.

      The Company’s goodwill, which aggregated $185.2 million at March 31, 2004, resulted from the acquisitions of Broad and Statewide as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The Company’s $47,000 of identifiable intangible assets at March 31, 2004 resulted primarily from one branch office purchase transaction effected in fiscal 1996. The Company’s intangible assets decreased by $0.1 million to $47,000 at March 31, 2004 from $0.2 million at December 31, 2003. The decrease was a result of amortization of the identifiable intangible assets. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized. However, the remaining identified intangibles as of March 31, 2004 will be completely amortized by April 2004. As a result of the Staten Island transaction, the Company will recognize an increase in goodwill and identifiable intangible assets and the associated amortization of identifiable intangible assets during the second quarter of 2004.

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

      Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this MD&A.

Bank Owned Life Insurance (“BOLI”)

      The Company holds BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in value are recorded in non-interest income. BOLI increased $0.2 million to $176.0 million at March 31, 2004 compared to $175.8 million at December 31, 2003.

Other Assets

      Other assets decreased $18.5 million from $267.6 million at December 31, 2003 to $249.1 million at March 31, 2004. The decrease was primarily due to decreases of $10.8 million in net deferred tax assets and $6.2 million in FHLB stock.

      The Company had a net deferred tax asset of $44.9 million at March 31, 2004 compared to $55.7 million at December 31, 2003. The decrease was primarily due to an increase in the deferred tax liability associated with an increase in the net unrealized gain on securities available-for-sale.

      The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management’s opinion, in view of the Company’s previous, current and projected future earnings, such deferred tax assets are expected to be fully realized.

      The Company has identified the valuation of deferred tax assets as a critical accounting estimate due to the judgment involved in projecting future taxable income, determining when differences are expected to be reversed and establishing a valuation allowance. Changes in management’s judgments and estimates may have an impact on the Company’s net income.

      Management has discussed the development and selection of this critical accounting estimate with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this MD&A.

Deposits

      Deposits increased $97.3 million or 1.8% to $5.40 billion at March 31, 2004 compared to $5.30 billion at December 31, 2003. The increase was due to deposit inflows totaling $85.1 million as well as interest credited of $12.2 million.

      Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $164.6 million, or 4.2%, to $4.09 billion at March 31, 2004 compared to $3.93 billion at December 31, 2003. This increase reflects both the continued successful implementation of the Company’s business strategy of increasing core deposits as well as the current interest rate environment. Execution of this strategy is evidenced by the increase in core deposits to 75.7% of total deposits at March 31, 2004 compared to 74.0% of total deposits at December 31, 2003.

      The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.53% compared to 2.11% for certificates of deposit and 3.05% for borrowings for the quarter ended March 31, 2004.

Borrowings

      Borrowings decreased $50.0 million to $2.87 billion at March 31, 2004 compared to $2.92 billion at December 31, 2003. The decrease was principally due to a $350.0 million decrease in repurchase agreements partially offset by a $300.0 million increase in FHLB advances.

      During the quarter ended March 31, 2004, the Company paid-off $1.10 billion of short-term borrowings that matured at a weighted average interest rate of 1.25%. The Company also borrowed $1.05 billion of short-term low costing floating-rate borrowings. These borrowings generally mature within 30 days and have a weighted average interest rate of 1.15%. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

      The Company is managing its leverage position and had a borrowing (including subordinated notes) to asset ratio of 32.7% at March 31, 2004 and 32.1% at December 31, 2003.

Subordinated Notes

      Subordinated notes increased $247.4 million to $395.8 million at March 31, 2004 compared to $148.4 million at December 31, 2003. On March 22, 2004, the Bank issued $250.0 million aggregate principal amount of Notes. The Notes bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 the Bank has the right to redeem the Notes at par plus accrued interest. The net proceeds of $247.4 million were used for general corporate purposes. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.

Equity

      The Holding Company’s stockholders’ equity totaled $1.04 billion at March 31, 2004 compared to $991.1 million at December 31, 2003. The $53.4 million increase was primarily due to net income of $38.1 million and a $19.5 million increase in the net unrealized gain on securities available-for-sale. In addition, the increase was also attributable to $3.0 million related to the exercise of stock options and related tax benefit, $2.7 million related to the ESOP shares committed to be released with respect to the three months ended March 31, 2004, amortization of the earned portion of restricted stock grants of $1.0 million, and $0.2 million of stock compensation costs. These increases were partially offset by a $11.1 million decrease due to dividends declared.

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

	For the Three Months Ended

	March 31, 2004				March 31, 2003

	Average		Average		Average		Average
	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1):
Mortgage loans	$4,919,185	$72,307	5.88%		$4,249,173	$74,018	6.97%
Commercial business loans	591,737	9,312	6.33		561,195	9,725	7.03
Mortgage warehouse lines of credit	443,893	4,815	4.29		602,964	6,657	4.42
Other loans(2)	329,585	4,303	5.25		228,122	3,505	6.23

Total loans	6,284,400	90,737	5.78		5,641,454	93,905	6.67
Investment securities	302,814	3,461	4.57		235,823	2,592	4.40
Mortgage-related securities	2,155,153	22,849	4.24		1,130,682	12,190	4.31
Other interest-earning assets(3)	206,391	568	1.11		311,515	2,009	2.62

Total interest-earning assets	8,948,758	117,615	5.26		7,319,474	110,696	6.06

Non-interest-earning assets	746,503				696,258

Total assets	$9,695,261				$8,015,732

Interest-bearing liabilities:
Deposits:
Savings	$1,622,401	$1,403	0.35%		$1,562,825	$2,658	0.69%
Money market	452,680	1,527	1.36		190,294	338	0.72
Active management accounts (“AMA”)	470,528	918	0.78		511,558	1,590	1.26
Interest-bearing demand(4)	808,500	1,599	0.80		565,676	1,029	0.74
Certificates of deposit	1,347,637	7,079	2.11		1,567,361	9,375	2.43

Total interest-bearing deposits	4,701,746	12,526	1.07		4,397,714	14,990	1.38
Non interest-bearing deposits	750,301	—	—		610,247	—	—

Total deposits	5,452,047	12,526	0.92		5,007,961	14,990	1.21

Subordinated notes	175,655	1,690	3.87		—	—	—
Borrowings	2,890,437	21,890	3.05		1,933,050	22,681	4.76

Total interest-bearing liabilities	8,518,139	36,106	1.70		6,941,011	37,671	2.20

Non-interest-bearing liabilities	158,995				147,049

Total liabilities	8,677,134				7,088,060
Total stockholders’ equity	1,018,127				927,672

Total liabilities and stockholders’ equity	$9,695,261				$8,015,732

Net interest-earning assets	$430,619				$378,463

Net interest income/interest rate spread		$81,509	3.56%			$73,025	3.86%

Net interest margin			3.64%				3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.05	x			1.05	x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.

(4)	Includes NOW and checking accounts.

Rate/ Volume Analysis

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

	Three Months Ended March 31, 2004
	Compared to Three Months Ended
	March 31, 2003

	Increase (Decrease)
	due to		Total Net
			Increase
	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$(12,227)	$10,517	$(1,710)
Commercial business loans	(958)	545	(413)
Mortgage warehouse lines of credit	(184)	(1,658)	(1,842)
Other loans(2)	(613)	1,411	798

Total loans receivable	(13,892)	10,815	(3,167)
Investment securities	110	759	869
Mortgage-related securities	(202)	10,860	10,658
Other interest-earning assets	(909)	(532)	(1,441)

Total net change in income on interest-earning assets	(14,983)	21,902	6,919
Interest-bearing liabilities:
Deposits:
Savings	(1,354)	99	(1,255)
Money market	465	723	1,188
AMA deposits	(556)	(117)	(673)
Interest-bearing demand	90	479	569
Certificates of deposit	(1,094)	(1,201)	(2,295)

Total deposits	(2,449)	(17)	(2,466)
Borrowings	(9,859)	9,068	(791)
Subordinated notes	—	1,690	1,690

Total net change in expense on interest-bearing liabilities	12,308	10,741	(1,567)

Net change in net interest income	$(2,675)	$11,161	$8,486

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003

General

      The Company reported an 16.1% increase in diluted earnings per share to $0.72 for the quarter ended March 31, 2004 compared to $0.62 for the quarter ended March 31, 2003. Net income increased 15.7% to $38.1 million for the quarter ended March 31, 2004 compared to $33.0 million for the quarter ended March 31, 2003.

      On a linked quarter basis, net income increased $1.9 million, or 5.2%, from $36.2 million for the quarter ended December 31, 2003 while diluted earnings per share increased 4.3% from $0.69 for the quarter ended December 31, 2003.

Net Interest Income

      Net interest income increased by $8.5 million or 11.6% to $81.5 million for the quarter ended March 31, 2004 as compared to $73.0 million for the quarter ended March 31, 2003. The increase was due to a $6.9 million increase in interest income combined with a $1.6 million decrease in interest expense. The increase in net interest income primarily reflected a $1.63 billion increase in average interest-earning assets during the quarter ended March 31, 2004 as compared to the same period in the prior year, offset in part by the 33 basis point decrease in net interest margin.

      The Company’s net interest margin decreased 33 basis points to 3.64% for the quarter ended March 31, 2004 compared to 3.97% for the quarter ended March 31, 2003. The average yield on interest-earning assets declined 80 basis points for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 which was partially offset by a decline of 50 basis points in the cost of average interest-bearing liabilities. The compression in net interest margin was primarily attributable to new assets for portfolio retention being originated at lower yields.

      On a linked quarter basis, net interest margin declined by 6 basis points to 3.64% for the quarter ended March 31, 2004, from 3.70% for the quarter ended December 31, 2003. For the quarter ended March 31, 2004, the weighted average interest rate earned on interest-earning assets declined 9 basis points compared to the quarter ended December 31, 2003. By comparison, the weighted average interest rate paid on interest-bearing liabilities declined 3 basis points compared to the quarter ended December 31, 2003.

      Interest income increased by $6.9 million to $117.6 million for the quarter ended March 31, 2004 compared to $110.7 million for the quarter ended March 31, 2003. Interest income on loans declined $1.8 million due primarily to a decrease in the yield on the average loan portfolio of 89 basis points to 5.78% for the quarter ended March 31, 2004 from 6.67% for the quarter ended March 31, 2003. Partially offsetting the decline in yield were higher average outstanding loan balances of $642.9 million compared to the prior year quarter.

      The increase in the average balance of loans is primarily attributable to increases of $508.4 million in the average balance of multi-family residential loans and $407.2 million in the average balance of commercial real estate loans for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in average balance was funded by the use of borrowings, and to a lesser extent, the growth in deposits.

      Partially offsetting the above increases in the average balance of loans was a $245.6 million decline in the average balance of the single-family and cooperative loan portfolios which management has decided to let run-off as maintenance of such portfolio is not consistent with the Company’s overall business model. The Company does, however, originate single-family loans for sale through its private label program with Cendant. In addition, the average balance of mortgage warehouse lines of credit decreased $159.1 million, in part, due to the softening of demand for mortgage warehouse funding which began in the fourth quarter of 2003 as the refinance market began to contract.

      Income on investment securities increased $0.9 million due to an increase in the average outstanding balance of investment securities of $67.0 million and an increase in the average yield of 17 basis points to 4.57% for the quarter ended March 31, 2004 compared to the same period in 2003.

      Interest income on mortgage-related securities increased $10.7 million during the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 as a result of an $1.02 billion increase in the average balance which was funded by the use of borrowings and the growth in deposits. The increase in the average balance was partially offset by a 7 basis point decrease in the yield earned from 4.31% for the quarter ended March 31, 2003 to 4.24% for the quarter ended March 31, 2004.

      Income on other interest-earning assets decreased $1.4 million in the current quarter compared to the prior year quarter primarily due to a decrease in the dividends received on FHLB stock of $1.0 million. As of March 31, 2004, the Company had $129.6 million of FHLB stock. The FHLB of New York decreased the amount of dividends paid to its stockholders in the first quarter of 2004 compared to the first quarter of 2003. The FHLB of New York did not pay a dividend in the fourth quarter of 2003.

      Interest expense decreased $1.6 million or 4.2% to $36.1 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. This decrease primarily reflects a 29 basis point decrease in the average rate paid on deposits to 0.92% for the quarter ended March 31, 2004 compared to 1.21% for the quarter ended March 31, 2003. This decrease was partially offset by a $444.1 million increase in the average balance of deposits. The average balance of core deposits increased $663.8 million, or 19.3%, to $4.10 billion for the quarter ended March 31, 2004 compared to $3.44 billion for the quarter ended March 31, 2003. Core deposits are defined as all deposits other than certificates of deposit. Lower costing core deposits represented approximately 75.7% of total deposits at March 31, 2004 compared to 68.9% at March 31, 2003. This increase reflects the success of the Company’s strategy of lowering its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.

      Interest expense on borrowings decreased $0.8 million due to a decline in the average rate paid on such borrowings of 171 basis points from 4.76% in the quarter ended March 31, 2003 to 3.05% in the quarter ended March 31, 2004. Partially offsetting the decline in the average rate paid was an increase of $957.4 million in the average balance of borrowings as the Company utilized borrowings as a funding source pending replacement of a portion of such funding with core deposits. During 2003, the Company borrowed $1.08 billion of short-term low costing floating-rate borrowings, and invested the funds primarily in mortgage-backed securities with characteristics designed to minimize both interest rate and extension risk while maximizing yield. During the three months ended March 31, 2004, the Company repaid $1.10 billion of short-term borrowings and borrowed an additional $1.05 billion. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

      Interest expense on subordinated notes was $1.7 million during the quarter ended March 31, 2004. On March 22, 2004, the Bank issued $250.0 million aggregate principal amount of Notes (as previously discussed) and issued $150.0 million in 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 at the end of the second quarter of 2003.

Provision for Loan Losses

      The Company’s provision for loan losses decreased $2.0 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Based on the improved quality in the characteristics of the loan portfolio, the Company did not record a provision for loan losses in the first quarter of 2004.

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

      Non-performing assets as a percentage of total assets totaled 38 basis points at March 31, 2004 compared to 64 basis points at March 31, 2003. Non-performing assets decreased 27.7% to $37.8 million at March 31, 2004 compared to $52.2 million at March 31, 2003. The $14.4 million decrease was primarily due to a decrease of $14.9 million in non-accrual loans which was partially offset by a $0.4 million increase in loans that are contractually past due 90 days or more as to maturity, although current as to monthly principal and interest payments. The $14.9 million decrease in non-accrual loans was primarily due to decreases of $9.6 million in commercial business loans, $2.4 million in single-family residential and cooperative loans, $2.0 million in commercial real estate loans and $1.2 million in multi-family residential loans, partially offset by an increase of $0.3 million in consumer loans. The Company’s allowance for loan losses to total loans amounted to 1.20% and 1.38% of total loans at March 31, 2004 and March 31, 2003, respectively.

Non-Interest Income

      The Company continues to stress and emphasize the development of fee-based income throughout its operations. As a result of a variety of initiatives, the Company experienced a 4.6% increase in non-interest income, from $26.2 million for the quarter ended March 31, 2003 to $27.5 million for quarter ended March 31, 2004.

      The Company recorded gains on sales of loans and securities of $2.9 million primarily from the sales of $74.8 million of securities during the quarter ended March 31, 2004, compared to $27,000 for the quarter ended March 31, 2003.

      One revenue channel that the Company stresses and which is a primary driver of non-interest income, is earnings from the Company’s mortgage-banking activities. In the quarter ended March 31, 2004, revenue from the Company’s mortgage-banking business amounted to $4.5 million compared to $8.6 million in the quarter ended March 31, 2003. The Company originates multi-family residential loans for sale in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At March 31, 2004, the Company’s maximum potential exposure related to secondary market sales to Fannie Mae under this program was $139.5 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market. See Note 6 to Notes to Consolidated Financial Statements included herein.

      As a result of the interest rate environment in effect during the first three quarters of 2003, and as part of the Company’s business model, the majority of the multi-family residential loans the Company originated during 2003 were sold in the secondary market to Fannie Mae. During the fourth quarter of 2003, as interest rates began to rise, the Company retained the majority of the multi-family residential loans it originated for portfolio retention. The Company sold multi-family residential mortgage loans totaling $244.8 million during the quarter ended March 31, 2004 compared to $570.5 million during the quarter ended March 31, 2003. Included in the $244.8 million of loans sold in the first quarter of 2004 were $116.6 million of loans that were originally held in portfolio. On a linked quarter basis, the Company sold $197.5 million of multi-family residential mortgage loans to Fannie Mae in the quarter ended December 31, 2003. In addition, the Company sold $22.0 million of single-family residential loans during the quarter ended March 31, 2004 compared to $36.2 million during the quarter ended March 31, 2003.

      Mortgage-banking activities for the quarter ended March 31, 2004 reflected $3.9 million in gains, $1.4 million in servicing fees and $0.4 million of origination fees partially offset by $1.2 million of amortization of servicing assets. Included in the $3.9 million of gains were $0.4 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $21.6 million increase in the fair value of loan commitments for loans originated for sale and a $21.6 million decrease in the fair value of forward loan sale agreements which are entered into with respect to the sale of such loans. The $4.1 million decrease in revenue from mortgage-banking activities for the quarter ended March 31, 2004 compared to the prior year quarter was primarily due to an decrease in the gain on sales of loans to Fannie Mae of $1.9 million combined with an $3.2 million decrease in origination fees. The Company recorded $2.1 million of income from mortgage-banking activities in the quarter ended December 31, 2003.

      Service fee income decreased by $1.1 million, or 7.4% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Included in service fee income are prepayment and modification fees on loans. These fees are effectively a partial offset to the decreases realized in the net interest margin. Prepayment fees decreased $0.7 million to $3.8 million for the quarter ended March 31, 2004 compared to $4.5 million for the quarter ended March 31, 2003. Modification and extension fees increased $0.1 million to $0.6 million for the quarter ended March 31, 2004 compared to $0.5 million for the quarter ended March 31, 2003. On a linked quarter basis, the total of these combined fees decreased by $5.6 million from $9.9 million for the quarter ended December 31, 2003 compared to $4.3 million for the quarter ended March 31, 2004 reflecting the softening of the refinance market experienced throughout 2003 and continuing in the first quarter of 2004.

      Another component of service fees are revenues generated from the branch system which decreased by $0.3 million, or 4.1%, to $8.0 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The decrease was primarily due to decreased NSF fees on deposit accounts.

      In addition, the Company also recorded an increase for the quarter ended March 31, 2004 of approximately $0.4 million in the cash surrender value of BOLI compared to the quarter ended March 31, 2003. On a linked quarter basis, income related to BOLI increased by $0.5 million to $2.6 million for the quarter ended March 31, 2004 as compared to the quarter ended December 31, 2003.

      Other non-interest income increased $3.2 million to $3.9 million for the three months ended March 31, 2004 compared to $0.7 million for the three months ended March 31, 2003. The increase was primarily attributable to increased income from the Company’s equity investment in Meridian Capital of $2.6 million and a tax refund of $0.6 million related to the Company’s acquisition of Statewide in January 2000.

Non-Interest Expenses

      Non-interest expense increased $3.6 million, or 7.9%, to $49.6 million for the quarter ended March 31, 2004 compared to $46.0 million for the quarter ended March 31, 2003. This increase was primarily attributable to increases of $3.2 million in compensation and benefits, $2.0 million in occupancy costs and $0.6 million of data processing costs which were partially offset by a $1.3 million decrease in the amortization of identifiable intangible assets and a $0.9 million decrease in other expenses.

      Total compensation and benefits expense increased $3.2 million or 13.2% to $27.0 million for the quarter ended March 31, 2004 as compared to $23.8 million for the same period in the prior year. This increase was comprised of increases in salaries of $2.1 million, $1.0 million in management incentive expenses, ESOP costs of $0.8 million, deferred compensation expense of $0.4 million and $0.3 million of postretirement health care benefits expense. Partially offsetting these increases were lower Recognition Plan costs of $1.6 million. The increase in compensation and benefit expense in the 2004 period was primarily attributable to expansion of the Company’s commercial and retail lending operations during the past year.

      Occupancy costs increased $2.0 million or 33.8% to $7.9 million for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Data processing costs increased $0.6 million, or 21.3%, to $3.1 million for the quarter ended March 31, 2004 as compared to $2.5 million for the quarter ended March 31, 2003. The increase in both occupancy and data processing costs is a result of the increased number of branch facilities resulting from the continuation of the de novo branch expansion program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington and Florida markets through the establishment of loan production offices in these areas. The Company expects occupancy costs to increase in 2004 due to the completion of the Staten Island merger.

      Advertising expenses increased by $0.9 million from $1.7 million in the quarter ended March 31, 2003 to $1.8 million in the quarter ended March 31, 2004. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs and support of the de novo branches.

      Amortization of identifiable intangible assets decreased by $1.3 million to $0.1 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The decrease was due to intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the quarter ended March 31, 2003. The remaining identified intangibles as of March 31, 2004 will be completely amortized by April 2004. However, as a result of the Staten Island transaction, the Company will recognize an increase in identifiable intangible assets and the associated amortization of such assets during the second quarter of 2004.

      Other non-interest expenses decreased $0.9 million to $9.6 million from $10.5 million for the quarter ended March 31, 2004 compared to the same period in the prior year. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.

      On a linked quarter basis, non-interest expense decreased $0.3 million to $49.6 million for the quarter ended March 31, 2004 from $49.9 million for the quarter ended December 31, 2003. The decrease was due to decreases of $2.7 million in other non-interest expenses and $0.6 million in advertising costs, partially offset by increases of $2.1 million in compensation and benefits expense, $0.8 million in data processing costs and $0.1 million in occupancy costs. The increase in compensation and benefits of $2.1 million primarily consisted of increases of $1.1 million in salaries expense and $1.0 million in management incentive costs.

      Compliance with changing regulation of corporate governance and public disclosure has resulted in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and recently adopted revisions to the listing requirements of The Nasdaq Stock Market, are creating uncertainty for companies such as ours. The Company is committed to maintaining high standards of corporate governance and public disclosure. Compliance with the various new requirements is resulting in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Income Taxes

      Income tax expense amounted to $21.2 million and $18.3 million for the quarter ended March 31, 2004 and 2003, respectively. The increase recorded in the 2003 period reflected the $8.1 million increase in the Company’s income before provision for income taxes. As of March 31, 2004, the Company had a net deferred tax asset of $44.9 million compared to $65.2 million at March 31, 2003.

Regulatory Capital Requirements

      The following table sets forth the Bank’s compliance with applicable regulatory capital requirements at March 31, 2004.

	Required		Actual		Excess

	Percent	Amount	Percent	Amount	Percent	Amount

	(Dollars in Thousands)
Tier I leverage capital ratio(1)(2)	4.0%	$379,115	8.0%	$757,787	4.0%	$378,672
Risk-based capital ratios:(2)
Tier I	4.0	322,201	9.4	757,787	5.4	435,586
Total	8.0	644,402	15.2	1,223,842	7.2	579,440

(1)	Reflects the 4.0% requirement to be met in order for an institution to be “adequately capitalized” under applicable laws and regulations.

(2)	The Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.

Liquidity and Commitments

      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings only to a limited degree as a source of funds. However, due to the Company’s continued focus on expanding its commercial real estate and business loan portfolios the Company has increased its use of borrowings. The Company increased its total borrowings (including subordinated notes) to $3.23 billion at March 31, 2004 from $3.06 billion at December 31, 2003. At March 31, 2004, the Company had the ability to borrow from the FHLB an additional $607.5 million on a secured basis, utilizing mortgage-related loans and securities as collateral.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at March 31, 2004 totaled $1.01 billion or 77.2% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

      The notional principal amount of the off-balance sheet financial instruments at March 31, 2004 and December 31, 2003 are as follows:

	Contract or Amount

	March 31, 2004	December 31, 2003

	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$724,929	$563,049
Commitments to extend credit — commercial business loans	247,457	426,883
Commitments to extend credit — mortgage warehouse lines of credit	853,803	952,615
Commitments to extend credit — other loans	119,476	111,736
Standby letters of credit	29,271	28,049
Commercial letters of credit	776	363

Total	$1,975,712	$2,082,695

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments. As a financial institution, the Company’s primary component of market risk is interest rate risk. Interest rate risk is defined as the sensitivity of the Company’s current and future earnings to changes in the level of market rates of interest. Market risk arises in the ordinary course of the Company’s business, as the repricing characteristics of its assets do not match those of its liabilities. Based upon the Company’s nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company’s various loan portfolios, concentrated primarily within the greater New York City metropolitan area (which includes parts of northern New Jersey and southern Connecticut), are subject to risks associated with the local economy. The Company does not own any trading assets.

      Net interest margin represents net interest income as a percentage of average interest-earning assets. Net interest margin is directly affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities and the credit quality of the loan portfolio. Management’s asset/ liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.

      Management responsibility for interest rate risk resides with the Asset and Liability Management Committee (“ALCO”). The committee is chaired by the Chief Financial Officer, and includes the Chief

Executive Officer, Chief Credit Officer and the Company’s senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments, and identify acceptable counterparties to securities and off-balance sheet transactions.

      ALCO risk management strategies allow for the assumption of interest rate risk within the Board approved limits. The strategies are formulated based upon ALCO’s assessments of likely market developments and trends in the Company’s lending and consumer banking businesses. Strategies are developed with the aim of enhancing the Company’s net income and capital, while ensuring the risks to income and capital from adverse movements in interest rates are acceptable.

      The Company’s strategies to manage interest rate risk include (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (primarily five years) balloon loans, (ii) originating relatively short-term or variable-rate consumer and commercial business loans as well as mortgage warehouse lines of credit, (iii) investing in securities available-for-sale, primarily mortgage-related instruments with maturities or estimated average lives of less than five years, (iv) promoting stable savings, demand and other transaction accounts, (v) utilizing variable-rate borrowings which have imbedded derivatives to cap the cost of borrowings, (vi) using interest rate swaps to modify the repricing characteristics of certain variable rate borrowings, (vii) entering into forward loan sale agreements to offset rate risk on rate-locked loan commitments originated for sale, (viii) maintaining a strong capital position and (ix) maintaining a relatively high level of liquidity and/or borrowing capacity.

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

      At March 31, 2004, the Company had $1.04 billion of loan commitments outstanding related to loans being originated for sale. Of such amount, $548.8 million related to loan commitments for which the borrowers had not entered into interest rate locks and $495.6 million which were subject to interest rate locks. At March 31, 2004, the Company had $495.6 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a gain of $21.6 million and the fair market value of the related forward loan sale agreements was a loss of $21.6 million at March 31, 2004.

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

      The model is kept static with respect to the composition of the balance sheet and, therefore does not reflect management’s ability to proactively manage asset composition in changing market conditions.

Management may choose to extend or shorten the maturities of the Company’s funding sources and redirect cash flows into assets with shorter or longer durations.

      Based on the information and assumptions in effect at March 31, 2004, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $13.6 million or 4.1%, while a 100 basis point gradual decrease in interest rates would increase net interest income by $0.3 million or 0.1%.

          Gap Analysis

      Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2004, the Company’s one-year cumulative gap position was a negative 2.67% compared to a negative 2.24% at December 31, 2003. A positive gap will generally result in the net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on the net interest margin.

      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.

      The gap analysis is an incomplete representation of interest rate risk. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2004 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

      In addition, the gap analysis does not account for the effect of general interest rate movements on the Company’s net interest income because the actual repricing dates of various assets and liabilities will differ from the Company’s estimates and it does not give consideration to the yields and costs of the assets and liabilities or the projected yields and costs to replace or retain those assets and liabilities. Callable features of certain assets and liabilities, in addition to the foregoing, may also cause actual experience to vary from that indicated. The uncertainty and volatility of interest rates, economic conditions and other markets which affect the value of these call options, as well as the financial condition and strategies of the holders of the options, increase the difficulty and uncertainty in predicting when they may be exercised.

      Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time. Within the one year time period, money market accounts were assumed to decay at 55%, savings accounts were assumed to decay at 30% and NOW accounts were assumed to decay at 40%. Deposit decay rates (estimated deposit withdrawal activity) can have a significant effect on the Company’s estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that these assumed decay rates will approximate actual future deposit withdrawal activity.

      The following table reflects the repricing of the balance sheet, or “gap” position at March 31, 2004.

	0 – 90	91 – 180	181 – 365	1 – 5	Over
	Days	Days	Days	Years	5 Years	Total

	(In Thousands)
Interest-earning assets:
Mortgage loans(1)	$528,301	$277,908	$470,807	$2,426,391	$1,293,757	$4,997,164
Commercial business and other loans	1,072,324	65,133	110,373	331,191	37,505	1,616,526
Securities available-for-sale(2)	441,348	129,993	276,784	1,161,299	412,689	2,422,113
Other interest-earning assets(3)	119,838	—	—	—	129,565	249,403

Total interest-earning assets	2,161,811	473,034	857,964	3,918,881	1,873,516	9,285,206
Interest-bearing liabilities:
Savings, NOW and money market deposits	308,630	308,630	617,259	645,841	1,574,319	3,454,679
Certificates of deposit	534,129	263,860	226,532	287,108	—	1,311,629
Borrowings	1,401,300	100,000	—	550,000	815,000	2,866,300
Subordinated notes	(219)	(219)	(438)	146,691	250,000	395,815

Total interest-bearing liabilities	2,243,840	672,271	843,353	1,629,640	2,639,319	8,028,423
Interest sensitivity gap	(82,029)	(199,237)	14,611	2,289,241	(765,803)

Cumulative interest sensitivity gap	$(82,029)	$(281,266)	$(266,655)	$2,022,586	$1,256,783

Cumulative interest sensitivity gap as a percentage of total assets	(0.82)%	(2.82)%	(2.67)%	20.28%	12.60%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/ (losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

Item 4.     Controls and Procedures

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

OTHER INFORMATION

Part II
Item 1.	Legal Proceedings Not applicable
Item 2.	Changes in Securities and Use of Proceeds

      The following table contains information about our purchases of equity securities during the first quarter of 2004.

			Total Number of	Maximum Number
			Shares Purchased	of Remaining
			as Part of a	Shares that May
	Total Number of	Average Price	Publicly	Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

January 1-31, 2004	—	$—	—	2,790,329
February 1-29, 2004	—	—	—	2,790,329
March 1-31, 2004	—	—	—	2,790,329

Total	—	$—	—

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. Since that announcement, the Company has purchased 209,671 shares for an aggregate cost of $6.9 million at an average price per share of $32.82.

Item 3.	Defaults upon Senior Securities Not applicable
Item 4.	Submission of Matters to a Vote of Security Holders
a) In connection with the merger of Staten Island Bancorp, Inc. with and into Independence Community Bank Corp., the Company held a Special Meeting of Stockholders on March 8, 2004. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to a joint proxy statement/ prospectus dated February 2, 2004. Of the 54,684,662 shares of the Company’s common stock eligible to vote at the special meeting, 38,683,002 were represented in person or by proxy.

		No. of	No. of	No. of
		Votes	Votes	Votes
		For	Against	Abstaining

b)	Proposal I: Approval and adoption of the Agreement and Plan of Merger, dated as of November 24, 2003, by and between Independence Community Bank Corp. and Staten Island Bancorp, Inc., pursuant to which Staten Island Bancorp, Inc. will be merged with and into Independence Community Bank Corp.	38,373,038	232,386	77,578

Item 5.	Other Information Not applicable

Item 6.	Exhibits and Reports on Form 8-K a) Exhibits

No.	Description

31.1	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

Date	Item and Description

March 3, 2004	5 & 7 — On March 3, 2004, the Company announced that its President and Chief Executive Officer had presented at the Keefe, Bruyette & Woods Eastern Regional Bank Symposium on March 3, 2004.
March 2, 2004	5 & 7 — On March 1, 2004, the Company issued a joint press release with Staten Island Bancorp, Inc. reporting the completion of the sale of the majority of the assets and operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of SI Bank & Trust, to Lehman Brothers.
January 20, 2004	9 — On January 20, 2004, the Company issued a press release reporting its earnings for the quarter and fiscal year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE COMMUNITY BANK CORP.

Date: May 10, 2004	By: /s/ ALAN H. FISHMAN Alan H. Fishman President and Chief Executive Officer

Date: May 10, 2004	By: /s/ FRANK W. BAIER Frank W. Baier Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer