Form 10-Q
period 2004-06-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2004-08-09
CIK 945734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Yes  ☑     No  ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes  ☑     No  ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 3, 2004, the registrant had 83,969,141 shares of common stock ($.01 par value per share) outstanding.

INDEPENDENCE COMMUNITY BANK CORP.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS:
Cash and due from banks — interest-bearing	$89,409	$43,950
Cash and due from banks — non-interest-bearing	317,990	128,078

Total cash and cash equivalents	407,399	172,028

Securities available-for-sale:
Investment securities ($15,993 and $14,593 pledged to creditors, respectively)	655,349	296,945
Mortgage-related securities ($2,874,465 and $1,872,549 pledged to creditors, respectively)	3,492,192	2,211,755

Total securities available-for-sale	4,147,541	2,508,700

Loans available-for-sale	232,255	5,922

Mortgage loans on real estate	9,144,891	4,714,388
Other loans	1,955,082	1,457,843

Total loans	11,099,973	6,172,231
Less: allowance for possible loan losses	(105,141)	(79,503)

Total loans, net	10,994,832	6,092,728

Premises, furniture and equipment, net	150,247	101,383
Accrued interest receivable	64,072	37,046
Goodwill	1,132,075	185,161
Identifiable intangible assets, net	77,140	190
Bank owned life insurance (“BOLI”)	313,734	175,800
Other assets	498,459	267,649

Total assets	$18,017,754	$9,546,607

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Savings deposits	$2,791,746	$1,613,161
Money market deposits	1,344,872	401,024
Active management accounts (“AMA”) deposits	451,886	475,647
Interest-bearing demand deposits	1,006,505	694,102
Non-interest-bearing demand deposits	1,526,459	741,261
Certificates of deposit	2,233,648	1,378,902

Total deposits	9,355,116	5,304,097

Borrowings	5,633,320	2,916,300
Subordinated notes	395,867	148,429
Escrow and other deposits	214,640	76,260
Accrued expenses and other liabilities	269,204	110,410

Total liabilities	15,868,147	8,555,496

Stockholders’ equity:
Common stock, $.01 par value: 125,000,000 shares authorized at June 30, 2004 and December 31, 2003, 104,243,820 and 76,043,750 shares issued at June 30, 2004 and December 31, 2003, respectively; 83,391,820 and 54,475,715 shares outstanding at June 30, 2004 and December 31, 2003, respectively	1,042	760
Additional paid-in-capital	1,874,021	761,880
Treasury stock at cost: 20,852,000 and 21,568,035 shares at June 30, 2004 and December 31, 2003, respectively	(368,125)	(380,088)
Unallocated common stock held by ESOP	(66,739)	(69,211)
Unvested restricted stock awards under stock benefit plans	(10,696)	(7,598)
Retained earnings, partially restricted	745,410	678,353
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on securities available-for-sale, net of tax	(25,306)	7,015

Total stockholders’ equity	2,149,607	991,111

Total liabilities and stockholders’ equity	$18,017,754	$9,546,607

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

INTEREST INCOME:
Mortgage loans on real estate	$110,999	$68,362	$183,123	$140,874
Other loans	24,900	19,972	43,330	39,859
Loans available-for-sale	3,421	1,446	3,604	2,952
Investment securities	6,248	4,003	9,709	6,595
Mortgage-related securities	35,699	15,789	58,548	27,979
Other	1,456	1,673	2,024	3,682

Total interest income	182,723	111,245	300,338	221,941

INTEREST EXPENSE:
Deposits	17,534	13,370	30,060	28,360
Borrowings	30,164	23,739	52,054	46,420
Subordinated notes	4,020	170	5,710	170

Total interest expense	51,718	37,279	87,824	74,950

Net interest income	131,005	73,966	212,514	146,991
Provision for loan losses	2,000	1,500	2,000	3,500

Net interest income after provision for loan losses	129,005	72,466	210,514	143,491
NON-INTEREST INCOME:
Net (loss) gain on sales of loans and securities	(2,121)	61	744	88
Mortgage-banking activities	13,266	7,039	17,758	15,688
Service fees	18,481	17,811	32,076	32,492
BOLI	3,666	2,173	6,302	4,370
Other	2,051	853	5,916	1,536

Total non-interest income	35,343	27,937	62,796	54,174

NON-INTEREST EXPENSE:
Compensation and employee benefits	34,590	26,728	61,565	50,547
Occupancy costs	11,186	6,062	19,119	11,992
Data processing fees	5,312	2,580	8,443	5,160
Advertising	2,444	1,743	4,291	3,463
Amortization of identifiable intangible assets	2,602	143	2,745	1,570
Other	16,519	10,091	26,086	20,566

Total non-interest expense	72,653	47,347	122,249	93,298

Income before provision for income taxes	91,695	53,056	151,061	104,367
Provision for income taxes	33,447	18,967	54,670	37,310

Net income	$58,248	$34,089	$96,391	$67,057

Basic earnings per share	$0.77	$0.68	$1.53	$1.33

Diluted earnings per share	$0.74	$0.65	$1.47	$1.27

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004 and 2003
(In Thousands, Except Share Amounts)
(Unaudited)

					Unearned
				Unallocated	Common		Accumulated
		Additional		Common	Stock Held by		Other
		Paid-in		Stock Held	Recognition	Retained	Comprehensive
	Common Stock	Capital	Treasury Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2003	$760	$761,880	$(380,088)	$(69,211)	$(7,598)	$678,353	$7,015	$991,111
Comprehensive income:
Net income for the six months ended June 30, 2004	—	—	—	—	—	96,391	—	96,391
Other comprehensive income, net of tax benefit of $14.4 million
Change in net unrealized gains on securities available- for-sale, net of tax of $17.1 million	—	—	—	—	—	—	(34,493)	(34,493)
Less: reclassification adjustment of net losses realized in net income, net of tax	—	—	—	—	—	—	2,172	2,172

Comprehensive income	—	—	—	—	—	96,391	(32,321)	64,070
Treasury stock issued for options exercised and director fees (716,035 shares)	—	65	11,963	—	—	—	—	12,028
Common stock issued in connection with Staten Island Bancorp, Inc. acquisition (28,200,070 shares)	282	1,106,853	—	—	—	—	—	1,107,135
Dividends declared	—	—	—	—	—	(29,334)	—	(29,334)
Stock compensation expense	—	543	—	—	—	—	—	543
ESOP shares committed to be released	—	2,846	—	2,472	—	—	—	5,318
Issuance of grants and amortization of earned portion of restricted stock awards	—	1,834	—	—	(3,098)	—	—	(1,264)

Balance — June 30, 2004	$1,042	$1,874,021	$(368,125)	$(66,739)	$(10,696)	$745,410	$(25,306)	$2,149,607

Balance — December 31, 2002	$760	$742,006	$(318,182)	$(74,154)	$(11,782)	$575,927	$5,693	$920,268
Comprehensive income:
Net income for the six months ended June 30, 2003	—	—	—	—	—	67,057	—	67,057
Other comprehensive income, net of tax of $3.7 million
Change in net unrealized losses on cash flow hedges, net of tax of $1.8 million	—	—	—	—	—	—	(4,959)	(4,959)
Change in net unrealized gains on securities available- for-sale, net of tax of $1.9 million	—	—	—	—	—	—	5,217	5,217

Comprehensive income	—	—	—	—	—	67,057	258	67,315
Repurchase of common stock (1,893,000 shares)	—	—	(49,618)	—	—	—	—	(49,618)
Treasury stock issued for options exercised and director fees (371,142 shares)	—	(101)	5,477	—	—	—	—	5,376
Dividends declared	—	—	—	—	—	(15,917)	—	(15,917)
Stock compensation expense	—	4	—	—	—	—	—	4
ESOP shares committed to be released	—	1,270	—	2,472	—	—	—	3,742
Amortization of earned portion of restricted stock awards	—	1,475	—	—	3,686	—	—	5,161

Balance — June 30, 2003	$760	$744,654	$(362,323)	$(71,682)	$(8,096)	$627,067	$5,951	$936,331

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,391	$67,057
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	3,500
Net gain on sales of loans and securities	(744)	(88)
Originations of loans available-for-sale	(705,485)	(1,093,806)
Proceeds from sales of loans available-for-sale	1,268,042	1,152,690
Amortization of deferred income and premiums	(3,999)	5,572
Amortization of identifiable intangibles	2,745	1,570
Amortization of unearned compensation of ESOP and restricted stock awards	6,988	8,547
Depreciation and amortization	7,837	5,519
Deferred income tax provision	16,220	1,075
Increase in accrued interest receivable	(3,015)	(2,939)
Decrease in accounts receivable-securities transactions	4,086	1,957
Increase in accrued expenses and other liabilities	55,515	66,792
Other, net	32,435	373

Net cash provided by operating activities	779,016	217,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases	(2,394,969)	(641,870)
Principal payments on loans	667,465	992,145
Advances on mortgage warehouse lines of credit	(5,003,246)	(5,287,687)
Repayments on mortgage warehouse lines of credit	4,878,460	5,193,540
Proceeds from sale of securities available-for-sale	186,949	8,497
Proceeds from maturities of securities available-for-sale	2,350	84,414
Principal collected on securities available-for-sale	627,336	766,842
Purchases of securities available-for-sale	(424,650)	(2,100,431)
Redemption (Purchase) of Federal Home Loan Bank stock	38,915	(20,000)
Cash consideration paid to acquire Staten Island Bancorp	(368,500)	—
Cash and cash equivalents acquired from Staten Island Bancorp acquisition	669,614	—
Proceeds from sale of other real estate	30	1
Net additions to premises, furniture and equipment	(13,952)	(7,810)

Net cash used in investing activities	(1,134,198)	(1,012,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	539,780	315,568
Net decrease in time deposits	(289,881)	(101,962)
Net (decrease) increase in borrowings	(5,251)	500,000
Net increase in subordinated notes	247,438	148,377
Net increase in escrow and other deposits	116,020	34,426
Proceeds from exercise of stock options	11,781	3,997
Repurchase of common stock	—	(49,618)
Dividends paid	(29,334)	(15,917)

Net cash provided by financing activities	590,553	834,871

Net increase in cash and cash equivalents	235,371	40,331
Cash and cash equivalents at beginning of period	172,028	199,057

Cash and cash equivalents at end of period	$407,399	$239,388

SUPPLEMENTAL INFORMATION
Income taxes paid	$40,706	$37,149

Interest paid	$69,048	$75,441

Income tax benefit realized from exercise of stock options	$6,044	$1,662

NON-CASH INVESTING ACTIVITIES
Common Stock issued for Staten Island Bancorp, Inc. acquisition	$1,107,135	$—

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization/ Form of Ownership

      Independence Community Bank was originally founded as a New York-chartered savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a newly formed mutual holding company (the “Mutual Holding Company”).

      In April 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a plan of conversion (the “Plan of Conversion”) to convert the Mutual Holding Company to the stock form of organization and simultaneously merge it with and into the Bank and all of the outstanding shares of Bank common stock held by the Mutual Holding Company would be cancelled (the “Conversion”).

      As part of the Conversion, Independence Community Bank Corp. (the “Company”) was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision (“OTS”) as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998, issuing 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of $18.4 million of expenses. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company’s Employee Stock Ownership Plan (the “ESOP”) which used such funds to purchase 5,632,870 shares of the Company’s common stock in the open market subsequent to completion of the initial public offering. As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the “Foundation”) and concurrently with the completion of the initial public offering donated 5,632,870 shares of common stock of the Company valued at the time of their contribution at $56.3 million. The Foundation was established in order to further the Company’s and the Bank’s commitment to the communities they serve.

      The Company increased its issued and outstanding common shares by 28,200,070 shares as part of the consideration paid in connection with the acquisition of Staten Island Bancorp, Inc. (“Staten Island”) which was effective as of the close of business on April 12, 2004. (See Note 2).

      Effective July 1, 2004, the Company’s Certificate of Incorporation was amended to increase the amount of authorized common stock the Company may issue from 125 million shares to 250 million shares. The Company’s stockholders approved and authorized such amendment at the annual meeting of stockholders held on June 24, 2004.

      The Bank established, in accordance with the requirements of the New York State Banking Department (the “Department”), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank’s total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the Conversion. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders (as defined in the Bank’s Plan of Conversion) have reduced their qualifying deposits as of each March 31st. Subsequent increases in deposits do not restore an eligible or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

      In addition to the restriction on the Bank’s equity described above, the Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank’s stockholder’s equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Bank provides financial services primarily to individuals and small to medium-sized businesses within the New York City metropolitan area. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Department.

      The Board of Directors declared the Company’s twenty-fourth consecutive quarterly cash dividend on July 22, 2004. The dividend amounted to $0.24 per share of common stock and is payable on August 18, 2004 to stockholders of record on August 4, 2004.

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

      During the six months ended June 30, 2004, the Company did not repurchase shares of its common stock. The Company issued 716,035 shares of treasury stock in connection with the exercise of options and director fees with an aggregate value of $12.2 million at the date of issuance during the six months ended June 30, 2004. At June 30, 2004, the Company had repurchased a total of 33,512,516 shares pursuant to the eleven repurchase programs at an aggregate cost of $553.9 million and reissued 12,660,516 shares at $179.0 million. As of June 30, 2004, there were approximately 2,790,329 shares remaining to be purchased pursuant to the Company’s eleventh repurchase program.

          Business

      The Company’s principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of June 30, 2004, the Bank operated 121 banking offices, including the 35 additional branches which resulted from the acquisition of Staten Island in April 2004 (See Note 2), located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester counties of New York and New Jersey. At its banking offices located on Staten Island, the Bank conducts business as SI Bank & Trust, a division of the Bank. In addition, the Bank maintains one branch facility and lending office in Maryland and a lending office in Florida as a result of the expansion of the Company’s commercial real estate lending activities to the Baltimore-Washington market and the Boca Raton, Florida market as discussed below. The Company opened three new offices during the first six months of 2004 and currently expects to expand its branch network through the opening of approximately six additional branch locations during the remainder of 2004. During July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington market and the Boca Raton, Florida market. The loans generated in these areas are referred primarily by Meridian Capital, which already has an established presence in these market areas.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Bank (“FHLB”) of New York, which is one of the 12 regional banks comprising the FHLB system. The Company is subject to the examination and regulation of the OTS as a registered savings and loan holding company.

2. Acquisitions

      On April 12, 2004, the Company completed its acquisition of Staten Island and the merger of Staten Island’s wholly owned subsidiary, SI Bank & Trust (“SI Bank”), with and into the Bank. SI Bank, a full service federally chartered savings bank, operated 17 full service branch offices on Staten Island, three full service branch offices in Brooklyn, and a total of 15 full service branch offices in New Jersey.

      In addition to the opportunity to enhance shareholder value, the acquisition presented the Company with a number of strategic opportunities and benefits that will assist its growth as a leading community-oriented financial institution. The opportunities include expanding the Company’s asset generation capabilities through use of Staten Island’s strong core deposit funding base; increasing deposit share in the Company’s core New York City metropolitan area market and strengthening its balance sheet.

      As a result of the Staten Island acquisition, the Company acquired approximately $7.15 billion in assets (including loans of $3.56 billion and securities of $2.09 billion) and assumed approximately $3.79 billion in deposits, $2.65 billion in borrowings and $84.2 million in other liabilities. The results of operations of Staten Island are included in the Consolidated Statements of Income and Comprehensive Income subsequent to April 12, 2004.

      Under the terms of the Agreement and Plan of Merger between the Company and Staten Island dated November 24, 2003 (the “Staten Island Agreement”), the aggregate consideration paid in the acquisition consisted of $368.5 million in cash and 28,200,070 shares of the Company’s common stock. Holders of Staten Island common stock received cash or shares of the Company’s common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 75% paid in the Company’s common stock and 25% paid in cash. The value of the acquisition consideration per share of Staten Island common stock was calculated in accordance with the following formula: the sum of (i) $5.97025 and (ii) 0.4674 times the average of the closing prices of the Company’s common stock for the ten consecutive full trading days ending on the tenth business day before the completion of the acquisition. The average price of the Company’s common stock during the ten trading day measurement period was $39.26, resulting in Staten Island stockholders receiving $24.3208 per share in cash or 0.6195 share of the Company’s common stock for each share of Staten Island common stock. The Staten Island transaction had an aggregate value of approximately $1.48 billion assuming an acquisition value of $24.3208 per share.

      In addition on March 1, 2004, Staten Island announced the completion of the sale of the majority of the assets and operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of SI Bank, to Lehman Brothers. The remaining Staten Island Mortgage Corp. offices were sold or shut down by March 31, 2004. At June 30, 2004, Staten Island Mortgage Corp. had $70.0 million of loans available-for-sale.

      The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $946.9 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the Company estimates that the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $79.7 million, which is being amortized on the interest method over 14 years.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents data with respect to the fair values of assets and liabilities acquired in the Staten Island acquisition.

At April 12,
2004

(Dollars in
Thousands)
ASSETS:
Cash and due from banks	$671,213
Securities	2,089,962
Loans, net of the allowance for loan losses	3,879,448
FHLB-NY stock	110,150
Fixed assets	40,537
Other assets	354,071
Core deposit intangible	79,695
Goodwill	946,914

Total assets	$8,171,990

LIABILITIES:
Deposits	$3,805,094
Borrowings	2,733,603
Other liabilities	84,244

Total liabilities	6,622,941

Net assets acquired	$1,549,049

      The Company would have recognized a $6.0 million net loss, or ($0.07) diluted earnings per share, for the three months ended June 30, 2004 if the Staten Island acquisition had taken place on April 1, 2004 compared to net income of $58.4 million or $0.73 per diluted share for the three months ended June 30, 2003 if the acquisition had taken place on April 1, 2003. The Company’s net income would have amounted to $28.2 million, or $0.35 diluted earnings per share, for the six months ended June 30, 2004 if the acquisition had taken place on January 1, 2004 compared to net income of $116.8 million or $1.44 per diluted share for the six months ended June 30, 2003 if the acquisition had taken place on January 1, 2003. Included in the three and six months ended June 30, 2004 pro forma results of operations were $67.2 million of ESOP expense relating to the termination and final allocation of Staten Island’s ESOP and $24.7 million of severance costs which were incurred as a direct result of the acquisition. These proforma results of operations are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the dates indicated or which may be obtained in the future.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 (“2003 Annual Report”).

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

          Stock Compensation Expense

      For stock options, granted prior to January 1, 2003, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee or non-employee director must pay to acquire the stock. To date, no compensation expense has been recorded at the time of grant for stock options granted prior to January 1, 2003, since, for all granted options, the market price on the date of grant equaled the amount employees or non-employee directors must pay to acquire stock. However, compensation expense has been recognized as a result of the accelerated vesting of options occurring upon the retirement of senior officers. Under the terms of the Company’s option plans, unvested options held by retiring senior officers and non-employee directors of the Company only vest upon retirement if the Board of Directors or the Committee administering the option plans allow the acceleration of the vesting of such unvested options.

      Effective January 1, 2003, the Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with the fair value-based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended (“SFAS No. 123”)”.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The FASB solicited comments on the Exposure Draft through June 30, 2004 and initially indicated that it expected to issue the final statement in the fourth quarter of 2004.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Securities Available-for-Sale

      The amortized cost and estimated fair value of securities available-for-sale at June 30, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In Thousands)
Investment securities:
Debt securities:
U.S. government and agencies	$399,908	$1,032	$(668)	$400,272
Corporate	77,689	1,947	(216)	79,420
Municipal	2,349	234	—	2,583

Total debt securities	479,946	3,213	(884)	482,275

Equity securities:
Preferred	184,368	479	(13,171)	171,676
Common	487	961	(50)	1,398

Total equity securities	184,855	1,440	(13,221)	173,074

Total investment securities	664,801	4,653	(14,105)	655,349

Mortgage-related securities:
Fannie Mae pass through certificates	528,029	3,863	(6,464)	525,428
Government National Mortgage Association (“GNMA”) pass through certificates	8,633	454	(32)	9,055
Freddie Mac pass through certificates	1,072,151	193	(10,077)	1,062,267
Collateralized mortgage obligation bonds	1,913,700	5,151	(23,409)	1,895,442

Total mortgage-related securities	3,522,513	9,661	(39,982)	3,492,192

Total securities available-for-sale	$4,187,314	$14,314	$(54,087)	$4,147,541

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of securities available-for-sale at December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In Thousands)
Investment securities:
Debt securities:
U.S. government and agencies	$15,549	$37	$(1)	$15,585
Corporate	119,013	1,399	(837)	119,575
Municipal	4,282	308	—	4,590

Total debt securities	138,844	1,744	(838)	139,750

Equity securities:
Preferred	158,462	3,352	(5,945)	155,869
Common	386	940	—	1,326

Total equity securities	158,848	4,292	(5,945)	157,195

Total investment securities	297,692	6,036	(6,783)	296,945

Mortgage-related securities:
Fannie Mae pass through certificates	142,956	3,221	—	146,177
GNMA pass through certificates	8,981	675	(1)	9,655
Freddie Mac pass through certificates	5,140	273	(2)	5,411
Collateralized mortgage obligation bonds	2,043,558	15,498	(8,544)	2,050,512

Total mortgage-related securities	2,200,635	19,667	(8,547)	2,211,755

Total securities available-for-sale	$2,498,327	$25,703	$(15,330)	$2,508,700

6. Loans Available-for-Sale and Loan Servicing Assets

      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	June 30,	December 31,
	2004	2003

	(Dollars in Thousands)
Loans available-for-sale:
Single-family residential	$77,165	$2,687
Multi-family residential	155,090	3,235

Total loans available-for-sale	$232,255	$5,922

Fannie Mae Loan Sale Program

      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the six months ended June 30, 2004, the Company originated for sale

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$647.0 million and sold $974.3 million of fixed-rate multi-family loans in the secondary market to Fannie Mae with servicing retained by the Company. Included in the $974.3 million of loans sold in the six months ended June 30, 2004 were $329.9 million of loans that were originally held in portfolio. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reach the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At June 30, 2004, the Company serviced $4.24 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $127.2 million.

      The maximum loss exposure of the associated credit risk related to the loans sold to Fannie Mae under this program is calculated pursuant to a review of each loan sold to Fannie Mae. A risk level is assigned to each such loan based upon the loan product, debt service coverage ratio and loan to value ratio of the loan. Each risk level has a corresponding sizing factor which, when applied to the original principal balance of the loan sold, equates to a recourse balance for the loan. The sizing factors are periodically reviewed by Fannie Mae based upon its ongoing review of loan performance and are subject to adjustment. The recourse balances for each of the loans are aggregated to create a maximum loss exposure for the entire portfolio at any given point in time. The Company’s maximum loss exposure for the entire portfolio of sold loans is periodically reviewed and, based upon factors such as amount, size, types of loans and loan performance, may be adjusted downward. Fannie Mae is restricted from increasing the maximum exposure on loans previously sold to it under this program as long as (i) the total borrower concentration (i.e., the total amount of loans extended to a particular borrower or a group of related borrowers) as applied to all mortgage loans delivered to Fannie Mae since the sales program began does not exceed 10% of the aggregate loans sold to Fannie Mae under the program and (ii) the average principal balance per loan of all mortgage loans delivered to Fannie Mae since the sales program began continues to be $4.0 million or less. Neither condition has occurred to date.

      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve with a range of estimated losses. At June 30, 2004 the Company had an $8.6 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

      As a result of retaining servicing on $4.32 billion of multi-family loans sold to Fannie Mae, which includes both loans originated for sale and loans sold from portfolio, the Company had an $11.4 million servicing asset at June 30, 2004.

      At June 30, 2004, the Company had a $7.3 million loan servicing asset related to $461.5 million of single-family loans that were sold in the secondary market with servicing retained as a result of the Staten Island acquisition.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	At or for the
	Six Months Ended
	June 30,

	2004	2003

	(Dollars in Thousands)
Balance at beginning of period	$7,772	$6,445
Loan servicing asset of acquired institution	7,687	—
Capitalized servicing asset	6,570	4,885
Reduction of servicing asset	(3,292)	(3,023)

Balance at end of period	$18,737	$8,307

Fannie Mae DUS Program

      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a newly formed subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and the remaining two-thirds of all losses being assumed by Fannie Mae. There were no loans originated under this DUS program during the six months ended June 30, 2004 and ICM Capital did not effect the Company’s statement of condition or results of operations for the six months ended June 30, 2004.

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

Single-Family Loan Sale Program

      Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”). Under this program, the Company utilizes Cendant’s mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the six months ended June 30, 2004, the Company originated for sale $56.3 million and sold $51.2 million of single-family residential mortgage loans through the program. At June 30, 2004, the Company had $7.6 million of loans for sale under this program. Included in the $77.2 million of single-family residential loans available-for-sale are $69.6 million of loans acquired in the Staten Island transaction.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Over the past few years the Company has deemphasized the origination of single-family residential mortgage loans in favor of higher yielding commercial real estate and business loans. However, Staten Island had a significant single-family residential loan portfolio and as a result, the Company originated, for portfolio, approximately $100.3 million of such loans during 2004. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

      A summary of mortgage-banking activity income is as follows for the periods indicated:

	For the Six Months
	Ended June 30,

	2004	2003

	(Dollars in Thousands)
Origination fees	$966	$6,108
Servicing fees	3,034	1,040
Gain on sales	16,882	11,395
Change in fair value of loan commitments	(3,605)	(2,836)
Change in fair value of forward loan sale agreements	3,605	2,836
Amortization of loan servicing asset	(3,124)	(2,855)

Total mortgage-banking activity income	$17,758	$15,688

      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See Note 14 hereof.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Loans Receivable, Net

      The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	June 30, 2004		December 31, 2003

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Mortgage loans:
Single-family residential and cooperative apartment	$2,930,147	26.4%	$284,367	4.6%
Multi-family residential	3,588,727	32.4	2,821,706	45.7
Commercial real estate	2,633,817	23.7	1,612,711	26.2

Total principal balance — mortgage loans	9,152,691	82.5	4,718,784	76.5
Less net deferred fees	7,800	0.1	4,396	0.1

Total mortgage loans	9,144,891	82.4	4,714,388	76.4

Commercial business loans, net of deferred fees	881,512	7.9	606,204	9.8

Other loans:
Mortgage warehouse lines of credit	652,040	5.9	527,254	8.5
Home equity loans and lines of credit	365,818	3.3	296,986	4.8
Consumer and other loans	55,904	0.5	27,538	0.5

Total principal balance — other loans	1,073,762	9.7	851,778	13.8
Less unearned discounts and deferred fees	192	0.0	139	0.0

Total other loans	1,073,570	9.7	851,639	13.8

Total loans receivable	11,099,973	100.0%	6,172,231	100.0%

Less allowance for loan losses	105,141		79,503

Loans receivable, net	$10,994,832		$6,092,728

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

      During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. The loans are referred primarily by Meridian Capital, which already has an established presence in these markets. During the six months ended June 30, 2004, the Company originated for portfolio $72.5 million of multi-family residential loans and $6.9 million of commercial real estate loans and originated for sale $49.6 million of multi-family residential loans in the Baltimore-Washington market. During the six months ended June 30, 2004, the Company also originated $85.9 million of loans for portfolio retention in the Florida market. Of such loans, $44.1 million were commercial real estate loans and $41.8 million were multi-family residential loans. The Company will review this expansion program periodically and establish and adjust its targets based on market acceptance, credit performance, profitability and other relevant factors. At June 30, 2004, the Company’s exposure to the Baltimore-Washington market area consisted primarily of $94.0 million of mortgage

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warehouse lines of credit, $16.2 million of commercial real estate loans and $108.2 million of multi-family residential loans. The Company’s exposure to the Florida market consisted primarily of $66.1 million of commercial real estate loans and $56.8 million of multi-family residential loans at June 30, 2004.

8. Non-Performing Assets

      The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal.

	June 30,	December 31,
	2004	2003

	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$11,322	$1,526
Multi-family residential	1,303	1,131
Commercial real estate	27,745	20,061
Commercial business loans	21,495	12,244
Other loans(1)	514	840

Total non-accrual loans	62,379	35,802

Loans past due 90 days or more as to:
Interest and accruing	20	40
Principal and accruing(2)	1,294	742

Total past due accruing loans	1,314	782

Total non-performing loans	63,693	36,584

Other real estate owned, net(3)	1,203	15

Total non-performing assets(4)	$64,896	$36,599

Restructured loans	$4,272	$4,435

Allowance for loan losses as a percent of total loans	0.95%	1.29%
Allowance for loan losses as a percent of non-performing loans	165.07%	217.32%
Non-performing loans as a percent of total loans	0.57%	0.59%
Non-performing assets as a percent of total assets	0.36%	0.38%

(1)	Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

9. Allowance for Loan Losses

      The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. In assessing the level of the allowance for

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at June 30, 2004 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	At or for the
	Six Months Ended
	June 30,

	2004	2003

	(Dollars in Thousands)
Allowance at beginning of period	$79,503	$80,547

Allowance of acquired institution (Staten Island)	24,069	—
Provision:
Mortgage loans	2,000	2,300
Commercial business and other loans(1)	—	1,200

Total provisions	2,000	3,500

Charge-offs:
Mortgage loans	695	5,902
Commercial business and other loans(1)	582	409

Total charge-offs	1,277	6,311

Recoveries:
Mortgage loans	158	89
Commercial business and other loans(1)	688	680

Total recoveries	846	769

Net loans charged-off	431	5,542

Allowance at end of period	$105,141	$78,505

Allowance for possible loan losses as a percent of total loans at period end	0.95%	1.41%
Allowance for possible loan losses as a percent of total non-performing loans at period end(2)	165.07%	157.96%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Non-performing loans consist of (i) non-accrual loans and (ii) loans 90 days or more past due as to interest or principal.

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

      The Company’s goodwill was $1.13 billion and $185.2 million at June 30, 2004 and December 31, 2003, respectively. The $946.9 million increase in goodwill during the six months ended June 30, 2004 was a result of the Staten Island transaction which became effective on the close of business on April 12, 2004 (See Note 2).

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2003. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.

      The Company’s identifiable intangible assets were $77.1 million and $0.2 million at June 30, 2004 and December 31, 2003, respectively. The $76.9 million increase was a result of the $79.7 million core deposit intangible recognized as a result of the Staten Island acquisition and the associated amortization of such asset. Core deposit intangibles currently held by the Company are amortized on the interest method over fourteen years.

      The following table sets forth the Company’s identifiable intangible assets at the dates indicated which consist solely of deposit intangibles:

	At June 30, 2004			At December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

(Dollars in Thousands)
Amortized intangible assets:
Deposit intangibles	$127,253	$50,113	$77,140	$47,559	$47,369	$190

      The following sets forth the estimated amortization expense for the years ended December 31:

2004	$7,578
2005	$10,408
2006	$9,600
2007	$8,791
2008	$7,983
2009 and thereafter	$35,525

      Amortization expense related to identifiable intangible assets was $2.6 million and $0.1 million for the quarters ended June 30, 2004 and 2003, respectively, and $2.7 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$58,248	$34,089	$96,391	$67,057

Denominator:
Weighted average number of common shares outstanding — basic	75,357	49,787	62,806	50,238
Weighted average number of common stock equivalents (restricted stock and options)	3,255	2,490	2,940	2,504

Weighted average number of common shares and common stock equivalents — diluted	78,612	52,277	65,746	52,742

Basic earning per share	$.77	$.68	$1.53	$1.33

Diluted earnings per share	$.74	$.65	$1.47	$1.27

      At June 30, 2004 and June 30, 2003, there were 375,626 and 838,900 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

      In connection with the Staten Island acquisition on April 12, 2004, the Company acquired the Staten Island Bank and Trust Plan (“Staten Island Plan”), a noncontributory defined benefit pension plan, which was

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

frozen effective as of December 31, 1999. The Company’s Plan and the Staten Island Plan are presented on a consolidated basis (since April 12, 2004 for the Staten Island Plan) in the following table.

      Net pension expense of the Pension Plan, Supplemental Plan and Staten Island Plan are included the following components:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In Thousands)
Service cost-benefits earned during the period	$370	$355	$740	$710
Interest cost on projected benefit obligation	1,160	743	1,938	1,486
Expected return on Pension Plan assets	(1,554)	(854)	(2,550)	(1,707)
Amortization of net asset	(50)	(50)	(101)	(101)
Amortization of prior service cost	(273)	(273)	(545)	(545)
Recognized net actuarial loss	304	366	476	731

Pension expense	$(43)	$287	$(42)	$574

      The Company contributed $0.1 million to the Pension Plan during the six months ended June 30, 2004 and expects to contribute an additional $0.2 million for the remainder of the year ended December 31, 2004.

Postretirement Benefits

      The Company currently provides certain health care and life insurance benefits to eligible retired employees and their spouses. The coverage provided depends upon the employee’s date of retirement and years of service with the Company. The Company’s plan for its postretirement benefit obligation is unfunded. Effective April 1, 1995, the Company adopted SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”). In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods. The Company uses a January 1st, measurement date for its postretirement benefits.

      Net postretirement benefit cost, which includes costs for Staten Island’s post-retirement benefit plans since April 12, 2004, included the following components:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In Thousands)
Service cost-benefits earned during the period	$235	$131	$388	$261
Interest cost on accumulated postretirement benefit obligation	443	299	780	598
Amortization of net obligation	15	15	29	29
Amortization of unrecognized loss	195	146	370	293
Amortization of prior service cost	(19)	—	(19)	—

Postretirement benefit cost	$869	$591	$1,548	$1,181

401(k) Plan

      The Company also sponsors an incentive savings plan (“401(k) Plan”) whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lesser of 6% of employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-time employees was in the form of shares of Company common stock held in the ESOP while the contribution for part-time employees remained a cash contribution. However, beginning January 1, 2001, the matching contribution for all employees, full- and part-time, is in the form of shares of Company common stock held in the ESOP. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year.

      As a result of the Staten Island acquisition, effective June 22, 2004, the SI Bank & Trust 401(k) Savings Plan was transferred into the 401(k) Plan, at which time the SI Bank & Trust 401(k) Savings Plan was merged out of existence.

Employee Stock Ownership Plan

      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $2.8 million and $3.5 million to the ESOP during the six months ended June 30, 2004 and 2003, respectively. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $2.4 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively. The loan from the Company had an outstanding principal balance of $82.4 million and $84.0 million at June 30, 2004 and December 31, 2003, respectively.

      Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original total principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated are first used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon includable compensation in the year of allocation. Forfeitures from the 401(k) Plan match portions are used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the ESOP participants are allocated among the participants.

      Compensation expense related to the 140,822 shares committed to be released during the six months ended June 30, 2004 was $4.7 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At June 30, 2004, there were 1,350,933 shares allocated, 3,943,009 shares unallocated and 338,928 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At June 30, 2004, the 3,943,009 unallocated shares had a fair value of $143.5 million.

13. Stock Benefit Plans

Recognition Plan

      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted 11,000 performance-based shares in the year ended December 31, 2002 and non-performance-based share awards covering 52,407 shares, 123,522 shares and 91,637 shares during the six months ended June 30, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, respectively.

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

      Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date(s). The Company recorded compensation expense of $2.3 million and $5.2 million related to the Recognition Plan for the six months ended June 30, 2004 and 2003, respectively.

Stock Option Plans

      The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant has been recognized.

      Beginning in 2003, the Company recognizes stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. There have been a total of 706,790 options granted since January 1, 2003. There were 471,040 options granted during the six months ended June 30, 2004 and approximately $543,000 in compensation expense recognized under this statement. There were 11,000 options granted during the six months ended June 30, 2003 and approximately $4,000 in compensation expense was recognized under this statement during such period.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. During the six months ended June 30, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, the Board of Directors granted options covering 5,000, 220,750 and 93,000 shares, respectively. During the year ended December 31, 2003 and the year ended December 31, 2002, the Committee administering the Plan approved the accelerated vesting of 30,000 and 8,000 options due to the retirement of senior officers, resulting in $0.2 million and $0.1 million of compensation expense, respectively. There was no accelerated vesting of options due to the retirement of senior officers during the six months ended June 30, 2004. At June 30, 2004, there were options covering 4,748,917 shares outstanding pursuant to the Option Plan.

2002 Stock Incentive Plan

      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 466,040, 15,000 and 789,650 shares during the six months ended June 30, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, respectively. During the six months ended June 30, 2004, the Board of Directors granted restricted stock awards of 112,972 shares which awards generally vest over a three, four or five-year four year period beginning one year from the date of grant. At June 30, 2004, there were 1,209,240 options and 112,972 restricted share awards outstanding related to this plan.

Other Stock Plans

      Broad National Bancorporation (“Broad”) and Statewide Financial Corp. (“Statewide”)(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At June 30, 2004, there were 125,757 options outstanding related to these plans.

      In connection with the Staten Island acquisition in April 2004, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the acquisition. At June 30, 2004, there were 2,183,746 options outstanding related to this plan.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(In Thousands, Except Per Share Data)
Net income:
As reported	$58,248	$34,089	$96,391	$67,057
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	1,057	1,688	1,804	3,318
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(1)	(1,754)	(3,129)	(2,947)	(6,179)

Pro forma	$57,551	$32,648	$95,248	$64,196

Basic earnings per share:
As reported	$.77	$.68	$1.53	$1.33

Pro forma	$.76	$.66	$1.52	$1.28

Diluted earnings per share:
As reported	$.74	$.65	$1.47	$1.27

Pro forma	$.73	$.62	$1.45	$1.22

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and Stock Incentive Plan and stock option grants awarded under the various stock option plans.

14.	Derivative Financial Instruments

      The Company concurrently adopted the provisions of SFAS No. 133 and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at June 30, 2004 included commitments to fund loans available-for-sale and forward loan sale agreements.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At June 30, 2004, the Company had $212.6 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $137.3 million related to loan commitments for which the borrowers had not entered into interest rate locks and $75.3 million which were subject to interest rate locks. At June 30, 2004, the Company had $75.3 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a gain of $0.8 million and the fair market value of the related forward loan sale agreements was a loss of $0.8 million at June 30, 2004.

15. Related Party Transactions

      The Company is engaged in certain activities with Meridian Capital. Meridian Capital is deemed to be a “related party” of the Company as such term is defined in SFAS No. 57. Such treatment is triggered due to the Company’s accounting for the investment in Meridian Capital using the equity method. The Company has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage brokerage firm. Meridian Capital refers borrowers seeking financing of their multi-family residential and/or commercial real estate loans to the Company as well as to several other financial institutions.

      All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. Meridian Capital receives a fee from the borrower upon the funding of the loans by the Company. Although the Company generally has not paid any referral fees to Meridian Capital, the Company in the future may consider paying such fees if it is deemed necessary for competitive reasons.

      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for the substantial majority of the loans originated for sale in 2003 and the six months ended June 30, 2004. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian Capital relationship.

      During the third quarter of 2003, the Company announced that ICM Capital, a newly formed subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest. Meridian Funding and Meridian Company have the same principal owners.

      Under the DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses assumed by Fannie Mae. ICM Capital is an integral part of the expansion of the Company’s multi-family lending activities along the East Coast and will work closely with Meridian Capital. There were no loans originated under the DUS program by ICM Capital during the six months ended June 30, 2004.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company’s results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits, borrowings and subordinated debt. Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

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

      The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its retail and commercial customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income combined with maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy of controlled growth, emphasizing commercial real estate and multi-family residential lending, commercial business lending, mortgage warehouse lines of credit and retail and commercial deposit products, while maintaining asset quality and stable liquidity.

Forward Looking Information

      Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Included in such forward-looking statements are statements regarding the merger of the Company and Staten Island. See Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 1 hereof.

      Words such as “expect”, “feel”, “believe”, “will”, “may”, “anticipate”, “plan”, “estimate”, “intend”, “should”, and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the growth opportunities and cost savings from the merger of the Company and Staten Island may not be fully realized or may take longer to realize than expected; (2) operating costs and business disruption resulting from the acquisition, including adverse effects on relationships with employees, may be greater than expected; (3) competitive factors which could affect net interest income and non-interest income, general economic conditions which could affect the volume of loan originations, deposit flows and real estate values; (4) the levels of non-interest income and the amount of loan losses as well as other factors discussed in the documents filed by the Company with the Securities and Exchange Commission (“SEC”) from time to time. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

Changes in Financial Condition

General

      Total assets increased by $8.47 billion, or 88.7%, from $9.55 billion at December 31, 2003 to $18.02 billion at June 30, 2004 resulting primarily from the Staten Island acquisition combined with internal growth of the Company’s loan portfolios. Assets acquired in the Staten Island transaction totaled $7.15 billion while deposits and borrowings assumed totaled $3.79 billion and $2.65 billion, respectively. The Company’s loan portfolio grew by $1.37 billion during the six months ended June 30, 2004, excluding the $3.56 billion of loans acquired in the acquisition.

      The internal loan growth was primarily funded by increases of $265.0 million in deposits and $312.4 million in longer term borrowings, including the issuance in March 2004 of $250.0 million of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due 2014 (“Notes”), to more closely match the anticipated duration of the Company’s loan portfolio. As the Company’s loan originations for portfolio retention increased, it proactively reduced its investment in securities. The $451.0 million decline in the securities portfolio (excluding the effects of the acquisition of Staten Island) was redeployed into higher yielding loans.

Cash and Cash Equivalents

      Cash and cash equivalents increased from $172.0 million at December 31, 2003 to $407.4 million at June 30, 2004. The $235.4 million increase in cash and cash equivalents was primarily due to the $671.2 million of cash and cash equivalents acquired from Staten Island, which was partially offset by the $368.5 million of cash consideration paid in the Staten Island acquisition as well as the redeployment of funds in to higher yielding assets.

Securities Available-for-Sale

      The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $1.64 billion, or 65.3%, from $2.51 billion at December 31, 2003 to $4.15 billion at June 30, 2004. The increase in securities available-for-sale was due to $2.09 billion of securities acquired from Staten Island and $424.7 million of purchases. These increases were partially offset by $186.3 million of sales and $627.3 million of repayments, the proceeds of which were redeployed to fund the growth in the Company’s loan portfolios. Securities available-for-sale had a net unrealized loss of $39.8 million at June 30, 2004 compared to a net unrealized gain of $10.4 million at December 31, 2003. The Company continues to actively manage the size of its securities portfolio in relation to total assets and as such had a 23.0% securities to asset ratio as of June 30, 2004.

      The Company’s mortgage-related securities portfolio increased $1.28 billion to $3.49 billion at June 30, 2004 compared to $2.21 billion at December 31, 2003. The securities were comprised of $1.80 billion of

AAA-rated CMOs and $93.7 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.60 billion of mortgage-backed pass through certificates which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The $1.28 billion increase in the portfolio was primarily due to $1.62 billion of mortgage-related securities acquired from Staten Island and purchases of $301.5 million of AAA-rated CMOs with an average yield of 4.67% and $98.6 million of Agency CMOs with a weighted average yield of 4.40%. Partially offsetting these increases were $627.2 million of principal repayments received combined with sales of $61.7 million. The net unrealized gain on this portfolio decreased $41.4 million during the six months ended June 30, 2004 to a net unrealized loss of $30.3 million at June 30, 2004.

      The Company’s investment securities portfolio increased $358.4 million to $655.3 million at June 30, 2004 compared to December 31, 2003. The increase was primarily due to $469.9 million of securities acquired from Staten Island and $24.6 million of purchases, primarily $10.0 million of preferred securities with a weighted average yield of 7.00% and $14.6 million of U.S. Treasury securities with a weighted average yield of 1.22%. Partially offsetting the purchases were sales of $124.6 million of securities, primarily corporate bonds and preferred securities. The unrealized loss on this portfolio was $9.5 million at June 30, 2004 compared to a net unrealized loss of $0.7 million at December 31, 2003.

      At June 30, 2004, the Company had a $25.3 million net unrealized loss, net of tax, on available-for-sale investment and mortgage-related securities as compared to a net unrealized gain, net of tax, of $7.0 million at December 31, 2003.

Loans Available-for-Sale

      Loans available-for-sale increased by $226.3 million to $232.3 million at June 30, 2004 compared to December 31, 2003. The increase was primarily due to an increase in multi-family loans available-for-sale as a result of the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days. The increase was also due to loans available-for-sale acquired from Staten Island.

      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. As part of these transactions, the Company retains a portion of the associated credit risk. During the six months ended June 30, 2004, the Company originated $647.0 million and sold $974.3 million of loans to Fannie Mae under this program and as a result serviced $4.24 billion of loans with a maximum potential loss exposure of $127.2 million. Multi-family loans available-for-sale at June 30, 2004 totaled $155.1 million compared to $3.2 million at December 31, 2003. Included in the $974.3 million of loans sold in the first six months of 2004 were $329.9 million of loans that were originally held in portfolio at a weighted average yield of 4.98%.

      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $56.3 million and sold $51.2 million of such loans during the six months ended June 30, 2004. Single-family residential mortgage loans available-for-sale totaled $7.6 million at June 30, 2004 compared to $2.7 million at December 31, 2003.

      Both programs discussed above were established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.

      Included in the $232.3 million of loans available-for-sale at June 30, 2004 were $69.6 million of loans available-for-sale acquired from Staten Island. The Company determined to exit the operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of Staten Island. The Company has reduced the balance of such loans from $298.7 million as of April 12, 2004 down to $70.0 million at June 30, 2004.

Loans, net

      Loans, net, increased by $4.90 billion, or 80.5%, to $10.99 billion at June 30, 2004 from $6.09 billion at December 31, 2003 primarily due to $3.56 billion of loans acquired in the Staten Island acquisition. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate, commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. However, these portfolios as a percent of total loans have declined due to the increase in the size of the residential loan portfolio as a result of the Staten Island acquisition.

      The Company originated for its own portfolio approximately $2.15 billion of mortgage loans during the six months ended June 30, 2004 compared to $409.2 million for the six months ended June 30, 2003. During the first three quarters of 2003, the Company placed a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment. During the fourth quarter of 2003, as interest rates began to rise, the Company retained for portfolio 75% of the multi-family residential loans it originated as compared to 44% in the third quarter, 22% during the second quarter and 14% during the first quarter of 2003. During the first six months of 2004, as rates have been in transition, the Company has been able to maintain a balanced program of loans for portfolio and for sale to effectively manage the size of the Company’s balance sheet. As such, during the first half of 2004, the Company retained for portfolio 67% of the multi-family residential loans it originated.

      Multi-family residential loans increased $767.0 million to $3.59 billion at June 30, 2004 compared to $2.82 billion at December 31, 2003. The increase was primarily due to originations for portfolio retention of $1.31 billion and $70.2 million of loans acquired from Staten Island which was partially offset by repayments of $278.5 million combined with and $329.9 million of loans sold to Fannie Mae at a weighted average yield of 4.98%. Multi-family residential loans comprised 32.4% of the total loan portfolio at June 30, 2004 compared to 45.7% at December 31, 2003.

      Commercial real estate loans increased $1.02 billion or 63.3% to $2.63 billion at June 30, 2004 compared to $1.61 billion at December 31, 2003. The increase was primarily due to $742.5 million of originations and $507.9 million of loans acquired from Staten Island partially offset by $229.3 million of loan repayments. Commercial real estate loans comprised 23.7% of the total loan portfolio at June 30, 2004 compared to 26.2% at December 31, 2003.

      Commercial business loans increased $275.3 million, or 45.4%, from $606.2 million at December 31, 2003 to $881.5 million at June 30, 2004. The increase was primarily due to $246.6 million of loans acquired from Staten Island and originations and advances of $138.1 million partially offset by $110.1 million of repayments and $0.4 million of charge-offs during the six months ended June 30, 2004. Commercial business loans comprised 7.9% of the total loan portfolio at June 30, 2004 compared to 9.8% at December 31, 2003.

      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit increased $124.7 million, or 23.7%, from $527.3 million at December 31, 2003 to $652.0 million at June 30, 2004. At June 30, 2004, there were $814.7 million of unused lines of credit related to mortgage warehouse lines of credit. Mortgage warehouse lines of credit comprised 5.9% of the total loan portfolio at June 30, 2004 compared to 8.5% at December 31, 2003.

      The single-family residential and cooperative apartment loan portfolio increased $2.65 billion from $284.4 million at December 31, 2003 to $2.93 billion at June 30, 2004. The increase was primarily due to $2.67 billion of loans acquired from Staten Island and $100.3 million of originations partially offset by repayments of $127.8 million. As a result, single-family and cooperative apartment loans comprised 26.4% of the total loan portfolio at June 30, 2004 compared to 4.6 % at December 31, 2003. The Company also originates and sells single-family residential mortgage loans to Cendant as previously discussed.

Non-Performing Assets

      Non-performing assets as a percentage of total assets amounted to 0.36% at June 30, 2004 compared to 0.38% at December 31, 2003. The Company’s non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $28.3 million, or 77.3%, to $64.9 million at June 30, 2004 from $36.6 million at December 31, 2003. The increase in non-performing assets was primarily due to

$23.5 million of non-performing assets obtained from the Staten Island acquisition. Non-accrual loans were $62.4 million at June 30, 2004 and primarily consisted of $27.7 million of commercial real estate loans, $21.5 million of commercial business loans, $11.3 million of single-family residential and cooperative apartment loans and $1.3 million of multi-family residential loans.

Allowance for Loan Losses

      The Company’s allowance for loan losses amounted to $105.1 million at June 30, 2004, as compared to $79.5 million at December 31, 2003. At June 30, 2004, the Company’s allowance amounted to 0.95% of total loans and 165.1% of total non-performing loans compared to 1.29% and 217.3% at December 31, 2003, respectively.

      The Company’s allowance increased $25.6 million during the six months ended June 30, 2004 due to a $24.0 million allowance for loan losses acquired in the Staten Island transaction and the $2.0 million provision for loan losses, partially offset by $0.4 million in net charge-offs, or 0.005% of average total loans.

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

      Management believes the allowance for loan losses at June 30, 2004 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

Goodwill and Intangible Assets

      Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.

      The Company’s goodwill, which aggregated $1.13 billion at June 30, 2004, resulted from the acquisitions of Staten Island, Broad and Statewide as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The $946.9 million increase in goodwill during the six months ended June 30, 2004 was attributable to the Staten Island acquisition. (See Notes 2 and 10).

      The Company’s identifiable intangible assets increased by $76.9 million at June 30, 2004 from $0.2 million at December 31, 2003 which was primarily the a result of the recognition of a $79.7 million core deposit intangible associated with the Staten Island transaction. This was partially offset by amortization of $2.6 million related to such asset as well as $0.2 million of amortization related to fully amortizing one branch office purchase transaction effected in fiscal 1996. The core deposit intangible is being amortized on the interest method over 14 years. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized.

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

Bank Owned Life Insurance (“BOLI”)

      The Company holds BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in value are recorded in non-interest income. BOLI increased $137.9 million to $313.7 million at June 30, 2004 compared to $175.8 million at December 31, 2003. The increase was primarily due to $134.1 million of BOLI acquired from Staten Island.

Other Assets

      Other assets increased $230.8 million from $267.6 million at December 31, 2003 to $498.4 million at June 30, 2004. The increase was primarily due to $306.1 million of other assets acquired from Staten Island partially offset by a $38.8 million decrease in FHLB stock.

      The Company had a net deferred tax asset of $111.7 million at June 30, 2004 compared to $55.7 million at December 31, 2003. The $56.0 million increase was primarily due to $34.6 million acquired from Staten Island and an $18.2 million increase in the deferred tax asset associated with the net unrealized losses on securities available-for-sale.

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

Deposits

      Deposits increased $4.05 billion or 76.4% to $9.36 billion at June 30, 2004 compared to $5.30 billion at December 31, 2003. One of the primary benefits of the Staten Island acquisition was the addition of its branch franchise and the associated deposit base of $3.79 billion. The remainder of the increase was due to deposits inflows totaling $230.4 million as well as interest credited of $34.6 million.

      Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $3.20 billion, or 81.4%, to $7.12 billion at June 30, 2004 compared to $3.93 billion at December 31, 2003. Excluding the $2.66 billion of core deposits acquired in the acquisition of Staten Island, core deposits grew by $539.8 million, or 13.8%, during the six months ended June 30, 2004. This increase reflected both the continued successful implementation of the Company’s business strategy of increasing core deposits as well as the current interest rate environment. Successful continued execution of this strategy was evidenced by the increase in core deposits to 76.1% of total deposits at June 30, 2004 compared to 74.0% of total deposits at December 31, 2003.

      The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.56% compared to 1.68% for certificates of deposit and 2.75% for borrowings (including subordinated notes) for the six months ended June 30, 2004.

      In the future, the Company may choose to use longer term certificates of deposits as part of its asset/liability strategy to match the term and duration of its longer term loan portfolio.

Borrowings

      Borrowings (not including subordinated notes) increased $2.72 billion to $5.63 billion at June 30, 2004 compared to $2.92 billion at December 31, 2003. The increase was principally due to $2.65 billion of borrowings acquired from Staten Island.

      Due to the anticipated rise in interest rates and to more closely match the anticipated duration of the Company’s loan portfolios, the Company strategically determined to increase its longer term borrowings. As a result, during the first half of 2004, the Company borrowed approximately $950.0 million of three to four year fixed-rate borrowings at a weighted average interest rate of 3.34%. The Company also borrowed $515.0 million of short-term low costing floating-rate borrowings. These borrowings generally mature within 30 days and have a weighted average interest rate of 1.41%. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits. During the six months ended June 30, 2004, the Company also paid-off $1.47 billion of primarily short-term borrowings that matured at a weighted average interest rate of 1.54%.

      The Company is managing its leverage position and had a borrowings (including subordinated notes) to asset ratio of 33.5% at June 30, 2004 and 32.1% at December 31, 2003.

Subordinated Notes

      Subordinated notes increased $247.4 million to $395.8 million at June 30, 2004 compared to $148.4 million at December 31, 2003. On March 22, 2004, the Bank issued $250.0 million aggregate principal amount of Notes. The Notes bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 the Bank has the right to redeem the Notes at par plus accrued interest. The net proceeds of $247.4 million were used for general corporate purposes. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.

Equity

      The Holding Company’s stockholders’ equity totaled $2.15 billion at June 30, 2004 compared to $991.1 million at December 31, 2003. The $1.16 billion increase was primarily due to $1.11 billion of shares issued in connection with the Staten Island acquisition and net income of $96.4 million. In addition, $12.0 million of the increase was related to the exercise of stock options and related tax benefit, $5.3 million related to the ESOP shares committed to be released with respect to the six months ended June 30, 2004 and $0.5 million of stock compensation costs. These increases were partially offset by a $29.3 million decrease due to dividends declared, a $31.9 million decrease in the net unrealized gain in securities available-for-sale and $1.3 million of awards and amortization of restricted stock grants.

      Book value per share and tangible book value per share were $25.78 and $11.28 at June 30, 2004, respectively, compared to $18.19 and $14.79 at December 31, 2003, respectively. Return on average equity and return on average tangible equity were 12.7% and 20.7% for the six months ended June 30, 2004, respectively, compared to 14.5% and 18.1% for the six months ended June 30, 2003, respectively.

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

	For the three months ended								For the six months ended

	June 30, 2004				June 30, 2003				June 30, 2004				June 30, 2003

			Average				Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1):
Mortgage loans	$8,304,133	$114,420	5.51%		$4,086,979	$69,808	6.83%		$6,611,660	$186,727	5.65%		$4,167,628	$143,826	6.90%
Commercial business loans	848,015	12,768	6.06		566,310	8,844	6.26		719,876	22,080	6.17		563,767	18,569	6.64
Mortgage warehouse lines of credit	639,842	6,790	4.20		657,749	7,448	4.48		541,867	11,605	4.24		630,508	14,105	4.45
Other loans(2)	398,066	5,342	5.40		248,530	3,680	5.94		363,825	9,645	5.33		238,382	7,185	6.08

Total loans	10,190,056	139,320	5.47		5,559,568	89,780	6.46		8,237,228	230,057	5.59		5,600,285	183,685	6.56
Investment securities	647,907	6,248	3.86		331,884	4,003	4.82		475,361	9,709	4.08		284,118	6,595	4.64
Mortgage-related securities	3,516,383	35,699	4.06		1,673,525	15,789	3.77		2,835,768	58,548	4.13		1,403,603	27,979	3.99
Other interest- earning assets(3)	339,864	1,456	1.72		261,536	1,673	2.57		273,128	2,024	1.49		286,388	3,682	2.59

Total interest- earning assets	14,694,210	182,723	4.97		7,826,513	111,245	5.68		11,821,485	300,338	5.08		7,574,394	221,941	5.86

Non-interest- earning assets	1,911,124				709,540				1,328,812				702,936

Total assets	$16,605,334				$8,536,053				$13,150,297				$8,277,330

Interest-bearing liabilities:
Deposits:
Savings	$2,660,686	$2,277	0.34%		$1,601,834	$2,104	0.53%		$2,141,544	3,680	0.35%		$1,582,438	4,762	0.61%
Money market	1,210,351	4,639	1.54		207,470	356	0.69		831,515	6,166	1.49		198,929	694	0.70
Active management accounts (“AMA”)	462,266	869	0.76		507,608	1,207	0.95		466,397	1,787	0.77		509,572	2,797	1.11
Interest-bearing demand(4)	1,096,287	2,061	0.76		689,250	1,103	0.64		952,394	3,660	0.77		627,805	2,132	0.68
Certificates of deposit	2,196,162	7,688	1.41		1,513,495	8,600	2.28		1,771,899	14,767	1.68		1,540,279	17,975	2.35

Total interest- bearing deposits	7,625,752	17,534	0.92		4,519,657	13,370	1.19		6,163,749	30,060	0.98		4,459,023	28,360	1.28
Non interest- bearing deposits	1,365,590	—	—		651,425	—	—		1,057,946	—	—		630,950	—	—

Total deposits	8,991,342	17,534	0.78		5,171,082	13,370	1.04		7,221,695	30,060	0.84		5,089,973	28,360	1.12
Subordinated notes	395,814	4,020	4.08		17,936	170	3.81		285,734	5,710	4.02		9,018	170	3.81
Borrowings	4,949,415	30,164	2.45		2,250,242	23,739	4.23		3,919,926	52,054	2.67		2,092,522	46,420	4.47

Total interest- bearing liabilities	14,336,571	51,718	1.45		7,439,260	37,279	2.01		11,427,355	87,824	1.55		7,191,513	74,950	2.10

Non-interest- bearing liabilities	252,096				170,449				205,546				158,813

Total liabilities	14,588,667				7,609,709				11,632,901				7,350,326
Total stockholders’ equity	2,016,667				926,344				1,517,396				927,004

Total liabilities and stockholders’ equity	$16,605,334				$8,536,053				$13,150,297				$8,277,330

Net interest- earning assets	$357,639				$387,253				$394,130				$382,881

Net interest income/interest rate spread		$131,005	3.52%			$73,966	3.67%			$212,514	3.53%			$146,991	3.76%

Net interest margin			3.56%				3.77%				3.59%				3.87%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.02	x			1.05	x			1.03	x			1.05	x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans, interest on which is recognized on a cash basis.
(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.
(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.
(4)	Includes NOW and checking accounts.

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

	Three months ended June 30, 2004			Six months ended June 30, 2004
	compared to three months ended			compared to six months ended
	June 30, 2003			June 30, 2003

	Increase (Decrease)			Increase (Decrease)
	due to		Total Net	due to		Total Net
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$(14,466)	$59,078	$44,612	$(28,496)	$71,397	$42,901
Commercial business loans	(306)	4,230	3,924	(1,384)	4,895	3,511
Mortgage warehouse lines of credit	(458)	(200)	(658)	(628)	(1,872)	(2,500)
Other loans(2)	(361)	2,023	1,662	(973)	3,433	2,460

Total loans receivable	(15,591)	65,131	49,540	(31,481)	77,853	46,372
Investment securities	(938)	3,183	2,245	(876)	3,990	3,114
Mortgage-related securities	1,298	18,612	19,910	1,017	29,552	30,569
Other interest-earning assets	(636)	419	(217)	(1,495)	(163)	(1,658)

Total net change in income from interest-earning assets	(15,867)	87,345	71,478	(32,835)	111,232	78,397
Interest-bearing liabilities:
Deposits:
Savings	(886)	1,059	173	(2,441)	1,359	(1,082)
Money market	872	3,411	4,283	1,431	4,041	5,472
AMA deposits	(237)	(101)	(338)	(787)	(223)	(1,010)
Interest-bearing demand	215	743	958	311	1,217	1,528
Certificates of deposit	(3,964)	3,052	(912)	(5,642)	2,434	(3,208)

Total deposits	(4,000)	8,164	4,164	(7,128)	8,828	1,700
Borrowings	(13,078)	19,503	6,425	(23,751)	29,385	5,634
Subordinated notes	2,160	1,690	3,850	11	5,529	5,540

Total net change in expense of interest-bearing liabilities	(14,918)	29,357	14,439	(30,868)	43,742	12,874

Net change in net interest income	$(949)	$57,988	$57,039	$(1,967)	$67,490	$65,523

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003

General

      The Company reported a 13.8% increase in diluted earnings per share to $0.74 for the quarter ended June 30, 2004 compared to $0.65 for the quarter ended June 30, 2003. Net income increased $24.1 million, or 70.9% to $58.2 million for the quarter ended June 30, 2004 compared to $34.1 million for the quarter ended June 30, 2003.

      On a linked quarter basis, net income increased $20.1 million, or 52.7%, from $38.1 million for the quarter ended March 31, 2004 while diluted earnings per share increased 2.8% from $0.72 for the quarter ended March 31, 2004.

      The Company’s earnings growth was driven primarily by the benefit of the Staten Island acquisition, which was effective as of the close of business on April 12, 2004 as well as the continued growth in the Company’s loan portfolios and core deposit base.

Net Interest Income

      Net interest income increased by $57.0 million or 77.1% to $131.0 million for the quarter ended June 30, 2004 as compared to $74.0 million for the quarter ended June 30, 2003. The increase was due to a $71.5 million increase in interest income partially offset by a $14.4 million increase in interest expense. The increase in net interest income primarily reflected a $6.87 billion increase in average interest-earning assets during the quarter ended June 30, 2004 as compared to the same period in the prior year resulting in large part from the Staten Island acquisition. This growth was partially offset by the 21 basis point decrease in net interest margin between the periods.

      Purchase accounting adjustments arising from the Staten Island transaction increased net interest margin 33 basis points during the quarter ended June 30, 2004. Purchase accounting adjustments relate to recording acquired assets and liabilities at fair value and amortizing/accreting the adjustment into net interest income over the average life of the corresponding asset or liability.

      For the quarter ended June 30, 2004, the Company’s net interest margin decreased 21 basis points to 3.56% compared to 3.77% for the quarter ended June 30, 2003. The average yield on interest-earning assets declined 71 basis points for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 which was partially offset by a decline of 56 basis points in the cost of average interest-bearing liabilities.

      On a linked quarter basis, net interest margin declined by 8 basis points for the quarter ended June 30, 2004 from 3.64% for the quarter ended March 31, 2004. For the quarter ended June 30, 2004, the weighted average interest rate earned on interest-earning assets declined 29 basis points compared to the quarter ended March 31, 2004. By comparison, the weighted average interest rate paid on interest-bearing liabilities declined 25 basis points compared to the quarter ended March 31, 2004. The compression in net interest margin was primarily attributable to the addition of the lower yielding Staten Island portfolios as well as new assets for portfolio retention being originated at lower yields.

      Interest income increased by $71.5 million to $182.7 million for the quarter ended June 30, 2004 compared to $111.2 million for the quarter ended June 30, 2003. Interest income on loans increased $47.6 million due primarily to a higher average outstanding loan balances of $4.63 billion compared to the same quarter in the prior year partially offset by a decrease in the weighted average yield on the loan portfolio of 99 basis points to 5.47% for the quarter ended June 30, 2004 from 6.46% for the quarter ended June 30, 2003.

      The $4.63 billion increase in the average balance of loans was primarily attributable to the $3.56 billion of loans acquired as a result of the Staten Island acquisition as well as internal loan growth. The Company realized average balance increases of $2.29 billion in single-family and cooperative loans, $920.8 million in multi-family residential loans, $1.01 billion in commercial real estate loans, $281.7 million in commercial business loans and $149.5 million in other loans for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Partially offsetting the increases in the average balance of loans was a decline in the average balance of mortgage warehouse lines of credit of $17.9 million due, in part, to the softening of demand for mortgage warehouse funding which began in the fourth quarter of 2003 as the refinance market began to contract and which continued during the first six months of 2004.

      Income on investment securities increased $2.2 million due to an increase in the average outstanding balance of investment securities of $316.0 million, primarily due to the $469.9 million of investment securities acquired from Staten Island, partially offset by a decrease in the average yield of 96 basis points to 3.86% for the quarter ended June 30, 2004 compared to the same period in 2003.

      Interest income on mortgage-related securities increased $19.9 million during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 as a result of an $1.84 billion increase in the average balance combined with a 29 basis point increase in the yield earned from 3.77% for the quarter ended June 30, 2003 to 4.06% for the quarter ended June 30, 2004. The increase in average balance was primarily due to the acquisition of $1.62 billion of mortgage-related securities as a result of the Staten Island acquisition.

      Income on other interest-earning assets decreased $0.2 million in the current quarter compared to the prior year quarter primarily due to a decrease in the dividends received on FHLB stock of $0.3 million. As of June 30, 2004, the Company had $207.2 million of FHLB stock. The FHLB of New York decreased the amount of dividends paid to its stockholders in the first six months of 2004 compared to the first six months of 2003. The FHLB of New York did not pay a dividend in the fourth quarter of 2003.

      Interest expense increased $14.4 million or 38.7% to $51.7 million for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. This increase primarily reflected a $3.82 billion increase in the average balance of deposits which was partially offset by a 26 basis point decrease in the average rate paid on deposits to 0.78% for the quarter ended June 30, 2004 compared to 1.04% for the quarter ended June 30, 2003. The increase in average balance was the result of the $3.79 billion of deposits acquired from Staten Island and, to a lesser degree, the continued deposit growth through the de novo branch expansion program.

      The average balance of core deposits increased $3.14 billion or 85.8%, to $6.80 billion for the quarter ended June 30, 2004 compared to $3.66 billion for the quarter ended June 30, 2003. Core deposits are defined as all deposits other than certificates of deposit. Lower costing core deposits represented approximately 76.1% of total deposits at June 30, 2004 compared to 71.1% at June 30, 2003. This increase reflects the $2.66 billion of core deposits acquired from Staten Island as well as the success of the Company’s strategy of lowering its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.

      Interest expense on borrowings increased $6.4 million due to an increase of $2.70 billion in the average balance of borrowings (excluding subordinated notes) which was partially offset by a decline in the average rate paid on such borrowings of 178 basis points from 4.23% in the quarter ended June 30, 2003 to 2.45% in the quarter ended June 30, 2004. The increase in average balance was primarily due to the $2.65 billion of borrowings assumed in the Staten Island acquisition. The Company utilized borrowings as a funding source pending replacement of a portion of such funding with core deposits. During 2004, the Company borrowed $950.0 million of longer term fixed-rate borrowings and $515.0 million of short-term low costing floating-rate borrowings, and invested the funds primarily in multi-family mortgage and commercial real estate loans. During the six months ended June 30, 2004, the Company repaid $1.47 billion of short-term borrowings.

      Interest expense on subordinated notes was $4.0 million during the quarter ended June 30, 2004. The Bank issued $250.0 million aggregate principal amount of Notes (as previously discussed) on March 22, 2004 and issued $150.0 million in 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 at the end of the second quarter of 2003.

Provision for Loan Losses

      The Company continues to emphasize asset quality as a key component to achieving consistent earnings. The Company’s provision for loan losses increased $0.5 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. Based on the continued growth in the Company’s commercial real estate and business loan portfolios, the Company recorded a $2.0 million provision for loan losses in the second quarter of 2004.

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

      Non-performing assets as a percentage of total assets was 36 basis points at June 30, 2004 compared to 55 basis points at June 30, 2003. Non-performing assets increased $15.2 million or 30.6% to $64.9 million at June 30, 2004 compared to $49.7 million at June 30, 2003. Included in non-performing assets at June 30, 2004 were $23.5 million of non-performing assets obtained from the Staten Island acquisition. The increase was primarily due to an increase of $13.2 million in non-accrual loans, a $0.8 million increase in loans that are contractually past due 90 days or more as to maturity although current as to monthly principal and interest payments and a $1.2 million increase in other real estate owned. The $13.2 million increase in non-accrual loans was primarily due to increases of $8.9 million in single-family residential and cooperative loans and $4.3 million in commercial real estate loans. The Company’s allowance for loan losses to total loans amounted to 0.95% and 1.41% of total loans at June 30, 2004 and June 30, 2003, respectively.

Non-Interest Income

      The Company continues to stress and emphasize the development of fee-based income throughout its operations. As a result of a variety of initiatives, including the acquisition of Staten Island, the Company experienced a $7.4 million, or 26.5% increase in non-interest income, from $27.9 million for the quarter ended June 30, 2003 to $35.3 million for quarter ended June 30, 2004.

      The Company recorded losses on sales of loans and securities of $2.1 million primarily from the sales of $107.2 million of securities during the quarter ended June 30, 2004, compared to a gain of $61,000 for the quarter ended June 30, 2003.

      One revenue channel that the Company stresses and which is a primary driver of non-interest income, is earnings from the Company’s mortgage-banking activities. In the quarter ended June 30, 2004, revenue from the Company’s mortgage-banking business amounted to $13.3 million compared to $7.0 million in the quarter ended June 30, 2003. The Company originates multi-family residential loans for sale in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At June 30, 2004, the Company’s maximum potential exposure related to secondary market sales to Fannie Mae under this program was $127.2 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market. See Note 6 to Notes to Consolidated Financial Statements included herein.

      As a result of the interest rate environment in effect during the first three quarters of 2003, and as part of the Company’s business model, the majority of the multi-family residential loans the Company originated during 2003 were sold in the secondary market to Fannie Mae. During the fourth quarter of 2003, as interest rates began to rise, the Company retained the majority of the multi-family residential loans it originated for portfolio retention. The Company sold multi-family residential mortgage loans totaling $729.5 million during the quarter ended June 30, 2004 compared to $496.0 million during the quarter ended June 30, 2003. Included in the $729.5 million of loans sold in the second quarter of 2004 were $213.3 million of loans that were originally held in portfolio. On a linked quarter basis, the Company sold $244.8 million of multi-family residential mortgage loans to Fannie Mae in the quarter ended March 31, 2004. In addition, the Company sold $29.2 million of single-family residential loans during the quarter ended June 30, 2004 compared to $41.5 million during the quarter ended June 30, 2003.

      Mortgage-banking activities for the quarter ended June 30, 2004 reflected $12.9 million in gains, $1.7 million in servicing fees and $0.4 million of origination fees partially offset by $1.9 million of amortization of servicing assets. Included in the $12.9 million of gains were $1.2 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $20.8 million increase in the fair value of loan commitments for loans originated for sale and a $20.8 million decrease in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $6.2 million increase in revenue from mortgage-banking activities for the quarter ended June 30, 2004 compared to the prior year quarter was primarily due to an increase in the gain on sales of loans to Fannie Mae of $7.4 million combined with a $1.2 million increase in service fees partially offset by a $2.0 million decrease in origination fees and $0.4 million increase in amortization of servicing rights. The

Company recorded $4.5 million of income from mortgage-banking activities in the quarter ended March 31, 2004.

      Service fee income increased by $0.7 million, or 3.8% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The increase in service fee income was primarily due to additional fee income generated by the Staten Island branch network which was partially offset by a decrease in prepayment and modification fees on loans due to the decline in refinancing activity.

      Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees decreased $2.5 million to $3.6 million for the quarter ended June 30, 2004 compared to $6.1 million for the quarter ended June 30, 2003. Modification and extension fees decreased $0.8 million to $1.0 million for the quarter ended June 30, 2004 compared to $1.8 million for the quarter ended June 30, 2003. On a linked quarter basis, the total of these combined fees increased by $0.3 million from $4.3 million for the quarter ended March 31, 2004 compared to $4.6 million for the quarter ended June 30, 2004.

      Another component of service fees are revenues generated from the branch system which increased by $3.2 million, or 36.8%, to $12.0 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The increase was primarily due to additional fee income generated by the Staten Island branch network.

      In addition, the Company also recorded an increase for the quarter ended June 30, 2004 of approximately $1.5 million in the cash surrender value of BOLI compared to the quarter ended June 30, 2003. On a linked quarter basis, income related to BOLI increased by $1.0 million to $3.7 million for the quarter ended June 30, 2004 as compared to the quarter ended March 31, 2004. The increase in both comparisons was also due to the Staten Island acquisition.

      Other non-interest income increased $1.2 million to $2.1 million for the three months ended June 30, 2004 compared to $0.9 million for the three months ended June 30, 2003. The increase was primarily attributable to increased income from the Company’s equity investment in Meridian Capital of $1.0 million.

Non-Interest Expenses

      Non-interest expense increased $25.3 million, or 53.4%, to $72.7 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. This increase was attributable to increases of $7.9 million in compensation and employee benefits, $5.1 million in occupancy costs, $2.7 million of data processing fees, $0.7 million in advertising costs, $2.5 million in the amortization of identifiable intangible assets and $6.4 million in other expenses.

      Total compensation and benefits expense increased $7.9 million or 29.4% to $34.6 million for the quarter ended June 30, 2004 as compared to $26.7 million for the same period in the prior year. This increase was comprised of increases in salaries of $6.9 million, $0.5 million in management incentive expenses, ESOP costs of $0.5 million, $0.8 million in FICA and $0.5 million in medical insurance costs. Partially offsetting these increases were lower Recognition Plan costs of $1.3 million. The increase in compensation and benefit expense in the 2004 period was primarily attributable to staff additions relating to the Staten Island acquisition as well as the expansion of the Company’s commercial and retail lending operations during the past year.

      Occupancy costs increased $5.1 million, or 84.5%, to $11.2 million for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. Data processing fees increased $2.7 million to $5.3 million for the quarter ended June 30, 2004 as compared to $2.6 million for the quarter ended June 30, 2003. The increase in both occupancy and data processing fees was a direct result of operating the expanded branch franchise resulting from the Staten Island acquisition and the increased number of branch facilities resulting from the continuation of the Bank’s de novo branch expansion program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington and Florida markets through the establishment of loan production offices in these areas.

      Advertising expenses increased by $0.7 million from $1.7 million in the quarter ended June 30, 2003 to $2.4 million in the quarter ended June 30, 2004. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs and support of the Staten Island acquisition and de novo branches.

      Amortization of identifiable intangible assets increased by $2.5 million to $2.6 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. The increase was primarily due to the amortization of the $79.7 million core deposit intangible associated with the Staten Island transaction. The core deposit intangible is being amortized on the interest method over 14 years.

      Other non-interest expenses increased $6.4 million to $16.5 million from $10.1 million for the quarter ended June 30, 2004 compared to the same period in the prior year. The increase was primarily due to additional expenses associated with the expansion of operations resulting from the acquisition of Staten Island. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.

      On a linked quarter basis, non-interest expense increased $23.1 million to $72.7 million for the quarter ended June 30, 2004 from $49.6 million for the quarter ended March 31, 2004. The increase was due to increases of $7.6 million in compensation and benefits expense, $3.3 million in occupancy costs, $2.2 million in data processing costs, $0.6 million in advertising costs, $7.0 million in other non-interest expenses and $2.5 million in amortization of intangible assets. Increases in non-interest expense are attributable to operating the expanded franchise resulting from the Staten Island acquisition.

      Overall, the Company expects certain expenses in compensation and employee benefits and data processing costs to decrease over the next two quarters because the integration process was completed during the early part of the third quarter of 2004 and transitional Staten Island employees will complete their term of temporary employment.

      Although the Company experienced an increase in non-interest expense, the efficiency ratio improved to 41.6% for the second quarter of 2004 compared with 46.6% for the first quarter of 2004 resulting primarily from the cost reductions associated with the integration of Staten Island. The efficiency ratio, which is defined as adjusted operating expense (excluding amortization of identifiable assets) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses in the sales of loans and securities), measures the relationship of operating expenses to revenues. Amortization of identifiable intangible assets is excluded from the calculation since it is a non-cash expense and gains and losses on the sales of loans and securities are excluded since they are generally considered by the Company’s management to be non-recurring in nature. The operating efficiency ratio is not a financial measurement required by generally accepted accounting principles in the United States of America. However, the Company believes such information is useful to investors in evaluating the Company’s operations.

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

Income Taxes

      Income tax expense amounted to $33.4 million and $19.0 million for the quarter ended June 30, 2004 and 2003, respectively. The increase recorded in the 2004 period reflected the $38.6 million increase in the Company’s income before provision for income taxes as well as an increase in the effective tax rate to 36.5% for the quarter ended June 30, 2004 compared to 35.7% for the prior year quarter. As of June 30, 2004, the Company had a net deferred tax asset of $111.7 million compared to $65.3 million at June 30, 2003. The increase in deferred tax assets was primarily due to the Staten Island acquisition and the increased net unrealized losses on securities available-for-sale.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

General

      The Company reported a 15.7% increase in diluted earnings per share to $1.47 for the six months ended June 30, 2004 compared to $1.27 for the six months ended June 30, 2003. Net income increased $29.3 million or 43.7% to $96.4 million for the six months ended June 30, 2004 compared to $67.1 million for the six months ended June 30, 2003.

      The Company’s earnings growth was driven primarily by the benefit of the Staten Island acquisition, which was effective as of the close of business on April 12, 2004 as well as the continued growth in the Company’s loan portfolio and core deposit base.

Net Interest Income

      Net interest income increased by $65.5 million or 44.6% to $212.5 million for the six months ended June 30, 2004 as compared to $147.0 million for the six months ended June 30, 2003. The increase was due to a $78.4 million increase in interest income partially offset by a $12.9 million increase in interest expense. The increase in net interest income primarily reflects the $4.25 billion increase in average interest-earning assets during the six months ended June 30, 2004, as compared to the same period in the prior year, resulting in large part from the Staten Island acquisition, partially offset by the 28 basis point decrease in net interest margin.

      The Company’s net interest margin decreased 28 basis points to 3.59% for the six months ended June 30, 2004 compared to 3.87% for the six months ended June 30, 2003. Purchase accounting adjustments contributed 20 basis points to net interest margin during the six months ended June 30, 2004. The average yield on interest-earning assets declined 78 basis points for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 which was partially offset by a decline of 55 basis points in the cost of average interest-bearing liabilities.

      The compression in net interest margin was primarily attributable to the addition of the lower yielding Staten Island portfolios as well as new assets for portfolio retention being originated at lower yields.

      Interest income increased by $78.4 million to $300.3 million for the six months ended June 30, 2004 compared to $221.9 million for the six months ended June 30, 2003. Interest income on loans increased $45.7 million due primarily to higher average outstanding loan balances of $2.64 billion compared to the prior year. Partially offsetting the increase in average balance was a decrease in the yield on the average loan portfolio of 97 basis points to 5.59% from 6.56% for the six months ended June 30, 2004 and June 30, 2003, respectively.

      The increase in the average balance of loans was primarily attributable to the $3.56 billion of loans acquired as a result of the Staten Island acquisition as well as internal loan growth. The Company realized average balance increases of $1.02 billion in the single-family and cooperative loan portfolios, $714.9 million in the multi-family residential mortgage loan portfolio, $707.4 million in the commercial real estate portfolio and $156.1 million in the commercial business loan portfolio. However, partially offsetting such growth was the $88.6 million decline in the average balance of mortgage warehouse lines of credit, in part, due to the softening of demand for warehouse funding which began in the fourth quarter of 2003 as the refinance market began to contract.

      Income on investment securities increased $3.1 million due to an increase in the average outstanding balance of investment securities of $191.2 million, primarily due to securities acquired from Staten Island, partially offset by a decline in the average yield of 56 basis points to 4.08% from 4.64% for the six months ended June 30, 2004 compared to the same period in the prior year.

      Interest income on mortgage-related securities increased $30.6 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of a $1.43 billion increase in the average balance of such assets, primarily due to securities acquired from Staten Island, combined with a 14 basis point increase in the yield earned from 3.99% for the six months ended June 30, 2003 to 4.13% for the six months ended June 30, 2004.

      Income on other interest-earning assets decreased $1.7 million in the current six-month period compared to the prior year period primarily due to a $1.3 million decrease in dividends received on FHLB stock held by the Company.

      Interest expense increased $12.9 million or 17.2% to $87.8 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase primarily reflects a $2.13 billion increase in the average balance of deposits. The increase in average balance was primarily the result of the $3.79 billion of deposits assumed in connection with the acquisition of Staten Island as well as the continued deposit growth through de novo branches. The average balance of core deposits increased $1.90 billion, or 53.5%, to $5.45 billion for the six months ended June 30, 2004 compared to $3.55 billion for the six months ended June 30, 2003, which was partially offset by a 28 basis point decrease in the average rate paid on deposits to 0.84% for the six months ended June 30, 2004 compared to 1.12% for the six months ended June 30, 2003. Lower costing core deposits represented approximately 76.1% of total deposits at June 30, 2004 compared to 71.1% at June 30, 2003. This increase reflects the $2.66 billion of core deposits acquired from Staten Island as well as the success of the Company’s strategy to lower its overall cost of funds and emphasize its expanding commercial and consumer relationships.

      Interest expense on borrowings (excluding subordinated notes) increased $5.6 million due to an increase of $1.83 billion in the average balance of borrowings partially offset by a decline in the average rate paid on such borrowings of 180 basis points from 4.47% in the six months ended June 30, 2003 to 2.67% in the six months ended June 30, 2004. The increase in the average balance was the result of the $2.65 billion of borrowings assumed in the Staten Island transaction. During the first half of 2004, the Company borrowed $515.0 million of short-term low costing floating-rate FHLB borrowings and $950.0 million of longer term fixed-rate borrowings which were partially offset by repayments of $1.47 billion of borrowings that matured in 2004. The funds were invested primarily in multi-family and commercial real estate loans. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

      Interest expense on subordinated notes was $5.7 million during the six months ended June 30, 2004. The Bank issued $250.0 million aggregate principal amount of Notes (as previously discussed) on March 22, 2004 and also issued $150.0 million in 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 at the end of the second quarter of 2003.

Provision for Loan Losses

      The Company’s provision for loan losses decreased $1.5 million to $2.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease was primarily due to the improved quality in the characteristics of the loan portfolio.

Non-Interest Income

      The Company experienced a $8.6 million or 15.9% increase in non-interest income, from $54.2 million for the six months ended June 30, 2003 to $62.8 million for six months ended June 30, 2004.

      The Company recorded net gains on sales of loans and securities of $0.7 million primarily on the sales of $186.3 million of securities during the six months ended June 30, 2004, compared to a gain of $88,000 for the six months ended June 30, 2003.

      In the six months ended June 30, 2004, revenue from the Company’s mortgage-banking business amounted to $17.8 million compared to $15.7 million in the six months ended June 30, 2003. The Company sells multi-family residential loans (both loans originated for sale and from portfolio) in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. See Note 6 hereof.

      The Company sold multi-family residential mortgage loans totaling $974.3 million during the six months ended June 30, 2004 compared to $1.07 billion during the six months ended June 30, 2003. In addition, the Company sold $51.2 million of single-family residential loans during the six months ended June 30, 2004 compared to $77.7 million during the six months ended June 30, 2003.

      Mortgage-banking activities for the six months ended June 30, 2004 reflected $16.9 million in gains, $1.0 million of origination fees and $3.0 million in servicing fees partially offset by $3.1 million of amortization of servicing assets. Included in the $16.9 million of gains were $1.6 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold. This category also included a $3.6 million increase in the fair value of loan commitments for loans originated for sale and a $3.6 million decrease in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $2.1 million increase in revenue from mortgage-banking activities for the six months ended June 30, 2004 compared to the six months in the prior year was primarily due to an aggregate increase in the gain on sales of loans to Fannie Mae and Cendant of $5.5 million combined with a $2.0 million increase in servicing fees partially offset by a $5.1 million decrease in origination fees.

      Service fee income decreased by $0.4 million, or 1.3% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Included in service fee income are prepayment and modification fees on loans which are a partial offset to the decreases realized in net interest margin. Prepayment and modification and extension fees decreased $4.0 million to $8.9 million for the six months ended June 30, 2004 compared to $12.9 million for the six months ended June 30, 2003.

      Another component of service fees are revenues generated from the branch system which grew by $2.9 million, or 16.9%, to $20.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase was primarily due to additional fee income generated by the Staten Island branch network and the continuation of the de novo branch expansion program.

      In addition, the Company also recorded an increase for the six months ended June 30, 2004 of approximately $1.9 million in the cash surrender value of BOLI compared to the six months ended June 30, 2003. The increase is due to the $134.1 million of BOLI acquired from Staten Island.

      Other non-interest income increased $4.4 million to $5.9 million for the six months ended June 30, 2004 compared to $1.5 million for the six months ended June 30, 2003. The increase was primarily attributable to income from the Company’s equity investment in Meridian Capital of $3.5 million combined with a tax refund of $0.6 million related to the Company’s acquisition of Statewide in January 2000.

Non-Interest Expenses

      Non-interest expense increased $28.9 million, or 31.0%, to $122.2 million for the six months ended June 30, 2004 compared to $93.3 million for the six months ended June 30, 2003. This increase was attributable to increases of $11.1 million in compensation and employee benefits, $7.1 million in occupancy costs, $5.5 million in other non-interest expense, $3.3 million in data processing costs, $1.2 million in amortization of identifiable intangible assets and $0.8 million in advertising costs.

      Compensation and employee benefits expense increased $11.1 million or 21.8% to $61.6 million for the six months ended June 30, 2004 as compared to $50.5 million for the same period in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to staff additions relating to the Staten Island acquisition as well as the expansion of the Company’s commercial and retail banking and lending operations during the past year. In particular, the increase was due to increases of $9.0 million in compensation expenses, $1.4 million in management incentive expenses, $1.3 million in ESOP expense, $1.0 million in FICA, $0.5 million in stock-related benefit plan costs. Partially offsetting these increases were lower Recognition Plan costs of $2.9 million.

      Occupancy costs increased $7.1 million for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. Data processing fees increased $3.3 million to $8.4 million for the six months ended June 30, 2004 as compared to the same period in the prior year. The increase in both occupancy and data processing fees was due to of operating the expanded branch franchise resulting from the Staten Island acquisition combined with the increased number of branch facilities resulting from the continuation of the de novo branch expansion program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington and Florida markets through the establishment of loan production offices in these areas.

      Other non-interest expenses increased $5.5 million to $26.1 million for the six months ended June 30, 2004 compared to $20.6 million for the same period in the prior year. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security. Increases in non-interest expense are primarily attributable to operating the expanded franchise resulting from the Staten Island acquisition. The Company expects certain expenses in compensation and employee benefits and data processing fees to decrease over the next two quarters because the data processing conversion of Staten Island Systems was completed during the early part of the third quarter of 2004 and transitional Staten Island employees will complete their term of temporary employment.

      Although the Company experienced an increase in non-interest expense, the efficiency ratio improved to 43.5% for the six months ended June 30, 2004 compared to 45.6% for the six months ended June 30, 2003 resulting primarily from the cost reductions associated with the integration of Staten Island.

      Amortization of identifiable intangible assets increased by $1.2 million to $2.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase was due to the amortization of the $79.7 million core deposit intangible associated with the Staten Island transaction which was partially offset by the intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the three months ended March 31, 2003.

      Advertising expenses increased by $0.8 million from $4.3 million in the six months ended June 30, 2003 to $3.5 million in the six months ended June 30, 2004.

Income Taxes

      Income tax expense amounted to $54.7 million and $37.3 million for the six months ended June 30, 2004 and 2003, respectively. The increase recorded in the 2004 period reflected the $46.7 million increase in the Company’s income before provision for income taxes accompanied with an increase in the Company’s effective tax rate for the six months ended June 30, 2004 to 36.2% compared to 35.7% for the six months ended June 30, 2003. As of June 30, 2004, the Company had a net deferred tax asset of $111.7 million compared to $65.3 million at June 30, 2003.

Regulatory Capital Requirements

      The following table sets forth the Bank’s compliance with applicable regulatory capital requirements at June 30, 2004.

	Required		Actual		Excess

	Percent	Amount	Percent	Amount	Percent	Amount

	(Dollars in Thousands)
Tier I leverage capital ratio(1)(2)	4.0%	$613,540	5.4%	$823,946	1.4%	$210,406
Risk-based capital ratios:(2)
Tier I	4.0	498,494	6.6	823,946	2.6	325,452
Total	8.0	996,989	10.7	1,333,999	2.7	337,010

(1)	Reflects the 4.0% requirement to be met in order for an institution to be “adequately capitalized” under applicable laws and regulations.

(2)	The Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.

Liquidity and Commitments

      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-

term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings only to a limited degree as a source of funds. However, due to the Company’s continued focus on expanding its commercial real estate and business loan portfolios the Company has increased its use of borrowings. The Company’s total borrowings (including subordinated notes) were $6.02 billion at June 30, 2004 as compared to $3.06 billion at December 31, 2003. The $2.96 billion increase in borrowings was primarily due to the $2.65 billion of borrowings assumed in the Staten Island acquisition as well as the $250.0 million subordinated notes issued by the Bank at the end of the first quarter of 2004. At June 30, 2004, the Company had the ability to borrow from the FHLB an additional $616.2 million on a secured basis, utilizing mortgage loans and securities as collateral.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at June 30, 2004 totaled $1.60 billion or 71.0% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

      The notional principal amount of the off-balance sheet financial instruments at June 30, 2004 and December 31, 2003 are as follows:

	Contract or Amount

	June 30, 2004	December 31, 2003

	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$1,103,018	$563,049
Commitments to extend credit — commercial business loans	328,200	426,883
Commitments to extend credit — mortgage warehouse lines of credit	828,693	952,615
Commitments to extend credit — other loans	160,274	111,736
Standby letters of credit	35,906	28,049
Commercial letters of credit	358	363

Total	$2,456,449	$2,082,695

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

      Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments. As a financial institution, the Company’s primary component of market risk is interest rate risk. Interest rate risk is defined as the sensitivity of the Company’s current and future earnings to changes in the level of market rates of interest. Market risk arises in the ordinary course of the Company’s business, as the repricing characteristics of its assets do not match those of its liabilities. Based upon the Company’s nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company’s various loan portfolios, concentrated primarily within the greater New York City metropolitan area (which includes parts of New Jersey and southern Connecticut), are subject to risks associated with the local economy. The Company does not own any trading assets.

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

      Management responsibility for interest rate risk resides with the Asset and Liability Management Committee (“ALCO”). The committee is chaired by the Chief Financial Officer, and includes the Chief Executive Officer, the Chief Credit Officer and the Company’s senior business-unit and financial executives. Interest rate risk management strategies are formulated and monitored by ALCO within policies and limits approved by the Board of Directors. These policies and limits set forth the maximum risk which the Board of Directors deems prudent, govern permissible investment securities and off-balance sheet instruments, and identify acceptable counterparties to securities and off-balance sheet transactions.

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

      The Company’s strategies to manage interest rate risk include, but are not limited to, (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (primarily five years) balloon loans, (ii) originating relatively short-term or variable-rate consumer and commercial business loans as well as mortgage warehouse lines of credit, (iii) investing in securities available-for-sale, primarily mortgage-related instruments, with maturities or estimated average lives of less than five years, (iv) promoting stable savings, demand and other transaction accounts, (v) utilizing variable-rate borrowings which have imbedded derivatives to cap the cost of borrowings, (vi) using interest rate swaps to modify the repricing characteristics of certain variable rate borrowings, (vii) entering into forward loan sale agreements to offset rate risk on rate-locked loan commitments originated for sale, (viii) maintaining a strong capital position and (ix) maintaining a relatively high level of liquidity and/or borrowing capacity.

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

      At June 30, 2004, the Company had $212.6 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $137.3 million related to loan commitments for which the borrowers had not entered into interest rate locks and $75.3 million which were subject to interest rate locks. At June 30, 2004, the Company had $75.3 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a gain of $0.8 million and the fair market value of the related forward loan sale agreements was a loss of $0.8 million at June 30, 2004.

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

      Based on the information and assumptions in effect at June 30, 2004, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $13.5 million or 2.7%, while a 100 basis point gradual decrease in interest rates would decrease net interest income by $3.9 million or 0.8%.

Gap Analysis.

      Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2004, the Company’s one-year cumulative gap position was a negative 0.84% compared to a negative 2.24% at December 31, 2003. A positive gap will generally result in net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on net interest margin.

      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.

      The gap analysis, however, is an incomplete representation of interest rate risk and has certain limitations. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2004 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

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

      The following table reflects the repricing of the balance sheet, or “gap” position at June 30, 2004.

	0 – 90	91 – 180	181 – 365	1 – 5	Over
	Days	Days	Days	Years	5 Years	Total

	(In Thousands)
Interest-earning assets:
Mortgage loans(1)	$1,373,932	$780,937	$1,324,651	$4,336,408	$1,558,418	$9,374,346
Commercial business and other loans	1,106,070	86,607	163,183	570,449	28,773	1,955,082
Securities available-for-sale (2)	472,267	239,067	464,728	2,055,945	955,657	4,187,664
Other interest-earning assets (3)	95,812	—	—	—	207,150	302,962

Total interest-earning assets	3,048,081	1,106,611	1,952,562	6,962,802	2,749,998	15,820,054
Interest-bearing liabilities:
Savings, NOW and money market deposits	569,485	569,485	1,138,971	1,162,272	2,369,436	5,809,649
Certificates of deposit	832,216	412,328	368,565	605,332	15,207	2,233,648
Borrowings	1,496,725	672,450	200,000	2,333,890	930,255	5,633,320
Subordinated notes	(219)	(219)	(438)	396,743	—	395,867

Total interest-bearing liabilities	2,898,207	1,654,044	1,707,098	4,498,237	3,314,898	14,072,484
Interest sensitivity gap	149,874	(547,433)	245,464	2,464,565	(564,900)

Cumulative interest sensitivity gap	$149,874	$(397,559)	$(152,095)	$2,312,470	$1,747,570

Cumulative interest sensitivity gap as a percentage of total assets	(0.83)%	(2.21)%	(0.84)%	12.83%	9.70%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

Item 4.	Controls and Procedures

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

OTHER INFORMATION

Part II

          Item 1.     Legal Proceedings

                Not applicable

          Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table contains information about our purchases of equity securities during the second quarter of 2004.

			Total Number of	Maximum Number
			Shares Purchased	of Remaining
			as Part of a	Shares that May
	Total Number of	Average Price	Publicly	Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

April 1-30, 2004	—	$—	—	2,790,329
May 1-31, 2004	—	—	—	2,790,329
June 1-30, 2004	—	—	—	2,790,329

Total	—	$—	—

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. Since that announcement, the Company has purchased 209,671 shares for an aggregate cost of $6.9 million at an average price per share of $32.82.

          Item 3.     Defaults upon Senior Securities

                Not applicable

          Item 4.     Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on June 24, 2004. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated May 18, 2004. Of the 83,465,014 shares eligible to vote at the meeting, 65,321,385 were represented in person or by proxy.

(b)	There was no solicitation in opposition to the Board’s nominees for director. Five nominees were elected for a three-year term expiring in 2007, one nominee was elected for a two-year term expiring in 2006 and two nominees were elected for a one-year term expiring in 2005.

	No. of Votes	No. of Votes
	For	Withheld

1. Rohit M. Desai	63,502,645	1,818,737
2. Charles J. Hamm	64,053,634	1,267,749
3. Scott M. Hand	63,324,966	1,996,414
4. David L. Hinds	64,242,366	1,079,017
5. Maria Fiorini Ramirez	64,228,072	1,093,310
6. Donald M. Karp	64,097,742	1,223,639
7. Robert B. Catell	62,510,065	2,811,316
8. Robert W. Gelfman	63,563,481	1,757,900

(c)	Two additional proposals were submitted for a vote, with the following result:

		No. of	No. of	No. of
		Votes	Votes	Votes
		For	Against	Abstaining

(1)	Approval to amend the Company’s certificate of incorporation to increase the number of authorized shares of common stock.	61,132,265	4,007,369	181,734
(2)	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004.	60,969,928	4,189,467	161,974

                     There were no broker non-votes on these proposals.

          Item 5.     Other Information

                Not applicable

          Item 6.     Exhibits and Reports on Form 8-K

                a) Exhibits

No.	Description

31.1	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                b) Reports on Form 8-K

Date	Item and Description

June 17, 2004	7 — On June 17, 2004, the Company filed a Current Report on Form 8-K/A to amend the Form 8-K filed on April 14, 2004 which announced that effective April 12, 2004, Staten Island Bancorp, Inc. merged into the Company. The merger was consummated pursuant to an Agreement and Plan of Merger, dated as of November 24, 2003, by and between the Company and Staten Island.
April 21, 2004	5 & 7 — On April 20, 2004, the Company issued a press release announcing the allocations of cash and Independence common stock to be paid to shareholders of the Staten Island Bancorp, Inc., which was recently merged into the Company, as the merger consideration in such transaction.
April 20, 2004	12 — On April 19, 2004, the Company issued a press release reporting its earnings for the quarter ended March 31, 2004.
April 14, 2004	2, 5 & 7 — On April 12, 2004, the Company announced that effective April 12, 2004, Staten Island Bancorp, Inc. was merged into the Company. The merger was consummated pursuant to an Agreement and Plan of Merger, dated as of November 24, 2003, by and between the Company and Staten Island.
April 8, 2004	5 & 7 — On April 7, 2004, the Company issued a joint press release with Staten Island Bancorp, Inc. announcing the receipt of regulatory approvals required in connection with the completion of the merger of Staten Island with and into the Company.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE COMMUNITY BANK CORP.

Date: August 9, 2004	/s/ ALAN H. FISHMAN Alan H. Fishman President and Chief Executive Officer

Date: August 9, 2004	/s/ FRANK W. BAIER Frank W. Baier Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer