Form 10-Q
period 2004-09-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2004-11-08
CIK 945734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Yes  ☑     No  ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 3, 2004, the registrant had 84,661,554 shares of common stock ($.01 par value per share) outstanding.

INDEPENDENCE COMMUNITY BANK CORP.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS:
Cash and due from banks — interest-bearing	$148,090	$43,950
Cash and due from banks — non-interest-bearing	230,050	128,078

Total cash and cash equivalents	378,140	172,028

Securities available-for-sale:
Investment securities ($24,963 and $14,593 pledged to creditors, respectively)	574,857	296,945
Mortgage-related securities ($2,970,162 and $1,872,549 pledged to creditors, respectively)	3,333,820	2,211,755

Total securities available-for-sale	3,908,677	2,508,700

Loans available-for-sale	83,855	5,922

Mortgage loans on real estate	9,222,918	4,714,388
Other loans	1,904,723	1,457,843

Total loans	11,127,641	6,172,231
Less: allowance for possible loan losses	(104,910)	(79,503)

Total loans, net	11,022,731	6,092,728

Premises, furniture and equipment, net	157,407	101,383
Accrued interest receivable	66,051	37,046
Goodwill	1,144,345	185,161
Identifiable intangible assets, net	82,039	190
Bank owned life insurance (“BOLI”)	317,646	175,800
Other assets	470,797	267,649

Total assets	$17,631,688	$9,546,607

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Savings deposits	$2,695,661	$1,613,161
Money market deposits	707,887	401,024
Active management accounts (“AMA”) deposits	990,497	475,647
Interest-bearing demand deposits	1,169,990	694,102
Non-interest-bearing demand deposits	1,530,061	741,261
Certificates of deposit	2,207,576	1,378,902

Total deposits	9,301,672	5,304,097

Borrowings	5,443,021	2,916,300
Subordinated notes	396,097	148,429
Escrow and other deposits	139,283	76,260
Accrued expenses and other liabilities	107,745	110,410

Total liabilities	15,387,818	8,555,496

Stockholders’ equity:
Common stock, $.01 par value: 250,000,000 and 125,000,000 shares authorized at September 30, 2004 and December 31, 2003; 104,243,820 and 76,043,750 shares issued at September 30, 2004 and December 31, 2003, respectively; 84,544,163 and 54,475,715 shares outstanding at September 30, 2004 and December 31, 2003, respectively	1,042	760
Additional paid-in-capital	1,877,188	761,880
Treasury stock at cost: 19,699,657 and 21,568,035 shares at September 30, 2004 and December 31, 2003, respectively	(347,972)	(380,088)
Unallocated common stock held by ESOP	(65,503)	(69,211)
Unvested restricted stock awards under stock benefit plans	(10,818)	(7,598)
Retained earnings, partially restricted	789,602	678,353
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale, net of tax	331	7,015

Total stockholders’ equity	2,243,870	991,111

Total liabilities and stockholders’ equity	$17,631,688	$9,546,607

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

INTEREST INCOME:
Mortgage loans on real estate	$121,669	$64,523	$304,792	$205,397
Other loans	25,101	21,987	68,431	61,846
Loans available-for-sale	1,509	1,159	5,113	4,111
Investment securities	6,337	3,290	16,046	9,885
Mortgage-related securities	37,269	13,183	95,817	41,162
Other	1,712	1,810	3,736	5,492

Total interest income	193,597	105,952	493,935	327,893

INTEREST EXPENSE:
Deposits	19,239	12,553	49,299	40,913
Borrowings	38,918	23,640	90,972	70,060
Subordinated notes	3,838	1,429	9,548	1,599

Total interest expense	61,995	37,622	149,819	112,572

Net interest income	131,602	68,330	344,116	215,321
Provision for loan losses	—	—	2,000	3,500

Net interest income after provision for loan losses	131,602	68,330	342,116	211,821
Non-interest income:
Net gain on sales of loans and securities	963	156	1,707	244
Mortgage-banking activities	6,295	7,611	24,053	23,299
Service fees	18,296	17,687	50,372	50,179
BOLI	3,912	2,280	10,214	6,650
Other	6,219	1,951	12,135	3,487

Total non-interest income	35,685	29,685	98,481	83,859

NON-INTEREST EXPENSE:
Compensation and employee benefits	36,748	24,842	98,313	75,389
Occupancy costs	11,702	6,741	30,821	18,733
Data processing fees	2,938	2,581	11,381	7,741
Advertising	2,385	1,918	6,676	5,381
Other	17,775	9,383	43,861	29,949

Total general and administrative expense	71,548	45,465	191,052	137,193

Amortization of identifiable intangible assets	2,540	142	5,285	1,712

Total non-interest expense	74,088	45,607	196,337	138,905

Income before provision for income taxes	93,199	52,408	244,260	156,775
Provision for income taxes	29,785	18,736	84,455	56,046

Net income	$63,414	$33,672	$159,805	$100,729

Basic earnings per share	$0.79	$0.68	$2.33	$2.01

Diluted earnings per share	$0.76	$0.64	$2.23	$1.91

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004 and 2003
(In thousands, Except Share Amounts)
(Unaudited)

					Unearned
				Unallocated	Common		Accumulated
		Additional		Common	Stock Held by		Other
		Paid-In		Stock Held	Recognition	Retained	Comprehensive
	Common Stock	Capital	Treasury Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2003	$760	$761,880	$(380,088)	$(69,211)	$(7,598)	$678,353	$7,015	$991,111
Comprehensive income:
Net income for the nine months ended September 30, 2004	—	—	—	—	—	159,805	—	159,805
Other comprehensive income, net of tax benefit of $0.4 million
Change in net unrealized gains on securities available-for- sale, net of tax of $1.8 million	—	—	—	—	—	—	(3,441)	(3,441)
Less: reclassification adjustment of net gains realized in net income, net of tax benefit of $1.7 million	—	—	—	—	—	—	(3,243)	(3,243)

Comprehensive income	—	—	—	—	—	159,805	(6,684)	153,121
Treasury stock issued for options exercised (and related tax benefit) and for director fees (1,868,378 shares)	—	858	32,116	—	—	—	—	32,974
Common stock issued in connection with Staten Island Bancorp, Inc. acquisition (28,200,070 shares)	282	1,106,853	—	—	—	—	—	1,107,135
Dividends declared	—	—	—	—	—	(48,556)	—	(48,556)
Stock compensation expense	—	1,211	—	—	—	—	—	1,211
ESOP shares committed to be released	—	4,277	—	3,708	—	—	—	7,985
Issuance of grants and amortization of earned portion of restricted stock awards	—	2,109	—	—	(3,220)	—	—	(1,111)

Balance — September 30, 2004	$1,042	$1,877,188	$(347,972)	$(65,503)	$(10,818)	$789,602	$331	$2,243,870

Balance — December 31, 2002	$760	$742,006	$(318,182)	$(74,154)	$(11,782)	$575,927	$5,693	$920,268
Comprehensive income:
Net income for the nine months ended September 30, 2003	—	—	—	—	—	100,729	—	100,729
Other comprehensive income, net of tax of $4.2 million
Change in net unrealized losses on cash flow hedges, net of tax of $2.3 million	—	—	—	—	—	—	4,094	4,094
Less: reclassification adjustment of loss realized on cash flow hedges, net of tax of $1.2 million	—	—	—	—	—	—	(2,223)	(2,223)
Change in net unrealized gains on securities available-for-sale, net of tax of $0.1 million	—	—	—	—	—	—	128	128

Comprehensive income	—	—	—	—	—	100,729	1,999	102,728
Repurchase of common stock (2,765,900 shares)	—	—	(78,055)	—	—	—	—	(78,055)
Treasury stock issued for options exercised (and related tax benefit) and for director fees (794,161 shares)	—	2,605	12,671	—	—	—	—	15,276
Dividends declared	—	—	—	—	—	(24,501)	—	(24,501)
Stock compensation expense	—	39	—	—	—	—	—	39
Accelerated vesting of stock options	—	185	—	—	—	—	—	185
ESOP shares committed to be released	—	2,333	—	3,708	—	—	—	6,041
Amortization of earned portion of restricted stock awards	—	3,245	—	—	4,577	—	—	7,822

Balance — September 30, 2003	$760	$750,413	$(383,566)	$(70,446)	$(7,205)	$652,155	$7,692	$949,803

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,805	$100,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	3,500
Net gain on sales of loans and securities	(1,707)	(244)
Originations of loans available-for-sale	(988,377)	(1,572,951)
Proceeds from sales of loans available-for-sale	1,977,512	1,678,391
Amortization of deferred income and premiums	(11,098)	15,768
Amortization of identifiable intangibles	5,285	1,712
Amortization of earned portion of ESOP and restricted stock awards	10,942	13,317
Depreciation and amortization	12,517	8,535
Deferred income tax provision	—	4,735
Increase in accrued interest receivable	(4,993)	(84)
Decrease (increase) in accounts receivable-securities transactions	5,901	(18,007)
Decrease in accrued expenses and other liabilities	(127,222)	(56,371)
Other, net	46,587	(7,950)

Net cash provided by operating activities	1,087,152	171,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations and purchases	(3,733,808)	(1,274,153)
Principal payments on loans	1,679,317	1,421,168
Advances on mortgage warehouse lines of credit	(7,549,423)	(8,209,378)
Repayments on mortgage warehouse lines of credit	7,446,052	8,290,420
Proceeds from sale of securities available-for-sale	284,503	28,499
Proceeds from maturities of securities available-for-sale	75,505	97,314
Principal collected on securities available-for-sale	837,972	1,393,034
Purchases of securities available-for-sale	(530,252)	(2,686,855)
Redemption (purchase) of Federal Home Loan Bank stock	35,915	(21,750)
Cash consideration paid to acquire Staten Island Bancorp, Inc.	(368,500)	—
Cash and cash equivalents acquired in Staten Island Bancorp, Inc. acquisition	669,614	—
Proceeds from sale of other real estate	1,519	—
Net additions to premises, furniture and equipment	(21,571)	(14,560)

Net cash used in investing activities	(1,173,157)	(976,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	512,407	398,888
Net decrease in time deposits	(311,184)	(154,800)
Net (decrease) increase in borrowings	(181,952)	484,750
Net increase in subordinated notes	247,668	148,341
Net increase in escrow and other deposits	40,663	61,550
Proceeds from exercise of stock options	33,071	9,751
Repurchase of common stock	—	(78,055)
Dividends paid	(48,556)	(24,501)

Net cash provided by financing activities	292,117	845,924

Net increase in cash and cash equivalents	206,112	40,743
Cash and cash equivalents at beginning of period	172,028	199,057

Cash and cash equivalents at end of period	$378,140	$239,800

SUPPLEMENTAL INFORMATION
Income taxes paid	$40,706	$38,394

Interest paid	$133,766	$116,387

Income tax benefit realized from exercise of stock options	$12,535	$4,300

NON-CASH INVESTING ACTIVITIES
Common stock issued in Staten Island Bancorp, Inc. Acquisition	$1,107,135	$—

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization/ Form of Ownership

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

      The Board of Directors declared the Company’s twenty-fifth consecutive quarterly cash dividend on October 29, 2004. The dividend amounted to $0.25 per share of common stock and is payable on November 24, 2004 to stockholders of record on November 10, 2004.

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

      The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company’s minority equity investment in Meridian Capital Group, LLC (“Meridian Capital”). Treasury shares also are being used to fund the Company’s stock benefit plans, in particular, the 1998 Stock Option Plan (the “Option Plan”), the Directors Fee Plan and the 2002 Stock Incentive Plan (the “Stock Incentive Plan”). The Company issued 1,868,378 shares of treasury stock in connection with the exercise of options and the payment of director fees with an aggregate value of $32.5 million at the date of issuance during the nine months ended September 30, 2004.

      During the nine months ended September 30, 2004, the Company did not repurchase shares of its common stock. At September 30, 2004, the Company had repurchased a total of 33,512,516 shares pursuant to the eleven repurchase programs at an aggregate cost of $553.9 million and reissued 13,812,859 shares at $199.3 million. As of September 30, 2004, there were approximately 2,790,329 shares remaining to be purchased pursuant to the Company’s eleventh repurchase program.

Business

      The Company’s principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of September 30, 2004, the Bank operated 122 banking offices, including the 35 additional branches which resulted from the acquisition of Staten Island in April 2004 (See Note 2), located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau, Suffolk and Westchester counties of New York and New Jersey. At its banking offices located on Staten Island, the Bank conducts business as SI Bank & Trust, a division of the Bank. In October 2004, the Company closed two branch offices as part of its integration of the Staten Island franchise. In addition, the Bank maintains one branch facility and lending office in Maryland and a lending office in Florida as a result of the expansion of the Company’s commercial real estate lending activities to the Baltimore-Washington market and the Boca Raton, Florida market as discussed below. During the nine months ended September 30, 2004, the Company opened four new offices and currently expects to expand its branch network through the opening of approximately four additional branch locations during the remainder of 2004. During July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington market and the Boca Raton, Florida market. During the third quarter of 2004, the Company expanded its commercial real estate lending activities to the Chicago market. The loans generated in these areas are referred primarily by Meridian Capital, which already has an established presence in these market areas.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In addition to the opportunity to enhance shareholder value, the acquisition presented the Company with a number of strategic opportunities and benefits that will assist its growth as a leading community-oriented financial institution. The opportunities include expanding the Company’s asset generation capabilities through use of Staten Island’s strong core deposit funding base; increasing deposit market share in the Company’s core New York City metropolitan area market and strengthening its balance sheet.

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

      In addition on March 1, 2004, Staten Island announced the completion of the sale of the majority of the assets and operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of SI Bank, to Lehman Brothers. The remaining Staten Island Mortgage Corp. offices were sold or shut down by March 31, 2004. At September 30, 2004, Staten Island Mortgage Corp. had $65.6 million of loans available-for-sale.

      The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $959.2 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the Company estimates that the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $87.1 million, which is being amortized on the interest method over 14 years.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents data with respect to the fair values of assets and liabilities acquired in the Staten Island acquisition.

At April 12,
2004

(Dollars in
Thousands)
ASSETS:
Cash and due from banks	$671,213
Securities	2,089,962
Loans, net of the allowance for loan losses	3,879,448
FHLB-NY stock	110,150
Fixed assets	40,537
Other assets	354,071
Core deposit intangible	87,133
Goodwill	959,185

Total assets	$8,191,699

LIABILITIES:
Deposits	$3,805,094
Borrowings	2,733,603
Other liabilities	84,244

Total liabilities	6,622,941

Net assets acquired	$1,568,758

      The Company recorded $63.4 million in net income, or $0.76 diluted earnings per share, for the three months ended September 30, 2004 compared to net income of $43.5 million or $0.54 per diluted share for the three months ended September 30, 2003 if the acquisition had taken place on July 1, 2003. The Company’s net income would have amounted to $91.6 million, or $1.12 diluted earnings per share, for the nine months ended September 30, 2004 if the acquisition had taken place on January 1, 2004 compared to net income of $160.3 million or $1.98 per diluted share for the nine months ended September 30, 2003 if the acquisition had taken place on January 1, 2003. Included in the nine months ended September 30, 2004 pro forma results of operations were $67.2 million of ESOP expense relating to the termination and final allocation of Staten Island’s ESOP and $24.7 million of severance costs which were incurred as a direct result of the acquisition. These proforma results of operations are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the dates indicated or which may be obtained in the future.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 (“2003 Annual Report”).

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

          Stock Compensation Expense

      For stock options granted prior to January 1, 2003, the Company uses the intrinsic value based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee or non-employee director must pay to acquire the stock. To date, no compensation expense has been recorded at the time of grant for stock options granted prior to January 1, 2003, since, for all granted options, the market price on the date of grant equaled the amount employees or non-employee directors must pay to acquire the stock covered thereby. However, compensation expense has been recognized as a result of the accelerated vesting of options occurring upon the retirement of senior officers. Under the terms of the Company’s option plans, unvested options held by retiring senior officers and non-employee directors of the Company only vest upon retirement if the Board of Directors or the Committee administering the option plans allow the acceleration of the vesting of such unvested options.

      Effective January 1, 2003, the Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with the fair value-based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended (“SFAS No. 123”)”.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. Because the Company recognized the fair value provisions prospectively, compensation expense related to employee stock options granted did not have a full impact during 2003. The adoption of SFAS No. 123 did not have a material effect on the Company’s financial condition or results of operations. See Note 13 hereof. See also Note 4 hereof for a discussion of the exposure draft proposing to mandate option expensing.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Comprehensive Income

      Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distribution to owners. Other Comprehensive Income (“OCI”) includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. Comprehensive income and accumulated OCI are reported net of related income taxes. Accumulated OCI consists of unrealized gains and losses on available-for-sale securities, net of related income taxes.

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

          The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

      In November 2003, the FASB issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company complied with the disclosure provisions of this rule in Note 3 to the Consolidated Financial Statements included in its 2003 Annual Report. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The Company is currently evaluating the impact of adopting the provisions of this rule, which are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments for reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

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

          Proposed Statement — Share-Based Payment

      On March 31, 2004, the FASB published an Exposure Draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95 (the “Exposure Draft”). The Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with SFAS No. 123. FASB is proposing, among other things, amendments to SFAS No. 123 and thus, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally would be measured at fair value at the grant date. The grant-date fair value would be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments (unless observable market prices for the same or similar options are available). The cost would be recognized over the requisite service period (often the vesting period). The cost of employee services received in exchange for liabilities would be measured initially at the fair value (rather than the previously allowed intrinsic value under APB Opinion No. 25, Accounting for Stock Issued to Employees) of the liabilities and would be remeasured subsequently at each reporting date through settlement date.

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

      The proposed statement would be applied to public entities prospectively for interim or fiscal years beginning after June 15, 2005 as if all share-based compensation awards vesting, granted, modified, or settled after December 15, 1994 had been accounted for using the fair value-based method of accounting.

      The FASB is expected to issue the final statement in the fourth quarter of 2004. The proposed statement in not expected to have a material impact on the Company’s financial condition or results of operations.

          Application of Accounting Principles to Loan Commitments

      In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), should not incorporate the expected future cash flows related to the associated servicing of the futures loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provision of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s financial condition or results of operations.

5.	Securities Available-for-Sale

      The amortized cost and estimated fair value of securities available-for-sale at September 30, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In Thousands)
Investment securities:
Debt securities:
U.S. government and agencies	$347,734	$2,354	$(86)	$350,002
Corporate	105,216	2,508	(649)	107,075
Municipal	2,115	263	—	2,378

Total debt securities	455,065	5,125	(735)	459,455

Equity securities:
Preferred	123,522	634	(9,811)	114,345
Common	482	584	(9)	1,057

Total equity securities	124,004	1,218	(9,820)	115,402

Total investment securities	579,069	6,343	(10,555)	574,857

Mortgage-related securities:
Fannie Mae pass through certificates	477,022	4,880	(2,288)	479,614
Government National Mortgage Association (“GNMA”) pass through certificates	7,887	384	(20)	8,251
Freddie Mac pass through certificates	1,023,345	5,802	(523)	1,028,624
Collateralized mortgage obligation bonds	1,820,649	8,272	(11,590)	1,817,331

Total mortgage-related securities	3,328,903	19,338	(14,421)	3,333,820

Total securities available-for-sale	$3,907,972	$25,681	$(24,976)	$3,908,677

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated fair value of securities available-for-sale at December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In Thousands)
Investment securities:
Debt securities:
U.S. government and agencies	$15,549	$37	$(1)	$15,585
Corporate	119,013	1,399	(837)	119,575
Municipal	4,282	308	—	4,590

Total debt securities	138,844	1,744	(838)	139,750

Equity securities:
Preferred	158,462	3,352	(5,945)	155,869
Common	386	940	—	1,326

Total equity securities	158,848	4,292	(5,945)	157,195

Total investment securities	297,692	6,036	(6,783)	296,945

Mortgage-related securities:
Fannie Mae pass through certificates	142,956	3,221	—	146,177
GNMA pass through certificates	8,981	675	(1)	9,655
Freddie Mac pass through certificates	5,140	273	(2)	5,411
Collateralized mortgage obligation bonds	2,043,558	15,498	(8,544)	2,050,512

Total mortgage-related securities	2,200,635	19,667	(8,547)	2,211,755

Total securities available-for-sale	$2,498,327	$25,703	$(15,330)	$2,508,700

6. Loans Available-for-Sale and Loan Servicing Assets

      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	September 30,	December 31,
	2004	2003

	(Dollars in Thousands)
Loans available-for-sale:
Single-family residential	$69,445	$2,687
Multi-family residential	14,410	3,235

Total loans available-for-sale	$83,855	$5,922

Fannie Mae Loan Sale Program

      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the nine months ended September 30, 2004, the Company originated for

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale $899.6 million and sold $1.65 billion of fixed-rate multi-family loans in the secondary market to Fannie Mae with servicing retained by the Company. Included in the $1.65 billion of loans sold in the nine months ended September 30, 2004 were $762.4 million of loans that were originally held in portfolio. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reach the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At September 30, 2004, the Company serviced $4.86 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $145.7 million.

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

      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve with a range of estimated losses. At September 30, 2004 the Company had an $9.8 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.

      As a result of retaining servicing on $4.92 billion of multi-family loans sold to Fannie Mae, which includes both loans originated for sale and loans sold from portfolio, the Company had an $15.2 million servicing asset at September 30, 2004.

      At September 30, 2004, the Company had a $6.8 million loan servicing asset related to $629.5 million of single-family loans that were sold in the secondary market with servicing retained as a result of the Staten Island acquisition.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	At or for the
	Nine Months Ended
	September 30,

	2004	2003

	(Dollars in Thousands)
Balance at beginning of period	$7,772	$6,445
Loan servicing asset of acquired institution	7,687	—
Capitalized servicing asset	12,417	7,586
Reduction of servicing asset	(5,883)	(4,665)

Balance at end of period	$21,993	$9,366

Fannie Mae DUS Program

      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a newly formed subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and the remaining two-thirds of all losses being assumed by Fannie Mae. There were no loans originated under this DUS program during the nine months ended September 30, 2004 and ICM Capital did not effect the Company’s statement of condition or results of operations for the nine months ended September 30, 2004.

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

Single-Family Loan Sale Program

      Over the past several years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”). Under this program, the Company utilizes Cendant’s mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the nine months ended September 30, 2004, the Company originated for sale $86.5 million and sold $85.0 million of single-family residential mortgage loans through the program. At September 30, 2004, the Company had $3.9 million of loans for sale under this program. Included in the $69.5 million of single-family residential loans available-for-sale are $65.6 million of loans acquired in the Staten Island transaction.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Over the past few years the Company has deemphasized the origination of single-family residential mortgage loans in favor of higher yielding commercial real estate and business loans. However, Staten Island had a significant single-family residential loan portfolio and as a result, the Company originated, for portfolio, approximately $137.4 million of such loans during the nine months ended September 30, 2004. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

      A summary of mortgage-banking activity income is as follows for the periods indicated:

	For the Nine Months
	Ended September 30,

	2004	2003

	(Dollars in Thousands)
Origination fees	$1,651	$8,344
Servicing fees	5,579	2,332
Gain on sales	22,454	17,036
Change in fair value of loan commitments	(5,094)	679
Change in fair value of forward loan sale agreements	5,094	(679)
Amortization of loan servicing asset	(5,631)	(4,413)

Total mortgage-banking activity income	$24,053	$23,299

      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133. See Note 14 hereof.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Loans Receivable, Net

      The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	September 30, 2004		December 31, 2003

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in Thousands)
Mortgage loans:
Single-family residential and cooperative apartment	$2,649,319	23.8%	$284,367	4.6%
Multi-family residential	3,670,141	33.0	2,821,706	45.7
Commercial real estate	2,912,057	26.2	1,612,711	26.2

Total principal balance — mortgage loans	9,231,517	83.0	4,718,784	76.5
Less net deferred fees	8,599	0.1	4,396	0.1

Total mortgage loans	9,222,918	82.9	4,714,388	76.4

Commercial business loans, net of deferred fees	823,925	7.4	606,204	9.8

Other loans:
Mortgage warehouse lines of credit	630,625	5.7	527,254	8.5
Home equity loans and lines of credit	398,620	3.6	296,986	4.8
Consumer and other loans	51,736	0.4	27,538	0.5

Total principal balance — other loans	1,080,981	9.7	851,778	13.8
Less unearned discounts and deferred fees	183	0.0	139	0.0

Total other loans	1,080,798	9.7	851,639	13.8

Total loans receivable	11,127,641	100.0%	6,172,231	100.0%

Less allowance for loan losses	104,910		79,503

Loans receivable, net	$11,022,731		$6,092,728

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

      During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. During the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. The loans generated from these market areas are referred primarily by Meridian Capital, which already has an established presence in these markets. During the nine months ended September 30, 2004, the Company originated for portfolio $152.0 million of multi-family residential loans and $35.6 million of commercial real estate loans and originated for sale $56.3 million of multi-family residential loans in the Baltimore-Washington market. During the nine months ended September 30, 2004, the Company also originated $171.3 million of loans for portfolio retention in the Florida market. Of such loans, $79.7 million were commercial real estate loans and $91.6 million were multi-family residential loans. The Company also originated for sale $22.4 million of multi-family residential loans in the Florida market. There were no loans

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originated in the Chicago market for the nine months ended September 30, 2004. The Company will review this expansion program periodically and establish and adjust its targets based on market acceptance, credit performance, profitability and other relevant factors. At September 30, 2004, the Company’s exposure to the Baltimore-Washington market area consisted primarily of $91.0 million of mortgage warehouse lines of credit, $44.7 million of commercial real estate loans and $156.6 million of multi-family residential loans. The Company’s exposure to the Florida market consisted primarily of $101.9 million of commercial real estate loans and $76.5 million of multi-family residential loans at September 30, 2004.

8. Non-Performing Assets

      The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal.

	September 30,	December 31,
	2004	2003

	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$14,303	$1,526
Multi-family residential	1,837	1,131
Commercial real estate	25,716	20,061
Commercial business loans	22,043	12,244
Other loans(1)	419	840

Total non-accrual loans	64,318	35,802

Loans past due 90 days or more as to:
Interest and accruing	90	40
Principal and accruing(2)	4,901	742

Total past due accruing loans	4,991	782

Total non-performing loans	69,309	36,584

Other real estate owned, net(3)	2,682	15

Total non-performing assets(4)	$71,991	$36,599

Restructured loans	$4,236	$4,435

Allowance for loan losses as a percent of total loans	0.94%	1.29%
Allowance for loan losses as a percent of non-performing loans	151.37%	217.32%
Non-performing loans as a percent of total loans	0.62%	0.59%
Non-performing assets as a percent of total assets	0.41%	0.38%

(1)	Consists primarily of FHA home improvement loans, home equity loans and lines of credit and passbook loans.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Allowance for Loan Losses

      The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. In assessing the level of the allowance for loan losses, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing loans, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company’s loan portfolio.

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

      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at September 30, 2004 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	At or for the
	Nine Months Ended
	September 30,

	2004	2003

	(Dollars in Thousands)
Allowance at beginning of period	$79,503	$80,547

Allowance of acquired institution (Staten Island)	24,069	—
Provision:
Mortgage loans	2,000	2,300
Commercial business and other loans(1)	—	1,200

Total provisions	2,000	3,500

Charge-offs:
Mortgage loans	1,186	5,902
Commercial business and other loans(1)	765	456

Total charge-offs	1,951	6,358

Recoveries:
Mortgage loans	189	988
Commercial business and other loans(1)	1,100	924

Total recoveries	1,289	1,912

Net loans charged-off	662	4,446

Allowance at end of period	$104,910	$79,601

Allowance for possible loan losses as a percent of total loans at period end	0.94%	1.43%
Allowance for possible loan losses as a percent of total non-performing loans at period end(2)	151.37%	173.71%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

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

      The Company’s goodwill was $1.14 billion and $185.2 million at September 30, 2004 and December 31, 2003, respectively. The $959.2 million increase in goodwill during the nine months ended September 30, 2004 was a result of the Staten Island transaction which became effective on the close of business on April 12, 2004 (See Note 2).

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2004. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.

      The Company’s identifiable intangible assets were $82.0 million and $0.2 million at September 30, 2004 and December 31, 2003, respectively. The $81.8 million increase was a result of the $87.1 million core deposit intangible recognized as a result of the Staten Island acquisition and the associated amortization of such asset. Core deposit intangibles currently held by the Company are amortized on the interest method over fourteen years.

      The following table sets forth the Company’s identifiable intangible assets at the dates indicated which consist solely of deposit intangibles:

	At September 30, 2004			At December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

(Dollars in Thousands)
Amortized intangible assets:
Deposit intangibles	$91,129	$9,090	$82,039	$47,559	$47,369	$190

      The following sets forth the estimated amortization expense for the years ended December 31:

2004	$8,267
2005	$11,380
2006	$10,496
2007	$9,612
2008	$8,728
2009 and thereafter	$38,840

      Amortization expense related to identifiable intangible assets was $2.5 million and $0.1 million for the quarters ended September 30, 2004 and 2003, respectively, and $5.3 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

	(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$63,414	$33,672	$159,805	$100,729

Denominator:
Weighted average number of common shares outstanding — basic	79,924	49,587	68,554	50,018
Weighted average number of common stock equivalents (restricted stock and options)	3,452	3,008	3,110	2,672

Weighted average number of common shares and common stock equivalents — diluted	83,376	52,595	71,664	52,690

Basic earning per share	$.79	$.68	$2.33	$2.01

Diluted earnings per share	$.76	$.64	$2.23	$1.91

      At September 30, 2004 and September 30, 2003, there were 280,783 and 42,750 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

      The Company also has a Supplemental Executive Retirement Plan (the “Supplemental Plan”). The Supplemental Plan is a nonqualified, unfunded plan of deferred compensation covering those senior officers of the Company whose benefits under the Pension Plan (to the extent they are participants in such Plan) would be limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended.

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

      Net pension expense of the Pension Plan, Supplemental Plan and Staten Island Plan included the following components:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In Thousands)
Service cost-benefits earned during the period	$370	$355	$1,109	$1,065
Interest cost on projected benefit obligation	1,160	743	3,098	2,229
Expected return on Pension Plan assets	(1,554)	(854)	(4,103)	(2,561)
Amortization of net asset	(50)	(50)	(152)	(152)
Amortization of prior service cost	(273)	(273)	(818)	(818)
Recognized net actuarial loss	304	366	780	1,097

Pension (benefit) expense	$(43)	$287	$(86)	$860

      The Company contributed $0.2 million to the Pension Plan during the nine months ended September 30, 2004 and expects to contribute an additional $0.1 million for the remainder of the year ended December 31, 2004.

Postretirement Benefits

      The Company currently provides certain health care and life insurance benefits to eligible retired employees and their spouses. The coverage provided depends upon the employee’s date of retirement and years of service with the Company. The Company’s plan for its postretirement benefit obligation is unfunded. Effective April 1, 1995, the Company adopted SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”). In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods. The Company uses a January 1st measurement date for its postretirement benefits.

      Net postretirement benefit cost, which includes costs for Staten Island’s post-retirement benefit plans since April 12, 2004, included the following components:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In Thousands)
Service cost-benefits earned during the period	$235	$131	$624	$392
Interest cost on accumulated postretirement benefit obligation	443	299	1,222	898
Amortization of net obligation	15	15	44	43
Amortization of unrecognized loss	195	146	565	439
Amortization of prior service cost	(19)	—	(37)	—

Postretirement benefit cost	$869	$591	$2,418	$1,772

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Ownership Plan

      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $4.1 million and $5.2 million to the ESOP during the nine months ended September 30, 2004 and 2003, respectively. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $3.6 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively. The loan from the Company had an outstanding principal balance of $81.6 million and $84.0 million at September 30, 2004 and December 31, 2003, respectively.

      Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original total principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated are first used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares being allocated to the ESOP participants based upon includable compensation (as defined in the ESOP) in the year of allocation. Forfeitures from the 401(k) Plan match portions are used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the ESOP participants are allocated among the participants.

      Compensation expense related to the 211,233 shares committed to be released during the nine months ended September 30, 2004 was $7.1 million, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At September 30, 2004, there were 1,335,182 shares allocated, 3,943,009 shares unallocated and 354,679 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At September 30, 2004, the 3,943,009 unallocated shares had a fair value of $154.0 million.

13.	Stock Benefit Plans

Recognition Plan

      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted 11,000 performance-based shares in the year ended December 31, 2002 and non-performance-based share awards covering 52,407 shares, 123,522 shares and 91,637 shares during the nine months ended September 30, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, respectively.

      The stock awards granted to date generally vest on a straight-line basis over a three, four or five-year period beginning one year from the date of grant. However, certain stock awards granted during the year ended December 31, 2002 will fully vest on the fourth anniversary of the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of any unvested shares. The unvested shares also become 100% vested upon a change in control of the Company.

      Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date(s). The Company recorded compensation expense of $3.9 million and $7.8 million related to the Recognition Plan for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, the Committee administering the Plan approved the accelerated vesting of awards covering 7,143, 6,176 and 4,400 due to the retirement of senior officers, resulting in the recognition of $0.2 million, $0.1 million and $0.1 million of compensation expense, respectively.

Stock Option Plans

      The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant has been recognized.

      Beginning in 2003, the Company recognizes stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. There have been a total of 744,790 options granted since January 1, 2003. There were 509,040 options granted during the nine months ended September 30, 2004 and approximately $1.2 million in compensation expense recognized under this statement during such period. There were 120,750 options granted during the nine months ended September 30, 2003 and approximately $39,000 in compensation expense was recognized under this statement during such period.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Stock Option Plan

      The Option Plan was implemented in September 1998 and was approved by stockholders in September 1998. The Option Plan may grant options covering shares aggregating in total 7,041,088 shares (10% of the shares of common stock sold in the Conversion excluding the shares contributed to the Foundation). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier to occur of ten years after its date of grant or six months after the date on which the optionee’s employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of unvested options. Unvested options become 100% vested upon a change in control of the Company.

      On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. During the nine months ended September 30, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, the Board of Directors granted options covering 5,000, 220,750 and 93,000 shares, respectively. During the nine months ended September 30, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, the Committee administering the Plan approved the accelerated vesting of 21,700, 30,000 and 8,000 options due to the retirement of senior officers, resulting in $0.2 million, $0.2 million and $0.1 million of compensation expense, respectively. At September 30, 2004, there were options covering 4,320,287 shares outstanding pursuant to the Option Plan.

2002 Stock Incentive Plan

      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. The Board of Directors granted options covering 504,040, 15,000 and 789,650 shares during the nine months ended September 30, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, respectively. During the nine months ended September 30, 2004, the Board of Directors granted restricted stock awards of 128,972 shares which awards generally vest over a three, four or five-year four year period beginning one year from the date of grant. At September 30, 2004, there were 1,244,250 options and 128,937 restricted share awards outstanding related to this plan.

Other Stock Plans

      Broad National Bancorporation (“Broad”) and Statewide Financial Corp. (“Statewide”)(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At September 30, 2004, there were 124,907 options outstanding related to these plans.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Staten Island acquisition in April 2004, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the acquisition. At September 30, 2004, there were 1,547,522 options outstanding related to this plan.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

	(In Thousands, Except Per Share Data)
Net income:
As reported	$63,414	$33,672	$159,805	$100,729
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	1,540	1,733	3,330	5,051
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(1)	(1,981)	(3,277)	(4,945)	(9,463)

Pro forma	$62,973	$32,128	$158,190	$96,317

Basic earnings per share:
As reported	$.79	$.68	$2.33	$2.01

Pro forma	$.79	$.65	$2.31	$1.93

Diluted earnings per share:
As reported	$.76	$.64	$2.23	$1.91

Pro forma	$.76	$.61	$2.21	$1.83

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and Stock Incentive Plan and stock option grants awarded under the various stock option plans.

14.	Derivative Financial Instruments

      The Company concurrently adopted the provisions of SFAS No. 133 and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at September 30, 2004 included commitments to fund loans available-for-sale and forward loan sale agreements.

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

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At September 30, 2004, the Company had $162.7 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $29.4 million related to loan commitments for which the borrowers had not entered into interest rate locks and $133.3 million which were subject to interest rate locks. At September 30, 2004, the Company had $133.3 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $0.7 million and the fair market value of the related forward loan sale agreements was a gain of $0.7 million at September 30, 2004.

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

      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for the substantial majority of the loans originated for sale in 2003 and the nine months ended September 30, 2004. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian Capital relationship.

INDEPENDENCE COMMUNITY BANK CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the third quarter of 2003, the Company announced that ICM Capital, a recently formed subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest. Meridian Funding and Meridian Company have the same principal owners.

      Under the DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses assumed by Fannie Mae. ICM Capital is an integral part of the expansion of the Company’s multi-family lending activities along the East Coast and will work closely with Meridian Capital. There were no loans originated under the DUS program by ICM Capital during the nine months ended September 30, 2004.

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

      The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its retail and commercial customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income combined with maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy of controlled growth, emphasizing commercial real estate and multi-family residential loans, commercial business loans, mortgage warehouse lines of credit and retail and commercial deposit products, while maintaining asset quality and stable liquidity.

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

Changes in Financial Condition

General

      Total assets increased by $8.09 billion, or 84.7%, from $9.55 billion at December 31, 2003 to $17.63 billion at September 30, 2004 resulting primarily from the Staten Island acquisition combined with internal growth of the Company’s loan portfolios. Assets acquired in the Staten Island transaction totaled $7.15 billion while deposits and borrowings assumed totaled $3.79 billion and $2.65 billion, respectively. The Company’s loan portfolio grew by $1.40 billion during the nine months ended September 30, 2004, excluding the $3.56 billion of loans acquired in the acquisition.

      The internal loan growth was primarily funded by replacing $690.0 million of investment securities and $220.7 million of loans available-for-sale with higher yielding loans. The growth was also supported by increases of $211.6 million in deposits and $122.4 million in longer term borrowings, including the issuance in March 2004 of $250.0 million of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due 2014 (“Notes”), to more closely match the anticipated duration of the Company’s loan portfolio.

      As part of its balance sheet management process, the Company proactively reduced total assets by $386.1 million from $18.02 billion at June 30, 2004 to $17.63 billion at September 30, 2004. The decrease was primarily the result of a $432.5 million loan sale to Fannie Mae, the proceeds of which were utilized to repay borrowings.

Cash and Cash Equivalents

      Cash and cash equivalents increased from $172.0 million at December 31, 2003 to $378.1 million at September 30, 2004. The $206.1 million increase in cash and cash equivalents was primarily due to the $671.2 million of cash and cash equivalents acquired from Staten Island, which was partially offset by the $368.5 million of cash consideration paid in the Staten Island acquisition as well as the redeployment of funds into higher yielding assets.

Securities Available-for-Sale

      The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $1.40 billion, or 55.8%, from $2.51 billion at December 31, 2003 to $3.91 billion at September 30, 2004. The increase in securities available-for-sale was due to $2.09 billion of securities acquired from Staten Island and $529.6 million of purchases. These increases were partially offset by $283.0 million of sales and $912.8 million of securities calls and repayments, the proceeds of which were redeployed to fund the growth of the Company’s loan portfolio. Securities available-for-sale had a net unrealized gain of $0.7 million at September 30, 2004 compared to a net unrealized gain of $10.4 million at

December 31, 2003. The Company continues to actively manage the size of its securities portfolio in relation to total assets and as such had a 22.2% securities to asset ratio as of September 30, 2004.

      The Company’s mortgage-related securities portfolio increased $1.12 billion to $3.33 billion at September 30, 2004 compared to $2.21 billion at December 31, 2003. The securities were comprised of $1.73 billion of AAA-rated CMOs and $87.3 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.52 billion of mortgage-backed pass through certificates which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The increase in the portfolio was primarily due to receipt of $1.62 billion of mortgage-related securities acquired from Staten Island and purchases of $403.7 million of AAA-rated CMOs with an average yield of 4.74% and $98.6 million of Agency CMOs with a weighted average yield of 4.40%. Partially offsetting these increases were $821.9 million of principal repayments received combined with sales of $158.3 million. The net unrealized gain on this portfolio decreased $6.2 million during the nine months ended September 30, 2004 to a net unrealized gain of $4.9 million at September 30, 2004.

      The Company’s investment securities portfolio increased $277.9 million to $574.9 million at September 30, 2004 compared to December 31, 2003. The increase was primarily due to $469.9 million of securities acquired from Staten Island combined with and $27.3 million of purchases, primarily $10.0 million of preferred securities with a weighted average yield of 7.00% and $14.6 million of U.S. Treasury securities with a weighted average yield of 1.22%. Partially offsetting the purchases were sales totaling $124.6 million, primarily corporate bonds and preferred securities, and calls of $75.5 million. The unrealized loss on this portfolio was $4.2 million at September 30, 2004 compared to a net unrealized loss of $0.7 million at December 31, 2003.

      At September 30, 2004, the Company had a $0.3 million net unrealized gain, net of tax, on available-for-sale investment and mortgage-related securities as compared to a net unrealized gain, net of tax, of $7.0 million at December 31, 2003.

Loans Available-for-Sale

      Loans available-for-sale increased by $78.0 million to $83.9 million at September 30, 2004 compared to December 31, 2003. The increase was primarily due to loans available-for-sale acquired from Staten Island.

      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. During the nine months ended September 30, 2004, the Company originated $899.6 million and sold $1.65 billion of loans to Fannie Mae under this program and as a result serviced $4.86 billion of loans with a maximum potential loss exposure of $145.7 million. Multi-family loans available-for-sale at September 30, 2004 totaled $14.4 million compared to $3.2 million at December 31, 2003. Included in the $1.65 billion of loans sold during the nine months ended September 30, 2004 were $762.4 million of loans that were originally held in portfolio at a weighted average yield of 4.82%. As part of these transactions, the Company retains a portion of the associated credit risk.

      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $86.5 million and sold $85.0 million of such loans during the nine months ended September 30, 2004. Single-family residential mortgage loans available-for-sale totaled $3.9 million at September 30, 2004 compared to $2.7 million at December 31, 2003.

      Both programs discussed above were established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.

      Included in the $83.9 million of loans available-for-sale at September 30, 2004 were $65.6 million of loans available-for-sale acquired from Staten Island. The Company determined to wind down the operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of Staten Island. The Company has reduced the balance of such loans from $298.7 million as of April 12, 2004 down to $65.6 million at September 30, 2004.

Loans

      Loans increased by $4.96 billion, or 80.3%, to $11.13 billion at September 30, 2004 from $6.17 billion at December 31, 2003 primarily due to $3.56 billion of loans acquired in the Staten Island acquisition. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate, commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. However, these portfolios as a percent of total loans have declined due to the increase in the size of the residential loan portfolio as a result of the Staten Island acquisition.

      The Company originated for its own portfolio approximately $3.31 billion of mortgage loans during the nine months ended September 30, 2004 compared to $902.5 million for the nine months ended September 30, 2003. During the first three quarters of 2003, the Company placed a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment. During the fourth quarter of 2003, as interest rates began to rise, the Company retained for portfolio 75% of the multi-family residential loans it originated as compared to 44% in the third quarter, 22% during the second quarter and 14% during the first quarter of 2003. During the nine months ended September 30, 2004, as rates have been in transition, the Company has been able to maintain a balanced program of originating loans for portfolio and for sale to effectively manage the size of the Company’s balance sheet. As such, during the nine months ended September 30, 2004, the Company retained for portfolio 69% of the multi-family residential loans it originated.

      Multi-family residential loans increased $846.1 million to $3.66 billion at September 30, 2004 compared to $2.82 billion at December 31, 2003. The increase was primarily due to originations for portfolio retention of $1.97 billion and $70.2 million of loans acquired from Staten Island which was partially offset by repayments of $437.0 million combined with the sale of $762.4 million of loans to Fannie Mae with a weighted average yield of 4.82%. Multi-family residential loans comprised 33.0% of the total loan portfolio at September 30, 2004 compared to 45.7% at December 31, 2003.

      Commercial real estate loans increased $1.30 billion or 80.6% to $2.91 billion at September 30, 2004 compared to $1.61 billion at December 31, 2003. The increase was primarily due to $1.20 billion of originations and $507.9 million of loans acquired from Staten Island partially offset by $404.6 million of loan repayments. Commercial real estate loans comprised 26.2% of the total loan portfolio at both September 30, 2004 and December 31, 2003.

      Commercial business loans increased $217.7 million, or 35.9%, from $606.2 million at December 31, 2003 to $823.9 million at September 30, 2004. The increase was primarily due to $246.6 million of loans acquired from Staten Island combined with originations and advances of $260.5 million partially offset by $289.0 million of repayments and $0.4 million of charge-offs during the nine months ended September 30, 2004. Commercial business loans comprised 7.4% of the total loan portfolio at September 30, 2004 compared to 9.8% at December 31, 2003.

      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit increased $103.4 million, or 19.6%, from $527.3 million at December 31, 2003 to $630.6 million at September 30, 2004. At September 30, 2004, there were $831.1 million of unused lines of credit related to mortgage warehouse lines of credit. Mortgage warehouse lines of credit comprised 5.7% of the total loan portfolio at September 30, 2004 compared to 8.5% at December 31, 2003.

      The single-family residential and cooperative apartment loan portfolio increased $2.36 billion from $284.4 million at December 31, 2003 to $2.65 billion at September 30, 2004. The increase was primarily due to $2.67 billion of loans acquired from Staten Island and $137.4 million of originations partially offset by repayments of $445.2 million and $1.2 million of charge-offs during the nine months ended September 30, 2004. As a result, single-family and cooperative apartment loans comprised 23.8% of the total loan portfolio at September 30, 2004 compared to 4.6% at December 31, 2003. The Company also originates and sells single-family residential mortgage loans to Cendant as previously discussed.

Non-Performing Assets

      Non-performing assets as a percentage of total assets amounted to 0.41% at September 30, 2004 compared to 0.38% at December 31, 2003. The Company’s non-performing assets, which consist of non-accrual loans, loans past due 90 days or more as to interest or principal and accruing and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $35.4 million, or 96.7%, to $72.0 million at September 30, 2004 from $36.6 million at December 31, 2003. The increase in non-performing assets was primarily due to $23.0 million of non-performing assets obtained from the Staten Island acquisition. Non-accrual loans were $64.3 million at September 30, 2004 and primarily consisted of $25.7 million of commercial real estate loans, $22.0 million of commercial business loans, $14.3 million of single-family residential and cooperative apartment loans and $1.8 million of multi-family residential loans.

      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule increased $4.2 million to $4.9 million at September 30, 2004 compared to December 31, 2003. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.

Allowance for Loan Losses

      The Company’s allowance for loan losses amounted to $104.9 million at September 30, 2004, as compared to $79.5 million at December 31, 2003. At September 30, 2004, the Company’s allowance amounted to 0.94% of total loans and 151.4% of total non-performing loans compared to 1.29% and 217.3% at December 31, 2003, respectively.

      The Company’s allowance increased $25.4 million during the nine months ended September 30, 2004 due to a $24.1 million allowance for loan losses acquired in the Staten Island transaction and the $2.0 million provision for loan losses, partially offset by $0.7 million in net charge-offs, or 0.01% of average total loans.

      In assessing the level of the allowance for loan losses and the periodic provisions to the allowance charged to income, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing loans, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial bank like by increasing the balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company’s loan portfolio.

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

      Management believes the allowance for loan losses at September 30, 2004 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

Goodwill and Intangible Assets

      Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.

      The Company’s goodwill, which aggregated $1.14 billion at September 30, 2004, resulted from the acquisitions of Staten Island, Broad and Statewide as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The $959.2 million increase in goodwill during the nine months ended September 30, 2004 was attributable to the Staten Island acquisition. (See Notes 2 and 10).

      The Company’s identifiable intangible assets increased by $81.8 million at September 30, 2004 from $0.2 million at December 31, 2003 which was primarily the a result of the recognition of a $87.1 million core deposit intangible associated with the Staten Island transaction. This was partially offset by amortization of $5.1 million related to such asset as well as $0.2 million of amortization related to fully amortizing one branch office purchase transaction effected in fiscal 1996. The core deposit intangible is being amortized on the interest method over 14 years. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized.

      The Company performs a goodwill impairment test on an annual basis. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2004. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired while conversely, if the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company must measure the amount of impairment loss, if any.

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

Bank Owned Life Insurance (“BOLI”)

      The Company holds BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in value are recorded in non-interest income. BOLI increased $141.8 million to $317.6 million at September 30, 2004 compared to $175.8 million at December 31, 2003. The increase was primarily due to $134.1 million of BOLI acquired from Staten Island.

Other Assets

      Other assets increased $203.2 million from $267.6 million at December 31, 2003 to $470.8 million at September 30, 2004. The increase was primarily due to $306.5 million of other assets acquired from Staten Island partially offset by a $35.8 million decrease in FHLB stock.

      The Company had a net deferred tax asset of $75.5 million at September 30, 2004 compared to $55.7 million at December 31, 2003. The $19.8 million increase was primarily due to $34.6 million acquired from Staten Island which was partially offset by deferred tax liabilities established in connection with fair value purchase accounting adjustments resulting from the Staten Island acquisition.

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

Deposits

      Deposits increased $4.00 billion or 75.4% to $9.30 billion at September 30, 2004 compared to $5.30 billion at December 31, 2003. One of the primary benefits of the Staten Island acquisition was the addition of its branch franchise and the associated deposit base of $3.79 billion. The remainder of the increase was due to deposits inflows totaling $151.6 million as well as interest credited of $59.9 million.

      Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $3.17 billion, or 80.7%, to $7.09 billion at September 30, 2004 compared to $3.93 billion at December 31, 2003. Excluding the $2.66 billion of core deposits acquired in the acquisition of Staten Island, core deposits grew by $512.4 million, or 13.1%, during the nine months ended September 30, 2004. This increase reflected both the continued successful implementation of the Company’s business strategy of increasing core deposits as well as the current interest rate environment. Successful continued execution of this strategy was evidenced by the increase in core deposits to 76.3% of total deposits at September 30, 2004 compared to 74.0% of total deposits at December 31, 2003.

      Core deposits declined by $27.4 million during the three months ended September 30, 2004 from $7.12 billion at June 30, 2004. This moderate decline was primarily due to the restructuring of our retail banking activities as a result of the Staten Island acquisition.

      The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.60% compared to 1.56% for certificates of deposit and 2.78% for borrowings (including subordinated notes) for the nine months ended September 30, 2004.

      In the future, the Company may choose to use longer term certificates of deposits as part of its asset/liability strategy to match the term and duration of the loans in its loan portfolio with longer terms.

Borrowings

      Borrowings (not including subordinated notes) increased $2.53 billion to $5.44 billion at September 30, 2004 compared to $2.92 billion at December 31, 2003. The increase was principally due to $2.65 billion of borrowings acquired from Staten Island.

      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company, in anticipation of a rising interest rate environment, chose to lengthen the duration of its borrowings. As a result, during the nine months ended September 30, 2004, the Company borrowed approximately $1.23 billion of three to four year fixed-rate borrowings at a weighted average interest rate of 3.46%. The Company also borrowed $445.0 million of short-term low costing floating-rate borrowings. These borrowings generally mature within 30 days and have a weighted average interest rate of 1.95%. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits. During the nine months ended September 30, 2004, the Company also paid-off $1.85 billion of primarily short-term borrowings that matured at a weighted average interest rate of 1.67%.

      The Company is managing its leverage position and had a borrowings (including subordinated notes) to asset ratio of 33.1% at September 30, 2004 and 32.1% at December 31, 2003.

Subordinated Notes

      Subordinated notes increased $247.7 million to $396.1 million at September 30, 2004 compared to $148.4 million at December 31, 2003. On March 22, 2004, the Bank issued $250.0 million aggregate principal amount of Notes. The Notes bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 the Bank has the right to redeem the Notes at par plus accrued interest. The net proceeds of $247.4 million were used for general corporate purposes. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.

Equity

      The Holding Company’s stockholders’ equity totaled $2.24 billion at September 30, 2004 compared to $991.1 million at December 31, 2003. The $1.25 billion increase was primarily due to $1.11 billion of shares issued in connection with the Staten Island acquisition together with net income of $159.8 million. In addition, $33.0 million of the increase was related to the exercise of stock options and the related tax benefit, $8.0 million related to the ESOP shares committed to be released with respect to the nine months ended September 30, 2004 and $1.2 million of stock compensation costs. These increases were partially offset by a $48.6 million decrease due to dividends declared, a $6.7 million decrease in the net unrealized gain in securities available-for-sale and $1.1 million of awards and amortization of restricted stock grants.

      Book value per share and tangible book value per share were $26.54 and $12.03 at September 30, 2004, respectively, compared to $18.19 and $14.79 at December 31, 2003, respectively. Return on average equity and return on average tangible equity were 12.2% and 22.4% for the nine months ended September 30, 2004, respectively, compared to 14.5% and 18.1% for the nine months ended September 30, 2003, respectively.

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

	For the three months ended								For the nine months ended

	September 30, 2004				September 30, 2003				September 30, 2004				September 30, 2003

			Average				Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1):
Mortgage loans	$9,378,361	$123,178	5.25%		$3,974,766	$65,682	6.61%		$7,540,625	$309,905	5.48%		$4,102,635	$209,508	6.81%
Commercial business loans	816,777	12,221	5.95		557,218	9,275	6.60		752,412	34,301	6.09		561,560	27,844	6.63
Mortgage warehouse lines of credit	612,018	7,011	4.48		774,670	8,707	4.40		565,422	18,616	4.33		679,090	22,812	4.43
Other loans(2)	441,095	5,869	5.29		284,723	4,005	5.58		389,770	15,514	5.32		253,999	11,190	5.89

Total loans	11,248,251	148,279	5.26		5,591,377	87,669	6.25		9,248,229	378,336	5.45		5,597,284	271,354	6.46
Investment securities	625,010	6,337	4.06		311,354	3,290	4.23		525,608	16,046	4.07		293,296	9,885	4.49
Mortgage-related securities	3,429,954	37,269	4.35		2,101,397	13,183	2.51		3,035,276	95,817	4.21		1,638,757	41,162	3.35
Other interest- earning assets(3)	309,373	1,712	2.20		300,040	1,810	2.39		285,297	3,736	1.75		290,988	5,492	2.52

Total interest- earning assets	15,612,588	$193,597	4.95		8,304,168	$105,952	5.09		13,094,410	$493,935	5.03		7,820,325	$327,893	5.59

Non-interest- earning assets	2,194,073				720,092				1,619,338				708,718

Total assets	$17,806,661				$9,024,260				$14,713,748				$8,529,043

Interest-bearing liabilities:
Deposits:
Savings	$2,749,247	$2,319	0.34%		$1,607,188	$1,681	0.42%		$2,345,590	5,999	0.34%		$1,590,778	6,443	0.54%
Money market	772,224	3,027	1.56		259,999	587	0.90		811,607	9,193	1.51		219,510	1,281	0.78
Active management accounts (“AMA”)	928,182	3,083	1.32		491,390	1,003	0.81		621,449	4,870	1.05		503,445	3,800	1.01
Interest-bearing demand(4)	1,271,676	3,210	1.00		756,219	1,228	0.64		1,059,598	6,870	0.87		671,080	3,360	0.67
Certificates of deposit	2,213,933	7,600	1.37		1,461,409	8,054	2.19		1,920,319	22,367	1.56		1,513,700	26,029	2.30

Total interest- bearing deposits	7,935,262	19,239	0.96		4,576,205	12,553	1.09		6,758,563	49,299	0.97		4,498,513	40,913	1.22
Non interest- bearing deposits	1,495,617	—	—		698,880	—	—		1,204,901	—	—		653,842	—	—

Total deposits	9,430,879	19,239	0.81		5,275,085	12,553	0.94		7,963,464	49,299	0.83		5,152,355	40,913	1.06
Subordinated notes	396,004	3,838	3.86		148,303	1,429	3.82		322,759	9,548	3.95		55,957	1,599	3.82
Borrowings	5,672,352	38,918	2.73		2,497,352	23,640	3.76		4,508,332	90,972	2.70		2,228,948	70,060	4.20

Total interest- bearing liabilities	15,499,235	61,995	1.59		7,920,740	37,622	1.88		12,794,555	149,819	1.56		7,437,260	112,572	2.02

Non-interest- bearing liabilities	114,136				169,497				174,854				162,414

Total liabilities	15,613,371				8,090,237				12,969,409				7,599,674
Total stockholders’ equity	2,193,290				934,023				1,744,339				929,369

Total liabilities and stockholders’ equity	$17,806,661				$9,024,260				$14,713,748				$8,529,043

Net interest- earning assets	$113,353				$383,428				$299,855				$383,065

Net interest income/interest rate spread		$131,602	3.36%			$68,330	3.21%			$344,116	3.47%			$215,321	3.57%

Net interest margin			3.37%				3.29%				3.50%				3.66%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.01	x			1.05	x			1.02	x			1.05	x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans, interest on which is recognized on a cash basis.
(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.
(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.
(4)	Includes NOW and checking accounts.

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

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	compared to three months ended			compared to nine months ended
	September 30, 2003			September 30, 2003

	Increase (Decrease)			Increase (Decrease)
	due to		Total Net	due to		Total Net
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

	(In Thousands)
Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$(13,116)	$70,612	$57,496	$(43,168)	$143,565	$100,397
Commercial business loans	(989)	3,935	2,946	(2,414)	8,871	6,457
Mortgage warehouse lines of credit	156	(1,852)	(1,696)	(499)	(3,697)	(4,196)
Other loans(2)	(218)	2,082	1,864	(1,172)	5,496	4,324

Total loans receivable	(14,167)	74,777	60,610	(47,253)	154,235	106,982
Investment securities	(137)	3,184	3,047	(1,003)	7,164	6,161
Mortgage-related securities	12,934	11,152	24,086	12,655	42,000	54,655
Other interest-earning assets	(151)	53	(98)	(1,651)	(105)	(1,756)

Total net change in income from interest-earning assets	(1,521)	89,166	87,645	(37,252)	203,294	166,042
Interest-bearing liabilities:
Deposits:
Savings	(372)	1,010	638	(2,873)	2,429	(444)
Money market	664	1,776	2,440	2,038	5,874	7,912
AMA deposits	863	1,217	2,080	155	915	1,070
Interest-bearing demand	892	1,090	1,982	1,193	2,317	3,510
Certificates of deposit	(3,676)	3,222	(454)	(9,626)	5,964	(3,662)

Total deposits	(1,629)	8,315	6,686	(9,113)	17,499	8,386
Borrowings	(7,926)	23,204	15,278	(31,853)	52,765	20,912
Subordinated notes	10	2,399	2,409	56	7,893	7,949

Total net change in expense of interest-bearing liabilities	(9,545)	33,918	24,373	(40,910)	78,157	37,247

Net change in net interest income	$8,024	$55,248	$63,272	$3,658	$125,137	$128,795

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003

General

      The Company reported an 18.8% increase in diluted earnings per share to $0.76 for the quarter ended September 30, 2004 compared to $0.64 for the quarter ended September 30, 2003. Net income increased $29.7 million, or 88.3% to $63.4 million for the quarter ended September 30, 2004 compared to $33.7 million for the quarter ended September 30, 2003.

      On a linked quarter basis, net income increased $5.2 million, or 8.9%, from $58.2 million for the quarter ended June 30, 2004 while diluted earnings per share increased 2.7% from $0.74 for the quarter ended June 30, 2004.

      The Company’s earnings growth was driven primarily by the benefit of the Staten Island acquisition, which was effective as of the close of business on April 12, 2004 as well as the continued growth in the Company’s loan portfolios and core deposit base.

Net Interest Income

      Net interest income increased by $63.3 million or 92.6% to $131.6 million for the quarter ended September 30, 2004 as compared to $68.3 million for the quarter ended September 30, 2003. The increase was due to an $87.6 million increase in interest income partially offset by a $24.3 million increase in interest expense. The increase in net interest income primarily reflected a $7.31 billion increase in average interest-earning assets during the quarter ended September 30, 2004 as compared to the same period in the prior year resulting in large part from the Staten Island acquisition. This growth was also attributable to an 8 basis point increase in net interest margin between the periods.

      Purchase accounting adjustments arising from the Staten Island transaction increased net interest margin 25 basis points during the quarter ended September 30, 2004. Purchase accounting adjustments relate to the recording of acquired assets and liabilities at their fair values and amortizing/accreting the adjustment into net interest income over the average life of the corresponding asset or liability.

      For the quarter ended September 30, 2004, the Company’s net interest margin increased 8 basis points to 3.37% compared to 3.29% for the quarter ended September 30, 2003. The average yield on interest-earning assets declined 14 basis points for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 which was more than offset by a decline of 29 basis points in the cost of average interest-bearing liabilities.

      On a linked quarter basis, net interest margin declined by 19 basis points for the quarter ended September 30, 2004 from 3.56% for the quarter ended June 30, 2004 primarily attributable to an increase in rates paid on borrowings. For the quarter ended September 30, 2004, the weighted average interest rate earned on interest-earning assets declined 2 basis points compared to the quarter ended June 30, 2004. By comparison, the weighted average interest rate paid on interest-bearing liabilities increased 14 basis points compared to the quarter ended June 30, 2004. The Company, in anticipation of a rising interest rate environment and in order to more closely align the duration of its interest-earning asset base with its supporting funding sources while minimizing interest rate risk, chose to lengthen the duration of its borrowings resulting in increased rates on borrowings.

      Interest income increased by $87.6 million to $193.6 million for the quarter ended September 30, 2004 compared to $106.0 million for the quarter ended September 30, 2003. Interest income on loans increased $60.6 million due primarily to an increase in the aggregate average outstanding loan portfolio balance of $5.66 billion compared to the same quarter in the prior year partially offset by a decrease in the weighted average yield on the loan portfolio of 99 basis points to 5.26% for the quarter ended September 30, 2004 from 6.25% for the quarter ended September 30, 2003.

      The $5.66 billion increase in the average balance of loans was primarily attributable to the $3.56 billion of loans acquired as a result of the Staten Island acquisition as well as internal loan growth. The Company realized average balance increases of $2.40 billion in single-family and cooperative loans, $1.66 billion in multi-family residential loans, $1.34 billion in commercial real estate loans, $259.6 million in commercial business loans and $156.4 million in other loans for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Partially offsetting the increases in the average balance of loans was a decline in the average balance of mortgage warehouse lines of credit of $162.7 million due, in part, to the softening of demand for mortgage warehouse funding which began in the fourth quarter of 2003 as the refinance market began to contract and which continued during the nine months ended September 30, 2004.

      Income on investment securities increased $3.0 million due to an increase in the average outstanding balance of investment securities of $313.7 million, primarily due to the $469.9 million of investment securities acquired from Staten Island, partially offset by a decrease in the average yield of 17 basis points to 4.06% for the quarter ended September 30, 2004 compared to the same period in 2003.

      Interest income on mortgage-related securities increased $24.1 million during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 as a result of a $1.33 billion increase in the average balance combined with a 184 basis point increase in the yield earned from 2.51% for the quarter ended September 30, 2003 to 4.35% for the quarter ended September 30, 2004. The increase in average balance was primarily due to the acquisition of $1.62 billion of mortgage-related securities as a result of the Staten Island acquisition.

      The increase in yield earned on the mortgage-related portfolio was primarily the result of lower premium amortization during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Premium amortization, which correlates with the principal repayments of the mortgage-related securities portfolio, reduced net interest income by $4.6 million for the quarter ended September 30, 2004 compared to $12.0 million for the quarter ended September 30, 2003.

      Income on other interest-earning assets decreased $0.1 million in the current quarter compared to the prior year quarter primarily due to a decrease in the dividends received on FHLB stock of $0.3 million. As of September 30, 2004, the Company had $210.2 million of FHLB stock. The FHLB of New York decreased the amount of dividends paid to its stockholders in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

      Interest expense increased $24.4 million or 64.8% to $62.0 million for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. This increase primarily reflected a $4.16 billion increase in the average balance of deposits which was partially offset by a 13 basis point decrease in the average rate paid on deposits to 0.81% for the quarter ended September 30, 2004 compared to 0.94% for the quarter ended September 30, 2003. The increase in the average balance was the result of the $3.79 billion of deposits acquired from Staten Island and, to a lesser degree, the continued deposit growth through the de novo branch expansion program.

      The average balance of core deposits increased $3.40 billion or 89.2%, to $7.22 billion for the quarter ended September 30, 2004 compared to $3.81 billion for the quarter ended September 30, 2003. Core deposits are defined as all deposits other than certificates of deposit. Lower costing core deposits represented approximately 76.3% of total deposits at September 30, 2004 compared to 72.3% at September 30, 2003. This increase reflects the $2.66 billion of core deposits acquired from Staten Island as well as the success of the Company’s strategy of lowering its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.

      Interest expense on borrowings increased $15.3 million due to an increase of $3.18 billion in the average balance of borrowings (excluding subordinated notes) which was partially offset by a decline in the average rate paid on such borrowings of 103 basis points from 3.76% in the quarter ended September 30, 2003 to 2.73% in the quarter ended September 30, 2004. The increase in the average balance was primarily due to the $2.65 billion of borrowings assumed in the Staten Island acquisition. The Company utilized borrowings as a funding source pending replacement of a portion of such funding with core deposits. During 2004, the Company borrowed $1.23 billion of longer term fixed-rate borrowings at a weighted average interest rate of 3.46% and $445.0 million of short-term low costing floating-rate borrowings, and invested the funds primarily in multi-family mortgage and commercial real estate loans. During the nine months ended September 30, 2004, the Company repaid $1.85 billion of short-term borrowings at a weighted average interest rate of 1.67%.

      Interest expense on subordinated notes increased $2.4 million for the quarter ended September 30, 2004 to $3.8 million compared to $1.4 million for the quarter ended September 30, 2003. The Bank issued $250.0 million aggregate principal amount of Notes (as previously discussed) on March 22, 2004 and issued $150.0 million in 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 at the end of the second quarter of 2003.

Provision for Loan Losses

      The Company continues to emphasize asset quality as a key component to achieving consistent earnings. The Company did not record a provision for loan losses for both the quarter ended September 30, 2004 and the quarter ended September 30, 2003.

      In assessing the level of the allowance for loan losses and the periodic provision charged to income, the Company considers the composition of its loan portfolio, the growth of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing its loans, the level of classified loans and the number of loans requiring heightened management oversight.

      Non-performing assets as a percentage of total assets were 41 basis points at September 30, 2004 compared to 51 basis points at September 30, 2003. Non-performing assets increased $26.2 million or 57.1% to $72.0 million at September 30, 2004 compared to $45.8 million at September 30, 2003. Included in non-performing assets at September 30, 2004 were $23.0 million of non-performing assets obtained from the Staten Island acquisition. The increase was primarily due to an increase of $18.8 million in non-accrual loans, a $4.7 million increase in loans that are contractually past due 90 days or more as to maturity although current as to monthly principal and interest payments and a $2.7 million increase in other real estate owned. The $18.8 million increase in non-accrual loans was primarily due to increases of $12.0 million in single-family residential and cooperative loans and $4.7 million in commercial real estate loans. The Company’s allowance for loan losses to total loans amounted to 0.94% and 1.43% of total loans at September 30, 2004 and September 30, 2003, respectively.

Non-Interest Income

      The Company continues to stress and emphasize the development of fee-based income throughout its operations. As a result of a variety of initiatives, including the acquisition of Staten Island, the Company experienced a $6.0 million, or 20.2% increase in non-interest income, from $29.7 million for the quarter ended September 30, 2003 to $35.7 million for quarter ended September 30, 2004.

      The Company recorded gains on sales of loans and securities of $1.0 million during the quarter ended September 30, 2004 compared to a gain of $0.2 million for the quarter ended September 30, 2003.

      One revenue channel that the Company stresses and which is a primary driver of non-interest income, is earnings from the Company’s mortgage-banking activities. In the quarter ended September 30, 2004, revenue from the Company’s mortgage-banking business amounted to $6.3 million compared to $7.6 million in the quarter ended September 30, 2003. The Company originates multi-family residential loans for sale in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At September 30, 2004, the Company’s maximum potential exposure related to secondary market sales to Fannie Mae under this program was $145.7 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market. See Note 6 to Notes to Consolidated Financial Statements included herein.

      As a result of the interest rate environment in effect during the first three quarters of 2003, and as part of the Company’s business model, the majority of the multi-family residential loans the Company originated during 2003 were sold in the secondary market to Fannie Mae. During the fourth quarter of 2003, as interest rates began to rise, the Company retained the majority of the multi-family residential loans it originated for portfolio retention. The Company sold multi-family residential mortgage loans totaling $675.1 million during the quarter ended September 30, 2004 compared to $463.2 million during the quarter ended September 30, 2003. Included in the $675.1 million of loans sold in the third quarter of 2004 were $432.5 million of loans that were originally held in portfolio. On a linked quarter basis, the Company sold $729.5 million of multi-family residential mortgage loans to Fannie Mae in the quarter ended June 30, 2004. In addition, the Company sold $33.7 million of single-family residential loans during the quarter ended September 30, 2004 compared to $58.7 million during the quarter ended September 30, 2003.

      Mortgage-banking activities for the quarter ended September 30, 2004 reflected $5.6 million in gains, $2.5 million in servicing fees and $0.7 million of origination fees partially offset by $2.5 million of amortization of servicing assets. Included in the $5.6 million of gains were $1.3 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $1.5 million decrease in the fair value of loan commitments for loans originated for sale and a $1.5 million increase in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $1.3 million decrease in revenue from mortgage banking activities for the quarter ended September 30, 2004 compared to the prior year quarter was primarily due to decreases in gains of $0.1 million, origination fees of $1.6 million, amortization of servicing rights of $0.9 million, partially offset by higher service fees of $1.3 million.

      Service fee income increased by $0.6 million, or 3.4% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The increase in service fee income was primarily due to additional fee income generated by the Staten Island branch network which was partially offset by a decrease in prepayment and modification fees on loans due to the decline in refinancing activity.

      Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees decreased $2.9 million to $3.9 million for the quarter ended September 30, 2004 compared to $6.8 million for the quarter ended September 30, 2003. Modification and extension fees decreased $0.3 million to $0.6 million for the quarter ended September 30, 2004 compared to $0.9 million for the quarter ended September 30, 2003. On a linked quarter basis, the total of these combined fees decreased by $0.1 million from $4.6 million for the quarter ended June 30, 2004 compared to $4.5 million for the quarter ended September 30, 2004.

      Another component of service fees are revenues generated from the branch system which increased by $3.7 million, or 43.7%, to $12.2 million for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The increase was primarily due to additional fee income generated by the Staten Island branch network.

      In addition, the Company also recorded an increase for the quarter ended September 30, 2004 of approximately $1.6 million in the cash surrender value of BOLI compared to the quarter ended September 30, 2003. On a linked quarter basis, income related to BOLI increased by $0.2 million to $3.9 million for the quarter ended September 30, 2004 as compared to the quarter ended June 30, 2004. The increase in both comparisons was also due to the Staten Island acquisition.

      Other non-interest income increased $4.2 million to $6.2 million for the three months ended September 30, 2004 compared to $2.0 million for the three months ended September 30, 2003. The increase was primarily attributable to increased income from the Company’s equity investment in Meridian Capital.

Non-Interest Expenses

      Non-interest expense increased $28.5 million, or 62.4%, to $74.1 million for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. This increase was attributable to increases of $11.9 million in compensation and employee benefits, $5.0 million in occupancy costs,

$0.4 million of data processing fees, $0.5 million in advertising costs, $2.4 million in the amortization of identifiable intangible assets and $8.3 million in other expenses.

      Total compensation and benefits expense increased $11.9 million or 47.9% to $36.7 million for the quarter ended September 30, 2004 as compared to $24.8 million for the same period in the prior year. This increase was comprised of increases in salary and overtime expenses of $8.7 million, $1.9 million in management incentive expenses, $0.6 million in stock-related benefit plan costs, $0.7 million in FICA and $0.8 million in medical insurance costs. Partially offsetting these increases were lower Recognition Plan costs of $1.1 million. The increase in compensation and benefit expense in the 2004 period was primarily attributable to staff additions relating to the Staten Island acquisition as well as the expansion of the Company’s commercial and retail lending operations during the past year.

      Occupancy costs increased $5.0 million, or 73.6%, to $11.7 million for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Data processing fees increased $0.4 million to $3.0 million for the quarter ended September 30, 2004 as compared to $2.6 million for the quarter ended September 30, 2003. The increase in both occupancy and data processing fees was a direct result of operating the expanded branch franchise resulting from the Staten Island acquisition and the increased number of branch facilities resulting from the continuation of the Bank’s de novo branch expansion program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington and Florida markets through the establishment of loan production offices in these areas.

      Advertising expenses increased by $0.5 million from $1.9 million in the quarter ended September 30, 2003 to $2.4 million in the quarter ended September 30, 2004. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs and support of the Staten Island acquisition and de novo branches.

      Amortization of identifiable intangible assets increased by $2.4 million to $2.6 million for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The increase was primarily due to the amortization of the $87.1 million core deposit intangible associated with the Staten Island transaction. The core deposit intangible is being amortized on the interest method over 14 years.

      Other non-interest expenses increased $8.3 million to $17.8 million for the quarter ended September 30, 2004 compared to the same period in the prior year. The increase was primarily due to additional expenses associated with the expansion of operations resulting from the acquisition of Staten Island. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.

      On a linked quarter basis, non-interest expense increased $1.4 million to $74.1 million for the quarter ended September 30, 2004 from $72.7 million for the quarter ended June 30, 2004. The increase was due to increases of $2.2 million in compensation and benefits expense, $0.5 million in occupancy costs, and $1.3 million in other non-interest expenses. These increases were partially offset by decreases in data processing costs of $2.4 million, advertising costs of $0.1 million and amortization of intangible assets of $0.1 million. Increases in non-interest expense are primarily attributable to operating the expanded franchise resulting from the Staten Island acquisition for a full quarter compared to a partial quarter for the three months ended June 30, 2004. The decrease in data processing costs was a result of the completion of the system integration in the early part of the third quarter of 2004.

      Overall, the Company expects certain expenses in compensation and employee benefits to decrease over the next two quarters because the integration process was completed during the early part of the third quarter of 2004 and transitional Staten Island employees will complete their term of temporary employment.

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

Income Taxes

      Income tax expense amounted to $29.8 million and $18.7 million for the quarter ended September 30, 2004 and 2003, respectively. The increase recorded in the 2004 period reflected the $40.8 million increase in the Company’s income before provision for income taxes which was partially offset by a decrease in the Company’s effective tax rate for the three months ended September 30, 2004 to 31.96% compared to 35.75% for the three months ended September 30, 2003.

      The effective tax rate was reduced due to the recognition of tax credit allocations received by Independence Community Commercial Reinvestment Corporation (“ICCRC”), a subsidiary of Independence Community Bank. ICCRC was one of seven New York area economic development organizations awarded New Market Tax Credit (“NMTC”) allocations in 2004 from the Community Development Financial Institutions (“CDFI”) Fund of the U.S. Department of Treasury. The NMTC Program promotes business and economic development in low-income communities. The NMTC Program permits ICCRC to receive a credit against federal income taxes for making qualified equity investments in investment vehicles know as Community Development Entities. The credits provided to ICCRC total 39% of the initial value of the investment ($113.0 million) and will be claimed over a seven year credit allowance period.

      As of September 30, 2004, the Company had a net deferred tax asset of $75.5 million compared to $64.4 million at September 30, 2003. The increase in deferred tax assets was primarily due to the Staten Island acquisition.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

General

      The Company reported a 16.8% increase in diluted earnings per share to $2.23 for the nine months ended September 30, 2004 compared to $1.91 for the nine months ended September 30, 2003. Net income increased $59.1 million or 58.6% to $159.8 million for the nine months ended September 30, 2004 compared to $100.7 million for the nine months ended September 30, 2003.

      The Company’s earnings growth was driven primarily by the benefit of the Staten Island acquisition, which was effective as of the close of business on April 12, 2004 as well as the continued growth in the Company’s loan portfolio and core deposit base.

Net Interest Income

      Net interest income increased by $128.8 million or 59.8% to $344.1 million for the nine months ended September 30, 2004 as compared to $215.3 million for the nine months ended September 30, 2003. The increase was due to a $166.0 million increase in interest income partially offset by a $37.2 million increase in interest expense. The increase in net interest income primarily reflects the $5.27 billion increase in average interest-earning assets during the nine months ended September 30, 2004, as compared to the same period in the prior year, resulting in large part from the Staten Island acquisition, partially offset by the 6 basis point decrease in net interest margin.

      The Company’s net interest margin decreased 16 basis points to 3.50% for the nine months ended September 30, 2004 compared to 3.66% for the nine months ended September 30, 2003. Purchase accounting adjustments contributed 22 basis points to net interest margin during the nine months ended September 30, 2004. The average yield on interest-earning assets declined 56 basis points for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 which was partially offset by a decline of 46 basis points in the cost of average interest-bearing liabilities.

      The compression in net interest margin was primarily attributable to the addition of the lower yielding Staten Island portfolios as well as new assets for portfolio retention being originated at lower yields. The compression was also a result of the Company repositioning its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates on borrowings as the Company lengthened the duration of its borrowings.

      Interest income increased by $166.0 million to $493.9 million for the nine months ended September 30, 2004 compared to $327.9 million for the nine months ended September 30, 2003. Interest income on loans increased $107.0 million due primarily to higher average outstanding loan balances of $3.65 billion compared to the prior year. Partially offsetting the increase in the average balance was a decrease in the yield on the average loan portfolio of 101 basis points to 5.45% from 6.46% for the nine months ended September 30, 2004 and September 30, 2003, respectively.

      The increase in the average balance of loans was primarily attributable to the $3.56 billion of loans acquired as a result of the Staten Island acquisition as well as internal loan growth. The Company realized average balance increases of $1.48 billion in the single-family and cooperative loan portfolios, $1.03 billion in the multi-family residential mortgage loan portfolio, $920.7 million in the commercial real estate portfolio and $190.9 million in the commercial business loan portfolio and $135.8 million in other loans. However, partially offsetting such growth was the $113.7 million decline in the average balance of mortgage warehouse lines of credit due, in part, to the softening of demand for warehouse funding which began in the fourth quarter of 2003 as the refinance market began to contract.

      Income on investment securities increased $6.2 million due to an increase in the average outstanding balance of investment securities of $232.3 million, primarily due to securities acquired from Staten Island, partially offset by a decline in the average yield of 42 basis points to 4.07% from 4.49% for the nine months ended September 30, 2004 compared to the same period in the prior year.

      Interest income on mortgage-related securities increased $54.7 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of a $1.40 billion increase in the average balance of such assets, primarily due to securities acquired from Staten Island, combined with an 86 basis point increase in the yield earned from 3.35% for the nine months ended September 30, 2003 to 4.21% for the nine months ended September 30, 2004. The increase in yield earned in the mortgage-related portfolio was primarily the result of lower premium amortization during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

      Income on other interest-earning assets decreased $1.8 million in the current nine-month period compared to the prior year period primarily due to a $1.6 million decrease in dividends received on FHLB stock held by the Company.

      Interest expense increased $37.2 million or 33.1% to $149.8 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase primarily reflects a $2.81 billion increase in the average balance of deposits. The increase in average balance was primarily the result of the $3.79 billion of deposits assumed in connection with the acquisition of Staten Island as well as the continued deposit growth through de novo branches. The average balance of core deposits increased $2.40 billion, or 66.1%, to $6.04 billion for the nine months ended September 30, 2004 compared to $3.64 billion for the nine months ended September 30, 2003, which was partially offset by a 23 basis point decrease in the average rate paid on deposits to 0.83% for the nine months ended September 30, 2004 compared to 1.06% for the nine months ended September 30, 2003. Lower costing core deposits represented approximately 76.3% of total deposits at September 30, 2004 compared to 72.3% at September 30, 2003. This increase reflects the $2.66 billion of core deposits acquired from Staten Island as well as the success of the Company’s strategy to lower its overall cost of funds and emphasize its expanding commercial and consumer relationships.

      Interest expense on borrowings (excluding subordinated notes) increased $20.9 million due to an increase of $2.28 billion in the average balance of borrowings partially offset by a decline in the average rate paid on such borrowings of 150 basis points from 4.20% in the nine months ended September 30, 2003 to 2.70% in the nine months ended September 30, 2004. The increase in the average balance was primarily the result of the $2.65 billion of borrowings assumed in the Staten Island transaction. During the nine months ended

September 30, 2004, the Company borrowed $445.0 million of short-term low costing floating-rate FHLB borrowings and $1.23 billion of longer term fixed-rate borrowings at a weighted average rate of 3.46% which were partially offset by repayments of $1.85 billion of borrowings that matured in 2004. The funds borrowed were used primarily to fund multi-family and commercial real estate loan originations. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.

      Interest expense on subordinated notes increased $7.9 million to $9.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The Bank issued $250.0 million aggregate principal amount of Notes (as previously discussed) on March 22, 2004 and also issued $150.0 million in 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 at the end of the second quarter of 2003.

Provision for Loan Losses

      The Company’s provision for loan losses decreased $1.5 million to $2.0 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The decrease was primarily due to the improved quality in the characteristics of the loan portfolio.

Non-Interest Income

      The Company experienced a $14.6 million or 17.4% increase in non-interest income, from $83.9 million for the nine months ended September 30, 2003 to $98.5 million for nine months ended September 30, 2004.

      The Company recorded net gains on sales of loans and securities of $1.7 million primarily on the sales of $283.0 million of securities during the nine months ended September 30, 2004, compared to a gain of $0.2 million for the nine months ended September 30, 2003.

      In the nine months ended September 30, 2004, revenue from the Company’s mortgage-banking business amounted to $24.1 million compared to $23.3 million in the nine months ended September 30, 2003. The Company sells multi-family residential loans (both loans originated for sale and from portfolio) in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. See Note 6 hereof.

      The Company sold multi-family residential mortgage loans totaling $1.65 billion during the nine months ended September 30, 2004 compared to $1.53 billion during the nine months ended September 30, 2003. In addition, the Company sold $85.0 million of single-family residential loans during the nine months ended September 30, 2004 compared to $136.5 million during the nine months ended September 30, 2003.

      Mortgage-banking activities for the nine months ended September 30, 2004 reflected $22.5 million in gains, $1.7 million of origination fees and $5.6 million in servicing fees partially offset by $5.7 million of amortization of servicing assets. Included in the $22.5 million of gains were $2.9 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold. This category also included a $5.1 million decrease in the fair value of loan commitments for loans originated for sale and a $5.1 million increase in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans.

      Service fee income increased by $0.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Included in service fee income are prepayment and modification fees on loans which are a partial offset to the decreases realized in net interest margin. Prepayment and modification and extension fees decreased $7.2 million to $13.4 million for the nine months ended September 30, 2004 compared to $20.6 million for the nine months ended September 30, 2003.

      Another component of service fees are revenues generated from the branch system which grew by $6.6 million, or 25.8%, to $32.2 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was primarily due to additional fee income generated by the Staten Island branch network and the continuation of the de novo branch expansion program.

      In addition, the Company also recorded an increase for the nine months ended September 30, 2004 of approximately $3.6 million in the cash surrender value of BOLI compared to the nine months ended September 30, 2003. The increase was due in part to the $134.1 million of BOLI acquired from Staten Island.

      Other non-interest income increased $8.6 million to $12.1 million for the nine months ended September 30, 2004 compared to $3.5 million for the nine months ended September 30, 2003. The increase was primarily attributable to income from the Company’s equity investment in Meridian Capital combined with a tax refund related to the Company’s acquisition of Statewide in January 2000.

Non-Interest Expenses

      Non-interest expense increased $57.4 million, or 41.3%, to $196.3 million for the nine months ended September 30, 2004 compared to $138.9 million for the nine months ended September 30, 2003. This increase was attributable to increases of $22.9 million in compensation and employee benefits, $12.1 million in occupancy costs, $13.9 million in other non-interest expense, $3.6 million in data processing costs, $3.6 million in amortization of identifiable intangible assets and $1.3 million in advertising costs.

      Compensation and employee benefits expense increased $22.9 million or 30.4% to $98.3 million for the nine months ended September 30, 2004 as compared to $75.4 million for the same period in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to staff additions relating to the Staten Island acquisition as well as the expansion of the Company’s commercial and retail banking and lending operations during the past year. In particular, the increase was due to increases of $17.7 million in salary and overtime expenses, $3.4 million in management incentive expenses, $1.6 million in ESOP expenses, $1.7 million in FICA costs, $1.2 million in stock-related benefit plan costs and $1.0 million in medical costs. Partially offsetting these increases were lower Recognition Plan costs of $3.9 million.

      Occupancy costs increased $12.1 million for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. Data processing fees increased $3.6 million to $11.4 million for the nine months ended September 30, 2004 as compared to the same period in the prior year. The increase in both occupancy and data processing fees was due to operating the expanded branch franchise resulting from the Staten Island acquisition combined with the increased number of branch facilities resulting from the continuation of the de novo branch expansion program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington and Florida markets through the establishment of loan production offices in these areas.

      Other non-interest expenses increased $13.9 million to $43.9 million for the nine months ended September 30, 2004 compared to $29.9 million for the same period in the prior year. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security. Increases in non-interest expense are primarily attributable to operating the expanded franchise resulting from the Staten Island acquisition. In addition, the Company has incurred additional costs associated with complying with the Sarbanes-Oxley Act of 2002 and the Bank Secrecy Act. The Company expects certain expenses in compensation and employee benefits to decrease over the next two quarters because the conversion of Staten Island’s data processing systems was completed during the early part of the third quarter of 2004 and transitional Staten Island employees will complete their term of temporary employment.

      Although the Company experienced an increase in non-interest expense, the efficiency ratio improved to 43.3% for the nine months ended September 30, 2004 compared to 45.9% for the nine months ended September 30, 2003 resulting primarily from the cost reductions associated with the integration of Staten Island.

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

      Amortization of identifiable intangible assets increased by $3.6 million to $5.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase was due to the amortization of the $87.1 million core deposit intangible associated with the Staten Island transaction which was partially offset by the intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the three months ended March 31, 2004.

      Advertising expenses increased by $1.3 million from $5.4 million in the nine months ended September 30, 2003 to $6.7 million in the nine months ended September 30, 2004.

Income Taxes

      Income tax expense amounted to $84.5 million and $56.0 million for the nine months ended September 30, 2004 and 2003, respectively. The increase recorded in the 2004 period reflected the $87.5 million increase in the Company’s income before provision for income taxes which was partially offset by a decrease in the Company’s effective tax rate to 34.58% for the nine months ended September 30, 2004 compared to 35.75% for the nine months ended September 30, 2003.

      The effective tax rate was reduced due to the recognition of tax credit allocations received by ICCRC. ICCRC was awarded NMTC allocations in 2004 from the CDFI Fund of the U.S. Department of Treasury. The NMTC Program permits ICCRC to receive a credit against federal income taxes for making qualified equity investments in investment vehicles known as Community Development Entities. The credits provided to ICCRC total 39% of the initial value of the investment ($113.0 million) and will be claimed over a seven year credit allowance period.

      As of September 30, 2004, the Company had a net deferred tax asset of $75.5 million compared to $64.4 million at September 30, 2003.

Regulatory Capital Requirements

      The following table sets forth the Bank’s compliance with applicable regulatory capital requirements at September 30, 2004.

	Required		Actual		Excess

	Percent	Amount	Percent	Amount	Percent	Amount

	(Dollars in Thousands)
Tier I leverage capital ratio (1)(2)	4.0%	$660,307	5.2%	$865,675	1.2%	$205,368
Risk-based capital ratios:(2)
Tier I	4.0	501,773	6.9	865,675	2.9	363,902
Total	8.0	1,003,546	11.0	1,376,619	3.0	373,073

(1)	Reflects the 4.0% requirement to be met in order for an institution to be “adequately capitalized” under applicable laws and regulations.

(2)	The Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.

Liquidity and Commitments

      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-

term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Prior to fiscal 1999, the Company generated sufficient cash through its deposits to fund its asset generation, using borrowings only to a limited degree as a source of funds. However, due to the Company’s continued focus on expanding its commercial real estate and business loan portfolios the Company has increased its use of borrowings. The Company’s total borrowings (including subordinated notes) were $5.84 billion at September 30, 2004 as compared to $3.06 billion at December 31, 2003. The $2.53 billion increase in borrowings was primarily due to the $2.65 billion of borrowings assumed in the Staten Island acquisition as well as the $250.0 million subordinated notes issued by the Bank at the end of the first quarter of 2004. At September 30, 2004, the Company had the ability to borrow from the FHLB an additional $1.30 billion on a secured basis, utilizing mortgage loans and securities as collateral.

      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $1.37 billion or 61.9% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

      The notional principal amount of the off-balance sheet financial instruments at September 30, 2004 and December 31, 2003 are as follows:

	Contract or Amount

	September 30, 2004	December 31, 2003

	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$610,234	$563,049
Commitments to extend credit — commercial business loans	344,932	426,883
Commitments to extend credit — mortgage warehouse lines of credit	843,109	952,615
Commitments to extend credit — other loans	205,121	111,736
Standby letters of credit	36,971	28,049
Commercial letters of credit	1,004	363

Total	$2,041,371	$2,082,695

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

      Net interest margin represents net interest income as a percentage of average interest-earning assets. Net interest margin is directly affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of assets and liabilities and the credit quality of the loan portfolio. Management’s asset/liability objectives are to maintain a strong, stable net interest margin, to utilize its capital effectively without taking undue risks and to maintain adequate liquidity.

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

      At September 30, 2004, the Company had $162.7 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $29.4 million related to loan commitments for which the borrowers had not entered into interest rate locks and $133.3 million which were subject to interest rate locks. At September 30, 2004, the Company had $133.3 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a loss of $0.7 million and the fair market value of the related forward loan sale agreements was a gain of $0.7 million at September 30, 2004.

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

      Based on the information and assumptions in effect at September 30, 2004, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would increase net interest income by $0.1 million or 0.02%, while a 100 basis point gradual decrease in interest rates would decrease net interest income by $15.0 million or 3.2%.

Gap Analysis.

      Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2004, the Company’s one-year cumulative gap position was a positive 3.60% compared to a negative 2.24% at December 31, 2003. A positive gap will generally result in net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite results on net interest margin.

      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.

      The gap analysis, however, is an incomplete representation of interest rate risk and has certain limitations. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2004 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.

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

      The following table reflects the repricing of the balance sheet, or “gap” position at September 30, 2004.

	0 – 90	91 – 180	181 – 365	1 – 5	Over
	Days	Days	Days	Years	5 Years	Total

	(In Thousands)
Interest-earning assets:
Mortgage loans(1)	$1,145,670	$696,807	$1,166,776	$4,085,184	$2,212,537	$9,306,974
Commercial business and other loans	1,179,663	45,271	83,585	376,019	219,958	1,904,496
Securities available-for-sale(2)	368,637	351,094	645,180	2,130,301	412,832	3,908,044
Other interest-earning assets(3)	154,801	—	—	—	210,150	364,951

Total interest-earning assets	2,848,771	1,093,172	1,895,541	6,591,504	3,055,477	15,484,465

Interest-bearing liabilities:
Savings, NOW and money market deposits	471,367	471,367	942,734	763,958	1,135,217	3,784,643
Certificates of deposit	712,679	318,371	333,865	832,328	10,332	2,207,575
Borrowings	1,492,450	145,000	315,900	2,577,990	911,658	5,442,998
Subordinated notes	(222)	(222)	(443)	397,117	(133)	396,097

Total interest-bearing liabilities	2,676,274	934,516	1,592,056	4,571,393	2,057,074	11,831,313

Interest sensitivity gap	172,497	158,656	303,485	2,020,111	998,403

Cumulative interest sensitivity gap	$172,497	$331,153	$634,638	$2,654,749	$3,653,152

Cumulative interest sensitivity gap as a percentage of total assets	0.98%	1.88%	3.60%	15.06%	20.72%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

Item 4.	Controls and Procedures

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

      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended, occurred during the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OTHER INFORMATION

Part II

          Item 1.     Legal Proceedings

                Not applicable

          Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      (a)-(b) Not applicable.

      (c) The following table contains information about our purchases of equity securities during the third quarter of 2004.

			Total Number of	Maximum Number
			Shares Purchased	of Remaining
			as Part of a	Shares that May
	Total Number of	Average Price	Publicly	Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

July 1-31, 2004	—	$—	—	2,790,329
August 1-31, 2004	—	—	—	2,790,329
September 1-30, 2004	—	—	—	2,790,329

Total		$—	—

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. Since that announcement, the Company has purchased 209,671 shares for an aggregate cost of $6.9 million at an average price per share of $32.82.

          Item 3.     Defaults upon Senior Securities

                Not applicable

          Item 4.     Submission of Matters to a Vote of Security Holders

                Not applicable

Item 5.	Other Information

                Not applicable

          Item 6.     Exhibits

No.	Description

3.3	Amendment to Certificate of Incorporation of Independence Community Bank Corp.
10.22	Amendment No. 1 to the SI Bank & Trust Deferred Compensation Plan “A”
10.23	Amendment No. 1 to the Independence Community Bank Corp. Deferred Compensation Plan
31.1	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE COMMUNITY BANK CORP.

Date: November 8, 2004	By: /s/ ALAN H. FISHMAN Alan H. Fishman President and Chief Executive Officer

Date: November 8, 2004	By: /s/ FRANK W. BAIER Frank W. Baier Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer