Form 10-K
period 2004-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2005-03-11
CIK 945734

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
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
Common Stock, par value $.01 per share
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.     YES ☑          NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act).     YES ☑          NO ☐
     The aggregate market value of the 74,356,054 shares of the Registrant’s common stock held by non-affiliates (84,466,312 shares outstanding less 10,110,258 shares held by affiliates), based upon the closing price of $36.40 for the Common Stock on June 30, 2004, the last business day in the Registrant’s second quarter, was approximately $2.71 billion. Shares of Common Stock held by each executive officer and director, the Registrant’s 401(k) Plan and Employee Stock Ownership Plan have been excluded since such persons and entities may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 28, 2005, there were 84,466,312 shares of the Registrant’s common stock issued and outstanding.
     (1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

INDEPENDENCE COMMUNITY BANK CORP.
2004 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.      Business
Independence Community Bank Corp.
      Independence Community Bank Corp. (the “Holding Company”) is a Delaware corporation organized in June 1997 by Independence Community Bank (the “Bank”), for the purpose of becoming the parent savings and loan holding company of the Bank. The Bank’s reorganization to the stock form of organization and the concurrent initial public offering of the Holding Company’s common stock was completed on March 13, 1998 (the “Conversion”). The assets of the Holding Company are primarily the capital stock of the Bank, dividends receivable from the Bank, securities available-for-sale, minority investment in a mortgage brokerage firm and certain cash and cash equivalents. The business and management of the Holding Company consists primarily of the business and management of the Bank (the Holding Company and the Bank are collectively referred to herein as the “Company”). The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Holding Company does not intend to employ any persons other than officers of the Bank, and will continue to utilize the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Holding Company expands or changes its business in the future.
      On April 12, 2004, the Company completed its acquisition of Staten Island Bancorp, Inc. (“SIB”) and the merger of SIB’s wholly owned subsidiary, SI Bank & Trust (“SI Bank”), with and into the Bank. The results of operations of SIB are included in the Consolidated Statements of Income and Comprehensive Income subsequent to April 12, 2004. The Company’s 2004 earnings per share reflect the issuance of 28,200,070 shares as part of the consideration paid for SIB. See Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for additional information.
      The Company’s executive office is located at 195 Montague Street, Brooklyn, New York 11201, and its telephone number is (718) 722-5300. The Company’s web address is www.myindependence.com.
Independence Community Bank
      The Bank’s principal business is gathering deposits from customers within its market area and investing those deposits along with borrowed funds primarily in multi-family residential mortgage loans, commercial real estate loans, commercial business loans, lines of credit to mortgage bankers, consumer loans, mortgage-related securities, investment securities and interest-bearing deposits. The Bank’s revenues are derived principally from interest on its loan and securities portfolios while its primary sources of funds are deposits, borrowings, loan amortization and prepayments and maturities of mortgage-related securities and investment securities. The Bank offers a variety of loan and deposit products to its customers. The Bank also makes available other financial instruments, such as annuity products and mutual funds, through arrangements with a third party.
      The Bank has continued to broaden its banking strategy by emphasizing commercial bank-like products, primarily commercial real estate and business loans, mortgage warehouse lines of credit and commercial deposits. This strategy focuses on increasing both net interest income and fee-based revenue while concurrently diversifying the Bank’s customer base.
Change in Fiscal Year End
      The Company announced in October 2001 that it changed its fiscal year end from March 31, to December 31, effective December 31, 2001. This change provided internal efficiencies as well as aligned the Company’s reporting cycle with regulators, taxing authorities and the investor community.
Market Area and Competition
      The Company is a community-oriented financial institution providing financial services and loans for housing and commercial businesses primarily within its market area. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the diverse needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities it serves. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, which deposits continue to constitute the primary funding source of the Bank’s operations. The Company oversees its 123 branch office network from its headquarters located in downtown Brooklyn, including the 35 additional branches which resulted from the acquisition of SIB in April 2004. The Company operates 21 branch offices on Staten Island, 20 branch offices in the borough of Brooklyn, another eleven in the borough of Queens, ten in Manhattan and eight more branches dispersed among the Bronx, Nassau, Suffolk and Westchester Counties of New York. As a result of the acquisition of SIB during fiscal 2004 as well as the acquisitions during fiscal 2000 of Broad National Bancorporation (“Broad”), Newark, New Jersey and Statewide Financial Corp. (“Statewide”), Jersey City, New Jersey, the Company also operates 52 branches in the New Jersey counties of Bergen, Essex, Hudson, Middlesex, Monmouth, Ocean and Union. At its banking offices located on Staten Island, the Bank conducts business as SI Bank & Trust, a division of the Bank. In October 2004, the Company closed two branch offices as part of its integration of the SIB franchise. The Company also maintains one branch facility in Maryland as a result of the expansion of the Company’s commercial real estate lending activities to the Baltimore-Washington area as discussed below. The Company currently expects to expand its branch network through the opening of approximately six branch locations during 2005. The Company opened two of the new offices in Manhattan during the first quarter of 2005.
      Although the Company generally lends throughout the New York City metropolitan area, the majority of its real estate loans are secured by properties located in the boroughs of Brooklyn, Queens, Staten Island and Manhattan, Nassau County, Long Island, and the counties in northern and central New Jersey. During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. During the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. The Company’s customer base within the New York and metropolitan area, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and, to a lesser degree, low to moderate income households. Most of the businesses located in its primary market area that the Company lends to are small or medium sized and are primarily dependent upon the regional economy, which economy, due to its connections to the national economy, may be adversely affected not only by conditions within the local market but also by conditions existing elsewhere. Such loans may be more sensitive to adverse changes in the local economy than single-family residential loans. Increased delinquencies or other problems with such loans could affect the Company’s financial condition and profitability. At December 31, 2004, approximately 68% of the loan portfolio consisted of commercial real estate, commercial business and multi-family residential loans. However, these portfolios as a percent of total loans have declined during 2004 due to the increase in the size of the single-family residential mortgage loan portfolio as a result of the SIB acquisition.
      Over the past few years there has been a national and local economic slowdown. Recently, however, New York City’s economy continued its growth as Real Gross City Product (“GCP”) (an inflation-adjusted measure of the overall New York City economy) grew for the fourth consecutive quarter. The GCP growth rate of 3.4% for the third quarter of 2004 compared unfavorably to the U.S. Gross Domestic Product of 4.0%. Factors that limited New York City’s third quarter 2004 economic performance included a higher rate of inflation than the nation.
      The inflation rate in New York City rose in the third quarter of 2004 to 3.5%. New York City’s inflation rate was substantially higher than the corresponding national rate of 2.7% for the same period. New York City’s higher inflation rate weakens its competitiveness when compared with the rest of the nation.
      The unemployment rate remained significantly higher than the national rate. New York City’s rate of 7.0% in the third quarter of 2004 compared unfavorably to the national rate of 5.5%. New York City’s rate, however, was at its lowest level since the fourth quarter of 2001.
      Commercial real estate vacancies fell for the third consecutive quarter. In particular, the Manhattan vacancy rate fell to 11.4% compared to 12.5% for the third quarter of 2003. A decline in the vacancy rate has a positive effect on commercial real estate values.
      Historically, the New York City metropolitan area has benefited from being the corporate headquarters of many large industrial and commercial national companies, which have, in turn, attracted many smaller companies, particularly within the service industry. However, as a consequence of being the home of many national companies and to a large number of national securities and investment banking firms, as well as being a popular travel destination, the New York City metropolitan area is particularly sensitive to the economic health of the United States. As a result, economic deterioration in other parts of the United States often has had an adverse impact on the economic climate of New York City.
      The Company faces significant competition both in making loans and in attracting deposits. The New York City metropolitan area has a significant concentration of financial institutions, many of which are branches of significantly larger institutions, which have greater financial resources than the Company. Over the past 10 years, consolidation of the banking industry in the New York City metropolitan area has continued, resulting in the Company facing larger and increasingly efficient competitors. The Company’s competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage-banking companies, commercial finance companies and insurance companies. The Company’s most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations, credit unions and commercial finance companies. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.
Forward Looking Information
      Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Included in such forward-looking statements are statements regarding the merger of the Company and SIB. See “Business Strategy — Controlled Growth” in Item 7 hereof and Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Words such as “expect”, “feel”, “believe”, “will”, “may”, “anticipate”, “plan”, “estimate”, “intend”, “should”, and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the growth opportunities and cost savings from the merger of the Company and SIB may not be fully realized or may take longer to realize than expected; (2) operating costs and business disruption resulting from the acquisition including adverse effects on relationships with employees, may be greater than expected; (3) competitive factors which could affect net interest income and non-interest income, general economic conditions which could affect the volume of loan originations, deposit flows and real estate values; (4) the levels of non-interest income and the amount of loan losses as well as other factors discussed in the documents filed by the Company with the Securities and Exchange Commission (the “SEC”) from time to time. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
Available Information
      The Company is a public company and files annual, quarterly and special reports, proxy statements and other information with the SEC. Members of the public may read and copy any document the Company files at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. The Company’s SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. In addition to the foregoing, the Company maintains a web site at www.myindependence.com. The Company’s website content is made available for informational purposes only. It should neither be relied upon for investment purposes nor is it incorporated by reference into this Form 10-K. The Company makes available on its internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as practicable after it electronically files such material with or furnishes such documents to the SEC.
Lending Activities
      General. At December 31, 2004, the Company’s net loan portfolio totaled $11.15 billion (not including $96.7 million of loans available-for-sale), which represented 62.8% of the Company’s total assets of $17.75 billion at such date. A key corporate objective during the past several years has been to change the mix of the Company’s loan portfolio by reducing the origination of one-to-four family residential mortgage loans and cooperative apartment loans while concurrently expanding the origination of higher yielding commercial real estate and commercial business loans as well as variable-rate mortgage warehouse lines of credit. However, these portfolios as a percent of total loans have declined during 2004 due to the increase in the size of the single-family residential mortgage loan portfolio as a result of the SIB acquisition.
      The largest individual category of loans in the Company’s portfolio continues to be multi-family residential mortgage loans, which totaled $3.80 billion or 33.8% of the Company’s total loan portfolio at December 31, 2004. Such loans are secured primarily by apartment buildings located in the Company’s market area. Reflecting the shift in the Company’s loan portfolios as a result of the acquisition of SIB, the second and third largest loan categories are commercial real estate loans and single-family residential and cooperative apartment loans, which totaled $3.03 billion or 27.0% and $2.49 billion or 22.1%, respectively, of the total loan portfolio at December 31, 2004. Commercial business loans were $809.4 million, or 7.2% of the total loan portfolio, at December 31, 2004. Loans made under mortgage warehouse lines of credit accounted for $659.9 million or 5.9% of the total loan portfolio at December 31, 2004. The remainder of the loan portfolio was comprised of $416.4 million of home equity loans and lines of credit and $47.8 million of consumer and other loans.
      The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes, the rates offered by its competitors and the terms and credit risks associated with the loans. These factors in turn, are affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), legislative tax policies and governmental budgetary matters.

      Loan Portfolio and Loans Available-for-Sale Composition. The following table sets forth the composition of the Company’s loan portfolio and loans available-for-sale at the dates indicated.

	At December 31,								At March 31,

	2004		2003		2002		2001		2001

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan portfolio:
Mortgage loans:
Single-family residential and cooperative apartment	$2,490,062	22.1%	$284,367	4.6%	$556,279	9.5%	$849,140	14.6%	$996,497	18.9%
Multi-family residential (1)	3,800,649	33.8	2,821,706	45.7	2,436,666	41.9	2,731,513	46.5	2,620,888	49.8
Commercial real estate	3,034,254	27.0	1,612,711	26.2	1,312,760	22.6	1,019,379	17.3	861,187	16.4

Total principal balance – mortgage loans	9,324,965	82.9	4,718,784	76.5	4,305,705	74.0	4,600,032	78.4	4,478,572	85.1
Less net deferred fees	9,875	0.1	4,396	0.1	7,665	0.1	11,198	0.2	10,588	0.2

Total mortgage loans on real estate	9,315,090	82.8	4,714,388	76.4	4,298,040	73.9	4,588,834	78.2	4,467,984	84.9

Commercial business loans, net of deferred fees	809,392	7.2	606,204	9.8	598,267	10.3	665,829	11.3	436,751	8.3

Other loans:
Mortgage warehouse lines of credit	659,942	5.9	527,254	8.5	692,434	11.9	446,542	7.6	206,707	3.9
Home equity loans and lines of credit	416,351	3.7	296,986	4.8	201,952	3.5	141,905	2.4	117,701	2.3
Consumer and other loans	47,817	0.4	27,538	0.5	26,971	0.4	32,002	0.5	33,489	0.6

Total principal balance – other loans	1,124,110	10.0	851,778	13.8	921,357	15.8	620,449	10.5	357,897	6.8
Less unearned discounts and deferred fees	—	0.0	139	0.0	291	0.0	677	0.0	1,191	0.0

Total other loans	1,124,110	10.0	851,639	13.8	921,066	15.8	619,772	10.5	356,706	6.8
Total loans receivable	11,248,592	100.0%	6,172,231	100.0%	5,817,373	100.0%	5,874,435	100.0%	5,261,441	100.0%

Less allowance for loan losses	101,435		79,503		80,547		78,239		71,716

Loans receivable, net	$11,147,157		$6,092,728		$5,736,826		$5,796,196		$5,189,725

Loans available-for- sale:
Single-family residential	$74,121		$2,687		$7,576		$3,696		$—
Multi-family residential	22,550		3,235		106,803		—		—

Total loans available-for- sale	$96,671		$5,922		$114,379		$3,696		$—

(1)	Includes loans secured by mixed-use (combined residential and commercial use) properties. At December 31, 2004 and 2003, such loans totaled $1.59 billion and $863.9 million, respectively.

     Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Company’s loans at December 31, 2004, as well as the dollar amount of such loans which are scheduled to mature after one year and which have fixed or adjustable interest rates. Demand loans, overdraft loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less. The table does not include loans available-for-sale.

	Principal Repayments Contractually Due in Year(s) Ended December 31,

	Total at
	December 31,
(In Thousands)	2004	2005	2006	2007	2008	2009-2014	2015-2020	Thereafter

Mortgage loans:
Single-family residential and cooperative apartment(1)	$2,485,057	$17,818	$9,407	$6,047	$10,900	$153,833	$336,584	$1,950,468
Multi-family residential(2)(3)	3,798,669	82,496	50,094	109,891	162,296	2,510,079	831,041	52,772
Commercial real estate(3)	3,034,254	171,423	123,940	95,730	142,187	1,706,928	474,092	319,954
Commercial business loans(4)	815,071	213,200	83,016	81,197	34,314	278,139	70,654	54,551
Other loans:
Mortgage warehouse lines of credit	659,942	659,942	—	—	—	—	—	—
Consumer and other loans(5)	464,168	28,433	6,274	11,221	15,120	220,182	156,140	26,798

Total(6)	$11,257,161	$1,173,312	$272,731	$304,086	$364,817	$4,869,161	$1,868,511	$2,404,543

(1)	Does not include $5.0 million of single-family residential loans serviced by others.

(2)	Does not include $2.0 million of multi-family residential loans serviced by others.

(3)	Multi-family residential and commercial real estate loans are generally originated with a term to maturity of five to seven years and may be extended by the borrower for an additional five-year period.

(4)	Does not include $5.7 million of deferred fees.

(5)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(6)	Of the $10.08 billion of loan principal repayments contractually due after December 31, 2005, $7.35 billion have fixed rates of interest and $2.73 billion have adjustable rates of interest.
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
      During 2004, the Company continued its focus on expanding its higher yielding and/or variable-rate portfolios of commercial real estate and commercial business loans as well as expanding its mortgage warehouse lines of credit portfolio as part of its business plan.
      In addition to continuing to generate multi-family residential mortgage loans for portfolio, the Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. This relationship supports the Company’s ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating interest rate and basis exposure to the Company. Generally, the Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the year ended December 31, 2004, the Company sold $2.07 billion of fixed-rate multi-family loans in the secondary market to Fannie Mae with servicing retained by the Company. Included in the $2.07 billion of loans sold during 2004 were $953.8 million that were originally held in portfolio with a weighted average yield of 4.89%. Under the terms of the sales program with Fannie Mae, the Company retains a portion of the credit risk associated with such loans. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the losses on the multi-family residential loans sold to Fannie Mae reach the maximum loss exposure for the portfolio as a whole or

(ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At December 31, 2004, the Company serviced $5.20 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential exposure of $156.1 million.
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
      During 2002, the Company sold from portfolio at par, $257.6 million of fully performing multi-family loans in exchange for Fannie Mae mortgage–backed securities representing a 100% interest in these loans. Such loans were sold with full recourse with the Company retaining servicing. These loans had an outstanding balance of $51.2 million at December 31, 2004. This transaction supported the Company’s efforts to continue to build and strengthen its relationship with Fannie Mae and had no impact on 2002 earnings.
      The Company has not sold multi-family residential loans to any other entities besides Fannie Mae during the last four years.
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2004 the Company had a $7.9 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
      As a result of retaining servicing on $5.25 billion of multi-family residential loans sold to Fannie Mae, which includes both loans originated for sale and loans sold from portfolio, the Company had an $11.8 million loan servicing asset at December 31, 2004 compared to $7.8 million at December 31, 2003. During 2004, the Company sold $2.07 billion of multi-family loans to Fannie Mae and recorded a $13.6 million servicing asset, which was partially offset by $9.2 million of amortization expense related to the servicing asset.
      At December 31, 2004, the Company had a $6.3 million loan servicing asset related to $600.5 million of single-family residential loans that were sold in the secondary market with servicing retained as a result of the SIB acquisition. The Company recorded $1.4 million of amortization expense of this servicing asset during 2004.
      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a newly formed subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital is able to underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses assumed by Fannie Mae. There were no loans originated under the DUS program during both the years ended December 31, 2004 and 2003.
      The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC (“Meridian Company”), a Delaware limited liability company, has a one-third ownership interest. ICM Capital’s operations will be coordinated with those of Meridian Capital Group, LLC (“Meridian Capital”). Meridian Capital is 65% owned by Meridian Capital Funding, Inc. (“Meridian Funding”), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Holding Company. Meridian Funding and Meridian Company have the same principal owners. See Note 20 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”). Under this program, the Company utilizes Cendant’s mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the year ended December 31, 2004, the Company originated for sale $122.8 million and sold $119.3 million of single-family residential mortgage loans through the program. The Company is using this program as a means of increasing non-interest income while efficiently serving its client base. In recent years the Company has continued to originate to a very limited degree certain adjustable and fixed-rate residential mortgage loans for portfolio retention. However, during 2004, the Company originated for portfolio $143.4 million of single-family residential and cooperative apartment loans primarily as a result of funding SIB loan commitments in existence at the time the acquisition was completed in April 2004. The Company does not foresee any material expansion of such lending activities.
      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For more information regarding the Company’s derivative instruments, see Note 18 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      During the fourth quarter of 2002, the Company entered into a private label program for the origination and servicing of small business lines of credit through an origination assistance agreement with Wells Fargo & Company (“Wells Fargo”). This program is referred to as “Business Custom Capital” and consists of unsecured lines of credit, up to $100,000, to small business customers in the Company’s market area with over $50,000 in annual sales. These lines are underwritten, funded and serviced by Wells Fargo for their own portfolio and have no impact on the Company’s Statement of Financial Condition. The Company is using this program as a means of increasing non-interest income as the Company receives an upfront fee for lines originated and a fee on the outstanding balance of the line for a period of three years after origination.
      As of December 31, 2004, the Company serviced $647.8 million of single-family residential mortgage loans and $5.44 billion of multi-family residential loans for others.
      In December 1998, Broad entered into an agreement with New Jersey Citizen Action (“NJCA”), a community group, pursuant to which Broad agreed to use its best efforts to lend a total of $20.0 million in the state of New Jersey over a five year period beginning on January 1, 1999. Subsequent to the merger of Broad and the Company in July 1999 and the merger of Statewide and the Company in January 2000, the Bank entered into a modified agreement with NJCA pursuant to which a revised target goal of extending $33.0 million in loans was established for the five-year term of the agreement ending December 31, 2004. Such loans are to consist primarily of affordable home mortgage products in the form of one-to-four family mortgage loans to qualified low and moderate income borrowers, community development financing consisting primarily of loans for the purpose of purchasing, constructing and rehabilitating housing affordable to low and moderate income families and economic development financing to facilitate small business startup and expansion and job development. As of December 31, 2004, the Company had extended approximately $35.9 million of loans in connection with the NJCA agreement.
      Loan Activity. The following table shows the activity in the Company’s loan portfolio and loans available-for-sale portfolio during the periods indicated.

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Total principal balance of loans and loans available-for-sale held at the beginning of period	$6,188,498	$5,944,961	$5,890,006
Acquired from SIB acquisition	3,856,856	—	—
Originations of loans for portfolio:
Single-family residential and cooperative apartment	143,386	13,710	11,660
Multi-family residential	2,419,918	1,131,460	505,678
Commercial real estate	1,474,481	651,862	325,715
Commercial business loans	375,987	289,930	406,197
Mortgage warehouse lines of credit(1)	10,187,771	10,291,152	7,016,355
Consumer(2)	229,342	239,165	153,642

Total originations for portfolio	14,830,885	12,617,279	8,419,247

Originations of loans for sale:
Single-family residential	122,813	172,459	140,203
Multi-family residential	1,141,099	1,621,584	1,165,779
Commercial business loans	3,377	4,066	—
Consumer	—	—	947

Total originations of loans for sale	1,267,289	1,798,109	1,306,929

Purchases of loans:
Mortgage warehouse lines of credit	—	76,334	—

Total purchases	—	76,334	—

Total originations and purchases	16,098,174	14,491,722	9,726,176

Loans sold:
Single-family residential	348,935	174,208	133,543
Multi-family residential	2,074,725	1,727,329	1,326,905
Commercial business loans	1,268	4,066	—
Consumer(2)	—	—	2,216

Total sold	2,424,928	1,905,603	1,462,664
Repayments(3)	12,357,782	12,342,582	8,208,557

Net loan activity	5,172,320	243,537	54,955

Total principal balance of loans and loans available-for-sale held at the end of period	11,360,818	6,188,498	5,944,961
Less:
Discounts on loans purchased and net deferred fees at end of period	15,555	10,345	13,209

Total loans and loans available-for-sale at end of period	$11,345,263	$6,178,153	$5,931,752

(footnotes on next page)

(1)	Represents advances on the lines of credit.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes repayment of mortgage warehouse line advances ($10.05 billion for mortgage warehouse lines of credit during the year ended December 31, 2004) and loans charged-off or transferred to other real estate owned.
     Multi-Family Residential Lending. The Company originates multi-family (five or more units) residential mortgage loans, which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located primarily in the Company’s market area. These loans are comprised primarily of middle-income housing located primarily in the boroughs of Brooklyn, Queens, Manhattan, the Bronx and Northern New Jersey. During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending (both multi-family residential and non-residential mortgage loans) activities to the Baltimore-Washington and the Boca Raton, Florida markets. During the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. The Company expects the loans to be referred primarily by Meridian Capital, which already has an established presence in these market areas. During 2004, the Company originated $126.7 million for portfolio and $140.9 million for sale of multi-family residential loans in the Baltimore-Washington market. The Company also originated $88.7 million for portfolio and $82.9 million for sale of multi-family residential loans in the Florida market during 2004. There were no loans originated in the Chicago market for the year ended December 31, 2004. The Company will review its expansion program periodically and establish and adjust its targets based on market acceptance, credit performance, profitability and other relevant factors.
      The main competitors for loans in the Company’s market area tend to be commercial banks, savings banks, savings and loan associations, credit unions, mortgage-banking companies and insurance companies. Historically, the Company has been an active lender of multi-family residential mortgage loans for portfolio retention. More recently, in order to further its commitment to remain a leader in the multi-family market, the Company continues to build on its relationship with Fannie Mae to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing. The Company determines whether to originate a loan for portfolio retention or for sale based upon the yield and terms of the loan. Due to the low interest rate environment during 2003 and 2002, a larger portion of the Company’s multi-family residential loan originations were for sale as opposed to portfolio retention. During 2004, as interest rates were in transition, the Company also sold lower-yielding multi-family residential loans from portfolio to Fannie Mae. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”.
      At December 31, 2004, multi-family residential mortgage loans totaled $3.80 billion, or 33.8% of the Company’s total loan portfolio. The Company increased its originations of multi-family residential loans for portfolio by $1.29 billion, or 113.9% to $2.42 billion during the year ended December 31, 2004 compared to $1.13 billion for the year ended December 31, 2003. The Company also acquired $70.2 million of multi-family residential loans from SIB. Multi-family residential mortgage loans in the Company’s portfolio generally range from $500,000 to $25.0 million and have an average loan size of approximately $1.3 million.
      At December 31, 2004, the Company had $22.6 million of multi-family loans available-for-sale. During the year ended December 31, 2004 the Company originated for sale $1.14 billion and sold $2.07 billion (of which $1.12 billion was originated for sale and $953.8 million was sold from portfolio) of multi-family residential loans to Fannie Mae with servicing retained by the Bank. By comparison, during the year ended December 31, 2003 the Company originated for sale $1.62 billion and sold $1.73 billion (all originated for sale) of multi-family residential loans to Fannie Mae with servicing retained by the Company.
      The Company has developed during the past several years working relationships with several mortgage brokers. Under the terms of the arrangements with such brokers, the brokers refer potential loans to the Company. The loans are appraised and underwritten by the Company utilizing its underwriting policies and standards. The mortgage brokers receive a fee from the borrower upon the funding of the loans by the Company. In recent years, mortgage brokers have been the source of substantially all of the multi-family residential and commercial real estate loans originated by the Company. In October 2002, in furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company increased from 20% to 35% its minority investment in Meridian Capital, which is 65% owned by Meridian Funding. Meridian Funding is primarily engaged in the origination of commercial real estate and multi-family mortgage loans. The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. For the year ended December 31, 2004, such loans accounted for approximately 27.7% of the aggregate amount of loans originated for portfolio and for sale compared to 20.3% for the year ended December 31, 2003. With respect to the loans which were originated for portfolio in 2004 (excluding mortgage warehouse lines of credit), loans resulting from referrals from Meridian Capital amounted to approximately 69.3% of such loans compared to 57.1% for the year ended December 31, 2003. In addition, referrals from Meridian Capital accounted for the majority of the loans originated for sale in 2004. All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. The Company generally does not pay referral fees to Meridian Capital. However in 2004 on a limited number of loan transactions, the Company agreed to pay a portion of the loan origination fee normally paid in full by the borrower to Meridian Capital. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in recent years may be a function of, among other things, maintaining the mortgage broker relationships discussed above. See Note 20 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      When approving new multi-family residential mortgage loans, the Company follows a set of underwriting standards which generally permit a maximum loan-to-value ratio of 80% based on an appraisal performed by either one of the Company’s in-house licensed and certified appraisers or by a Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.25 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower’s experience in owning or managing similar properties, the market value of the property and the Company’s lending experience with the borrower. For loans sold in the secondary market to Fannie Mae, the maximum loan-to-value ratio is 80% and the minimum debt service ratio is 1.25. The Company’s current lending policy for loans originated for portfolio and for sale requires that newly originated loans in excess of $5.0 million be approved by at least two members of the Credit Committee of the Board of Directors, the composition of which is changed periodically.
      It is the Company’s policy to require appropriate insurance protection, including title and hazard insurance, on all mortgage loans prior to closing. Other than cooperative apartment loans, mortgage loan borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.
      The Company’s multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 50% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At December 31, 2004, the Company had $278.3 million of loans secured by cooperative apartment buildings.
      The Company’s typical multi-family residential mortgage loan is originated with a term to repricing or maturity of 5 to 7 years. These loans generally have fixed interest rates and may be extended by the borrower, upon payment of an additional fee, for an additional 5-year period at an interest rate based on the 5-year Federal Home Loan Bank of New York (“FHLB”) advance rate plus a margin at the time of extension. Under the terms of the Company’s multi-family residential mortgage loans, the principal balance generally is amortized at the rate of 1% per year with the remaining principal due in full at maturity. Prepayment penalties are generally part of the terms of these loans.
      Commercial Real Estate Lending. In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans. This growing portfolio is comprised primarily of loans secured by commercial and industrial properties, office buildings and small shopping centers located primarily within the Company’s market area. During the third quarter of 2003 the Company expanded its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. During the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. During 2004, the company originated $67.0 million of such loans in the Baltimore-Washington market and $113.2 million in the Florida market. There were no loans originated in the Chicago market for the year ended December 31, 2004.
      At December 31, 2004, commercial real estate loans amounted to $3.03 billion or 27.0% of total loans. This portfolio increased $1.42 billion, or 88.1%, during the year ended December 31, 2004 due to the Company’s increased emphasis on originating higher yielding commercial real estate and business loans in line with its business strategy as well as the loans acquired in connection with the acquisition of SIB. See “Lending Activities-General”. The Company originated $1.47 billion of commercial real estate loans during the year ended December 31, 2004 compared to $651.9 million for the year ended December 31, 2003. In addition, the Company acquired $507.9 million of commercial real estate loans from SIB. The Company intends to continue to emphasize the origination for portfolio of these higher yielding loan products.
      The Company’s commercial real estate loans generally range in amount from $50,000 to $15.0 million, and have an average size of approximately $1.3 million. The Company originates commercial real estate loans using similar underwriting standards as applied to multi-family residential mortgage loans. The Company reviews rent or lease income, rent rolls, business receipts, the borrower’s credit history and business experience, and comparable values of similar properties when underwriting commercial real estate loans.
      Loans secured by apartment buildings and other multi-family residential and commercial properties generally are larger and considered to involve a higher inherent risk of loss than single-family residential mortgage or cooperative apartment loans. Payments on loans secured by multi-family residential and commercial properties are often dependent on the successful operation or management of the properties and are subject, to a greater extent, to adverse conditions in the real estate market or the local economy. The Company seeks to minimize these risks through its underwriting policies, which generally limit the origination of such loans to loans secured by properties located in the Company’s market area and require such loans to be qualified on, among other things, the basis of the property’s income and debt service ratio.
      Single-Family Residential and Cooperative Apartment Lending. The Company, through its private label program with Cendant, offers both fixed-rate and adjustable-rate mortgage loans secured by single-family residential properties located in the Company’s primary market area. Under its agreement with Cendant, the Company offers a range of single-family residential loan products through various delivery channels, supported by direct consumer advertising, including telemarketing, branch referrals and the Company’s Internet website. At December 31, 2004, the Company had $5.1 million of loans available-for-sale to Cendant. During 2004, the Company originated for sale $122.8 million and sold $119.3 million of loans to Cendant. The Company will continue to emphasize this program as a means of increasing non-interest income.
      Over the past few years, the Company has de-emphasized the origination of single-family residential mortgages and cooperative apartment loans, for portfolio, in favor of higher yielding loan products. Although the Company’s cooperative apartment loans in the past have related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan. At December 31, 2004, $2.49 billion, or 22.1%, of the Company’s total loan portfolio consisted of single-family residential mortgage loans and cooperative apartment loans (of which $1.35 billion were adjustable-rate mortgage loans (“ARMs”)) as compared to $284.4 million or 4.6% of the total loan portfolio at December 31, 2003. The substantial increase in this portfolio during 2004 was due to $2.67 billion of loans acquired from SIB and $143.4 million of originations. The increased originations in 2004 were primarily the result of funding SIB loan commitments in existence at the time of the acquisition on April 12, 2004.
      The interest rates on the Company’s ARMs fluctuate based upon a spread above the average yield on United States Treasury securities, adjusted to a constant maturity which corresponds to the adjustment period of the loan (the “U.S. Treasury constant maturity index”) as published weekly by the Federal Reserve Board. In addition, ARMs generally are subject to limitations on interest increases or decreases of 2% per adjustment period and an interest rate cap during the life of the loan established at the time of origination. Certain of the Company’s ARMs can be converted at certain times to fixed-rate loans upon payment of a fee. Included in single-family residential loans is a modest amount of loans partially or fully guaranteed by the Federal Housing Administration (“FHA”) or the Department of Veterans’ Affairs (“VA”).
      In order to provide financing for low and moderate-income home buyers, the Company participates in residential mortgage programs and products sponsored by, among others, the Community Preservation Corporation and Neighborhood Housing Services. Various programs sponsored by these groups provide low and moderate income households with fixed-rate mortgage loans which are generally below prevailing fixed market rates and which allow below-market down payments for the construction of affordable rental housing. (See “ — Loan Originations, Purchases, Sales and Servicing”).
      Commercial Business Lending Activities. Part of the Company’s strategy to shift its portfolio mix is expanding its commercial business loan portfolio. The Company makes commercial business loans directly to businesses located primarily in its market area and targets small- and medium-sized businesses with annual revenue up to $500.0 million. Commercial business loans are obtained primarily from existing customers, branch referrals, accountants, attorneys and direct inquiries. As of December 31, 2004, commercial business loans totaled $809.4 million, or 7.2%, of the Company’s total loan portfolio compared to $606.2 million, or 9.8%, of the total loan portfolio at December 31, 2003. The Company originated $376.0 million of commercial business loans for portfolio during the year ended December 31, 2004 compared to $289.9 million for the year ended December 31, 2003. The Company also acquired $246.6 million of loans as part of the SIB acquisition during 2004.
      Commercial business loans originated by the Company generally range in amount from $50,000 to $10.0 million and have an average loan size of approximately $400,000. These loans include lines of credit, revolving credit, time loans and term loans. The loans generally range from one year to ten years and include floating, fixed and adjustable rates. Such loans are generally secured by real estate, receivables, inventory, equipment, machinery and vehicles and are further enhanced by the personal guarantees of the principals of the borrower. The Company’s current lending policy for loans originated for portfolio and for sale requires that newly originated loans in excess of $5.0 million be approved by two non-officer directors of the Credit Committee of the Board of Directors. Although commercial business loans generally are considered to involve greater credit risk, and generally bear a corresponding higher yield, than certain other types of loans, management intends to continue emphasizing the origination of commercial business loans to small- and medium-sized businesses in its market area.
      Included in commercial business loans are lease financing activities. ICB Leasing Corp., a subsidiary of the Bank, was formed during the third quarter of 2004 to provide small and mid-size equipment lease financing to customers within the Company’s primary market area. The Company originated $3.9 million of such loans during the fourth quarter of 2004. Also included in commercial business loans are small business lending activities. Small business lending activities are targeted to customers within the Company’s market area with annual sales of $5.0 million or less. The Company offers various products to small business customers in its market area which include (i) originating secured loans for its own portfolio, (ii) originating secured loans in amounts up to $2.0 million using the Company’s underwriting standards and guidelines from the Small Business Administration (“SBA”), and selling, at a gain, the guaranteed portion (75%) of each loan, with servicing retained, and (iii) offering access to unsecured lines of credit up to $100,000 through its private label program with Wells Fargo. (See “ — Loan Origination, Purchases, Sales and Servicing”). The Company originated $3.4 million and sold $1.3 million of SBA loans during the year ended December 31, 2004.

The Company offers these activities to better serve its small business customers as well as a means of increasing non-interest income.
      Mortgage Warehouse Lines of Credit. Mortgage warehouse lines of credit are revolving lines of credit to small- and medium-sized mortgage-banking companies at interest rates indexed at a spread to the prime rate as listed in the Wall Street Journal. The lines are drawn upon by such companies to fund the origination of mortgages, primarily one-to-four family loans, where the amount of the draw is generally no higher than 99% of the loan amount, which, in turn, in most cases, is no higher than 80% of the appraised value of the property. In most cases, where the amount of the draw is in excess of 80%, the mortgage is covered by private mortgage insurance or government insurance through the FHA. In substantially all cases, prior to funding the advance, the mortgage banker has received an approved commitment for the sale of the loan, which in turn reduces credit exposure associated with the line. The lines are repaid upon completion of the sale of the mortgage loan to third parties, which usually occurs within 90 days of origination of the loan. During the period between the origination and sale of the loan, the Company maintains possession of the original mortgage note. These loans are of short duration and are made to customers located primarily in New Jersey and surrounding states whose primary business is mortgage refinancing. In the event of rising interest rates, the Company would expect that the use of these lines of credit would be substantially reduced and replaced only to the extent of strength in the general housing market.
      Mortgage warehouse lines of credits to mortgage bankers generally range in amount from $1.0 million to $35.0 million, and have an average size of approximately $10.1 million. The Company establishes limits on mortgage warehouse lines of credit using its normal underwriting standards. The Company reviews credit history, business experience, process controls and procedures and requires personal guarantees of the principals of the borrower.
      As of December 31, 2004, advances under mortgage warehouse lines of credit totaled $659.9 million, or 5.9% of the Company’s total loan portfolio compared to $527.3 million at December 31, 2003. During 2004, advances on mortgage warehouse lines of credit totaled $10.19 billion and repayments totaled $10.05 billion. Unused mortgage warehouse lines of credit totaled $775.9 million at December 31, 2004. Utilization of the borrowers’ lines of credit approximated 47% and 36% of the total lines approved at December 31, 2004 and December 31, 2003, respectively.
      Consumer Lending Activities. The Company offers a variety of consumer loans including home equity loans and lines of credit, automobile loans and passbook loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At December 31, 2004, $464.2 million or 4.1% of the Company’s total loan portfolio was comprised of consumer loans.
      The largest component of the Company’s consumer loan portfolio is home equity loans and lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower’s primary or secondary residence. The loans are underwritten in a manner such that they result in a risk of loss which is similar to that of single-family residential mortgage loans. The Company’s home equity lines of credit have interest rates that adjust or float based on the prime rate listed in the Wall Street Journal, have loan-to-value ratios of 80% or less, and are generally for amounts of less than $100,000. The loan repayment is generally based on a 20 year term consisting of principal amortization plus accrued interest. At December 31, 2004, home equity loans and lines of credit amounted to $416.4 million, or 3.7%, of the Company’s total loan portfolio. The Company had an additional $160.8 million of unused commitments pursuant to such equity lines of credit at December 31, 2004.
      Another component of the Company’s consumer loan portfolio at December 31, 2004 was passbook loans which totaled $14.5 million and are secured by the borrowers’ deposits at the Bank. At December 31, 2004, the remaining $33.3 million of the Company’s consumer loan portfolio was comprised primarily of miscellaneous unsecured loans.
      Loan Approval Authority and Underwriting. The Board of Directors of the Bank has established lending authorities for individual officers as to its various types of loan products. For multi-family residential mortgage loans, commercial real estate and commercial business loans, an Executive Vice President and a Senior Vice President have the authority to approve newly originated loans in amounts up to $3.0 million and for the private banking group within the Company’s business banking area, two Senior Vice Presidents acting jointly have authority to approve up to $500,000. Amounts up to $5.0 million may be approved by either the Chief Executive Officer or the Chief Credit Officer.
      Single-family residential mortgage loans and cooperative apartment loans and home equity loans of less than $300,000 can be approved by an individual loan officer, while loans up to and including $500,000 must be approved by a senior loan officer. Two senior officers acting jointly have the authority to approve such loans in amounts up to $750,000 and those loans exceeding $750,000 may be approved by two senior officers acting jointly (one of whom must be the Chief Executive Officer, Chief Credit Officer or Executive Vice President – Consumer Banking.) Consumer loans of less than $50,000 can be approved by an individual loan officer and loans between $50,000 and $100,000 can be approved by an individual senior loan officer. Loans between $100,000 and $300,000 must be approved by the joint action of two senior loan officers.
      Any mortgage loan, cooperative apartment and commercial business loan in excess of $5.0 million must be approved by at least two members of the Credit Committee of the Board of Directors, which consists of various directors, the composition of which is changed periodically and the joint action of two senior officers, one of whom must be the Chief Executive Officer, Chief Credit Officer, Executive Vice President-Consumer Banking or Senior Vice President-Lending, Consumer Banking.
      With certain limited exceptions, the Company’s credit administration policy limits the amount of credit related to mortgage loans and commercial loans that can be extended to any one borrower to $20.0 million, substantially less than the limits imposed by applicable law and regulation. With certain exceptions, the Company’s policy also limits the amount of commercial business or commercial real estate loans that can be extended to any affiliated borrowing group to $40.0 million. Exceptions to the above policy limits must have the approval of the Chief Executive Officer, Chief Credit Officer and two members of the Credit Committee of the Board of Directors. With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would exceed (i) 15% of the Bank’s net worth if the loan is unsecured, or (ii) 25% of net worth if the loan is secured. Excluding relationships that include loans that have been sold to Fannie Mae and against which Fannie Mae has recourse, the outstanding aggregate loan balance to the Company’s largest lending relationship was $121.5 million at December 31, 2004 which was in compliance with the regulatory limitations.
      Appraisals for multi-family residential and commercial real estate loans are generally conducted either by licensed and certified internal appraisers or qualified external appraisers. In addition, the Company generally reviews internally all appraisals conducted by independent appraisers on multi-family residential and commercial real estate properties.
      Loan Origination and Loan Fees. In addition to interest earned on loans, the Company receives loan origination fees or “points” for many of the loans it originates. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. The Company also offers a number of residential loan products on which no points are charged.
      The Company’s loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2004, the Company had $15.6 million of net deferred loan fees.
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
      Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. Such assets are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). All costs incurred in acquiring or maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

      Delinquent loans. The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	At December 31, 2004				At December 31, 2003				At December 31, 2002

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

		Principal		Principal		Principal		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance
(Dollars in Thousands)	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans

Mortgage loans:
Single-family residential and cooperative apartment	52	$7,855	67	$7,495	18	$1,217	20	$1,526	24	$1,440	40	$3,041
Multi-family residential	3	508	6	1,083	4	936	4	673	4	427	7	1,136
Commercial real estate	7	4,041	27	10,005	2	14,400	17	7,600	3	1,797	13	6,530
Commercial business loans	22	7,637	52	17,895	2	285	40	10,392	16	22,232	38	14,990
Consumer and other loans(1)	34	143	34	327	34	138	42	880	45	263	71	720

Total	118	$20,184	186	$36,805	60	$16,976	123	$21,071	92	$26,159	169	$26,417

Delinquent loans to total loans(2)		0.18%		0.33%		0.28%		0.34%		0.45%		0.45%

(1)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans, piano loans, overdraft checking loans and secured and unsecured personal loans.

(2)	Total loans includes loans receivable less deferred loan fees and unamortized discounts, net.

     Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and OREO at the dates indicated.

					At
	At December 31,				March 31,

(Dollars in Thousands)	2004	2003	2002	2001	2001

Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$7,495	$1,526	$3,041	$4,172	$5,246
Multi-family residential	1,394	1,131	1,136	2,312	524
Commercial real estate	12,517	20,061	11,738	6,780	3,477
Commercial business loans	22,002	12,244	22,495	13,313	6,795
Other loans(1)	236	840	568	1,225	1,534

Total non-accrual loans	43,644	35,802	38,978	27,802	17,576

Loans past due 90 days or more as to:
Interest and accruing	117	40	152	130	322
Principal and accruing(2)	5,517	742	2,482	18,089	17,750

Total past due accruing loans	5,634	782	2,634	18,219	18,072

Total non-performing loans	49,278	36,584	41,612	46,021	35,648

Other real estate owned, net(3)	2,512	15	7	130	235

Total non-performing assets(4)	$51,790	$36,599	$41,619	$46,151	$35,883

Restructured loans	$4,198	$4,345	$4,674	$4,717	$888

Non-performing loans as a percent of total loans	0.44%	0.59%	0.72%	0.78%	0.68%
Non-performing assets as a percent of total assets	0.29%	0.38%	0.52%	0.61%	0.51%
Allowance for loan losses as a percent of total loans	0.90%	1.29%	1.38%	1.33%	1.36%
Allowance for loan losses as a percent of non-performing loans	205.84%	217.32%	193.57%	170.01%	201.18%

(1)	Consists primarily of home equity loans and lines of credit and FHA home improvement loans.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

     Non-performing assets increased $15.2 million or 41.5% to $51.8 million at December 31, 2004 compared to $36.6 million at December 31, 2003. Included in non-performing assets at December 31, 2004 were $20.8 million of non-performing assets acquired from SIB. The increase primarily reflects a $7.8 million increase in non-accrual loans and a $4.8 million increase in loans past due 90 days or more as to principal but still accruing, which loans continued to make payments on a basis consistent with the original repayment schedule. Non-accrual loans had increases of $9.8 million in non-accrual commercial business loans and $6.0 million in non-accrual single-family residential and cooperative apartment loans, which increases were partially offset by a decrease of $7.5 million in non-accrual commercial real estate loans.
      Although non-performing assets increased by $15.2 million at December 31, 2004 compared to December 31, 2003, they decreased significantly by $20.2 million or 28.1% compared to $72.0 million at September 30, 2004. This reduction was primarily due to diligent work-out efforts resulting in loan repayments of approximately $11.7 million from a single non-performing relationship.
      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule amounted to $5.5 million at December 31, 2004. Although these loans increased by $4.8 million during 2004, the Company is working with the borrowers to refinance or extend the term of such loans, at which time, the loans will no longer be deemed non-performing.
      The interest income that would have been recorded during the years ended December 31, 2004, 2003 and 2002 if all of the Bank’s non-accrual loans at the end of each such period had been current in accordance with their terms during such periods was $1.8 million, $1.1 million and $1.3 million, respectively.
      A New York-chartered savings bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department (“Department”), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although the Company believes that its allowance for loan losses was at a level to cover all known and inherent losses in its loan portfolio at December 31, 2004 that were both probable and reasonable to estimate, there can be no assurance that the regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially adjust its allowance for possible loan losses, thereby affecting the Company’s financial condition and results of operations at the date and for the period during which such adjustment must be recognized.
      Criticized and Classified Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, resulting in a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The Company also categorizes assets as “special mention”. These are generally defined as assets that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset. However, they do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.
      The Company’s senior management reviews and classifies loans continually and reports the results of its reviews to the Board of Directors on a monthly basis. The Company has also experienced significant improvement in the level of classified loans during 2004. At December 31, 2004, the Company had classified an aggregate of $83.0 million of assets (a portion of which consisted of non-accrual loans) which was a 22.7% improvement compared to $107.4 million at December 31, 2003. In addition, at such date the Company had $97.1 million of assets that were designated by the Company as special mention.
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
      The formalized process for assessing the level of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of pass, criticized or classified loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria to be characterized as criticized or classified are categorized as pass loans. Each risk level, including pass loans, has an associated reserve factor that increases as the risk level category increases. The reserve factor for criticized and classified loans becomes larger as the risk level increases. The reserve factor for pass loans differs based upon the loan type and collateral type. Commercial business loans have a larger loss factor applied to pass loans since these loans are deemed to have higher levels of known and inherent loss than commercial real estate and multi-family residential loans. The reserve factor is applied to the aggregate balance of loans designated to each risk level to compute the aggregate reserve requirement. This method of analysis is performed on the entire loan portfolio.
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
      The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The measurement value of the Company’s impaired loans is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market prices of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company identifies and measures impaired loans in conjunction with its assessment of the level of the allowance for loan losses. Specific factors used in the identification of impaired loans include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage. Impaired loans totaled $27.8 million at December 31, 2004 with a related allowance allocated of $1.0 million applicable to such loans.
      The Company’s allowance for loan losses amounted to $101.4 million at December 31, 2004 as compared to $79.5 million at December 31, 2003. The Company’s allowance amounted to 0.90% of total loans at December 31, 2004 and 1.29% at December 31, 2003. The allowance for loan losses as a percent of non-performing loans was 205.8% at December 31, 2004 compared to 217.3% at December 31, 2003.
      The Company’s allowance for loan losses increased $21.9 million from December 31, 2003 to December 31, 2004 due to the $24.1 million allowance for loan losses acquired in the SIB transaction and the $2.0 million provision during fiscal 2004 partially offset by charge-offs, net of recoveries, of $4.2 million. The provision recorded reflected the improved quality in the characteristics of the loan portfolio including a reduction in classified loans and net charge-offs as well as the continued emphasis on commercial real estate and business loan originations and the recognition of current economic conditions. Included in the $2.0 million provision were adjustments to the allowance for loan losses by loan category to reflect changes in the Company’s loan mix and risk characteristics.
      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at December 31, 2004 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

				Nine Months	Year
				Ended	Ended
	Year Ended December 31,			December 31,	March 31,

(Dollars in Thousands)	2004	2003	2002	2001	2001

Allowance at beginning of period	$79,503	$80,547	$78,239	$71,716	$70,286
Allowance of acquired institution (SIB)	24,069	—	—	—	—
Provision:
Mortgage loans	2,000	2,300	3,733	4,200	625
Commercial business and other loans(1)	—	1,200	4,267	3,675	767

Total provision	2,000	3,500	8,000	7,875	1,392

Charge-offs:
Mortgage loans	1,227	6,202	1,159	850	120
Commercial business and other loans(1)(2)	10,500	1,179	7,202	1,756	2,489

Total charge-offs	11,727	7,381	8,361	2,606	2,609

Recoveries:
Mortgage loans	5,775	364	1,170	83	1,071
Commercial business and other loans(1)	1,815	2,473	1,499	1,171	1,576

Total recoveries	7,590	2,837	2,669	1,254	2,647

Net loans (charged-off)/recovered	(4,137)	(4,544)	(5,692)	(1,352)	38

Allowance at end of period	$101,435	$79,503	$80,547	$78,239	$71,716

Net loans charged-off to allowance for loan losses	4.08%	5.72%	7.07%	1.73%	N/A
Net loans charged-off to average loans outstanding during year	0.04%	0.08%	0.10%	0.02%	N/A
Allowance for possible loan losses as a percent of total loans	0.90%	1.29%	1.38%	1.33%	1.36%
Allowance for possible loan losses as a percent of total non-performing loans(3)	205.84%	217.32%	193.57%	170.01%	201.18%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Includes in 2004 a $9.2 million charge-off related to the mortgage warehouse line of credit portfolio.

(3)	Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.
     The following table sets forth information concerning the allocation of the Company’s allowance for loan losses by loan category at the dates indicated.

	At December 31,								At March 31,

	2004		2003		2002		2001		2001

	Amount of		Amount of		Amount of		Amount of		Amount of
(Dollars in Thousands)	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)

Mortgage Loans	$71,867	82.8%	$56,549	76.4%	$52,087	73.9%	$53,094	78.1%	$56,769	84.9%
Commercial Business Loans	22,191	7.2	16,974	9.8	22,927	10.3	18,595	11.3	8,899	8.3
Mortgage Warehouse Lines of Credit	5,161	5.9	4,016	8.5	3,516	11.9	4,349	7.6	2,600	3.9
Other Loans(2)	2,216	4.1	1,964	5.3	2,017	3.9	2,201	3.0	3,448	2.9

Total	$101,435	100.0%	$79,503	100.0%	$80,547	100.0%	$78,239	100.0%	$71,716	100.0%

(1)	Percent of loans in each category to total loans.

(2)	Includes home equity loans and lines of credit, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

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
      The Company believes its procedures regarding the assessment of environmental risk are adequate and the Company is unaware of any environmental issues which would subject it to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company’s portfolio will not be adversely affected by unforeseen environmental risks.
Investment Activities
      Investment Policies. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company’s investment and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company’s goals with respect to interest rate risk management. The Company’s current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment-grade corporate and trust obligations, preferred securities, various types of mortgage-related securities, including collateralized mortgage obligations (“CMOs”), commercial paper and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At December 31, 2004, these equity investments totaled $42.1 million. See “— Regulation-Activities and Investments of FDIC-Insured State-Chartered Banks”.
      The Company has the ability to enter into various derivative contracts for hedging purposes to facilitate its ongoing asset/liability management process. The Company’s hedging activities are limited to interest rate swaps, caps and floors with outstanding notional amounts not to exceed in the aggregate 10% of total assets. The objective of any hedging activities is to reduce the Company’s interest rate risk. Similarly, the Company does not invest in mortgage-related securities which are deemed by rating agencies to be “high risk,” or purchase bonds which are not rated investment grade.
      Mortgage-Related Securities. Mortgage-related securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Fannie Mae and the Government National Mortgage Association (“GNMA”). The Company primarily invests in CMO private issuances, which are principally AAA rated and are current pay sequential pass-throughs or planned amortization class structures and CMOs backed by U.S. Government agency securities.
      Mortgage-related securities generally increase the quality of the Company’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. However, the existence of the guarantees or insurance generally results in such securities bearing yields which are less than the loans underlying such securities.
      Freddie Mac is a publicly traded corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the United States, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government — assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by GNMA and backed by the full faith and credit of the U.S. Government. Because Freddie Mac, Fannie Mae and GNMA were established to provide support for low-and middle-income housing, there are limits to the maximum size of one-to-four family loans that qualify for these programs.
      At December 31, 2004, the Company’s $3.48 billion of mortgage-related securities, which represented 19.6% of the Company’s total assets at such date, were comprised of $1.94 billion of AAA rated CMOs and $99.2 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.44 billion of pass through certificates, which were also issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The portfolio increased by $1.27 billion during the year ended December 31, 2004 primarily due to $1.62 billion of mortgage-related securities acquired from SIB combined with $840.3 million of purchases partially offset by proceeds totaling approximately $997.1 million received from principal repayments and sales of $158.3 million. The purchases during the year ended December 31, 2004 primarily consisted of $697.2 million of AAA rated CMOs with an average yield of 4.75%, $44.0 million of Agency CMOs with a weighted average yield of 4.41%, and $98.6 million of Fannie Mae pass through certificates with a weighted average yield of 4.11%.
      At December 31, 2004, the contractual maturity of approximately 88.5% of the Company’s mortgage-related securities was within five years. The actual maturity of a mortgage-related security is generally less than its stated maturity due to repayments of the underlying mortgages. Prepayments at a rate different than that anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles used in the United States (“GAAP”), premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of mortgage-related securities, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in the acceleration of any unamortized premium. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. Under those circumstances, the Company may be subject to reinvestment risk to the extent that the Company’s mortgage-related securities amortize or repay faster than anticipated and the Company is not able to reinvest the proceeds of such repayments and prepayments at comparable rates. During 2004, as mortgage rates increased, the Company experienced a decrease in repayments, prepayments and maturities to $997.1 million for the year ended December 31, 2004 compared to $1.63 billion for the year ended December 31, 2003. As a result, the Company also experienced a corresponding decline in the amortization of premium to $19.4 million for the year ended December 31, 2004 compared to $26.2 million for the year ended December 31, 2003.

      The following table sets forth the activity in the Company’s mortgage-related securities portfolio during the periods indicated, all of which are available-for-sale.

	Year Ended December 31,

(In Thousands)	2004		2003	2002

Mortgage-related securities at beginning of period	$2,211,755		$1,038,742	$902,191
Acquired from SIB acquisition	1,620,015		—	—
Purchases	840,250		2,823,123	1,099,160
Sales	(158,340	) (1)	—	(14,748)
Repayments, prepayments and maturities	(997,105)		(1,627,540)	(940,246)
Amortization of premiums	(19,388)		(26,216)	(5,592)
Accretion of discounts	1,345		2,002	1,271
Change in unrealized gains/(losses) on available-for-sale mortgage-related securities	(19,050)		1,644	(3,294)

Mortgage-related securities at end of period	$3,479,482		$2,211,755	$1,038,742

(1)	The Company recognized a net gain of $2.9 million on the sale of mortgage-related securities during the year ended December 31, 2004. No gain or loss was recognized for the years ended December 31, 2003 and 2002.
     Investment Securities. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, preferred securities, mutual funds, equity securities and corporate and trust obligations. The Company’s investment securities portfolio increased $157.4 million to $454.3 million at December 31, 2004 compared to $296.9 million at December 31, 2003. The increase was due to $469.9 million of securities acquired from SIB combined with purchases of $186.3 million consisting in large part of preferred securities and securities issued by federal agencies, which purchases were partially offset by the proceeds received from maturities, calls and repayments of $332.3 million and from sales of $155.5 million of securities. The sales consisted of $104.1 million of corporate bonds, with a weighted average yield of 3.74%, $39.0 million of preferred securities, with a weighted average yield of 3.24%, and $10.0 million of federal agencies with a weighted average yield of 4.30%. Calls and maturities consisted primarily of $273.9 million federal agency securities with a weighted average yield of 3.63%, $19.4 million of preferred securities with a weighted average yield of 5.13%, $12.9 million of treasury notes and bonds with a weighted average yield of 1.74% and $10.0 million of corporate bonds with a weighted average yield of 6.24%.
      Prior to December 31, 2004, the Company held as part of its available-for-sale portfolio $72.5 million of investment grade Fannie Mae preferred equity securities, predominately bearing fixed-rates, with aggregate unrealized losses of $12.7 million ($8.3 million after-tax). Such unrealized losses were treated as a reduction of other comprehensive income and thus, a reduction to equity. However, as a result of recent events at Fannie Mae, the Company recorded these previously unrealized losses as an other-than-temporary impairment as of December 31, 2004. Consequently, the aggregate amortized cost of these securities were reduced by $12.7 million and a corresponding other-than-temporary impairment charge to net loss on securities was recognized. This non-cash charge reduced diluted earnings per share by $0.12 for the year ended December 31, 2004 but did not reduce stockholders’ equity or related capital ratios since it was previously recorded as an unrealized loss in stockholders’ equity. At December 31, 2004, these securities had an effective yield of 6.47% and were rated AA- and Aa3 by Standard & Poor’s and Moody’s.

      The following table sets forth the activity in the Company’s investment securities portfolio, all of which are available-for-sale, during the periods indicated.

	Year Ended December 31,

(In Thousands)	2004		2003		2002

Investment securities at beginning of period	$296,945		$224,908		$125,803
Acquired from SIB Acquisition	469,947		—		—
Purchases	186,291		225,240		226,071
Sales	(155,495	) (1)	(48,410	) (1)	(90,334	) (1)
Maturities, calls and repayments	(332,330)		(101,535)		(38,104)
Amortization of premium	(726)		(223)		(70)
Accretion of discounts	187		128		89
Other-than-temporary impairment charge on securities	(12,737)		—		—
Change in unrealized gains/(losses) on available-for-sale investment securities	2,223		(3,163)		1,453

Investment securities at end of period	$454,305		$296,945		$224,908

(1)	The Company recognized a net gain of $1.0 million, a net gain of $0.5 million and a net gain of $0.4 million on the sale of investment securities during the years ended December 31, 2004, 2003 and 2002, respectively.
     The following table sets forth information regarding the amortized cost and fair value of the Company’s investment and mortgage-related securities at the dates indicated.

	At December 31,

	2004		2003		2002

	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(In Thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Investment securities:
U.S. Government and agencies	$212,016	$212,068	$15,549	$15,585	$14,578	$14,634
Corporate	89,093	89,381	119,013	119,575	154,680	155,292
Municipal	4,630	4,866	4,282	4,590	5,413	5,735
Equity Securities:
Preferred	146,604	146,930	158,462	155,869	47,435	48,084
Common	486	1,060	386	1,326	386	1,163

Total investment securities	452,829	454,305	297,692	296,945	222,492	224,908

Mortgage-related securities:
Fannie Mae	449,182	451,375	142,956	146,177	274,911	278,516
GNMA	7,259	7,563	8,981	9,655	14,807	15,931
Freddie Mac	973,750	978,235	5,140	5,411	8,422	8,899
CMOs	2,057,221	2,042,309	2,043,558	2,050,512	731,126	735,396

Total mortgage-related securities	3,487,412	3,479,482	2,200,635	2,211,755	1,029,266	1,038,742

Total securities available-for-sale	$3,940,241	$3,933,787	$2,498,327	$2,508,700	$1,251,758	$1,263,650

      The following table sets forth certain information regarding the contractual maturities of the Company’s investment and mortgage-related securities at December 31, 2004, all of which were classified as available-for-sale.

	At December 31, 2004, Contractually Maturing

		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1-5	Average	6-10	Average	Over 10	Average
(Dollars in Thousands)	Year	Yield (1)	Years	Yield (1)	Years	Yield (1)	Years	Yield (1)	Total

Investment securities:
U.S. Government and agencies	$31,013	1.67%	$8,709	2.41%	$100,172	4.29%	$72,174	5.00%	$212,068
Corporate	5,043	2.34	6,889	5.83	5,792	4.06	71,657	1.96	89,381
Municipal	107	5.08	1,837	7.47	261	7.20	2,661	6.39	4,866
Mortgage-related securities:
Fannie Mae	12,079	4.75	301,925	4.43	115,442	4.88	21,929	5.25	451,375
GNMA	98	7.96	7,028	6.20	437	7.29	—	—	7,563
Freddie Mac	272	0.82	939,382	4.64	37,644	4.90	937	5.58	978,235
CMOs	410,266	4.98	1,409,768	4.39	222,275	4.59	—	—	2,042,309

Total	$458,878	4.72%	$2,675,538	4.49%	$482,023	4.62%	$169,358	3.77%	$3,785,797

(1)	The weighted average yield is based on amortized cost.
Sources of Funds
      General. Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal and interest payments, maturities and sales of securities, interest on securities and borrowings. Loan payments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.
      Depending upon market conditions and funding needs, the Company at times uses brokered certificates of deposit (“CDs”) as an alternatives source of funds. The brokered CDs are issued by nationally recognized brokerage firms. The Company had $33.0 million of brokered CDs outstanding at December 31, 2004.
      Deposits. The Company’s product line is structured to attract both consumer and business prospects. The current product line includes negotiable order of withdrawal (“NOW”) accounts (including the “Active Management” NOW accounts), money market accounts, non-interest-bearing checking accounts, passbook and statement savings accounts, business checking accounts, cash management services, New Jersey municipal deposits, Interest on Lawyers Trust Accounts (“IOLTA”), Interest on Lawyers Accounts (“IOLA”) and term certificate accounts (including brokered CDs).
      During 2002, the Company’s product line was expanded to attract middle market business and larger corporate customers by offering a full suite of non-credit cash management services. The current product line includes lockbox services, sweep accounts, automated clearing house (ACH) services, account reconciliation services, escrow services, zero balance accounts, cash concentration, wire transfer services, and a cash management suite of services business customers can access via the internet. Business customers benefit from these services through reduced operational costs, accelerated funds availability, and increased interest income. The primary goal in development of these services was to increase core deposits from business customers by offering additional products and services where fees are offset with compensating balances on deposit. Accounting for these service dollars and compensating balances are calculated through the Company’s account analysis system, which provides its customers with earnings credits applied against equivalent balances for services.
      Development of these products and services was designed to penetrate new markets by obtaining larger deposit relationships from business customers as well as offering borrowing customers additional business banking products in order to increase their deposit relationships. Approximately 1,200 business customers are using some form of cash management services as of December 31, 2004.
      The Company’s deposits are obtained primarily from the areas in which its branch offices are located. Prior to 2004 the Company neither paid fees to brokers to solicit funds for deposit nor did it actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more. However, the Company assumed $281.4 million of brokered CDs as a result of the SIB acquisition and had $33.0 million of brokered CDs outstanding at December 31, 2004.
      The Company attracts deposits through a network of convenient office locations offering a variety of accounts and services, competitive interest rates and convenient customer hours. The Company’s branch network consists of 123 branch offices. During the year ended December 31, 2004 the Company opened six branches: three in Manhattan, New York, two in Nassau County, New York and one in Middlesex County, New Jersey. As a result of the SIB acquisition, the Company continues to hold over 32% of the deposits in the Staten Island market which as of June 30, 2004 was the highest percentage held by any one depository institution on Staten Island.
      The Company currently expects to expand its branch network through the opening of approximately six additional branch offices during 2005. During the first quarter of 2005 the Company opened two branches in Manhattan, New York.
      During 2002, the Company also expanded its retail banking services to include a private banking/wealth management group. This group was added to broaden and diversify the Company’s customer base and offers personalized and specialized services, including a carefully selected range of managed investment alternatives through third parties, to meet the needs of the Company’s clients. As of December 31, 2004, the private banking/wealth management group had $227.6 million in deposits of which $185.7 million or 81.6% were core deposits compared to $131.0 million in deposits of which $130.8 million were core deposits at December 31, 2003. In addition, this group had $41.6 million and $35.9 million of primarily multi-family and commercial business loans outstanding at December 31, 2004 and December 31, 2003, respectively.
      In addition to its branch network, the Company currently maintains 183 ATMs in or at its branch offices and 30 ATMs at remote sites. The Company currently plans to install 20 additional ATMs in its offices and four ATMs at remote sites by the end of calendar 2005.
      Supplementing the Company’s branch and ATM network, are its Call Center, the Interactive Voice Response unit and its Internet Banking services. On an average monthly basis, the Company’s call center responds and processes over 59,000 customer transactional requests and informational inquiries. The Call Center also provides account-opening services and can accept loan applications related to the Company’s consumer loan product line. The Interactive Voice Response unit provides automated voice and touch-tone information to nearly 393,000 telephoned inquiries per month. The Company’s Internet Banking site currently has approximately 75,000 users and provides a wide range of product and account information to both existing and new customers. Services on this site include account-opening capabilities, consumer loan applications, on-line bill paying and other products and services.
      Deposit accounts offered by the Company vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company is not limited with respect to the rates it may offer on deposit accounts. In determining the characteristics of its deposit accounts, consideration is given to the profitability to the Company, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by the Company’s competitors.
      The Company’s focus on customer service has facilitated its growth and retention of lower costing NOW accounts, money market accounts, non-interest bearing checking accounts, business checking accounts and savings accounts, which generally bear interest rates substantially less than certificates of deposit. At December 31, 2004, these types of deposits amounted to $7.03 billion or 75.6% of the Company’s total deposits. During the year ended December 31, 2004, the weighted average rate paid on the Company’s deposits, excluding certificates of deposit was 0.63%, as compared to a weighted average rate of 1.58% paid on the Company’s certificates of deposit during this period. At December 31, 2004, approximately 53.4% of the Company’s certificates of deposit portfolio was scheduled to mature within one year, reflecting customer preference to maintain their deposits with relatively short terms during the current economic environment.
      The Company’s deposits increased $4.00 billion or 75.4% to $9.31 billion at December 31, 2004 from December 31, 2003. One of the primary benefits of the SIB acquisition was the addition of its branch office network and the associated deposit base of $3.79 billion. The remainder of the increase was due to deposit inflows of $129.6 million combined with interest credited of $85.4 million. For further information regarding the Company’s deposit liabilities see Note 11 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      The following table sets forth the activity in the Company’s deposits during the periods indicated.

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Deposits at beginning of period	$5,304,097	$4,940,060	$4,794,775
Deposits of acquired institution (SI Bank)	3,786,020	—	—
Other net increase before interest credited	129,588	310,780	63,648
Interest credited	85,359	53,257	81,637

Net increase in deposits	4,000,967	364,037	145,285

Deposits at end of period	$9,305,064	$5,304,097	$4,940,060

      The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

	At December 31,

(In Thousands)	2004	2003	2002

0.01% to 1.49%	$889,289	$784,734	$381,635
1.50% to 1.99%	253,834	51,754	612,088
2.00% to 2.99%	200,353	84,664	71,626
3.00% to 3.99%	344,084	252,363	253,431
4.00% to 4.99%	427,794	78,809	97,350
5.00% to 5.99%	117,955	105,348	144,224
6.00% to 6.99%	27,473	19,281	25,648
7.00% to 8.99%	10,633	1,949	3,250

	$2,271,415	$1,378,902	$1,589,252

      The following table sets forth the amount and remaining contractual maturities of the Company’s certificates of deposit at December 31, 2004.

		Over Six	Over One	Over Two
	Six	Months	Year	Years	Over
	Months	Through	Through	Through	Three
(In Thousands)	Or Less	One Year	Two Years	Three Years	Years	Total

0.01% to 1.49%	$584,482	$225,987	$71,503	$2,362	$4,955	$889,289
1.50% to 1.99%	193,397	23,051	8,122	29,101	163	253,834
2.00% to 2.99%	55,659	39,791	35,744	5,747	63,412	200,353
3.00% to 3.99%	25,639	14,412	9,423	259,498	35,112	344,084
4.00% to 4.99%	8,257	3,925	32,257	116,531	266,824	427,794
5.00% to 5.99%	17,320	5,127	32,294	51,876	11,338	117,955
6.00% to 6.99%	5,226	10,773	11,196	22	256	27,473
7.00% to 8.99%	501	483	—	8,413	1,236	10,633

Total	$890,481	$323,549	$200,539	$473,550	$383,296	$2,271,415

      As of December 31, 2004, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $745.3 million. The following table presents the maturity of these certificates of deposit at such date.

(In Thousands)	Amount

3 months or less	$155,484
Over 3 months through 6 months	66,604
Over 6 months through 12 months	105,974
Over 12 months	417,234

$745,296

      Borrowings. The Company may obtain advances from the FHLB of New York based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts, to fund increased lending or for investment purchases. The Company had $2.59 billion of FHLB advances outstanding at December 31, 2004 with maturities of eight years or less with approximately 51.0% having a maturity of less than one year. At December 31, 2004 the Company had the ability to borrow, from the FHLB, an additional $1.27 billion on a secured basis, utilizing mortgage-related loans and securities as collateral. Another funding source available to the Company is repurchase agreements with the FHLB and other counterparties. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At December 31, 2004, the Company had $2.92 billion of repurchase agreements outstanding with the majority maturing between two and five years.
      Borrowings (not including subordinated notes) increased $2.59 billion to $5.51 billion at December 31, 2004 compared to $2.92 billion at December 31, 2003. The increase was principally due to $2.65 billion of borrowings acquired from SIB.
      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company, in anticipation of a rising interest rate environment, chose to lengthen the duration of its borrowings. As a result, during the year ended December 31, 2004, the Company borrowed approximately $1.43 billion of three to four year fixed-rate borrowings at a weighted average interest rate of 3.26%. The Company also borrowed $875.0 million of short-term low costing floating-rate borrowings. These borrowings generally mature within 30 days and have a weighted average interest rate of 2.39%. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits. During the year ended December 31, 2004, the Company also paid-off $2.40 billion of primarily short-term borrowings that matured at a weighted average interest rate of 1.13%.
      The Company is managing its leverage position and had a borrowings (including subordinated notes) to asset ratio of 33.3% at December 31, 2004 and 32.1% at December 31, 2003.
      For further discussion see “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Business Strategy-Controlled Growth” set forth in Item 7 hereof and Note 12 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
Trust Activities
      The Bank also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trust. Trust and investment services are offered through the Bank’s Trust Department which was acquired as a result of the SIB acquisition. Fiduciary and investment services are provided primarily to persons and entities located in the banking branch market area. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 2004, the Trust Department maintained approximately 305 trust/fiduciary accounts with an aggregate value of $242.0 million.
      The accounts maintained by the Trust/ Investment Services Department consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank has responsibility for administration and investment management and/or investment advice. The Bank also utilizes outside investment partners for the Investment Management and Trust process. “Non-managed” accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees depending upon the level and type of service provided. The Trust Department administers various trust accounts (revocable, irrevocable, charitable trusts and trusts under wills), agency accounts (various investment fund products), estate accounts and employee benefit plan accounts (assorted plans and IRA accounts).
Employees
      The Company had 2,017 full-time employees and 504 part-time employees at December 31, 2004. None of these employees are represented by a collective bargaining agreement or agent and the Company considers its relationship with its employees to be good.
Subsidiaries
      At December 31, 2004, the Holding Company’s two active subsidiaries were the Bank and Mitchamm Corp. (“Mitchamm”).
      Mitchamm Corp. Mitchamm was established in September 1997 primarily to operate Mail Boxes Etc. (“MBE”) franchises, which provide mail services, packaging and shipping services primarily to individuals and small businesses. Mitchamm had the area franchise for MBE in Brooklyn, Queens and Staten Island. During 2003, Mitchamm sold the MBE franchise for a gain of $0.3 million. Mitchamm currently operates one facility.
      BNB Capital Trust. BNB Capital Trust (the “Issuer Trust”) (assumed by the Holding Company as part of the acquisition of Broad) is a statutory business trust formed under Delaware law in June 1997. As a result of the Broad acquisition, the Issuer Trust is wholly owned by the Holding Company. In accordance with the terms of the trust indenture, the Trust redeemed all of its outstanding 9.5% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) totaling $11.5 million, at $10.00 per share, effective June 30, 2002. Accordingly, the Issuer Trust is now considered to be an inactive subsidiary. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7 hereof and “Financial Statements and Supplementary Data” set forth in Item 8 hereof for additional information.
      The following are the subsidiaries of the Bank:
      Independence Community Investment Corp. (“ICIC”). ICIC was established in December 1998, and is the Delaware-chartered holding company for Independence Community Realty Corp. (“ICRC”), Renaissance Asset Corporation (“RAC”) and Staten Island Funding Corporation (“SIFC”). On December 18, 1998 the Bank transferred 1,000 shares of ICRC’s common stock, par value $.01 per share, and 9,889 shares of junior preferred stock, stated value $1,000 per share, to ICIC in return for all 1,000 shares of ICIC’s common stock, par value $.01 per share. At December 31, 2004, ICIC held $232.5 million of securities available-for-sale and $407.1 million of cash and cash equivalents.
      Independence Community Realty Corp. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Bank transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC’s common stock and all 10,000 shares of ICRC’s 8% junior preferred stock. In January 1997, 111 officers and employees of the Bank each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At December 31, 2004, ICRC held $1.89 billion of loans and $39.1 million of short-term investments.
      Renaissance Asset Corporation. RAC, which was acquired from Broad, was established by Broad National Bank (“Broad National”) in November 1997 as a New Jersey real estate investment trust. At December 31, 2004, RAC held $564.0 million of loans and $598.5 million of short-term investments. Effective January 1, 2003, RAC was merged into a newly formed Delaware corporation, also called Renaissance Asset Corporation, with the Delaware company being the surviving entity. Pursuant to the terms of the merger, each share of common and preferred stock of the New Jersey corporation was converted into an identical share of the Delaware corporation.
      Staten Island Funding Corporation. SIFC, which was acquired from SIB, was established by SI Bank in 1998 as a Maryland real estate investment trust. At December 31, 2004, SIFC held $428.1 million of loans and $291.6 million of short-term investments.
      Independence Community Insurance Agency, Inc. (“ICIA”). ICIA was established in 1984. ICIA was formed as a licensed life insurance agency to sell the products of the new mutual insurance company formed by the Savings Bank Life Insurance Department of New York.
      Wiljo Development Corp. (“Wiljo”). The assets of Wiljo consist primarily of the office space in the building in which the Company’s executive office is located and its limited partnership interest in the partnership which owns the remaining portion of the building. At December 31, 2004, Wiljo had total assets of $8.5 million and the Company’s equity investment in Wiljo amounted to $7.8 million.
      Broad National Realty Corp. (“BNRC”). BNRC was established by Broad National in July 1987. The assets of BNRC consist primarily of an office building located at 909 Broad Street, Newark, New Jersey. BNRC is also the holding company for BNB Horizons Inc. (“Horizon”). BNRC had total assets of $2.8 million at December 31, 2004.
      Broad Horizons Inc. Horizon was established by Broad National in May 1998 to manage vacant land located at 901 Broad Street, Newark, New Jersey. Horizon’s assets totaled $203,000 at December 31, 2004.
      BNB Investment Corp. (“Investment Corp”). Investment Corp. was established by Broad National in February 1987 to hold various investment securities. Investment Corp. had total assets of $62.0 million at December 31, 2004.
      SIB Investment Corporation (“SIBIC”). SIBIC was established by SI Bank in 1998 to manage certain investments of SI Bank. SIBIC is currently inactive and had no assets at December 31, 2004.
      Bronatoreo, Inc. (“Bronatoreo”). Bronatoreo was established by Broad National in August 1992 to maintain parking lots located behind 905 Broad Street, Newark, New Jersey. Bronatoreo had total assets of $1.9 million at December 31, 2004.
      Statewide Financial Services (“SFS”). SFS was established by Statewide Savings Bank, S.L.A. in July 1985 to sell annuity products. SFS is currently inactive with no assets.
      SIB Financial Services Corporation (“SIBFSC”). SIBFSC was established by SI Bank in 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of SBLI USA Mutual Insurance Company, Inc. SIBFSC is currently inactive and had no assets at December 31, 2004.
      ICM Capital L.L.C. (“ICMC”). ICMC was established in July 2003 to act as a mortgage lender and to participate in the Fannie Mae DUS program. ICMC is 66.67% owned by the Bank and 33.33% owned by Meridian Company. At December 31, 2004, ICMC assets totaled $8.3 million. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”.
      SIB Mortgage Corp. (“SIBMC”). SIBMC was established by SI Bank in 1998 to participate in the mortgage banking business. In March 2004 the majority of SIBMC’s assets (consisting primarily of loans) and operations were sold as part of a plan to exit the mortgage banking business. The Company continues to wind down the operations of SIBMC and has reduced the balance of such loans held by SIBMC from $298.7 million at April 12, 2004 to $69.0 million at December 31, 2004.
      Independence Community Commercial Reinvestment Corp. (“ICCRC”). ICCRC was established in July 2004. ICCRC is an economic development organization awarded New Market Tax Credit (“NMTC”) allocations in 2004 from the Community Development Financial Institutions Fund of the U.S. Department of Treasury. The NMTC Program promotes business and economic development in low-income communities. The NMTC Program permits ICCRC to receive a credit against federal income taxes for making qualified equity investments in investment vehicles known as Community Development Entities. The credits provided to ICCRC total 39% of the initial value of the $113.0 million investment and will be claimed over a seven-year credit allowance period. ICCRC had total assets of $113.0 million at December 31, 2004.
      ICB Leasing Corp. (“Leasing Corp.”). Leasing Corp. was established in September 2004 to engage in the business of equipment leasing. At December 31, 2004, Leasing Corp. had total assets of $10.3 million.

Regulation
      Set forth below is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
The Holding Company
      General. Upon consummation of the Conversion, the Holding Company became subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended (“HOLA”), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because the Bank made an election under Section 10(l) of HOLA to be treated as a “savings association” for purposes of Section 10(e) of HOLA. As a result, the Holding Company registered with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Holding Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the Department and the SEC. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and affiliates thereof.
      Activities Restrictions. The Holding Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), companies which applied to the OTS to become unitary savings and loan holding companies after May 4, 1999 will be restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender (“QTL”) test, as discussed under “-Qualified Thrift Lender Test,” then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See “-Qualified Thrift Lender Test.”
      The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution’s disclosure of the customer’s financial information to non-affiliated third parties. Such regulations became mandatory as of July 1, 2001.
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
      Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the “Code”). A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).
      The QTL test set forth in the HOLA requires that qualified thrift investments (“QTIs”) represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At December 31, 2004, approximately 92.3% of the Bank’s assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.
      Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.
      In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2004, the Bank was in compliance with the above restrictions.
      Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.
      The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act (“FDIA”); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).
      Federal Securities Laws. The Holding Company’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Holding Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.
The Bank
      General. The Bank is subject to extensive regulation and examination by the Department, as its chartering authority, and by the FDIC, as the insurer of its deposits, and is subject to certain requirements established by the OTS as a result of the Holding Company’s savings and loan holding company status. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Company, the Bank and their operations.
      Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System.
      The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights.
      The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier II) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2004, the Bank exceeded each of its capital requirements. See Note 22 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Activities and Investments of New York-Chartered Savings Banks. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. See “-Activities and Investments of FDIC Insured State-Chartered Banks.” These New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank’s assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank’s lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the “leeway” authority, make investments not otherwise permitted under the New York Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank’s assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York Banking Law, savings banks are authorized to elect to invest under a “prudent person” standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the “prudent person” standard, it will be unable to avail itself of the other provisions of the New York Banking Law and regulations which set forth specific investment authority. A New York-chartered stock savings bank may also exercise trust powers upon approval of the Department.
      Under New York Banking Law, the Department has the authority to maintain the power of state-chartered banks reciprocal with those of a national bank.
      New York-chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the Department. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the savings bank’s assets, and such investments, together with the savings bank’s loans to its service corporations, may not exceed 10% of the savings bank’s assets.
      With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.
      Activities and Investments of FDIC-Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.
      Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991, (ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank’s tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of December 31, 2004, the book value of the Bank’s investments under this exception was $42.1 million, which equaled 4.65% of its Tier I capital. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control.
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

      Prompt Corrective Action. Section 38 of the FDIA provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) “well capitalized” if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a “significantly undercapitalized” institution as “critically undercapitalized.”
      An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.
      As December 31, 2004, the Bank had capital levels which qualified it as a “well-capitalized” institution. See Note 22 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      FDIC Insurance Premiums. The Bank is a member of the Bank Insurance Fund (“BIF”) administered by the FDIC but has deposit accounts insured by both the BIF and the Savings Association Insurance Fund (“SAIF”). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases involving SAIF-insured deposits. Such SAIF-insured deposits amounted to $3.12 billion as of December 31, 2004. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order poses a serious threat to the FDIC.
      The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which would result in termination of the Bank’s deposit insurance.
      Since January 1, 2000, all FDIC insured institutions are assessed the same rate for their BIF and SAIF assessable deposits to fund the Financing Corporation. Based upon the $7.61 billion of BIF-assessable deposits and $3.12 billion of SAIF-assessable deposits at December 31, 2004, the Bank expects to pay approximately $386,000 in insurance premiums per quarter during calendar 2005.
      Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had $33.0 million outstanding brokered deposits at December 31, 2004. The Company had no brokered deposits outstanding at December 31, 2003.
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
      The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Bank, the FDIC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The Bank’s latest federal CRA rating based upon its last examination is “satisfactory.”
      The Company is also subject to provisions of the New York Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (“NYCRA”), which are similar to those imposed by the CRA. The NYCRA requires the Department to make an annual written assessment of a bank’s compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Department to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank’s latest NYCRA rating received from the Department based upon its last examination is “satisfactory.”
      Limitations on Dividends. The Holding Company is a legal entity separate and distinct from the Bank. The Holding Company’s principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements including a requirement, as a result of the Holding Company’s savings and loan holding company status, that the Bank notify the Director of the OTS not less than 30 days in advance of any proposed declaration by its directors of a dividend.
      Under New York Banking Law, a New York-chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Department is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its net profits of the preceding two years, subject to certain adjustments.
      During 2004, as part of the SIB acquisition, the Bank requested and received approval from the Department and notified the OTS of the distribution to the Company of an aggregate $400.0 million.

The Bank declared and funded $370.0 million to pay the cash portion of the merger consideration paid in the acquisition. The remaining $30.0 million is expected to be declared and funded in 2005. During 2003, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million. The Bank declared $75.0 million and funded $50.0 million during 2003 with the remaining $25.0 million to be funded in 2005. The Bank expects the remaining approved but undeclared $25.0 million dividend to be declared and funded during 2005. During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. The distributions, other than the one in 2004 used to fund the cash portion of the consideration paid in the SIB acquisition, were primarily used by the Company to fund the Company’s open market stock repurchase programs, dividends and the increase in October 2002 of the Company’s minority investment in Meridian Capital. See “Business-Lending Activities-Multi-Family Residential Lending”.
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
      Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $3.96 billion of FHLB borrowings outstanding at December 31, 2004.
      As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At December 31, 2004, the Bank had approximately $197.9 million in FHLB stock, which resulted in its compliance with this requirement.
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
      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts and personal and business demand deposits) and non-personal time deposits. As of December 31, 2004, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.
Sarbanes-Oxley Act of 2002
      On July 30, 2002, the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud was signed into law. In addition to the establishment of a new accounting oversight board (the Public Company Accounting Oversight Board) which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Act restricts the provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require pre-approval by the Company’s audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
      Longer prison terms were legislated for corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.
      The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the Company’s “registered public accounting firm” (“RPAF”). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an “audit committee financial expert” (as such term is defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.
      As a result of the Act, the SEC has promulgated numerous regulations implementing various provisions of the Act.
Taxation
     Federal Taxation
      General. The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below.
      The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company’s federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 2000.
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

      At December 31, 2004, the Bank’s total federal pre-1988 reserve was approximately $30.0 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.
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
     State and Local Taxation
      New York State and New York City Taxation. The Company and certain eligible and qualified subsidiaries report income on a combined calendar year basis to both New York State and New York City. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State (b) 3% of “alternative entire net income” allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed in an amount equal to the greater of 9% of “entire net income” allocable to New York City or similar alternative taxable methods and rates as New York State.
      A Metropolitan Transportation Business Tax Surcharge on Corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2004, the surcharge rate is 20.4% of New York State franchise tax liability.
      New York State enacted legislation in 1996, which among other things, decoupled the Federal and New York State tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt reserve method under Section 593 of the Code. Thus, provided the Bank continues to satisfy certain definitional tests and other conditions, for New York State and City income tax purposes, the Bank is permitted to continue to use the special reserve method for bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the Bank’s loss history (“Experience Method”) or a statutory percentage equal to 32% of the Bank’s New York State or City taxable income (“Percentage Method”).
      If the Bank fails to meet certain thrift assets and definitional tests for New York State and New York City tax purposes, it would have to recapture into taxable income approximately $149.6 million of previously recognized bad debt deductions. As of December 31, 2004 no related deferred taxes have been recognized.
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

ITEM 2.      Properties
       The Company’s executive and administrative offices are located at 195 Montague Street, Brooklyn, New York. The Company owns the space it occupies in this facility. At December 31, 2004, the Company maintained 123 branches of which 43 were owned and 80 were leased under various lease agreements expiring at various times through 2098. The Company is also obligated under various other leases for facilities to support its private banking/wealth management group and the expansion of its commercial real estate lending activities out of the New York metropolitan area. Additional information regarding properties and lease commitments are included in Notes 8 and 19 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof. The Company believes that its facilities are adequate to meet its present and immediate foreseeable needs.
ITEM 3.      Legal Proceedings
       The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the opinion of management, in the aggregate, will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.
ITEM 4.      Submission of Matters to a Vote of Security Holders
       None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
       The common stock trades on the Nasdaq National Market System under the symbol “ICBC”. As of December 31, 2004, there were 84,928,719 shares of common stock outstanding including 28,200,070 shares issued as part of the consideration paid in connection with the acquisition of SIB which was effective as of the close of business on April 12, 2004. (See Note 2 in “Notes to Consolidated Financial Statements” set forth in Item 8 hereof).
      Effective July 1, 2004, the Company’s Certificate of Incorporation was amended to increase the amount of authorized common stock the Company may issue from 125 million shares to 250 million shares. The Company’s stockholders approved and authorized such amendment at the annual meeting of stockholders held on June 24, 2004.
      As of February 28, 2005 the Holding Company had 16,395 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.
      The following table sets forth the high and low closing stock prices of the Holding Company’s common stock as reported by the Nasdaq National Market System. Price information appears in major newspapers under the symbols “IndepCmntyBk” or “IndpCm”.

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003

	High	Low	High	Low

First Quarter	$41.41	$34.92	$27.04	$25.14
Second Quarter	40.93	35.24	28.90	25.31
Third Quarter	40.49	35.03	36.03	28.47
Fourth Quarter	43.18	36.95	38.74	34.50
      The following table sets forth the high and low bid information of the Holding Company’s common stock as reported by the Nasdaq National Market System. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003

Bid	High	Low	High	Low

First Quarter	$41.45	$34.70	$29.89	$24.68
Second Quarter	41.54	35.02	28.88	24.95
Third Quarter	40.65	34.82	36.03	27.70
Fourth Quarter	43.35	36.54	39.02	34.30
      The following schedule summarizes the cash dividends per share of common stock paid by the Holding Company during the periods indicated. Dividends are paid quarterly.

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003

First Quarter	$0.22	$0.15
Second Quarter	0.23	0.16
Third Quarter	0.24	0.17
Fourth Quarter	0.25	0.20
      The following schedule summarizes the total cash dividends paid by the Holding Company on its common stock during the periods indicated.

	Year Ended	Year Ended
(In Thousands)	December 31, 2004	December 31, 2003

First Quarter	$11,159	$7,798
Second Quarter	18,176	8,118
Third Quarter	19,222	8,585
Fourth Quarter	20,266	10,043
      On January 28, 2005, the Board of Directors declared a quarterly cash dividend of $0.26 per share of Common Stock, payable on February 24, 2005, to stockholders of record at the close of business on February 10, 2005.
      See “Liquidity and Commitments” set forth in Item 7 hereof and Notes 1 and 24 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for discussions of the restrictions on the Holding Company’s ability to pay dividends.

      The following table contains information about the Company’s purchases of its equity securities pursuant to its eleventh stock repurchase plan during the quarter ended December 31, 2004.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Remaining
	Total Number	Average Price	Part of a	Shares that May Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 1 — October 31, 2004	—	$—	—	2,790,329
November 1 — November 30, 2004	—	—	—	2,790,329
December 1 — December 31, 2004	—	—	—	2,790,329

Total	—	$—	—

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. Since that announcement, the Company has purchased 209,671 shares for an aggregate cost of $6.9 million at an average price per share of $32.82. The Company did not purchase any shares during the year ended December 31, 2004. The Company resumed its stock buyback program in the first quarter of 2005. There is no expiration period for the eleventh stock repurchase plan.
      See Item 12 hereto for information regarding the Company’s equity plans required by Item 201(d) of Regulation S-K.

ITEM 6.	Selected Consolidated Financial and Other Data

	At December 31,				At March 31,

(In Thousands)	2004	2003	2002	2001	2001

Selected Financial Condition Data:
Total assets	$17,753,430	$9,546,607	$8,023,643	$7,624,798	$7,010,867
Cash and cash equivalents	360,877	172,028	199,057	207,633	277,762
Investment securities available-for-sale	454,305	296,945	224,908	125,803	201,198
Mortgage-related securities available-for-sale	3,479,482	2,211,755	1,038,742	902,191	720,549
Loans available-for-sale	96,671	5,922	114,379	3,696	—
Loans receivable, net	11,147,157	6,092,728	5,736,826	5,796,196	5,189,725
Goodwill(1)	1,155,572	185,161	185,161	185,161	185,161
Identifiable intangible assets, net	79,056	190	2,046	8,981	13,833
Deposits	9,305,064	5,304,097	4,940,060	4,794,775	4,666,057
Borrowings	5,511,972	2,916,300	1,931,550	1,682,788	1,309,293
Subordinated notes	396,332	148,429	—	—	—
Trust preferred securities(2)	—	—	—	11,067	11,067
Total stockholders’ equity	2,304,043	991,111	920,268	880,533	813,156

				For the Nine	For the
				Months Ended	Year Ended
	For the Year Ended December 31,			December 31,	March 31,

(Dollars In Thousands, Except Per Share Data)	2004	2003	2002	2001	2001

Selected Operating Data:
Interest income	$689,408	$440,120	$485,503	$362,206	$470,702
Interest expense	213,915	147,375	175,579	172,626	247,457

Net interest income	475,493	292,745	309,924	189,580	223,245

Provision for loan losses	2,000	3,500	8,000	7,875	1,392

Net interest income after provision for loan losses	473,493	289,245	301,924	181,705	221,853
Net (loss) gain on loans and securities	(8,535)	765	557	2,850	3,398
Other non-interest income	130,044	111,974	74,561	41,623	34,940
Amortization of goodwill(1)	—	—	—	—	14,344
Amortization of intangible assets	8,268	1,855	6,971	5,761	6,880
Other non-interest expense	262,807	186,948	178,084	109,880	131,602

Income before provision for income taxes	323,927	213,181	191,987	110,537	107,365
Provision for income taxes	111,755	76,211	69,585	40,899	45,329

Net income	$212,172	$136,970	$122,402	$69,638	$62,036

Basic earnings per share	$2.96	$2.74	$2.37	$1.33	$1.11

Diluted earnings per share	$2.84	$2.60	$2.24	$1.27	$1.10

(footnotes on next page)

				At or For the
				Nine Months	At or For the
	At or For the Year Ended			Ended	Year Ended
	December 31,			December 31,	March 31,

(Dollars In Thousands, Except Per Share Data)	2004	2003	2002	2001(3)	2001

Key Operating Ratios and Other Data:
Performance Ratios:(4)
Return on average assets	1.37%	1.58%	1.55%	1.27%	0.91%
Return on average equity	11.31	14.60	13.56	11.01	7.60
Return on average tangible assets	1.46	1.61	1.59	1.30	0.94
Return on average tangible equity	21.79	18.20	17.19	14.38	10.24
Average interest-earning assets to average interest-bearing liabilities	102.17	105.10	106.51	106.55	107.25
Interest rate spread(5)	3.43	3.58	4.08	3.55	3.23
Net interest margin(5)	3.46	3.68	4.23	3.77	3.51
Non-interest expense to average assets	1.75	2.18	2.34	2.10	2.23
Efficiency ratio(6)	43.40	46.19	46.32	47.53	50.97
Dividend payout ratio(7)	33.10	26.15	22.32	21.26	27.27
Cash dividends declared per common share	$0.94	$0.68	$0.50	$0.27	$0.30
Asset Quality Ratios:
Non-performing loans as a percent of total loans at end of period	0.44%	0.59%	0.72%	0.78%	0.68%
Non-performing assets to total assets at end of period(8)	0.29	0.38	0.52	0.61	0.51
Allowance for loan losses to non-performing loans at end of period	205.84	217.32	193.57	170.01	201.18
Allowance for loan losses to total loans at end of period	0.90	1.29	1.38	1.33	1.36
Capital and Other Information:(4)
Equity to assets at end of period	12.98%	10.38%	11.47%	11.54%	11.60%
Leverage capital(9)	5.51	8.14	8.73	8.60	8.20
Total capital to risk-weighted assets at end of period(9)	11.47	12.39	11.40	12.20	12.95
Number of full-service offices at end of period	122	84	73	69	67

(1)	Represents the excess of cost over fair value of net assets acquired less identifiable intangible assets. Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which resulted in discontinuing the amortization of goodwill. See Note 9 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

(2)	The trust preferred securities were assumed by the Holding Company as part of the Broad acquisition effective the close of business on July 31, 1999. In accordance with the terms of the trust indenture, all of the outstanding trust preferred securities totaling $11.5 million were redeemed at $10.00 per share, effective June 30, 2002.

(3)	Where applicable, ratios have been annualized.

(4)	With the exception of end of period ratios and the efficiency ratio, all ratios are based on average daily balances during the respective periods.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

(6)	Reflects adjusted operating expense (net of amortization of goodwill and identifiable intangible assets) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on loans and securities). Amortization of identifiable intangible assets is excluded from the calculation since it is a non-cash expense and gains and losses on loans and securities are excluded since they are generally considered by the Company’s management to be non-recurring in nature. The operating efficiency ratio is not a financial measurement required by generally accepted accounting principles in the United States of America. However, the Company believes such information is useful to investors in evaluating the Company’s operations. The ratio would have been 45.41% for the year ended December 31, 2004 if the adjustments noted above were not made.

(7)	Represents cash dividends declared per common share as a percent of diluted earnings per share.

(8)	Non-performing assets consist of non-accrual loans, loans past due 90 days or more as to interest or principal repayment and accruing and real estate acquired through foreclosure or by deed-in-lieu therefore.

(9)	Ratios reflect the capital position of the Bank only.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      The Company’s results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings (including subordinated debt). Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.
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
      The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its retail and commercial customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income combined with maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy of controlled growth, emphasizing commercial real estate and multi-family residential loans, commercial business loans, mortgage warehouse lines of credit and retail and commercial deposit products, while maintaining asset quality and stable liquidity levels.
Business Strategy
      Controlled growth. In recent years, the Company has sought to increase its assets and expand its operations through internal growth as well as through acquisitions.
      On April 12, 2004, the Company completed its acquisition of SIB and the merger of SIB’s wholly owned subsidiary, SI Bank, with and into the Bank. SIB had $7.15 billion in total assets effective the close of business on April 12, 2004. SI Bank, a full service federally chartered savings bank, operated 17 full service branch offices on Staten Island, three full service branch offices in Brooklyn, and a total of 15 full service branch offices in New Jersey. See Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      In addition to the opportunity to enhance shareholder value, the acquisition presented the Company with a number of strategic opportunities and benefits that will assist its growth as a leading community-oriented financial institution. The opportunities include expanding the Company’s asset generation capabilities through use of SIB’s strong core deposit funding base; increasing deposit market share in the Company’s core New York City metropolitan area market and strengthening its balance sheet.
      The Company completed its acquisition of Broad, which had $646.3 million in assets, effective the close of business on July 31, 1999 and its acquisition of Statewide, which had $745.2 million in assets, effective the close of business on January 7, 2000. The Company also completed several other smaller whole bank and branch acquisitions in earlier periods.
      During the year ended December 31, 2004, the Company opened six de novo branches while it opened ten de novo branches during the year ended December 31, 2003. In addition, during 2003, the Company opened one branch facility in Maryland as a result of the expansion of the Company’s commercial real estate lending activities to the Baltimore-Washington area. The Company currently expects to expand its branch network through the opening of approximately six additional banking locations during the year ended December 31, 2005. During the first quarter of 2005, the Company opened two branches in Manhattan, New York, which brings the total to 125 banking offices.
      The Company’s assets increased by $8.20 billion, or 86.0%, from $9.55 billion at December 31, 2003 to $17.75 billion at December 31, 2004 resulting primarily from the acquisition of SIB combined with $1.52 billion of internal loan growth.
      Emphasis on Commercial Real Estate, Commercial Business and Multi-family Lending. Since 1999, the Company has focused on expanding its higher yielding loan portfolios as compared to single-family mortgage loans, including portfolios of fixed and variable-rate commercial real estate loans, commercial business loans and mortgage warehouse lines of credit. Although the Company deemphasized the origination of single-family residential loans over the past few years, the Company experienced a significant increase in its single-family residential portfolio of approximately $2.21 billion as a result of the SIB acquisition. Given the concentration of multi-family housing units in the New York City metropolitan area, as well as the Company’s commitment to remain a leader in the multi-family loan market, the Company continues to emphasize the origination (both for portfolio and for sale) of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. In addition to continuing to generate mortgage loans secured by multi-family and commercial real estate, the Company also commenced a strategy in the fourth quarter of 2000 to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and servicing revenue.
      During the year ended December 31, 2004, the Company originated for sale $1.14 billion and sold $2.07 billion of multi-family residential mortgage loans, of which $953.8 million were from the Company’s portfolio. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”. In addition, to further expand its variable-rate loan portfolios, in November 2003, the Company purchased certain mortgage warehouse lines from The Provident Bank. The acquisition increased the mortgage warehouse line of credit portfolio by approximately $207.0 million in lines with $76.3 million in outstanding advances at the time of acquisition. At December 31, 2004, mortgage warehouse lines of credit totaled $1.43 billion with $659.9 million outstanding.
      Commercial real estate, commercial business, multi-family residential loans and mortgage warehouse lines of credit all generally have a higher inherent risk of loss than single-family residential mortgage or cooperative apartment loans because repayment of the loans or lines often depends on the successful operation of a business or the underlying property. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market and the local economy. In addition, the Company’s commercial real estate and multi-family residential loans have significantly larger average loan balances compared to its single-family residential mortgage and cooperative apartment loans.
      The Company’s commercial real estate, commercial business and mortgage warehouse lines of credit portfolios comprised in the aggregate $4.50 billion, or 40.1% of its total loan portfolio at December 31, 2004 compared to $2.75 billion, or 44.5% at December 31, 2003. These portfolios as a percent of total loans declined modestly in 2004 due to the increase in the size of the single-family residential loan portfolio as a result of the SIB acquisition.
      Maintain Asset Quality. Management believes that maintaining high asset quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk through its underwriting standards and by generally limiting its origination to loans secured by properties or collateral located in its market area. Non-performing assets as a percentage of total assets at December 31, 2004 amounted to 0.29% and the ratio of the allowance for loan losses to non-performing loans amounted to 205.8%, while at December 31, 2003, the percentages were 0.38% and 217.3%, respectively. Non-performing assets increased $15.2 million or 41.5% to $51.8 million at December 31, 2004 compared to $36.6 million at December 31, 2003. The Company’s non-accrual loans increased $7.8 million to $43.6 million at December 31, 2004 with the increase being primarily related to commercial business loans and single-family residential mortgage loans which were partially offset by a decrease in non-accrual commercial real estate loans. Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule increased by $4.8 million to $5.5 million at December 31, 2004.
      Stable Source of Liquidity. The Company purchases short-to medium-term investment securities and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to achieve a managed and a reasonably predictable source of liquidity to meet loan demand as well as a stable source of interest income. These portfolios, which totaled in the aggregate $3.93 billion at December 31, 2004 compared to $2.51 billion at December 31, 2003, are comprised primarily of mortgage-related securities totaling $3.48 billion (of which $2.04 billion consists of CMOs and $1.44 billion of mortgage-backed securities), $89.4 million of corporate bonds, $212.1 million of obligations of the U.S. Government and federal agencies and $146.9 million of preferred securities. In accordance with the Company’s policy, securities purchased by the Company generally must be rated at least “investment grade” upon purchase.
      Emphasis on Retail Deposits and Customer Service. The Company, as a community-based financial institution, is largely dependent upon its growth and retention of competitively priced core deposits (consisting of all deposit accounts other than certificates of deposit) to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, customer convenience, an experienced staff and a commitment to the communities which it serves. Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits increased $3.11 billion or 79.2%, to $7.03 billion at December 31, 2004, as compared to December 31, 2003. Excluding the $2.66 billion of core deposits acquired in the acquisition of SIB, core deposits grew by $452.0 million, or 11.5%, during the year ended December 31, 2004. Furthermore, core deposits increased to 75.6% of total deposits at December 31, 2004 compared to 74.0% of total deposits at December 31, 2003. This increase in core deposits reflects both the continued successful implementation of the Company’s business strategy of increasing core deposits, as well as the successful performance of the Company’s de novo branch program.
Critical Accounting Estimates
      Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” contains a summary of the Company’s significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The estimates with respect to the methodologies used to determine the allowance for loan losses, and judgments regarding goodwill and deferred tax assets are the Company’s most critical accounting estimates. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.
      The following is a description of the Company’s critical accounting estimates and an explanation of the methods and assumptions underlying their application. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management’s Discussion and Analysis.
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
      Management believes the allowance for loan losses at December 31, 2004 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.
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
      The fair value of an entity with goodwill may be determined by a combination of quoted market prices, a present value technique or multiples of earnings or revenue. Quoted market prices in active markets are considered to be the best evidence of fair value and are to be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. A present value technique is another method with which to estimate the fair value of a group of net assets. If a present value technique is used to measure fair value, estimates of future cash flows used in that technique shall be consistent with the objective of measuring fair value. Those cash flow estimates shall incorporate assumptions that the marketplace participants would use in their estimates of fair value. If that information is not available without undue cost and effort, an entity may use its own assumptions. A third method of estimating the fair value of a reporting unit, is a valuation technique based on multiples of earnings or revenue.
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
      Deferred Tax Assets. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management’s opinion, in view of the Company’s previous, current and projected future earnings, such deferred tax assets are expected to be fully realized and therefore the Company has not established a valuation allowance at December 31, 2004. See Note 21 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      The Company has identified the valuation of deferred tax assets as a critical accounting estimate due to the judgment involved in projecting future taxable income, determining when differences are expected to be reversed and establishing a valuation allowance. Changes in management’s judgments and estimates may have an impact on the Company’s net income.
Changes in Financial Condition
      Total assets increased by $8.20 billion, or 86.0%, from $9.55 billion at December 31, 2003 to $17.75 billion at December 31, 2004 resulting primarily from the SIB acquisition combined with internal growth of the Company’s loan portfolios. Assets acquired in the SIB transaction totaled $7.15 billion while deposits and borrowings assumed totaled $3.79 billion and $2.65 billion, respectively. The Company’s loan portfolio grew by $1.52 billion during the year ended December 31, 2004, excluding the $3.56 billion of loans acquired in the SIB acquisition.
      The internal loan growth was primarily funded by redeploying $482.4 million of cash and cash equivalents into higher yielding assets and replacing $664.9 million of investment securities and $207.9 million of loans available-for-sale with higher yielding loans. The growth was also supported by increases of $214.9 million in deposits and $191.6 million in longer term borrowings, including the issuance in March 2004 of $250.0 million of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due 2014 (“2004 Notes”), to more closely match the anticipated duration of the Company’s loan portfolio.
      Cash and Cash Equivalents. Cash and cash equivalents increased from $172.0 million at December 31, 2003 to $360.9 million at December 31, 2004. The $188.9 million increase in cash and cash equivalents was primarily due to the $671.2 million of cash and cash equivalents acquired from SIB, which was partially offset by the $368.5 million of cash consideration paid in the SIB acquisition as well as the redeployment of funds into higher yielding assets.
      Securities Available-for-Sale. The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) increased $1.42 billion, or 56.8%, from $2.51 billion at December 31, 2003 to $3.93 billion at December 31, 2004. The increase in securities available-for-sale was due to $2.09 billion of securities acquired from SIB and $1.03 billion of purchases. These increases were partially offset by $313.8 million of sales and $1.33 billion of maturities, calls and repayments, the proceeds of which were redeployed to fund the growth of the Company’s loan portfolio. The Company continues to actively manage the size of its securities portfolio in relation to total assets and as such had a 22.2% securities to asset ratio as of December 31, 2004 as compared to 26.3% as of December 31, 2003.
      The Company’s mortgage-related securities portfolio increased $1.27 billion to $3.48 billion at December 31, 2004 compared to $2.21 billion at December 31, 2003. The securities were comprised of $1.94 billion of AAA-rated CMOs, $99.2 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.44 billion of mortgage-backed pass through certificates which were also issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The increase in the portfolio was primarily due to $1.62 billion of mortgage-related securities acquired from SIB and purchases of $697.2 million of AAA-rated CMOs with an average yield of 4.75%, $44.0 million of Agency CMOs with a weighted average yield of 4.41% and $98.6 million of Fannie Mae pass though certificates with a weighted average yield of 4.11%. Partially offsetting these increases were $997.1 million of principal repayments received combined with sales of $158.3 million. This portfolio had a net unrealized loss of $7.9 million at December 31, 2004 as compared to a net unrealized gain of $11.2 million at December 31, 2003.
      The Company’s investment securities portfolio increased $157.4 million to $454.3 million at December 31, 2004 compared to $296.9 million at December 31, 2003. The increase was primarily due to $469.9 million of securities acquired from SIB combined with $186.3 million of purchases, primarily $100.0 million of Federal agency securities with a weighted average interest rate of 5.00%, $52.3 million of preferred securities with a weighted average yield of 3.12% and $14.6 million of U.S. Treasury securities with a weighted average yield of 1.22%. Partially offsetting these purchases were sales totaling $155.5 million, primarily corporate bonds and preferred securities, and maturities, calls and repayments of $332.3 million. The unrealized gain on this portfolio was $1.5 million at December 31, 2004 compared to a net unrealized loss of $0.7 million at December 31, 2003.
      At December 31, 2004, the Company had a $3.8 million net unrealized loss, net of tax, on available-for-sale investment and mortgage-related securities as compared to a $7.0 million net unrealized gain, net of tax, at December 31, 2003.
      Loans Available-for-Sale. Loans available-for-sale increased by $90.7 million to $96.7 million at December 31, 2004 compared to December 31, 2003. The increase was primarily due to loans available-for-sale acquired from SIB.
      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. During the year ended December 31, 2004, the Company originated $1.14 billion and sold $2.07 billion of loans to Fannie Mae under this program and as a result serviced $5.20 billion of loans with a maximum potential loss exposure of $156.1 million. Included in the $2.07 billion of loans sold during the year ended December 31, 2004 were $953.8 million of loans that were originally held in portfolio and were reclassified to loans available-for-sale. Multi-family loans available for sale at December 31, 2004 totaled $22.6 million compared to $3.2 million at December 31, 2003. As part of the sales to Fannie Mae, the Company retains a portion of the associated credit risk. See “Lending Activities-Loan Originations, Purchases, Sales and Servicing” set forth in Item 1 hereof and Notes 5 and 18 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for additional information.
      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with Cendant. The Company funds the loans directly and sells the loans and related servicing to Cendant. The Company originated $122.8 million and sold $119.3 million of such loans during the year ended December 31, 2004. Single-family residential mortgage loans available-for-sale under this program totaled $5.1 million at December 31, 2004 compared to $2.7 million at December 31, 2003.
      Both programs discussed above were established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.
      Included in the $96.7 million of loans available-for-sale at December 31, 2004 were $69.0 million of loans available-for-sale acquired from SIB. The Company determined to wind down the remaining operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of SIB (most of the operations were sold in connection with the acquisition of SIB). The Company has reduced the balance of such loans from $298.7 million as of April 12, 2004 down to $69.0 million at December 31, 2004.
      Loans. Loans increased by $5.08 billion, or 82.2%, to $11.25 billion at December 31, 2004 from $6.17 billion at December 31, 2003 primarily due to $3.56 billion of loans acquired in the SIB acquisition. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate, commercial business and variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market. However, these portfolios as a percent of total loans have declined due to the increase in the size of the single-family residential loan portfolio as a result of the SIB acquisition.
      The Company originated (both for portfolio and for sale) approximately $5.30 billion of mortgage loans during the year ended December 31, 2004 compared to $3.59 billion for the year ended December 31, 2003. During the year ended December 31, 2004, as interest rates have been in transition, the Company has been able to maintain a balanced program of originating loans for portfolio and for sale to effectively manage the size of the Company’s balance sheet. The Company sold $2.42 billion of mortgage loans during the year ended December 31, 2004 compared to $1.90 billion during the year ended December 31, 2003.
      Multi-family residential loans increased $978.9 million to $3.80 billion at December 31, 2004 compared to $2.82 billion at December 31, 2003. The increase was primarily due to originations for portfolio retention of $2.42 billion and $70.2 million of loans acquired from SIB which was partially offset by repayments of $558.2 million combined with the sale of $953.8 million of loans to Fannie Mae with a weighted average yield of 4.89%. Multi-family residential loans comprised 33.8% of the total loan portfolio at December 31, 2004 compared to 45.7% at December 31, 2003.
      Commercial real estate loans increased $1.42 billion or 88.1% to $3.03 billion at December 31, 2004 compared to $1.61 billion at December 31, 2003. The increase was primarily due to $1.47 billion of originations combined with $507.9 million of loans acquired from SIB partially offset by $560.8 million of loan repayments for the year ended December 31, 2004. As a result of these activities, commercial real estate loans comprised 27.0% of the total loan portfolio at December 31, 2004 compared to 26.2% at December 31, 2003.
      Commercial business loans increased $203.2 million, or 33.5%, from $606.2 million at December 31, 2003 to $809.4 million at December 31, 2004. The increase was due primarily to originations and advances of $376.0 million combined with $246.6 million of loans acquired from SIB partially offset by $420.9 million of repayments and $0.7 million of charge-offs during the year ended December 31, 2004. Commercial business loans comprised 7.2% of the total loan portfolio at December 31, 2004 compared to 9.8% at December 31, 2003.
      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit increased $132.6 million, or 25.2%, from $527.3 million at December 31, 2003 to $659.9 million at December 31, 2004. At December 31, 2004, there were $775.9 million of unused lines of credit related to mortgage warehouse lines of credit. During the fourth quarter of 2004, the Company charged-off $9.2 million related to its mortgage warehouse line of credit portfolio. See “Business-Asset Quality-Allowance for Loan Losses”. Mortgage warehouse lines of credit comprised 5.9% of the total loan portfolio at December 31, 2004 compared to 8.5% at December 31, 2003.
      The single-family residential and cooperative apartment loan portfolio increased $2.21 billion from $284.4 million at December 31, 2003 to $2.49 billion at December 31, 2004. The increase was primarily due to $2.67 billion of loans acquired from SIB and $143.4 million of originations partially offset by repayments of $610.4 million and $1.2 million of charge-offs during the year ended December 31, 2004. As a result, single-family and cooperative apartment loans comprised 22.1% of the total loan portfolio at December 31, 2004 compared to 4.6% at December 31, 2003. The Company also originates and sells single-family residential mortgage loans to Cendant as previously discussed.
      Non-Performing Assets. Non-performing assets as a percentage of total assets at December 31, 2004 amounted to 0.29% compared to 0.38% at December 31, 2003. The Company’s non-performing assets, which consist of non-accrual loans, accruing loans past due 90 days or more as to interest or principal and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $15.2 million or 41.5% to $51.8 million at December 31, 2004 from $36.6 million at December 31, 2003. The increase in non-performing assets was primarily due to $20.8 million of non-performing assets obtained from the SIB acquisition. Although non-performing assets increased for the year ended December 31, 2004, the Company had a significant decrease during the fourth quarter of 2004 by $20.2 million, or 28.1%, to $51.8 million at December 31, 2004 compared to $72.0 million at September 30, 2004. Non-accrual loans were $43.6 million at December 31, 2004 and primarily consisted of $22.0 million of commercial business loans, $12.5 million of commercial real estate loans, $7.5 million of single-family residential and cooperative apartment loans and $1.4 million of multi-family residential loans.
      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule increased $4.8 million to $5.5 million at December 31, 2004 compared to December 31, 2003. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.
      Allowance for Loan Losses. The Company’s allowance for loan losses amounted to $101.4 million at December 31, 2004, as compared to $79.5 million at December 31, 2003. At December 31, 2004 the Company’s allowance amounted to 0.90% of total loans and 205.8% of total non-performing loans compared to 1.29% and 217.3% at December 31, 2003, respectively. The Company’s allowance increased $21.9 million during the year ended December 31, 2004 due to a $24.1 million allowance for loan losses acquired in the SIB transaction and the $2.0 million provision for loan losses, partially offset by $4.2 million in net charge-offs, or 0.04% of average total loans. The provision recorded reflected the Company’s level of non-accrual loans, the level of classified loans, delinquencies and charge-offs, the substantial level of mortgage warehouse advances, the continued emphasis on commercial real estate and business loan originations, which are generally considered to have greater risk of loss, as well as the recognition of the current economic conditions.

      Goodwill and Intangible Assets. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.
      The Company’s goodwill, which aggregated $1.16 billion at December 31, 2004, resulted from the acquisitions of SIB, Broad and Statewide as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The $970.4 million increase in goodwill during the year ended December 31, 2004 was attributable to the SIB acquisition. (See Notes 2 and 10 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof).
      The Company’s identifiable intangible assets increased by $78.9 million at December 31, 2004 from $0.2 million at December 31, 2003 which was primarily the result of the recognition of an $87.1 million core deposit intangible associated with the SIB transaction. This was partially offset by amortization of $8.1 million related to such asset as well as $0.2 million of amortization related to fully amortizing one branch office purchase transaction effected in fiscal 1996. The core deposit intangible is being amortized using the interest method over 14 years. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized.
      Bank Owned Life Insurance (“BOLI”). The Company holds BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in value are recorded in non-interest income. BOLI increased $145.2 million to $321.0 million at December 31, 2004 compared to $175.8 million at December 31, 2003. The increase was primarily due to $134.1 million of BOLI acquired from SIB.
      Other Assets. Other assets increased $164.5 million from $267.6 million at December 31, 2003 to $432.1 million at December 31, 2004. The increase was primarily due to $306.5 million of other assets acquired from the SIB acquisition partially offset by a $48.2 million decrease in FHLB stock.
      The Company had a net deferred tax asset of $78.8 million at December 31, 2004 compared to $55.7 million at December 31, 2003. The $23.1 million increase was primarily due to $34.6 million of net deferred tax assets resulting from the SIB acquisition which was partially offset by deferred tax liabilities established in connection with fair value purchase accounting adjustments resulting from the SIB acquisition.
      Deposits. Deposits increased $4.00 billion or 75.4% to $9.31 billion at December 31, 2004 compared to December 31, 2003. One of the primary benefits of the SIB acquisition was the addition of its branch franchise and the associated deposit base of $3.79 billion. The remainder of the increase was due to deposits inflows totaling $129.6 million as well as interest credited of $85.4 million.
      Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits (consisting of all deposit accounts other than certificates of deposit) grew by $3.11 billion, or 79.2%, to $7.03 billion at December 31, 2004 compared to December 31, 2003. Excluding the $2.66 billion of core deposits acquired in the acquisition of SIB, core deposits grew by $452.0 million, or 11.5%, during the year ended December 31, 2004 and amounted to 75.6% of total deposits at December 31, 2004. This increase reflected both the continued successful implementation of the Company’s business strategy of increasing core deposits as well as the current interest rate environment.
      The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.63% compared to 1.58% for certificates of deposit and 2.73% for borrowings for the year ended December 31, 2004.
      In the future, the Company may choose to use longer term certificates of deposits as part of its asset/liability strategy to match the term and duration of the loans in its loan portfolio with longer terms.

      Borrowings. Borrowings (not including subordinated notes) increased $2.59 billion or 89.0% to $5.51 billion at December 31, 2004 compared to $2.92 billion at December 31, 2003. The increase was principally due to $2.65 billion of borrowings acquired from SIB.
      The Company had $2.59 billion of FHLB advances outstanding at December 31, 2004 with maturities of eight years or less with the majority having a maturity of less than one year. At December 31, 2004 the Company had the ability to borrow from the FHLB an additional $1.27 billion on a secured basis, utilizing mortgage-related loans and securities as collateral. Another funding source available to the Company is repurchase agreements with the FHLB and other counterparts. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At December 31, 2004, the Company had $2.92 billion of repurchase agreements outstanding with the majority maturing between one and five years.
      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company, in anticipation of a rising interest rate environment, chose to lengthen the duration of its borrowings. As a result, during the year ended December 31, 2004, the Company borrowed approximately $1.43 billion of three to four year fixed-rate borrowings at a weighted average interest rate of 3.26%. The Company also borrowed $875.0 million of short-term low costing floating rate borrowings to better align with the Company’s floating rate interest-earning asset portfolios. These borrowings generally mature within 30 days and have a weighted average interest rate of 2.39%. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits during 2005. During the year ended December 31, 2004, the Company also paid-off $2.40 billion of primarily short-term borrowings that matured at a weighted average interest rate of 1.13%.
      The Company is managing its leverage position and had a borrowings (including subordinated notes) to asset ratio of 33.3% at December 31, 2004 and 32.1% at December 31, 2003.
      For further discussion see Note 12 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Subordinated Notes. Subordinated notes increased $247.9 million to $396.3 million at December 31, 2004 compared to $148.4 million at December 31, 2003. In March 2004, the Bank issued $250.0 million aggregate principal amount of 2004 Notes. The 2004 Notes bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 the Bank has the right to redeem the 2004 Notes at par plus accrued interest. The net proceeds of $247.4 million were used for general corporate purposes. The 2004 Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
      Stockholders’ Equity. The Holding Company’s stockholders’ equity totaled $2.30 billion at December 31, 2004 compared to $991.1 million at December 31, 2003. The $1.31 billion increase was primarily due to shares with a value of $1.11 billion issued in connection with the SIB acquisition together with net income of $212.2 million. In addition, $57.6 million of the increase was related to the exercise of stock options and the related tax benefit and the issuance of shares in payment of directors’ fees, $10.8 million related to the Employee Stock Ownership Plan (“ESOP”) shares committed to be released with respect to the year ended 2004, $3.1 million of awards and amortization of restricted stock grants and $1.7 million of stock compensation costs. These increases were partially offset by a $68.8 million decrease due to dividends declared and a $10.8 million decrease in the net unrealized gain, net of tax, related to in securities available-for-sale.
      Book value per share and tangible book value per share were $27.13 and $12.59 at December 31, 2004, respectively, compared to $18.19 and $14.79 at December 31, 2003, respectively. Return on average equity and return on average tangible equity were 11.3% and 21.8% for the year ended December 31, 2004, respectively, compared to 14.6% and 18.2% for the year ended December 31, 2003, respectively.

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements
      The following table presents, as of December 31, 2004, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient, including interest payments, and do not include any unamortized premiums, or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements set forth in Item 8 hereof.

		Payments Due In

			Over one	Over three
	Note	One year	year through	years through	Over five
(In Thousands)	Reference	or less	three years	five years	years	Total

Core deposits	11	$7,033,649	$—	$—	$—	$7,033,649
Certificates of deposit	11	1,265,234	737,277	394,276	7,137	2,403,924
FHLB advances	12	1,389,333	569,679	178,551	721,947	2,859,510
Repurchase Agreements	12	500,775	1,354,221	947,489	500,053	3,302,538
Subordinated Notes	13	14,625	29,250	30,183	470,678	544,736
Operating leases	19	15,271	29,457	26,273	88,542	159,543
Purchase Obligations	19	3,812	—	—	—	3,812
      A schedule of significant commitments at December 31, 2004 and 2003 follows:

	Contract or Amount

(In Thousands)	December 31, 2004	December 31, 2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$650,101	$563,049
Commitments to extend credit — commercial business loans	267,649	426,883
Commitments to extend credit — mortgage warehouse lines of credit	775,905	952,615
Commitments to extend credit — other loans	212,119	111,736
Standby letters of credit	36,633	28,049
Commercial letters of credit	807	363

Total	$1,943,214	$2,082,695

      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At December 31, 2004, the Company serviced $5.20 billion of loans for Fannie Mae under this program with a maximum potential loss exposure of $156.1 million.
      For further discussion of these commitments as well as the Company’s commitments and obligations under pension and other postretirement benefit plans, see Notes 15 and 19 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
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

	Year Ended December 31,

	2004				2003				2002

			Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/
(Dollars in Thousands)	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

Interest-earning assets:
Loans receivable(1):
Mortgage loans	$8,007,134	$433,848	5.42%		$4,162,397	$276,579	6.64%		$4,565,567	$334,154	7.32%
Commercial business loans	768,246	46,861	6.10		564,851	37,281	6.60		714,990	47,282	6.61
Mortgage warehouse lines of credit	583,696	26,555	4.47		639,052	28,652	4.48		402,258	18,670	4.64
Other loans(2)	407,147	21,754	5.34		268,886	15,741	5.85		205,950	13,848	6.72

Total loans	9,766,223	529,018	5.41		5,635,186	358,253	6.36		5,888,765	413,954	7.03
Investment securities	537,362	22,578	4.20		296,705	13,296	4.48		172,081	8,157	4.74
Mortgage-related securities	3,124,201	132,809	4.25		1,765,662	62,918	3.56		1,034,239	57,151	5.53
Other interest-earning assets(3)	294,974	5,003	1.70		263,116	5,653	2.15		225,416	6,241	2.77

Total interest-earning assets	13,722,760	689,408	5.02		7,960,669	440,120	5.53		7,320,501	485,503	6.63

Non-interest-earning assets	1,753,559				712,017				590,312

Total assets	$15,476,319				$8,672,686				$7,910,813

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,423,565	$8,464	0.35%		$1,595,084	$7,886	0.49%		$1,573,841	$19,460	1.24%
Money market deposits	795,658	12,259	1.54		251,447	2,303	0.92		181,574	1,726	0.95
Active management accounts (“AMA”)	711,247	8,347	1.17		498,229	4,762	0.96		448,342	6,804	1.52
Interest-bearing demand deposits(4)	1,147,798	11,005	0.96		700,739	4,826	0.69		530,011	5,010	0.95
Certificates of deposit	2,005,120	31,773	1.58		1,486,302	33,480	2.25		1,705,461	48,637	2.85

Total interest-bearing deposits	7,083,388	71,848	1.01		4,531,801	53,257	1.18		4,439,229	81,637	1.84
Non-interest bearing deposits	1,281,445	—	—		672,952	—	—		523,927	—	—

Total deposits	8,364,833	71,848	0.86		5,204,753	53,257	1.02		4,963,156	81,637	1.64

Borrowings	4,725,871	128,788	2.73		2,290,401	91,089	3.98		1,904,734	93,418	4.90
Subordinated notes	341,230	13,279	3.89		79,253	3,029	3.82		—	—	—
Cumulative trust preferred securities(5)	—	—	—		—	—	—		5,426	524	9.65

Total interest-bearing liabilities	13,431,934	213,915	1.59		7,574,407	147,375	1.95		6,873,316	175,579	2.55

Non-interest-bearing liabilities	168,890				159,913				134,627

Total liabilities	13,600,824				7,734,320				7,007,943
Total stockholders’ equity	1,875,495				938,366				902,870

Total liabilities and stockholders’ equity	$15,476,319				$8,672,686				$7,910,813

Net interest-earning assets	$290,826				$386,262				$447,185

Net interest income/interest rate spread		$475,493	3.43%			$292,745	3.58%			$309,924	4.08%

Net interest margin			3.46%				3.68%				4.23%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.02	x			1.05	x			1.07	x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans. Interest on non-performing loans is recognized on a cash basis.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.

(4)	Includes NOW and checking accounts.

(5)	Trust preferred securities redeemed effective June 30, 2002.

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

	Year Ended			Year Ended
	December 31, 2004 to			December 31, 2003 to Year Ended
	Year Ended December 31, 2003			December 31, 2002

	Increase			Increase
	(Decrease) due to		Total Net	(Decrease) due to		Total Net
			Increase			Increase
(In Thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$(51,572)	$208,841	$157,269	$(31,955)	$(25,620)	$(57,575)
Commercial business loans	(3,001)	12,581	9,580	(72)	(9,929)	(10,001)
Mortgage warehouse lines of credit	(53)	(2,044)	(2,097)	(681)	10,663	9,982
Other loans(2)	(1,474)	7,487	6,013	(1,954)	3,847	1,893

Total loans receivable	(56,100)	226,865	170,765	(34,662)	(21,039)	(55,701)
Investment securities	(879)	10,161	9,282	(470)	5,609	5,139
Mortgage-related securities	14,052	55,839	69,891	(25,074)	30,841	5,767
Other interest-earning assets	(1,279)	629	(650)	(1,532)	944	(588)

Total net change in income on interest-earning assets	(44,206)	293,494	249,288	(61,738)	16,355	(45,383)
Interest-bearing liabilities:
Deposits:
Savings deposits	(2,808)	3,386	578	(11,833)	259	(11,574)
Money market deposits	2,372	7,584	9,956	(57)	634	577
AMA deposits	1,255	2,330	3,585	(2,733)	691	(2,042)
Interest-bearing demand deposits	2,352	3,827	6,179	(1,571)	1,387	(184)
Certificates of deposit	(11,539)	9,832	(1,707)	(9,410)	(5,747)	(15,157)

Total deposits	(8,368)	26,959	18,591	(25,604)	(2,776)	(28,380)
Borrowings	(35,595)	73,294	37,699	(19,421)	17,092	(2,329)
Subordinated notes	56	10,194	10,250	—	3,029	3,029
Trust preferred securities	—	—	—	—	(524)	(524)

Total net change in expense on interest-bearing liabilities	(43,907)	110,447	66,540	(45,025)	16,821	(28,204)

Net change in net interest income	$(299)	$183,047	$182,748	$(16,713)	$(466)	$(17,179)

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.

Comparison of Results of Operations for the Year Ended December 31, 2004 and the Year Ended December 31, 2003
      General. For the year ended December 31, 2004, the Company reported a 9.2% increase in diluted earnings per share to $2.84 compared to $2.60 for the year ended December 31, 2003. Net income for the year ended December 31, 2004 increased 54.9% to $212.2 million compared to $137.0 million for the year ended December 31, 2003. These results include an other-than-temporary impairment after-tax charge of $8.3 million, or $0.12 per diluted share for the year, related to its holdings of certain Fannie Mae Preferred Stock.
      Net Interest Income. Net interest income increased by $182.7 million, or 62.4%, to $475.5 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was due to a $249.3 million increase in interest income partially offset by a $66.6 million increase in interest expense. The increase in net interest income primarily reflected a $5.76 billion increase in average interest-earning assets during the year ended December 31, 2004 as compared to the same period in the prior year resulting in large part from the SIB acquisition in April 2004. Partially offsetting this increase was a decline in the average yield earned of 51 basis points from 5.53% for the year ended December 31, 2003 to 5.02% for the year ended December 31, 2004.
      Purchase accounting adjustments arising from the SIB transaction increased net interest margin 23 basis points during the year ended December 31, 2004. Purchase accounting adjustments relate to the recording of acquired assets and liabilities at their fair values and amortizing/accreting the adjustment into net interest income over the average life of the corresponding asset or liability.
      Net interest margin decreased 22 basis points to 3.46% for the year ended December 31, 2004 compared to 3.68% for the year ended December 31, 2003. The decline in net interest margin was primarily attributable to the 51 basis points decline in the average yield on interest-earning assets which decrease was partially offset by a decline in the average rate paid on its interest-bearing liabilities of 36 basis points.
      The Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) decreased by 15 basis points to 3.43% for the year ended December 31, 2004 compared to 3.58% for the year ended December 31, 2003.
      The compression in net interest margin was primarily attributable to the addition of the lower yielding SIB portfolios as well as new assets generated for portfolio retention being originated at lower yields. The compression was also a result of the Company repositioning its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates on its interest-bearing liabilities during the second half of 2004 as the Company lengthened the duration of its borrowings.
      The Company continues to rely on all of the components of its business model to offset or substantially lessen the reduction in net interest income as it continues to implement the shift in its deposits to lower costing core deposits while continuing to build non-interest rate sensitive revenue channels, including in particular the expansion of its mortgage-banking activities.
      Interest income increased by $249.3 million, or 56.6%, to $689.4 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was primarily due to a $5.76 billion increase in the average balance of the Company’s interest-earning assets which was partially offset by a 51 basis point decline in the average yield earned on those interest-earning assets.
      Interest income on mortgage loans, (including loans available-for-sale), increased $157.3 million to $433.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was due to a $3.84 billion increase in the average outstanding balance of mortgage loans for the year ended December 31, 2004 compared to the year ended December 31, 2003. Partially offsetting the increase in the average balance was a 122 basis point decline in the average yield earned on mortgage loans for the year ended December 31, 2004 compared to the prior year. The increase in the average balance of mortgage loans was primarily attributable to the $3.25 billion of mortgage loans acquired as a result of the SIB acquisition as well as internal loan growth. The Company realized aggregate average balance increases from both the SIB acquisition and internal growth of $1.70 billion in the single-family and cooperative loan portfolios, $1.10 billion in the multi-family residential mortgage loan portfolio and $1.05 billion in the commercial real estate portfolio.
      Although the single-family mortgage portfolio increased as a result of the SIB acquisition, the Company primarily originates single-family loans for sale through its previously discussed private label program with Cendant. The average balance of multi-family residential loans increased during 2004 due to originations (for portfolio and for sale) of $3.56 billion during 2004 compared to $2.75 billion during 2003. The originations were partially offset by multi-family loans sold to Fannie Mae of $2.07 billion during 2004 compared to $1.73 billion during 2003. The $1.05 billion increase in the commercial real estate portfolio during the year ended December 31, 2004 was the result of management’s strategy of shifting to higher yielding loan products as well as the portfolio acquired from SIB. The decrease in yield was primarily due to the current interest rate yield curve.
      Interest income on other loans increased $13.5 million, or 16.5%, due primarily to average balance increases of $203.4 million in commercial business loans and a $138.3 million in other loans which were partially offset by a $55.4 million decrease in the average balance of mortgage warehouse lines of credit. The increase in the average balance of commercial business loans was a result of the portfolio acquired from SIB combined with the Company’s strategy of acquiring higher yielding assets while enhancing customer satisfaction by offering a suite of related cash management products. The decline in the mortgage warehouse portfolio was due to the softening of demand from mortgage bankers for mortgage warehouse funding which began in the fourth quarter of 2003 as the refinance market began to contract and which continued during 2004.
      Income on investment securities increased $9.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to an increase in the average balance of investment securities of $240.7 million primarily due to securities acquired from SIB, partially offset by a decline in the average yield of 28 basis points earned on such securities from 4.48% for the year ended December 31, 2003 to 4.20% for the year ended December 31, 2004.
      Interest income on mortgage-related securities increased $69.9 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of a $1.36 billion increase in the average balance of such assets, primarily due to securities acquired from SIB, combined with a 69 basis point increase in the yield earned from 3.56% for the year ended December 31, 2003 to 4.25% for the year ended December 31, 2004. The increase in yield earned in the mortgage-related securities portfolio was primarily the result of lower premium amortization as paydowns on securities slowed due to increases in interest rates combined with a softening in the refinance residential mortgage market during the year ended December 31, 2004 compared to December 31, 2003.
      Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) decreased $0.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This decrease primarily reflected the decrease in the dividends from the FHLB of New York.
      Interest expense on deposits increased $18.6 million or 34.9% to $71.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase primarily reflects a $3.16 billion increase in the average balance of deposits. The increase in average balance was primarily the result of the $3.79 billion of deposits assumed in connection with the acquisition of SIB as well as the continued deposit growth through de novo branches. The average balance of core deposits increased $2.64 billion, or 71.0%, to $6.36 billion for the year ended December 31, 2004 compared to $3.72 billion for the year ended December 31, 2003. The average rate paid on deposits decreased 16 basis points to 0.86% for the year ended December 31, 2004 compared to 1.02% for the year ended December 31, 2003. Lower costing core deposits represented approximately 75.6% of total deposits at December 31, 2004 compared to 74.0% at December 31, 2003. This increase reflects the $2.66 billion of core deposits acquired from SIB as well as the success of the Company’s strategy to lower its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.
      Interest expense on borrowings (excluding subordinated notes) increased $37.7 million or 41.4% to $128.8 million for the year ended December 31, 2004 compared to $91.1 million for the year ended December 31, 2003. The increase was primarily due to an increase of $2.44 billion in the average balance of borrowings partially offset by a decline in the average rate paid on such borrowings of 125 basis points from 3.98% in the year ended December 31, 2003 to 2.73% in the year ended December 31, 2004. The increase in the average balance was primarily the result of the $2.65 billion of borrowings assumed in the SIB transaction. During the year ended December 31, 2004, the Company borrowed approximately $1.43 billion of fixed-rate borrowings with maturities of three to four years at a weighted average interest rate of 3.26% and $875.0 million of short-term low costing floating-rate FHLB borrowings which were partially offset by repayments of $2.40 billion of borrowings that matured in 2004. The funds borrowed were used primarily to fund multi-family and commercial real estate loan originations. The Company anticipates replacing a portion of these short-term borrowings with lower costing core deposits.
      Interest expense on subordinated notes increased $10.3 million to $13.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The Bank issued $250.0 million aggregate principal amount of 3.75% Fixed Rate/ Floating Rate Subordinated Notes due 2014 in the first quarter of 2004 and also issued $150.0 million in 3.5% Fixed Rate/Floating Rate Subordinated Notes Due 2013 at the end of the second quarter of 2003.
      Provision for Loan Losses. The Company’s provision for loan losses decreased by $1.5 million from $3.5 million for the year ended December 31, 2003 to $2.0 million for the year ended December 31, 2004. The decrease was primarily due to an improvement in the characteristics of the loan portfolio. In assessing the level of the allowance for loan losses and the periodic provision charged to income, the Company considers the composition of its loan portfolio, the growth of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight.
      Non-performing assets as a percentage of total assets decreased to 29 basis points at December 31, 2004, compared to 38 basis points at December 31, 2003. Non-performing assets increased 41.5% to $51.8 million at December 31, 2004 compared to $36.6 million at December 31, 2003. Included in non-performing assets at December 31, 2004 were $20.8 million of non-performing assets acquired from SIB. Included in the $49.3 million of non-performing loans at December 31, 2004 were $43.6 million of non-accrual loans and $5.5 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At December 31, 2004 and 2003, the allowance for loan losses as a percentage of total non-performing loans was 205.8% and 217.3%, respectively. See “Business-Asset Quality” set forth in Item 1 hereof.
      Non-Interest Income. The Company continues to stress and emphasize the development of fee-based income throughout its operations. As a result of a variety of initiatives, including the acquisition of SIB, the Company experienced an $8.8 million, or 7.8%, increase in non-interest income to $121.5 million for the year ended December 31, 2004 compared to $112.7 million for the year ended December 31, 2003.
      During 2004, the Company recognized net losses of $8.8 million on securities compared with net gains of $0.5 million in 2003. Prior to December 31, 2004, the Company held as part of its available-for-sale portfolio $72.5 million of investment grade Fannie Mae preferred equity securities, predominately bearing fixed-rates, with aggregate unrealized losses of $12.7 million ($8.3 million after-tax). Such unrealized losses were treated as a reduction of other comprehensive income and thus, a reduction to equity. However, as a result of recent events at Fannie Mae, the Company recorded these previously unrealized losses as an other-than-temporary impairment at December 31, 2004. Consequently, the aggregate amortized cost of these securities were reduced by $12.7 million and a corresponding other-than-temporary impairment charge to net loss on securities was recognized. This non-cash charge reduced diluted earnings per share by $0.12 for the year ended December 31, 2004 but did not reduce stockholders’ equity or related capital ratios since it was previously recorded as an unrealized loss in stockholders’ equity. At December 31, 2004, these securities had an effective yield of

6.47% and were rated AA- and Aa3 by Standard & Poor’s and Moody’s.
      A primary driver of non-interest income is earnings from the Company’s mortgage-banking activities. Income from mortgage-banking activities increased $4.2 million to $29.6 million for the year ended December 31, 2004 compared to $25.4 million for the year ended December 31, 2003. The Company sells multi-family residential loans (both loans originated for sale and from portfolio) in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At December 31, 2004, the Company’s maximum potential exposure related to secondary market sales to Fannie Mae under this program was $156.1 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”.
      During the year ended December 31, 2004, the Company sold $2.07 billion of multi-family loans under the program with Fannie Mae and sold $119.3 million of single-family residential loans. By comparison, during 2003, the Company sold $1.73 billion of multi-family loans and sold $174.2 million of single-family residential mortgages.
      Mortgage-banking activities for the year ended December 31, 2004 reflected $29.4 million in gains, $2.1 million of origination fees and $8.7 million in servicing fees partially offset by $10.6 million of amortization of servicing assets. Included in the $29.4 million of gains were $1.0 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold. This category also included a $4.7 million decrease in the fair value of loan commitments for loans originated for sale and a $4.7 million increase in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans as a result of an increase in interest rates after the Company entered into the interest rate lock loan commitment and the forward loan sale agreements. The $4.2 million increase in mortgage-banking activities for the year ended December 31, 2004 compared to the year ended December 31, 2003 was primarily due to a $10.9 million increase in gains on sales partially offset by $1.8 million of lower origination and servicing fees and $4.9 million of additional amortization of capitalized servicing rights.
      Service fee income decreased $2.7 million, or, 3.8% to $66.6 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Included in service fee income are prepayment and modification fees on loans which are a partial offset to the decreases realized in net interest margin. The $2.7 million decrease was principally due to a decrease of $11.0 million in mortgage prepayment fees to $12.9 million and a $4.4 million decrease in modification and extension fees to $2.2 million.
      Another component of service fees are revenues generated from the branch system which grew by $11.0 million, or 32.7% to $44.5 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase was primarily due to additional fee income generated by the SIB branch network and continued de novo branch expansion.
      Income on BOLI increased $5.8 million or 65.5% to $14.6 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase was due in part to the $134.1 million of BOLI acquired from SIB. The Company’s holdings in BOLI at December 31, 2004 was $321.0 million.
      Other non-interest income increased by $10.7 million to $19.2 million for the year ended December 31, 2004 compared to $8.5 million for the year ended December 31, 2003. The increase was primarily attributable to income from the Company’s equity investment in Meridian Capital combined with a tax refund related to the Company’s acquisition of Statewide in January 2000 and the gain experienced on the sale of a branch facility.
      Non-Interest Expense. Non-interest expense increased by $82.3 million, or 43.6%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily attributable to operating the expanded franchise resulting from the SIB acquisition as well as the expansion of the Company’s commercial and retail banking and lending operations during the past year. This increase primarily reflects increases of $34.7 million in compensation and employee benefit expense, $17.1 million in occupancy costs, $16.6 million in other expenses, $6.4 million in amortization of identifiable intangible assets and $6.2 million in data processing fees.
      Compensation and employee benefits expense increased $34.7 million to $134.9 million for the year ended December 31, 2004 as compared to $100.2 million in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to staff additions relating to the SIB acquisition as well as the expansion of the Company’s commercial and retail banking and lending operations during the past year, including the opening of six retail branches. In particular, the increase was due to increases of $25.3 million in salary and overtime expenses, $4.3 million in management incentive expenses, $3.1 million in medical costs, $2.4 million in FICA costs, $1.7 million in ESOP expenses and $1.5 million in stock-related benefit plan costs. Partially offsetting these increases were lower restricted stock award costs of $3.3 million.
      Occupancy costs increased by $17.1 million to $43.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Data processing fees increased $6.2 million to $16.2 million for the year ended December 31, 2004 as compared to the same period in the prior year. The increase in both occupancy and data processing fees was due to operating the expanded branch franchise resulting from the SIB acquisition combined with the increased number of branch facilities resulting from the continuation of the de novo branch program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington, Florida and Chicago markets through the establishment of loan production offices in these areas.
      The Company’s advertising expenses increased $1.3 million to $9.1 million from $7.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs and support of the SIB acquisition and de novo branches.
      Other non-interest expenses increased $16.6 million, or 39.2%, to $58.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security. Increases in non-interest expense are primarily attributable to operating the expanded franchise resulting from the SIB acquisition. In addition, the Company has incurred additional costs associated with complying with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Bank Secrecy Act.
      Although the Company experienced an increase in non-interest expense during 2004, the efficiency ratio improved to 43.4% for the year ended December 31, 2004 compared to 46.2% for the year ended December 31, 2003. This improvement resulted primarily from the cost reductions associated with the synergies realized in the SIB transaction.
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
      Amortization of identifiable intangible assets increased $6.4 million during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was due to the amortization of the $87.1 million core deposit intangible associated with the SIB transaction which was partially offset by the intangible assets from a branch purchase transaction effected in fiscal 1996 being fully amortized during the three months ended March 31, 2004.
      Compliance with changing regulation of corporate governance and public disclosure has resulted in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley, new SEC regulations and revisions to the listing requirements of The Nasdaq Stock Market, are creating additional administrative and compliance requirements for companies such as ours. The Company is committed to maintaining high standards of corporate governance and public disclosure. Compliance with the various new requirements have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
      Income Taxes. Income tax expense increased $35.5 million to $111.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase recorded in the 2004 period reflected the $110.7 million increase in the Company’s income before provision for income taxes which was partially offset by a decrease in the Company’s effective tax rate to 34.50% for the year ended December 31, 2004 compared to 35.75% for the year ended December 31, 2003.
      The effective tax rate was reduced due to the recognition of tax credit allocations received by Independence Community Commercial Reinvestment Corporation (“ICCRC”), a subsidiary of Independence Community Bank. ICCRC was one of seven New York area economic development organizations awarded New Market Tax Credit (“NMTC”) allocations in 2004 from the Community Development Financial Institutions Fund of the U.S. Department of Treasury. The NMTC Program promotes business and economic development in low-income communities. The NMTC Program permits ICCRC to receive a credit against federal income taxes for making qualified equity investments in investment vehicles known as Community Development Entities. The credits provided to ICCRC total 39% of the initial value of the $113.0 million investment and will be claimed over a seven-year credit allowance period. This investment was made in September 2004.
      As of December 31, 2004, the Company had a net deferred tax asset of $78.8 million compared to $55.7 million at December 31, 2003. The $23.1 million increase was primarily due to $34.6 million of deferred tax assets resulting from the SIB acquisition which was partially offset by deferred tax liabilities established in connection with fair value purchase accounting adjustments resulting from the SIB acquisition.
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
      Net Interest Income. Net interest income decreased by $17.2 million, or 5.5%, to $292.7 million for the year ended December 31, 2003 as compared to $309.9 million for the year ended December 31, 2002. The decline was due to a $45.4 million decrease in interest income partially offset by a $28.2 million decrease in interest expense. The decline in net interest income primarily reflected a 55 basis point decrease in net interest margin partially offset by a $640.2 million increase in average interest-earning assets during the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in average interest-earning assets was primarily attributable to a growth in mortgage-related securities, commercial real estate loans, and mortgage warehouse lines of credit. These increases were partially offset by a decrease in the average balance in multi-family residential and commercial business loans.
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
      Interest income decreased by $45.4 million, or 9.3%, to $440.1 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease was primarily due to a 110 basis point decrease in the weighted average yield, from 6.63% for the year ended December 31, 2002 to 5.53% for the year ended December 31, 2003 partially offset by a $640.2 million increase in the average balance of the Company’s interest-earning assets for the same period.
      Interest income on mortgage loans decreased $60.5 million due to a 68 basis point decrease in the yield earned on loans from 7.32% for the year ended December 31, 2002 to 6.64% for the year ended December 31, 2003 as well as a $403.2 million decrease in the average balance of mortgage loans. The decrease in the average balance was due in large part to the $292.7 million decrease in the aggregate average balance of the Company’s single-family and cooperative apartment loan portfolios due to both increased prepayments as a result of the interest rate environment existing in 2003 as well as decreased emphasis on originations. The Company primarily originates single-family loans for sale through its previously discussed private label program with Cendant. Also contributing to the decline in average loans was a $387.8 million decrease in the average balance of multi-family loans for the same period. During the first three quarters of 2003, the Company experienced accelerated repayments in this portfolio and had put a greater emphasis on selling the majority of the multi-family residential loans it originated due to the low interest rate environment existing during that period. As interest rates began to rise during the fourth quarter of 2003, the Company increased the percent of loans it originated for portfolio.
      Partially offsetting the decrease in the single-family, cooperative apartment and multi-family loan portfolios was a $277.4 million increase in the average balance of commercial real estate loans for the year ended December 31, 2003 compared to the year ended December 31, 2002. The increase in this portfolio was due to management’s strategy of shifting to higher yielding loan products. The Company originated $1.80 billion of mortgage loans for portfolio retention in the year ended December 31, 2003 partially offset by loan repayments of $1.38 billion. The decrease in yield was primarily due to the interest rate yield curve existing in 2003.
      Interest income on other loans increased $1.9 million, or 2.3%, due primarily to a $236.8 million increase in the average balance of mortgage warehouse lines of credit, offset, in part, by a decrease in the average balance of commercial business loans of $150.1 million. The increase in the average balance of mortgage warehouse lines of credit was, in part, due to the additional demand in the refinance market which increased utilization of the lines of credit. The increase in this floating rate portfolio has been funded in part with the liquidity resulting from the accelerated prepayment of loans and investment securities. However, towards the end of the third quarter, as the yield curve steepened and the refinance market slowed, the demand for warehouse funding softened. Partially offsetting the increase in average balance was a 16 basis point decrease in the yield earned on mortgage warehouse lines of credit loans, from 4.64%, for the year ended December 31, 2002 to 4.48% for the year ended December 31, 2003. The decrease in yield was primarily due to the interest rate yield curve as these loans are primarily floating rate and thus are repricing downward in the interest rate environment existing during 2003.
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
      Interest expense on deposits decreased $28.4 million or 34.8% to $53.3 million for the year ended December 31, 2003 compared to $81.6 million for the year ended December 31, 2002. The decrease was primarily the result of a 62 basis point decrease in the average rate paid on deposits to 1.02% for the year ended December 31, 2003 compared to 1.64% for the year ended December 31, 2002. The decrease in rates was attributable to maintaining a disciplined pricing strategy which was effective in addressing the then interest rate yield curve as well as increased non-interest-bearing deposits. This decrease was partially offset by a $241.6 million increase in the average balance of deposits. The average balance of lower costing core deposits increased $460.8 million while the average balance of higher costing certificates of deposit decreased $219.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Core deposits are defined as all deposits other than certificates of deposit. Lower costing core deposits represented approximately 74.0% of total deposits at December 31, 2003 compared to 67.8% at December 31, 2002. This increase reflects the success of the Company’s strategy of lowering its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.
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
      At the end of the second quarter of 2003, the Company issued $150.0 million of 2003 Notes. Interest expense on these notes was $3.0 million during the year ended December 31, 2003.
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
      Provision for Loan Losses. The Company’s provision for loan losses decreased by $4.5 million from $8.0 million for the year ended December 31, 2002 to $3.5 million for the year ended December 31, 2003. In assessing the level of the allowance for loan losses and the periodic provision charged to income, the Company considers the composition of its loan portfolio, the growth of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight.
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
      During 2003, the Company recognized net gains of $0.8 million on loans and securities compared with net gains of $0.6 million in 2002.
      A primary driver of non-interest income is earnings from the Company’s mortgage-banking activities. Income from mortgage-banking activities increased $11.6 million to $25.4 million for the year ended December 31, 2003 compared to $13.8 million for the year ended December 31, 2002. The Company originates for sale multi-family residential loans in the secondary market to Fannie Mae, with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At December 31, 2003, the Company’s maximum potential exposure related to secondary market sales to Fannie Mae under this program was $130.9 million. The Company also has a program with Cendant to originate and sell single-family residential mortgage loans and servicing in the secondary market. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”.
      As a result of the interest rate environment during the first three quarters of 2003 and as part of the Company’s business model, the majority of multi-family residential loans the Company originated during this period were sold in the secondary market. During the fourth quarter of 2003, as interest rates began to rise, the Company retained the majority of such loans it originated for portfolio retention. During the year ended December 31, 2003, the Company originated $1.62 billion and sold $1.73 billion of multi-family loans under the program with Fannie Mae and originated $172.5 million and sold $174.2 million of single-family residential loans. By comparison, during 2002, the Company originated $1.17 billion and sold $1.07 billion of multi-family loans and originated $140.2 million and sold $133.5 million of single-family residential mortgages.
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
      Service fees increased 37.2% to $69.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Included in service fee income are prepayment and modification fees on loans. These fees are effectively a partial offset to decreases in net interest margin. The $18.8 million increase was principally due to an increase of $12.8 million in mortgage prepayment fees to $23.9 million and a $3.3 million increase in modification and extension fees to $6.6 million. These increases were due to the interest rate environment and resulting refinance market existing during 2003.
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
      Income on BOLI increased $2.5 million or 40.3% to $8.8 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. During the later part of the fourth quarter of 2002, the Company increased its holdings in BOLI by $50.0 million. The Company’s holdings in BOLI at December 31, 2003 was $175.8 million.
      Other non-interest income increased by $4.5 million to $8.5 million for the year ended December 31, 2003, compared to $4.0 million for the year ended December 31, 2002. The increase was primarily due to an additional $4.1 million from the Company’s minority equity investment in Meridian Capital and a gain of $0.3 million on the sale of the Mail Boxes Etc. franchise license. The increase was partially offset by a non-recurring gain of $1.3 million on the sale of two surplus bank facilities sold in 2002.
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
      Total compensation and benefits increased by $4.0 million to $100.3 million for the year ended December 31, 2003. The increase was comprised of increases in salaries of $8.3 million, deferred compensation of $1.9 million, postretirement health care benefits expense of $0.7 million, ESOP costs of $0.5 million and $0.2 million of increased health insurance costs. These increases were partially offset by a $7.5 million reduction in management incentive expenses and a $0.9 million reduction in the recognition and retention plan costs. The increase in compensation and benefit expense for the comparable periods was primarily attributable to expansion of the Company’s commercial and retail lending operations during the past year. The Company opened ten new branches and expanded the commercial real estate lending activities to the Baltimore-Washington and Florida markets during 2003 through the establishment of loan production offices in these areas.
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
      The Company’s advertising expenses increased $1.6 million to $7.8 million from $6.2 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs and support of the de novo branches opened during 2003.
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
      Income Taxes. Income tax expense increased $6.6 million to $76.2 million for the year ended December 31, 2003 compared to $69.6 million for the year ended December 31, 2002. This increase was primarily due to a $21.2 million increase in pre-tax income to $213.2 million for the year ended December 31, 2003 compared to $192.0 million for the year ended December 31, 2002. However, offsetting the effect of such increased taxable income was a decline in the Company’s effective tax rate for the year ended December 31, 2003 to 35.75%, compared to 36.24% for the year ended December 31, 2002.
Regulatory Capital Requirements
      The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution’s capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points (“leverage capital ratio”). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is 3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an “undercapitalized” institution which results in the imposition of certain regulatory restrictions. See “Business-Regulation-Capital Requirements” and Note 22 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for a discussion of the Bank’s regulatory capital requirements and compliance therewith at December 31, 2004 and December 31, 2003.
Liquidity
      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans and mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. Due to the Company’s continued focus on expanding its commercial real estate and business loan portfolios, the Company increased its total borrowings to $5.51 billion at December 31, 2004 from $2.92 billion at December 31, 2003. At December 31, 2004, the Company had the ability to borrow from the FHLB an additional $1.27 billion on a secured basis, utilizing mortgage-related loans and securities as collateral. See Note 12 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2004 totaled $1.21 billion or 53.4% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.
      Following the completion of the Conversion, the Holding Company’s principal business was that of its subsidiary, the Bank. The Holding Company invested 50% of the net proceeds from the Conversion in the Bank and initially invested the remaining proceeds in short-term securities and money market investments. The Bank can pay dividends to the Holding Company to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity.
      The Holding Company’s liquidity is available to, among other things, fund acquisitions, support future expansion of operations or diversification into other banking related businesses, pay dividends or repurchase its common stock.
      Restrictions on the amount of dividends the Holding Company and the Bank may declare can affect the Company’s liquidity and cash flow needs. Under Delaware law, the Holding Company is generally limited to paying dividends to the extent of the excess of net assets of the Holding Company (the amount by which total assets exceed total liabilities) over its statutory capital or, if no such excess exists, from its net profits for the current and/or immediately preceding year.
      The Bank’s ability to pay dividends to the Holding Company is also subject to certain restrictions. Under the New York Banking Law, dividends may be declared and paid only out of the net profits of the Bank. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, less any required transfers. In addition, in connection with the Conversion, the Bank elected to be deemed a savings association for certain purposes. As a result, the Bank must give notice to the OTS of a proposed capital distribution. In addition, no dividends may be declared, credited or paid if the effect thereof would cause the Bank’s capital to be reduced below the amount required by the Superintendent or the FDIC.
      During 2004, as part of the SIB acquisition, the Bank requested and received approval from the Department and notified the OTS of the distribution to the Company of an aggregate $400.0 million. The Bank declared and funded $370.0 million to pay the cash portion of the merger consideration paid in the acquisition. The remaining $30.0 million is expected to be declared and funded in 2005. During 2003, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million. The Bank declared $75.0 million and funded $50.0 million during 2003 with the remaining $25.0 million to be funded in 2005. The Bank expects the remaining approved but undeclared $25.0 million dividend to be declared and funded during 2005. During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. The distributions, other than the one in 2004 used to fund the cash portion of the consideration paid in the SIB acquisition, were primarily used by the Company to fund the Company’s open market stock repurchase programs, dividends and the increase in October 2002 of the Company’s minority investment in Meridian Capital. See “Business-Lending Activities-Multi-Family Residential Lending”.
Impact of Inflation and Changing Prices
      The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation.
Impact of New Accounting Pronouncements
      For a discussion of the Impact of New Accounting Pronouncements on the Company’s financial condition or results of operations, see Note 3 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

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
      The Company’s strategies to manage interest rate risk include, but are not limited to, (i) increasing the interest sensitivity of its mortgage loan portfolio through the use of adjustable-rate loans or relatively short-term (primarily five years) balloon loans, (ii) originating relatively short-term or variable-rate consumer and commercial business loans as well as mortgage warehouse lines of credit, (iii) investing in securities available-for-sale, primarily mortgage-related instruments, with maturities or estimated average lives of less than five years, (iv) promoting stable savings, demand and other transaction accounts, (v) utilizing variable-rate borrowings which have imbedded derivatives to cap the cost of borrowings, (vi) using interest rate swaps, as necessary, to modify the repricing characteristics of certain variable rate borrowings, (vii) entering into forward loan sale agreements to offset rate risk on rate-locked loan commitments originated for sale, (viii) maintaining a strong capital position and (ix) maintaining a relatively high level of liquidity and/or borrowing capacity.
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
      At December 31, 2004, the Company had $125.0 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $44.7 million related to loan commitments for which the borrowers had not entered into interest rate locks and $80.3 million which were subject to interest rate locks. At December 31, 2004, the Company had $80.3 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a loss of $0.4 million and the fair market value of the related forward loan sale agreements was a gain of $0.4 million at December 31, 2004.
      The Company had no interest rate swap agreements outstanding at December 31, 2004 and 2003.
      Management uses a variety of analyses to monitor the sensitivity of net interest income. Its primary analysis tool is a dynamic net interest income simulation model complemented by a traditional gap analysis and, to a lesser degree, a net portfolio value analysis.
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
      Based on the information and assumptions in effect at December 31, 2004, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $12.5 million or 2.7%, while a 100 basis point gradual decrease in interest rates would decrease net interest income by $5.8 million or 1.2%.
      Gap Analysis. Gap analysis complements the income simulation model, primarily focusing on the longer-term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2004, the Company’s one-year cumulative gap position was a negative 2.57% compared to a negative 2.24% at December 31, 2003. The change in the one-year cumulative gap position was primarily the result of the addition of SIB’s interest-earning assets and interest-bearing liabilities. A negative gap will generally result in the net interest margin decreasing in a rising rate environment and increasing in a falling rate environment. A positive gap will generally have the opposite results on the net interest margin.
      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.
      The gap analysis, however, is an incomplete representation of interest rate risk and has certain limitations. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2004 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where underlying collateral is located, seasonal factors and demographic variables.
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
      Among the factors considered in our estimates are current trends and historical repricing experience with respect to similar products. As a result, different assumptions may be used at different points in time. Within the one year time period, money market accounts, savings accounts and NOW accounts were assumed to decay at 55%, 15% and 40%, respectively. Deposit decay rates (estimated deposit withdrawal activity) can have a significant effect on the Company’s estimated gap. While the Company believes such assumptions are reasonable, there can be no assurance that these assumed decay rates will approximate actual future deposit withdrawal activity.
      The following table reflects the repricing of the balance sheet, or “gap” position at December 31, 2004.

(In Thousands)	0 - 90 Days	91 - 180 Days	181 - 365 Days	1 - 5 Years	Over 5 Years	Total	Fair Value

Interest-earning assets:
Mortgage loans(1)	$774,824	$374,467	$748,191	$4,815,257	$2,699,022	$9,411,761	$9,455,344
Commercial business and other loans	1,208,547	84,781	134,227	457,577	48,370	1,933,502	1,925,060
Securities available-for-sale(2)	372,158	318,055	566,064	2,426,351	257,613	3,940,241	3,933,787
Other interest-earning assets(3)	289,067	—	—	—	—	289,067	289,067

Total interest-earning assets	2,644,596	777,303	1,448,482	7,699,185	3,005,005	15,574,571	15,603,258
Interest-bearing liabilities:
Savings, NOW and money market deposits	477,068	477,068	954,136	1,527,942	2,213,983	5,650,197	5,650,197
Certificates of deposit	535,959	363,448	319,468	1,046,976	5,564	2,271,415	2,333,655
Borrowings	1,720,023	55,000	425,090	2,448,800	863,059	5,511,972	5,627,147
Subordinated notes	(222)	(222)	(443)	397,219	—	396,332	387,625

Total interest-bearing liabilities	2,732,828	895,294	1,698,251	5,420,937	3,082,606	13,829,916	13,998,624
Interest sensitivity gap	(88,232)	(117,991)	(249,769)	2,278,248	(77,601)

Cumulative interest sensitivity gap	$(88,232)	$(206,223)	$(455,992)	$1,822,256	$1,744,655

Cumulative interest sensitivity gap as a percentage of total assets	(0.50)%	(1.16)%	(2.57)%	10.26%	9.83%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

     NPV Analysis. To a lesser degree, the Company also utilizes net portfolio value (“NPV”) analysis to monitor interest rate risk over a range of interest rate scenarios.
      NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, theoretically represents the market value of the Company’s net worth. Increases in the value of assets will increase the NPV whereas decreases in value of assets will decrease the NPV. Conversely, increases in the value of liabilities will decrease NPV whereas decreases in the value of liabilities will increase the NPV. The changes in value of assets and liabilities due to changes in interest rates reflect the interest rate sensitivity of those assets and liabilities as their values are derived from the characteristics of the asset or liability (i.e. fixed rate, adjustable rate, caps, floors) relative to the interest rate environment. For example, in a rising interest rate environment, the fair value of a fixed-rate asset will decline whereas the fair value of an adjustable-rate asset, depending on its repricing characteristics, may not decline. In a declining interest rate environment, the converse may be true.
      The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company’s historical experience. The following sets forth the Company’s NPV as of December 31, 2004.

				NPV as % of Portfolio
	Net Portfolio Value			Value of Assets

Change (in Basis points) in Interest Rates	Amount	$ Change	NPV % Change	Ratio	Change in NPV Ratio

	(Dollars In Thousands
+200	$1,735,269	$(392,544)	18.45%	10.52%	(1.58)%
0	2,127,813	—	—	12.10	—
-100	2,306,512	178,699	8.40	12.78	0.68
      As of December 31, 2004, the Company’s NPV was $2.13 billion, or 12.10% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company’s “post shock” NPV was estimated to be $1.74 billion, or 10.52% of the market value of assets reflecting a decrease of 1.58% in the NPV ratio.
      As of December 31, 2003, the Company’s NPV was $1.17 billion, or 12.17% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company’s “post shock” NPV was estimated to be $837.0 million, or 9.30% of the market value of assets reflecting a decrease of 2.87% in the NPV ratio.
      Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV table presented assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV table provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

ITEM 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Independence Community Bank Corp.
      We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 3 and 16 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation prospectively.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Independence Community Bank Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Ernst & Young, LLP
New York, New York
February 28, 2005

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting
The Board of Directors and Shareholders Independence Community Bank Corp.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Independence Community Bank Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Independence Community Bank Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Independence Community Bank Corp.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of the Office of Thrift Supervision Annual/Current Report instructions for Savings and Loan Holding Companies (the “H-(b) 11 instructions”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Independence Community Bank Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Independence Community Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Independence Community Bank Corp. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Independence Community Bank Corp. and our report dated February 28, 2005 expressed, an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Ernst & Young, LLP
New York, New York
February 28, 2005

Management’s Report on Internal Control Over Financial Reporting
      The management of Independence Community Bank Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.
      The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
      As of December 31, 2004, based on management’s assessment, the Company’s internal control over financial reporting was effective.
      Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” set forth in this Item 8.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

(In Thousands, Except Share Data)	2004	2003

ASSETS:
Cash and due from banks — interest-bearing	$84,532	$43,950
Cash and due from banks — non-interest-bearing	276,345	128,078

Total cash and cash equivalents	360,877	172,028

Securities available-for-sale:
Investment securities ($25,764 and $14,593 pledged to creditors, respectively)	454,305	296,945
Mortgage-related securities ($2,927,519 and $1,872,549 pledged to creditors, respectively)	3,479,482	2,211,755

Total securities available-for-sale	3,933,787	2,508,700

Loans available-for-sale	96,671	5,922

Mortgage loans on real estate	9,315,090	4,714,388
Other loans	1,933,502	1,457,843

Total loans	11,248,592	6,172,231
Less: allowance for loan losses	(101,435)	(79,503)

Total loans, net	11,147,157	6,092,728

Premises, furniture and equipment, net	162,687	101,383
Accrued interest receivable	64,437	37,046
Goodwill	1,155,572	185,161
Identifiable intangible assets, net	79,056	190
Bank owned life insurance (“BOLI”)	321,040	175,800
Other assets	432,146	267,649

Total assets	$17,753,430	$9,546,607

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Savings deposits	$2,630,416	$1,613,161
Money market deposits	752,310	401,024
Active management accounts (“AMA”) deposits	948,977	475,647
Interest-bearing demand deposits	1,214,190	694,102
Non-interest-bearing demand deposits	1,487,756	741,261
Certificates of deposit	2,271,415	1,378,902

Total deposits	9,305,064	5,304,097

Borrowings	5,511,972	2,916,300
Subordinated notes	396,332	148,429
Escrow and other deposits	104,304	76,260
Accrued expenses and other liabilities	131,715	110,410

Total liabilities	15,449,387	8,555,496

Stockholders’ equity:
Common stock, $.01 par value: 250,000,000 and 125,000,000 shares authorized, 104,243,820 and 76,043,750 shares issued; 84,928,719 and 54,475,715 shares outstanding at December 31, 2004 and December 31, 2003, respectively	1,042	760
Additional paid-in-capital	1,900,252	761,880
Treasury stock at cost: 19,315,101 and 21,568,035 shares at December 31, 2004 and December 31, 2003, respectively	(341,226)	(380,088)
Unallocated common stock held by ESOP	(64,267)	(69,211)
Unvested restricted stock awards under stock benefit plans	(9,701)	(7,598)
Retained earnings, partially restricted	821,702	678,353
Accumulated other comprehensive income:
Net unrealized (loss) gain on securities available-for-sale, net of tax	(3,759)	7,015

Total stockholders’ equity	2,304,043	991,111

Total liabilities and stockholders’ equity	$17,753,430	$9,546,607

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

(In Thousands, Except Per Share Amounts)	2004	2003	2002

Interest income:
Mortgage loans on real estate	$426,942	$271,805	$332,332
Other loans	95,170	81,674	79,800
Loans available-for-sale	6,906	4,774	1,822
Investment securities	22,578	13,296	8,157
Mortgage-related securities	132,809	62,918	57,151
Other	5,003	5,653	6,241

Total interest income	689,408	440,120	485,503

Interest expense:
Deposits	71,848	53,257	81,637
Borrowings	128,788	91,089	93,418
Subordinated notes	13,279	3,029	—
Trust preferred securities	—	—	524

Total interest expense	213,915	147,375	175,579

Net interest income	475,493	292,745	309,924

Provision for loan losses	2,000	3,500	8,000

Net interest income after provision for loan losses	473,493	289,245	301,924

Non-interest income:
Net (loss)/gain on securities	(8,816)	476	412
Net gain on sales of loans	281	289	145
Mortgage-banking activities	29,613	25,407	13,759
Service fees	66,619	69,270	50,476
BOLI	14,616	8,833	6,294
Other	19,196	8,464	4,032

Total non-interest income	121,509	112,739	75,118

Non-interest expense:
Compensation and employee benefits	134,924	100,262	96,298
Occupancy costs	43,679	26,547	22,839
Data processing fees	16,236	10,029	8,951
Advertising	9,140	7,845	6,194
Other	58,828	42,265	43,802

Total general and administrative expense	262,807	186,948	178,084

Amortization of identifiable intangible assets	8,268	1,855	6,971

Total non-interest expense	271,075	188,803	185,055

Income before provision for income taxes	323,927	213,181	191,987
Provision for income taxes	111,755	76,211	69,585

Net income	$212,172	$136,970	$122,402

Basic earnings per share	$2.96	$2.74	$2.37

Diluted earnings per share	$2.84	$2.60	$2.24

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2004, 2003 and 2002

					Unearned
				Unallocated	Common Stock		Accumulated
		Additional		Common	Held by		Other
	Common	Paid-in-	Treasury	Stock Held	Recognition	Retained	Comprehensive
(In Thousands, Except Share Data)	Stock	Capital	Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2001	$760	$734,773	$(247,184)	$(79,098)	$(17,641)	$480,074	$8,849	$880,533
Comprehensive income:
Net income for the year ended December 31, 2002	—	—	—	—	—	122,402	—	122,402
Other comprehensive income, net of tax of $5.4 million Change in net unrealized losses on cash flow hedges, net of tax of $1.1 million	—	—	—	—	—	—	(1,871)	(1,871)
Change in net unrealized gains on securities available-for-sale, net of tax of $0.7 million	—	—	—	—	—	—	(1,212)	(1,212)
Less: reclassification adjustment of net gains realized in net income, net of tax of $0.1 million	—	—	—	—	—	—	(73)	(73)

Comprehensive income	—	—	—	—	—	122,402	(3,156)	119,246
Repurchase of common stock (3,538,650 shares)	—	—	(92,147)	—	—	—	—	(92,147)
Valuation adjustment for deferred income tax benefit	—	(1,038)	—	—	—	—	—	(1,038)
Treasury stock issued for options exercised, director fees and Meridian Capital (1,414,988 shares)	—	1,488	21,149	—	—	—	—	22,637
Dividends declared	—	—	—	—	—	(26,549)	—	(26,549)
Accelerated vesting of options	—	115	—	—	—	—	—	115
ESOP shares committed to be released	—	2,840	—	4,944	—	—	—	7,784
Issuance of grants and amortization of earned portion of restricted stock awards	—	3,828	—	—	5,859	—	—	9,687

Balance — December 31, 2002	760	742,006	(318,182)	(74,154)	(11,782)	575,927	5,693	920,268

Comprehensive income:
Net income for the year ended December 31, 2003	—	—	—	—	—	136,970	—	136,970
Other comprehensive income, net of tax of $3.9 million Change in net unrealized losses on cash flow hedges, net of tax of $1.1 million	—	—	—	—	—	—	4,094	4,094
Less: reclassification adjustment of net loss realized on cash flow hedges, net of tax of $1.2 million	—	—	—	—	—	—	(2,223)	(2,223)
Change in net unrealized gains on securities available-for-sale, net of tax of $0.3 million	—	—	—	—	—	—	(549)	(549)

Comprehensive income	—	—	—	—	—	136,970	1,322	138,292
Repurchase of common stock (2,765,900 shares)	—	—	(78,068)	—	—	—	—	(78,068)
Valuation adjustment for deferred income tax benefit	—	(3,070)	—	—	—	—	—	(3,070)
Treasury stock issued for options exercised (and related tax benefit) and for director fees (992,717 shares)	—	14,360	16,162	—	—	—	—	30,522
Dividends declared	—	—	—	—	—	(34,544)	—	(34,544)
Accelerated vesting of options	—	185	—	—	—	—	—	185
Stock compensation expense	—	153	—	—	—	—	—	153
ESOP shares committed to be released	—	3,674	—	4,943	—	—	—	8,617
Issuance of grants and amortization of earned portion of restricted stock awards	—	4,572	—	—	4,184	—	—	8,756

Balance — December 31, 2003	760	761,880	(380,088)	(69,211)	(7,598)	678,353	7,015	991,111

Comprehensive income:
Net income for the year ended December 31, 2004	—	—	—	—	—	212,172	—	212,172
Other comprehensive income, net of tax benefit of $2.5 million
Change in net unrealized gains on securities available-for-sale, net of tax of $3.5 million	—	—	—	—	—	—	(6,736)	(6,736)
Less: reclassification adjustment of net gain realized in net income, net of tax of $2.6 million	—	—	—	—	—	—	(4,038)	(4,038)

Comprehensive income	—	—	—	—	—	212,172	(10,774)	201,398
Treasury stock issued for options exercised (and related tax benefit) and for director fees (2,252,934 shares)	—	18,750	38,862	—	—	—	—	57,612
Common stock issued in connection with Staten Island Bancorp, Inc. acquisition (28,200,070 shares)	282	1,106,853	—	—	—	—	—	1,107,135
Dividends declared	—	—	—	—	—	(68,823)	—	(68,823)
Stock compensation expense	—	1,699	—	—	—	—	—	1,699
ESOP shares committed to be released	—	5,865	—	4,944	—	—	—	10,809
Issuance of grants and amortization of earned portion of restricted stock awards	—	5,205	—	—	(2,103)	—	—	3,102

Balance — December 31, 2004	$1,042	$1,900,252	$(341,226)	$(64,267)	$(9,701)	$821,702	$(3,759)	$2,304,043

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$212,172	$136,970	$122,402
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses	2,000	3,500	8,000
Net loss (gain) on securities	8,816	(476)	(412)
Net gain on sale of loans	(281)	(289)	(145)
Originations of loans available-for-sale	(1,267,289)	(1,798,108)	(1,306,929)
Proceeds on sales of loans available-for-sale	2,442,121	1,919,941	1,211,761
Amortization of deferred income and premiums	(32,347)	19,107	(1,444)
Amortization of identifiable intangibles	8,268	1,855	6,971
Amortization of earned portion of ESOP and restricted stock awards	14,962	16,603	17,011
Depreciation and amortization	17,503	11,561	11,458
Deferred income tax (benefit) provision	(1,349)	10,678	(24,443)
(Increase) decrease in accrued interest receivable	(3,379)	(516)	906
Decrease (increase) in accounts receivable-securities transactions	5,088	(4,318)	(1,943)
Decrease in other accounts receivable	355	2	7,394
Decrease in accrued expenses and other liabilities	(7,466)	(73,249)	(27,472)
Other, net	2,783	(18,885)	(19,266)

Net cash provided by operating activities	1,401,957	224,376	3,849

Cash Flow from Investing Activities:
Loan originations and purchases	(4,643,114)	(2,402,462)	(1,402,892)
Principal payments on loans	2,300,128	1,802,535	1,429,732
Proceeds from sale of loans from portfolio	—	—	257,559
Advances on mortgage warehouse lines of credit	(10,187,771)	(10,291,152)	(7,016,355)
Repayments on mortgage warehouse lines of credit	10,045,928	10,532,666	6,770,463
Proceeds from sale of securities available-for-sale	317,756	48,886	105,493
Proceeds from maturities of securities available-for-sale	316,389	101,457	37,717
Principal collected on securities available-for-sale	1,012,884	1,627,618	940,633
Purchases of securities available-for-sale	(1,026,512)	(3,048,363)	(1,325,231)
Purchase of BOLI	—	—	(50,000)
Redemption (purchase) of Federal Home Loan Bank stock	48,165	(34,237)	(16,143)
Cash consideration paid to acquire Staten Island Bancorp, Inc.	(368,500)	—	—
Cash and cash equivalents acquired in Staten Island Bancorp, Inc. acquisition	669,614	—	—
Proceeds from sale of other real estate	1,340	—	166
Net additions to premises, furniture and equipment	(31,836)	(27,548)	(15,564)

Net cash used in investing activities	(1,545,529)	(1,690,600)	(284,422)

Cash Flows from Financing Activities:
Net increase in demand and savings deposits	451,960	574,387	409,670
Net decrease in time deposits	(242,577)	(210,350)	(264,385)
Net (decrease) increase in borrowings	(99,403)	984,750	248,762
Net increase in subordinated notes	247,903	148,429	—
Net increase (decrease) in escrow and other deposits	5,684	41,686	(3,787)
Decrease in cumulative trust preferred securities	—	—	(11,067)
Proceeds on exercise of stock options	37,677	12,905	11,500
Repurchase of common stock	—	(78,068)	(92,147)
Dividends paid	(68,823)	(34,544)	(26,549)

Net cash provided by financing activities	332,421	1,439,195	271,997

Net increase (decrease) in cash and cash equivalents	188,849	(27,029)	(8,576)
Cash and cash equivalents at beginning of period	172,028	199,057	207,633

Cash and cash equivalents at end of period	$360,877	$172,028	$199,057

Supplemental Information
Income taxes paid	$116,416	$53,875	$99,181

Interest paid	$197,240	$150,923	$175,057

Income tax benefit realized from exercise of stock options	$16,551	$6,076	$4,652

Non-Cash Investing Activities
Common stock issued in Staten Island Bancorp, Inc. acquisition	$1,107,135	$—	$—

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

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
      The Bank provides financial services primarily to individuals and small to medium-sized businesses within the New York City metropolitan area. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Department. In addition, the Holding Company is registered with

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.
2.     Acquisitions
      On April 12, 2004, the Company completed its acquisition of SIB and the merger of SIB’s wholly owned subsidiary, SI Bank & Trust (“SI Bank”), with and into the Bank. SI Bank, a full service federally chartered savings bank, operated 17 full service branch offices on Staten Island, three full service branch offices in Brooklyn, and a total of 15 full service branch offices in New Jersey.
      In addition to the opportunity to enhance shareholder value, the acquisition presented the Company with a number of strategic opportunities and benefits that will assist its growth as a leading community-oriented financial institution. The opportunities include expanding the Company’s asset generation capabilities through use of SIB’s strong core deposit funding base; increasing deposit market share in the Company’s core New York City metropolitan area market and strengthening its balance sheet.
      As a result of the SIB acquisition, the Company acquired approximately $7.15 billion in assets (including loans of $3.56 billion and securities of $2.09 billion) and assumed approximately $3.79 billion in deposits, $2.65 billion in borrowings and $84.2 million in other liabilities. Included in the $84.2 million of other liabilities was $22.5 million of accrued severance costs. The Company has paid approximately $5.5 million of severance costs since April 12, 2004 and had $17.0 million of such liability remaining at December 31, 2004. The results of operations of SIB are included in the Consolidated Statements of Income and Comprehensive Income subsequent to April 12, 2004.
      Under the terms of the Agreement and Plan of Merger between the Company and SIB dated November 24, 2003 (the “SIB Agreement”), the aggregate consideration paid in the acquisition consisted of $368.5 million in cash and 28,200,070 shares of the Company’s common stock. Holders of SIB common stock received cash or shares of the Company’s common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 75% paid in the Company’s common stock and 25% paid in cash. The SIB transaction had an aggregate value of approximately $1.48 billion assuming an acquisition value of $24.3208 per share (the average share price used to calculate the exchange ratio).
      In addition on March 1, 2004, SIB announced the completion of the sale of the majority of the assets and operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of SI Bank, to Lehman Brothers. The remaining Staten Island Mortgage Corp. offices were sold or ceased operations by March 31, 2004. At December 31, 2004, Staten Island Mortgage Corp. (which is a subsidiary of the Bank as a result of the SIB acquisition) had $69.0 million of loans available-for-sale.
      The acquisition was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $970.4 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the Company estimates that the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $87.1 million, which is being amortized using the interest method over 14 years.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents data with respect to the fair values of assets and liabilities acquired in the SIB acquisition.

At April 12,
(Dollars In Thousands)	2004

ASSETS:
Cash and due from banks	$671,213
Securities	2,089,962
Loans, net of the allowance for loan losses	3,893,452
FHLB-NY stock	110,150
Fixed assets	46,969
Other assets	231,559
Core deposit intangible	87,133

Total assets	$7,130,438

LIABILITIES:
Deposits	$3,805,094
Borrowings	2,733,603
Other liabilities	86,343

Total liabilities	6,625,040

Net assets acquired	$505,398

      The Company’s net income would have amounted to $144.0 million, or $1.75 diluted earnings per share, for the year ended December 31, 2004 if the acquisition had taken place on January 1, 2004 compared to net income of $150.0 million or $1.85 per diluted share for the year ended December 31, 2003 if the acquisition had taken place on January 1, 2003. Included in the year ended December 31, 2004 pro forma results of operations were $67.2 million of ESOP expense relating to the termination and final allocation of SIB’s ESOP and $24.7 million of severance costs which were incurred as a direct result of the acquisition. These proforma results of operations are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the dates indicated or which may be obtained in the future.
3.     Summary of Significant Accounting Policies
      The following is a description of the significant accounting policies of the Company and its subsidiaries. These policies conform with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Basis of Presentation
      The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation. The Company uses the equity method of accounting for investments in less than majority-owned entities.
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

Securities Available-for-Sale
      Securities available-for-sale are carried at fair value. Unrealized gains or losses on securities available-for-sale are included in other comprehensive income (“OCI”) within stockholders’ equity, net of tax. Gains or losses on the sale of such securities are recognized using the specific identification method and are recorded in gain/(loss) on loans and securities in the Consolidated Statements of Operations.

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
      The Company generally places loans on non-accrual status when principal or interest payments become 90 days past due, except those loans reported as 90 days past maturity within the overall total of non-performing loans. Loans that are 90 days or more past maturity continue to make payments on a basis consistent with the original loan repayment schedule and as such remain on accrual status. However, FHA or VA loans continue to accrue interest because their interest payments are guaranteed by various government programs and agencies. Loans may be placed on non-accrual status earlier if management believes that collection of interest or principal is doubtful or when such loans have such well defined weaknesses that collection in full of principal or interest may not be probable. When a loan is placed on non-accrual status, accrual of interest income is discontinued and uncollected interest is reversed against current interest income. Interest income on non-accrual loans is recorded only when received in cash. A loan is returned to accrual status when the principal and interest are no longer past due and the borrower’s ability to make periodic principal and interest payments is reasonably assured.
      The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The Company identifies and measures impaired loans in conjunction with its assessment of the allowance for loan losses. An allowance for impaired loans is a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. The Company’s evaluation of impaired loans includes a review of non-accrual commercial business, commercial real estate, mortgage warehouse lines of credit and multi-family residential loans as well as a review of other performing loans that may meet the definition of loan impairment. Smaller balance homogenous loans, such as consumer and residential mortgage loans, are specifically excluded from individual review for impairment. Fair value is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company’s impaired loan portfolio is primarily collateral dependent. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the underlying collateral or the present value of the expected future cash flows. All loans subject to evaluation and considered impaired are included in non-performing assets. Interest income on impaired loans is recognized on a cash basis.
      Commercial real estate loans, commercial business loans and mortgage warehouse lines of credit are generally charged-off to the extent principal and interest due exceed the net realizable value of the collateral,

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the charge-off occurring when the loss is reasonably quantifiable. Loans secured by residential real estate are generally charged-off to the extent principal and interest due exceed the current appraised value of the collateral.
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

Allowance for Loan Losses
      The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. The formalized process for assessing the level of the allowance for loan losses is performed no less than quarterly. Individual loans are specifically identified by loan officers as meeting the criteria of pass, criticized or classified loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, loans chronically delinquent and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria to be characterized as criticized or classified are categorized as pass loans. Each risk level, including pass loans, has an associated reserve factor that increases as the risk level category increases. The reserve factor for criticized and classified loans becomes larger as the risk level increases. The reserve factor for pass loans differs based upon the loan type and collateral type. The reserve factor is applied to the aggregate balance of loans designated to each risk level to compute the aggregate reserve requirement. This method of analysis is performed on the entire loan portfolio. Other considerations used to support the balance of the allowance for loan losses and its components include regulatory examinations and national and local economic data associated with the real estate market in the Company’s market area. The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate.

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
      Under the terms of the sales agreement with Fannie Mae, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. The Company has established a liability of $7.9 million which represents the estimated amount that the Company would have to pay a third party to assume the liability of the retained recourse. The valuation calculates the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Identifiable Intangible Assets
      Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which resulted in discontinuing the amortization of goodwill. Under SFAS No. 142, goodwill is instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as non-interest expense in the period of impairment. However, under SFAS No. 142, identifiable intangible assets (such as core deposit premiums) with identifiable lives continue to be amortized. Core deposit intangibles currently held by the Company are amortized using the interest method over fourteen years.
      The Company’s goodwill was $1.16 billion at December 31, 2004 and $185.2 million at December 31, 2003. The Company’s identifiable intangible assets were $79.1 million at December 31, 2004 and $0.2 million at December 31, 2003. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2004. The Company tests the value of its goodwill at least annually. The Company has identified the goodwill impairment test as a critical accounting estimate.

Other Real Estate Owned
      Real estate properties acquired through, or in lieu of foreclosure and repossessed assets are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of carrying amount or fair value, less the estimated selling costs. Other real estate owned is included in other assets.

Bank Owned Life Insurance
      The Bank has purchased Bank Owned Life Insurance (“BOLI”) policies to fund certain future employee benefit costs. The BOLI is recorded at its cash surrender value and changes in the cash surrender value of the insurance are recorded in other non-interest income.

Derivative Financial Instruments
      The Company enters into derivative transactions to protect against the risk of adverse interest rate movements on loan commitments and the value of certain borrowings and on future cash flows. All derivative financial instruments are recorded at fair value in the Consolidated Statements of Financial Condition.
      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). In addition, forward loan sale agreements with Fannie Mae and Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”) also meet the definition of a

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).
      In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into (see Note 18).
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
      Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the Consolidated Statements of Financial Condition as either a freestanding asset or liability, with a corresponding offset recorded in OCI within stockholders’ equity, net of tax. Amounts are reclassified from OCI to the Consolidated Statements of Operations in the period or periods the hedged forecasted transaction affects earnings. No adjustment is made to the carrying amount of the hedged item.
      Under the cash flow hedge method, derivative gains and losses not effective in hedging the expected cash flows of the hedged item are recognized immediately in the Consolidated Statements of Operations. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the cash flows of the derivative instruments have been highly effective in offsetting changes in the cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively.
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
      The Company did not have any cash flow hedges during the years ended December 31, 2004 and 2003. However, the Company had $200.0 million of interest rate swap agreements qualifying as cash flow hedges during the year ended December 31, 2002. (See Note 18).

Income Taxes
      The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. A valuation allowance is provided for deferred tax assets where realization is not considered “more likely than not.” The Company did not have a valuation allowance at December 31, 2004. The Company has identified the evaluation of deferred tax assets as a critical accounting estimate.

Earnings Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants’ accounts or are not committed to be released for allocation and unvested restricted stock awards from the 1998 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) and the 2002 Stock Incentive Plan (“Stock Incentive Plan”) are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.

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
      Compensation expense related to restricted stock awards issued from the Recognition Plan and Stock Incentive Plan are recognized over the vesting period at the fair market value of the common stock on the date of grant for share awards that are not subject to performance criteria. The expense related to performance share awards is recognized over the vesting period based at the fair market value on the measurement date.
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
      Effective January 1, 2003, the Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with the fair value-based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended (“SFAS No. 123”).
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. Because the Company recognized the fair value provisions prospectively, compensation expense related to employee stock options granted did not have a full impact during 2003. See Note 16 hereof. See also “Impact of New Accounting Pronouncements” below for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” which was issued in December 2004.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported net of related income taxes. Accumulated OCI consists of unrealized gains and losses on available-for-sale securities, net of related income taxes.

Segment Reporting
      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires disclosures for each segment including quarterly disclosure requirements and a partitioning of geographic disclosures, including geographic information by country. As a community-oriented financial institution, substantially all of the Company’s operations (which comprise substantially all of the consolidated group’s activities) involve the delivery of loan and deposit products to customers located primarily in its market area. The Bank’s three key business divisions (the Commercial Real Estate Division, the Consumer Business Banking Division and the Business Banking Division) are codependent upon each other for both their source of funds as well as the utilization of such funds. Currently, business divisions are judged and analyzed using traditional criteria including loan origination levels, deposit origination levels, credit quality, adherence to expense budgets and other similar criteria, which data exists in a form deemed accurate and reliable by management. The President and Chief Executive Officer, the Company’s chief decision maker, has and continues to use these traditional criteria to make decisions regarding an individual division’s operations as well as the Company’s operations as a whole and thereby manages the Company as a single segment.

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

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
      In November 2003, the FASB issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The Company is currently evaluating the

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impact of adopting the provisions of this rule, which are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments for reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP in 2005.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
      In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-2 requires the effect of this subsidy to be included in the measurement of postretirement health care benefit costs effective for interim or annual periods beginning after June 15, 2004. Therefore, the expense amounts shown in Note 15 with respect to the year ended December 31, 2004 reflect the effects of the Act.

FASB Statement No. 123 (revised 2004)-Share-Based Payment
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”) a revision of FASB Statement No. 123. Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 which did not require companies to expense options. Under the terms of the Statement, the accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, remains unchanged. The Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with SFAS No. 123. The Company will incur additional expense in 2005 for unvested options at July 1, 2005 that were granted prior to January 1, 2003.
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
      The statement will be applied to public entities prospectively for interim or fiscal years beginning after June 15, 2005 as if all share-based compensation awards vesting, granted, modified, or settled after December 15, 1994 had been accounted for using the fair value-based method of accounting.
      The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial condition or results of operations.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Application of Accounting Principles to Loan Commitments
      In March 2004, the SEC issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), should not incorporate the expected future cash flows related to the associated servicing of the futures loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provision of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company’s financial condition or results of operations.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Securities Available-for-Sale
      The amortized cost and estimated fair value of securities available-for-sale are as follows:

	December 31, 2004

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Investment securities:
Debt securities:
U.S. Government and agencies	$212,016	$1,002	$(950)	$212,068
Corporate	89,093	604	(316)	89,381
Municipal	4,630	236	—	4,866

Total debt securities	305,739	1,842	(1,266)	306,315

Equity securities:
Preferred	146,604	1,100	(774)	146,930
Common	486	583	(9)	1,060

Total equity securities	147,090	1,683	(783)	147,990

Total investment securities	452,829	3,525	(2,049)	454,305

Mortgage-related securities:
Fannie Mae pass through certificates	449,182	4,405	(2,212)	451,375
GNMA pass through certificates	7,259	330	(26)	7,563
Freddie Mac pass through certificates	973,750	5,070	(585)	978,235
Collateralized mortgage obligation bonds	2,057,221	3,400	(18,312)	2,042,309

Total mortgage-related securities	3,487,412	13,205	(21,135)	3,479,482

Total securities available-for-sale	$3,940,241	$16,730	$(23,184)	$3,933,787

	December 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Investment securities:
Debt securities:
U.S. Government and agencies	$15,549	$37	$(1)	$15,585
Corporate	119,013	1,399	(837)	119,575
Municipal	4,282	308	—	4,590

Total debt securities	138,844	1,744	(838)	139,750

Equity securities:
Preferred	158,462	3,352	(5,945)	155,869
Common	386	940	—	1,326

Total equity securities	158,848	4,292	(5,945)	157,195

Total investment securities	297,692	6,036	(6,783)	296,945

Mortgage-related securities:
Fannie Mae pass through certificates	142,956	3,221	—	146,177
GNMA pass through certificates	8,981	675	(1)	9,655
Freddie Mac pass through certificates	5,140	273	(2)	5,411
Collateralized mortgage obligation bonds	2,043,558	15,498	(8,544)	2,050,512

Total mortgage-related securities	2,200,635	19,667	(8,547)	2,211,755

Total securities available-for-sale	$2,498,327	$25,703	$(15,330)	$2,508,700

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2004. Approximately $8.6 million, or 37.0%, of the unrealized loss was comprised of securities in a continuous loss position for twelve months or more which consisted primarily of 16 mortgage-related securities. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	At December 31, 2004

	Under One Year		One Year or More

	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(In Thousands)	Losses	Value	Losses	Value

Investment securities:
Debt securities:
U.S. Government and agencies	$950	$101,084	$—	$—
Corporate	316	33,357	—	—

Total debt securities	1,266	134,441	—	—

Equity securities:
Preferred	774	28,068	—	—
Common	9	207	—	—

Total equity securities	783	28,275	—	—

Total investment securities	2,049	162,716	—	—

Mortgage-related securities:
Fannie Mae pass through certificates	2,212	208,790	—	—
GNMA pass through certificates	26	2,337	—	—
Freddie Mac pass through certificates	585	78,856	—	—
Collateralized mortgage obligation bonds	9,726	950,459	8,586	393,226

Total mortgage-related securities	12,549	1,240,442	8,586	393,226

Total securities available-for-sale	$14,598	$1,403,158	$8,586	$393,226

      The strategy for the securities portfolio is to maintain a short duration, minimizing exposure to sustained increases in interest rates. This is achieved through investments in securities with predictable cash flows and short average lives, and the purchase of certain adjustable-rate instruments.
      Mortgage-backed securities (“MBS”) are primarily securities with planned amortization class structures. These instruments provide a relatively stable source of cash flows, although they may be impacted by changes in interest rates. Such MBS securities are either guaranteed by Freddie Mac, GNMA or Fannie Mae, or represent collateralized mortgage-backed obligations (“CMOs”) backed by government agency securities or private issuances securities. These CMOs, by virtue of the underlying collateral or structure, are principally AAA rated and are current pay sequentials or planned amortization class structures.
      Equity securities were comprised principally of common and preferred stock of certain publicly traded companies. Other securities maintained in the portfolio consist of corporate bonds and U.S. Government and agencies.
      Prior to December 31, 2004, the Company held as part of its available-for-sale portfolio $72.5 million of investment grade Fannie Mae preferred equity securities, predominately bearing fixed-rates, with aggregate

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrealized losses of $12.7 million ($8.3 million after-tax). Such unrealized losses were treated as a reduction of other comprehensive income and thus, a reduction to equity. Based on the Company’s fourth quarter assessment of investment impairment analysis, which considered the recent events at Fannie Mae, the Company recorded these previously unrealized losses as an other-than-temporary impairment as of December 31, 2004. Consequently, the aggregate amortized cost of these securities were reduced by $12.7 million and a corresponding other-than-temporary impairment charge to net loss on securities was recognized.
      At December 31, 2004, securities with a fair value of $2.95 billion were pledged to secure securities sold under agreements to repurchase, other borrowings and for other purposes required by law.
      Sales of available-for-sale securities are summarized as follows:

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Proceeds from sales	$317,756	$48,886	$105,493
Gross gains	6,242	476	656
Gross losses	2,321	—	(243)
      The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

	December 31, 2004

	Amortized	Estimated
(In Thousands)	Cost	Fair Value

One year or less	$36,224	$36,163
One year through five years	17,181	17,435
Five years through ten years	105,698	106,225
Over ten years	146,636	146,492

	$305,739	$306,315

      The amortized cost and estimated fair value of mortgage-related securities by contractual maturity are as follows:

	December 31, 2004

	Amortized	Estimated
(In Thousands)	Cost	Fair Value

One year or less	$423,840	$422,715
One year through five years	2,666,314	2,658,103
Five years through ten years	374,864	375,798
Over ten years	22,394	22,866

	$3,487,412	$3,479,482

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Loans Available-for-Sale and Loan Servicing Assets
      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	December 31,

(In Thousands)	2004	2003

Loans available-for-sale:
Single-family residential	$74,121	$2,687
Multi-family residential	22,550	3,235

Total loans available-for-sale	$96,671	$5,922

Fannie Mae Loan Sale Program
      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae pursuant to forward sales agreements previously entered into at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the year ended December 31, 2004, the Company originated for sale $1.14 billion and sold $2.07 billion of fixed-rate multi-family loans, including $953.8 million of loans held in portfolio, in the secondary market to Fannie Mae with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole (as discussed below) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At December 31, 2004, the Company serviced $5.20 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $156.1 million or approximately 3% of the outstanding balance.
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
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retained credit exposure. This liability represents the amount that the Company would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2004 the Company had a $7.9 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.
      As a result of retaining servicing on $5.25 billion of loans sold to Fannie Mae, which include both loans originated for sale and loans sold from portfolio, the Company had an $11.8 million servicing asset at December 31, 2004.
      At December 31, 2004, the Company also had a $6.3 million loan servicing asset related to $600.5 million of single-family loans that were sold in the secondary market with servicing retained as a result of the SIB acquisition.
      At December 31, 2004, 2003 and 2002, the Company was servicing loans on behalf of others, which are not included in the consolidated financial statements of $6.12 billion, $3.65 billion and $2.35 billion, respectively. The right to service loans for others is generally obtained by the sale of loans with servicing retained.
      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Balance at beginning of period	$7,772	$6,445	$4,273
Acquired from SIB	7,687	—	—
Capitalized servicing asset	13,555	7,307	5,544
Reduction of servicing asset	(10,914)	(5,980)	(3,372)

Balance at end of period	$18,100	$7,772	$6,445

Fannie Mae DUS Program
      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a newly formed subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital with the remaining two-thirds of all losses being assumed by Fannie Mae. There were no loans originated under this DUS program during the year ended December 31, 2004 and ICM Capital did not effect the Company’s statement of condition or results of operations for the year ended December 31, 2004.
      The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC (“Meridian Company”), a Delaware limited liability company, has a one-third ownership interest. ICM Capital’s operations will be coordinated with those of Meridian Capital Group, LLC (“Meridian Capital”). Meridian Capital is 65% owned by Meridian Capital Funding, Inc. (“Meridian Funding”), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Company. Meridian Funding and Meridian Company have the same principal owners (see Note 20).

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Single-Family Loan Sale Program
      Over the past several years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant. Under this program, the Company utilizes Cendant’s mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to Cendant on a non-recourse basis at agreed upon pricing. During the year ended December 31, 2004, the Company originated for sale $122.8 million and sold $119.3 million of single-family residential mortgage loans through the program. Included in the $74.1 million of single-family residential loans available-for-sale are $69.0 million of loans acquired in the SIB transaction.
      Over the past several years the Company has deemphasized the origination of single-family residential mortgage loans in favor of higher yielding commercial real estate and business loans. However, SIB had a significant single-family residential loan portfolio and as a result, the Company originated, for portfolio, approximately $143.4 million of such loans during the year ended December 31, 2004. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at a significantly reduced level from that experienced in 2004.
      A summary of mortgage-banking activity income is as follows for the periods indicated:

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Origination fees	$2,105	$9,046	$8,121
Servicing fees	8,724	3,609	1,465
Gain on sales	29,362	18,396	7,545
Change in fair value of loan commitments	(4,749)	3,261	1,133
Change in fair value of forward loan sale agreements	4,749	(3,261)	(1,133)
Amortization of loan servicing asset	(10,578)	(5,644)	(3,372)

Total mortgage-banking activity income	$29,613	$25,407	$13,759

      Mortgage loan commitments to borrowers related to loans originated for sale are considered derivative instruments under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and Cendant also meet the definition of a derivative instrument under SFAS No. 133 (see Note 18).

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Loans, Net
      Loans are summarized as follows:

	December 31,

(In Thousands)	2004	2003

Mortgage loans:
Single-family residential and cooperative apartment	$2,490,062	$284,367
Multi-family residential	3,800,649	2,821,706
Commercial real estate	3,034,254	1,612,711

Total principal balance – mortgage loans	9,324,965	4,718,784
Less net deferred fees	9,875	4,396

Total mortgage loans	9,315,090	4,714,388
Commercial business loans, net of deferred fees	809,392	606,204
Other loans:
Mortgage warehouse lines of credit	659,942	527,254
Home equity loans and lines of credit	416,351	296,986
Consumer and other loans	47,817	27,538

Total principal balance – other loans	1,124,110	851,778
Less unearned discounts and deferred fees	—	139

Total other loans	1,124,110	851,639
Total loans	11,248,592	6,172,231

Less allowance for loan losses	101,435	79,503

Loans, net	$11,147,157	$6,092,728

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
      To minimize the risk inherent in the real estate portfolio, the Company utilizes standard underwriting procedures and diversifies the type and geographic locations of loan collateral. Multi-family residential mortgage loans generally range in size from $0.5 million to $25.0 million and include loans on various types and geographically diverse apartment complexes located in the New York City metropolitan area. Multi-family residential mortgages are dependent largely on sufficient rental income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family loans do not fully amortize; therefore, the principal balance outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied one-to-four family residences located in the Company’s primary market area. The commercial real estate portfolio contains loans secured by commercial and industrial properties, professional office buildings and small shopping centers. Commercial business loans consist primarily of loans to small- and medium-size businesses and are generally secured by real estate, receivables, inventory, equipment and machinery and are often further enhanced by the personal guarantees of the principals of the borrower. The commercial real estate and commercial business loan portfolios do not

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contain any shared national credit loans. Mortgage warehouse lines of credit are revolving lines of credit to small-and medium-sized mortgage-banking companies. The lines are drawn to fund the origination of mortgages, primarily one-to-four family loans. Consumer loans consist primarily of home equity loans and lines of credit which are secured by the underlying equity in the borrower’s primary or secondary residence.
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
      During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. During the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. The Company expects the loans to be referred primarily by Meridian Capital, which already has an established presence in these market areas. During 2004, the Company originated for portfolio $193.6 million and originated for sale $140.9 million of loans in the Baltimore-Washington market. The Company also originated for portfolio retention $202.0 million and originated for sale $82.9 million of loans secured by properties in the Florida market. There were no loans originated in the Chicago market for the year ended December 31, 2004. The Company will review this expansion program periodically and establish and adjust its targets based on market acceptance, credit performance, profitability and other relevant factors.
      At December 31, 2004, the Company’s total loans outstandings to the Baltimore-Washington market area consisted primarily of $84.0 million of mortgage warehouse lines of credit, $73.6 million of commercial real estate loans and commercial business loans and $171.4 million of multi-family residential loans. The Company’s total loans outstanding to the Florida market consisted primarily of $135.9 million of commercial real estate and commercial business loans and $107.5 million of multi-family residential loans at December 31, 2004.
      In November 2003, the Bank acquired certain mortgage warehouse lines of credit from The Provident Bank. The acquisition increased the warehouse line of credit portfolio by approximately $207.0 million in lines with $76.3 million in outstanding advances at the time of acquisition.
      At December 31, 2004, 2003 and 2002, included in mortgage loans on real estate were $26.5 million, $23.5 million and $18.4 million, respectively, of non-performing loans. If interest on the non-accrual mortgage loans had been accrued, such income would have approximated $1.0 million, $0.6 million and $0.6 million for the years ended December 31, 2004 and 2003 and 2002, respectively.
      At December 31, 2004, 2003 and 2002, included in commercial business and other loans were $22.8 million, $13.1 million and $23.2 million, respectively, of non-performing loans. If interest on the non-accrual commercial business and other loans had been accrued, such income would have approximated $0.8 million, $0.5 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The Company’s evaluation of impaired loans includes a review of non-accrual commercial business, commercial real estate, mortgage warehouse lines of credit and multi-family residential loans as well as a review of other performing loans that may meet the definition of loan impairment. As permitted, all homogenous smaller balance consumer and residential mortgage loans are excluded from individual review for impairment. Impaired loans totaled $27.8 million, $30.5 million and $39.9 million at December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, $27.8 million of impaired loans had

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an associated allowance of $1.0 million. Impaired loans averaged approximately $29.1 million and $35.2 million during the years ended December 31, 2004 and 2003, respectively. Interest income on impaired loans is recognized on a cash basis. Interest income recorded on impaired loans was $0.9 million, $0.8 million and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively.
7.     Allowance for Loan Losses
      A summary of the changes in the allowance for loan losses is as follows:

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Allowance at beginning of period	$79,503	$80,547	$78,239
Allowance of acquired institution	24,069	—	—
Provision charged to operations	2,000	3,500	8,000
Net charge-offs	(4,137)	(4,544)	(5,692)

Allowance at end of period	$101,435	$79,503	$80,547

      The Company’s loan portfolio is primarily comprised of secured loans made to individuals and businesses located in the New York City metropolitan area. However, as a result of the Company’s expansion of its commercial real estate lending activities, the Company also has exposure to the Baltimore-Washington and Florida markets. (See Note 6).
8.     Premises, Furniture and Equipment
      A summary of premises, furniture and equipment is as follows:

	December 31,

(In Thousands)	2004	2003

Land	$14,164	$8,094
Buildings and improvements	108,697	77,638
Leasehold improvements	43,840	21,859
Furniture and equipment	60,890	68,518

	227,591	176,109
Less accumulated depreciation and amortization	64,904	74,726

Total premises, furniture and equipment	$162,687	$101,383

      Depreciation and amortization expense amounted to $17.5 million, $11.6 million and $11.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      The Company’s goodwill was $1.16 billion and $185.2 million at December 31, 2004 and 2003, respectively. The $970.4 million increase in goodwill during the year ended December 30, 2004 was a result of the SIB transaction which became effective on the close of business on April 12, 2004 (See Note 2).

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2004. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.
      The Company’s identifiable intangible assets were $79.1 million and $0.2 million at December 31, 2004 and 2003, respectively. The $78.9 million increase was a result of the $87.1 million core deposit intangible recorded as a result of the SIB acquisition and the associated amortization of such asset. Core deposit intangibles currently held by the Company are amortized using the interest method over fourteen years.
      The following table sets forth the Company’s identifiable intangible assets at the dates indicated:

	At December 31, 2004			At December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Deposit intangibles	$91,129	$12,073	$79,056	$47,559	$47,369	$190

      The following sets forth the estimated amortization expense for the years ended December 31:

2005	$11,379
2006	10,496
2007	9,612
2008	8,728
2009	7,844
2010 and thereafter	30,997
      Amortization expense related to identifiable intangible assets was $8.3 million, $1.9 million and $7.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
10.     Other Assets
      A summary of other assets is as follows:

	December 31,

(In Thousands)	2004	2003

FHLB stock	$197,900	$135,815
Net deferred tax asset	78,844	55,735
Loan servicing assets	18,100	7,772
Equity investment in mortgage brokerage firm	29,183	23,931
Prepaid expenses	24,234	17,892
Other real estate	2,512	15
Accounts receivable	49,199	9,810
Other	32,174	16,679

Total other assets	$432,146	$267,649

      The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York, and owns FHLB stock with a carrying value of $197.9 million and $135.8 million at December 31, 2004 and 2003, respectively. As a member, the Bank is able to borrow on a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from overnight to fifteen years (see Note 12). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage brokerage firm primarily engaged in the origination of commercial real estate and multi-family residential mortgage loans.
      Prepaid expenses include $13.7 million of prepaid pension costs at December 31, 2004. At the end of the fourth quarter of 2002, the Company made a cash contribution of approximately $10.0 million to restore the Company’s pension plan to fully funded status. The contribution did not reduce 2002 earnings. Accounts receivable includes $41.4 million of federal and state estimated tax refunds at December 31, 2004.

11.	Deposits
      The amounts due to depositors and the weighted average interest rates at December 31, 2004 and December 31, 2003 are as follows:

	December 31,

	2004		2003

		Weighted		Weighted
	Deposit	Average	Deposit	Average
(Dollars in Thousands)	Liability	Rate	Liability	Rate

Savings	$2,630,416	0.38%	$1,613,161	0.33%
Money market	752,310	1.59	401,024	1.29
Active management accounts	948,977	1.43	475,647	0.79
Interest-bearing demand	1,214,190	1.35	694,102	0.83
Non-interest-bearing demand	1,487,756	—	741,261	—

Total core deposits	7,033,649	0.93	3,925,195	0.63
Certificates of deposit	2,271,415	2.58	1,378,902	2.11

Total deposits	$9,305,064	1.19	$5,304,097	0.93

      Scheduled maturities of certificates of deposit are as follows:

	December 31,

(In Thousands)	2004	2003

One year	$1,214,030	$1,092,832
Two years	200,539	75,674
Three years	473,550	56,154
Four years	100,859	107,554
Thereafter	282,437	46,688

	$2,271,415	$1,378,902

      Certificate of deposit accounts in denominations of $100,000 or more totaled approximately $745.3 million and $281.4 million at December 31, 2004 and December 31, 2003, respectively.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Borrowings
      A summary of borrowings is as follows:

	December 31,

(In Thousands)	2004	2003

FHLB advances	$2,588,938	$1,051,300
Repurchase agreements	2,923,034	1,865,000

Total borrowings	$5,511,972	$2,916,300

      Advances from the FHLB are made at fixed rates with remaining maturities between less than one year and nine years, summarized as follows:

	December 31,

(In Thousands)	2004	2003

One year or less	$1,320,938	$226,300
Over one year through five years	598,000	450,000
Over five years through nine years(1)	670,000	375,000

	$2,588,938	$1,051,300

(1)	Although the contractual maturities of these borrowings are between five and nine years, the FHLB has the right to call these advances beginning in the third year after the advance was made. Such advances callable by the FHLB total $140.0 million in 2005, $395.0 million in 2006 and $100.0 million in 2007.
     Advances from the FHLB are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 10).
      The average balance of FHLB advances was $2.36 billion with an average cost of 3.41% for the year ended December 31, 2004. The maximum amount outstanding at any month end during the year ended December 31, 2004 was $3.05 billion. The average balance of FHLB advances during the year ended December 31, 2003 was $1.14 billion with an average cost of 4.1%. The maximum amount outstanding at any month end during the year ended December 31, 2003 was $1.28 billion. At December 31, 2004, the Company had the ability to borrow from the FHLB an additional $1.27 billion on a secured basis, utilizing mortgage-related loans and securities as collateral.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Repurchase agreements are made at either fixed or variable rates with remaining maturities ranging from less than one year up to nine years, summarized as follows:

	December 31,

(In Thousands)	2004	2003

One year or less	$397,212	$875,000
Over one year through five years	2,050,822	450,000
Over five years through nine years	475,000	540,000

	$2,923,034	$1,865,000

      At December 31, 2004, all of the outstanding repurchase agreements were secured by CMOs or U.S. Government and agency securities. The average balance of repurchase agreements during the year ended December 31, 2004 was $2.33 billion with an average cost of 3.70%. The maximum amount outstanding at any month end during the year ended December 31, 2004 was $2.91 billion. The average balance of repurchase agreements during the year ended December 31, 2003 was $1.13 billion with an average cost of 3.9%. The maximum amount outstanding at any month end during the year ended December 31, 2003 was $1.87 billion.
13. Subordinated Notes
      The Company’s subordinated notes totaled $396.3 million at December 31, 2004 compared to $148.4 million at December 31, 2003. On March 22, 2004, the Bank issued $250.0 million aggregate principal amount of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due 2014 (“2004 Notes”). The 2004 Notes bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 the Bank has the right to redeem the 2004 Notes at par plus accrued interest. The net proceeds of $247.4 million were used for general corporate purposes. The average balance of 2004 Notes was $192.6 million with an average cost of 4.01% during the year ended December 31, 2004. The 2004 Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
      On June 20, 2003, the Bank issued $150.0 million aggregate principal amount of 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 (“2003 Notes”). The 2003 Notes bear interest at a fixed rate of 3.5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 the Bank has the right to redeem the 2003 Notes at par plus accrued interest. The net proceeds of $148.4 million were used for general corporate purposes. The average balance of 2003 Notes was $148.6 million with an average cost of 3.74% during the year ended December 31, 2004. The 2003 Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
14.     Earnings Per Share
      EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants’ accounts or are not committed to be released for allocation and unvested restricted stock awards from the Recognition Plan and the Stock Incentive Plan are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Year Ended December 31,

(In Thousands, Except Per Share Amounts)	2004	2003	2002

Numerator:
Net income	$212,172	$136,970	$122,402

Denominator:
Weighted average number of common shares outstanding — basic	71,560	49,993	51,703
Weighted average number of common stock equivalents (restricted stock and options)	3,057	2,650	2,854

Weighted average number of common shares
and common stock equivalents — diluted	74,617	52,643	54,557

Basic earning per share	$2.96	$2.74	$2.37

Diluted earnings per share	$2.84	$2.60	$2.24

      At December 31, 2004 and December 31, 2003, there were 4,565 and 48,913 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. For additional disclosures regarding outstanding stock options and restricted stock awards, see Note 16.
15.     Benefit Plans

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
      In connection with the SIB acquisition on April 12, 2004, the Company acquired the Staten Island Bank and Trust Plan (“Staten Island Plan”), a noncontributory defined benefit pension plan, which was frozen effective as of December 31, 1999. It is expected that the Staten Island Plan will be merged with the Pension Plan by June 30, 2005. The Company’s Pension Plan, the Supplemental Plan and the Staten Island Plan (collectively, the “Plan”) are presented on a consolidated basis in the following disclosures.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the Plan’s aggregate change in the projected benefit obligation:

	Year Ended December 31,

(In Thousands)	2004	2003

Projected benefit obligation at beginning of year	$49,831	$46,551
Projected benefit obligation for Staten Island Plan at beginning of year	24,920	—
Service cost	1,479	1,420
Interest cost	4,633	2,971
Actuarial loss	603	1,045
Benefits paid	(3,792)	(2,156)

Projected benefit obligation at end of year	$77,674	$49,831

      The Company changed the Plan’s measurement date from January 1st, to December 1st, effective December 1, 2004. The following table sets forth the aggregate change in Plan assets using a December 1, 2004 measurement date for December 31, 2004 and a January 1, 2004 measurement date for December 31, 2003:

	December 31,

(In Thousands)	2004	2003

Fair value of Plan assets at beginning of year	$50,644	$43,569
Fair value of Staten Island Plan assets at beginning of year	25,311	—
Actual return on Plan assets	5,250	8,965
Employer contributions	258	266
Benefits paid	(3,792)	(2,156)

Fair value of Plan assets at end of year	$77,671	$50,644

Funded status	$(3)	$813
Amount contributed during the fourth quarter	24	—
Unrecognized net asset	(203)	(405)
Unrecognized prior service cost	(3,450)	(4,541)
Unrecognized actuarial loss	12,577	11,689

Prepaid pension cost at December 31, 2004 and 2003	$8,945	$7,556

      At December 31, 2004, the accumulated benefit obligation for the Pension Plan and Supplemental Plan was $50.9 million compared to $48.4 million at December 31, 2003. The accumulated benefit obligation for the Staten Island Plan was $25.1 million at December 31, 2004. Included in the $77.7 million fair value of Plan assets was $52.0 million for the Pension Plan and $25.7 million for the Staten Island Plan at December 31, 2004.
      The following table sets forth the amounts recognized in the Consolidated Statements of Financial Condition:

	At December 31,

(In Thousands)	2004	2003

Prepaid pension cost	$13,717	$10,087
Accrued pension cost	(4,772)	(2,531)

Net prepaid pension cost	$8,945	$7,556

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net pension (benefit) expense of the Plan included the following components:

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Service cost-benefits earned during the period	$1,479	$1,420	$1,238
Interest cost on projected Benefit obligation	4,188	2,972	2,847
Expected return on Plan assets	(5,598)	(3,415)	(3,219)
Amortization of net asset	(203)	(203)	(203)
Amortization of prior service cost	(1,090)	(1,090)	(1,090)
Recognized net actuarial loss	686	1,462	279

Net pension (benefit) expense for the years ended December 31, 2004, 2003 and 2002	(538)	1,146	(148)
Net adjustment	—	(37)	(102)

Net pension (benefit) expense	$(538)	$1,109	$(250)

Weighted Average Assumptions as of December 31:	2004	2003	2002

Discount rate	6.25%	6.375%	6.50%
Rate of compensation increase	3.25%	3.50%	4.00%
Expected long-term return on Plan assets	9.00%	8.00%	8.00%
      The Bank amended the Plan to adopt the provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). Effective January 1, 2002 EGTRRA increased the maximum compensation for pension plan purposes to $200,000, subject to periodic increases.
      Typically, the long-term rate of return on Plan assets assumption is set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s actual target allocation of asset classes. Equities and fixed income securities are assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. Additionally, the long-term inflation rate is projected to be 2.5%. When these overall return expectations are applied to the Plan’s target allocation, the result is an expected rate of return of 8% to 10%.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the weighted-average asset allocations and the target allocation for 2005, by asset category for the Pension Plan and the Staten Island Plan:

	Pension Plan

	Target
	Allocation	At December 31,

Asset Category:	2005	2004	2003

Equity investments	60.0%	61.0%	62.0%
Fixed income investments	40.0	39.0	38.0

Total	100.0%	100.0%	100.0%

	Staten Island Plan

	Target
	Allocation	At December 31,

Asset Category:	2005	2004	2003

Equity investments	60.0%	70.0%	69.0%
Fixed income investments	40.0	30.0	31.0

Total	100.0%	100.0%	100.0%

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
      The expected payment period of estimated future benefit payments, which reflect expected future services, are summarized as follows:

(In Thousands)	Amount

Year ended December 31:
2005	$3,739
2006	3,841
2007	4,098
2008	4,201
2009	4,333
2010 — 2014	24,816
      The Company currently expects to contribute an aggregate of $0.3 million to the Plan for the year ended December 31, 2005.

Postretirement Benefits
      The Company currently provides certain health care and life insurance benefits to eligible retired employees and their spouses. The coverage provided depends upon the employee’s date of retirement and years of service with the Company. The Company’s plan for its postretirement benefit obligation is unfunded.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Effective April 1, 1995, the Company adopted SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”). In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods.
      In connection with the SIB acquisition on April 12, 2004, the Company became the sponsor of the Postretirement Welfare Plan of SI Bank & Trust. The active and retired participants from the SI Bank & Trust Postretirement Welfare Plan were transferred into the Company’s postretirement benefit plan.
      The Company changed the measurement date for its postretirement benefit plan from January 1st, to December 1st, effective December 1, 2004. The Company used a December 1, 2004 measurement date for its postretirement benefit obligation as of December 31, 2004 and a January 1, 2004 measurement date for the December 31, 2003 postretirement benefit obligation.
      Status of the postretirement benefit obligation is as follows:

	December 31,	December 31,
(In Thousands)	2004	2003

Benefit obligation at beginning of year	$21,651	$16,509
Benefit obligation for Staten Island Plan at beginning of year	7,262	—
Service cost	726	523
Interest cost	1,566	1,197
Actuarial (gain) loss	(2,287)	4,338
Benefits paid	(1,021)	(916)
Plan amendments	1,755	—

Benefit obligation at end of year	$29,652	$21,651

Funded status	$(29,652)	$(21,651)
Unrecognized transition obligation being recognized over 20 years	582	640
Unrecognized net loss due to past experience difference from assumptions made	6,798	9,623
Unrecognized past service liability	1,756	—

Accrued postretirement benefit cost at December 31, 2004 and 2003	$(20,516)	$(11,388)

      The Plan amendment charge of $1.8 million during 2004 related to the change in coverage provisions for the participants from the SI Bank & Trust Postretirement Welfare Plan who are now covered by the provisions in the Company’s plan. This amendment will be amortized over 12 years.
      Net postretirement benefit cost, which included costs for SIB’s postretirement benefit plan since April 12, 2004, included the following components:

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Service cost-benefits earned during the period	$726	$523	$438
Interest cost on accumulated postretirement benefit obligation	1,566	1,197	991
Amortization of net obligation	58	58	58
Amortization of unrecognized loss	537	585	185

Postretirement benefit cost-plan years ended December 31, 2004, 2003 and 2002	$2,887	$2,363	$1,672

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, 2003 and 2002, discount rates of 6.25%, 6.375% and 6.50%, respectively, were used.
      The following table sets forth the amounts recognized in the Consolidated Statements of Financial Condition:

	At December 31,

(In Thousands)	2004	2003

Accrued postretirement costs	$20,516	$11,388

      In May 2004, the FASB issued FSP FAS 106-2 related to the Act which provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D.
      The Company has determined that its drug benefits are at least actuarially equivalent to those under Medicare Part D. The expected subsidy reduced the Company’s benefit plan obligation by $0.3 million to $30.0 million at December 31, 2004 and also reduced the benefit cost by $0.3 million to $2.9 million for the year ended December 31, 2004.
      The expected payment period of estimated future benefit payments, which reflect expected future services, are summarized as follows:

(In Thousands)	Amount

Year ended December 31:
2005	$1,201
2006	1,295
2007	1,421
2008	1,559
2009	1,691
2010 — 2014	10,416
      The Company currently expects to contribute $1.2 million to the post retirement health care plan for the year ended December 31, 2005.
      The following table sets forth the assumed health care cost trend rates:

	At December 31,

	2004	2003

Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the “ultimate trend rate”)	3.75%	3.75%
Year that the rate reaches the ultimate trend rate	2011	2010
      The health care cost trend rate assumption has a significant effect on the amounts reported. A 1.0% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease

Effect in total service and interest cost	$435	$(342)
Effect in postretirement benefit obligation	4,739	(3,786)

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan
      The Company also sponsors an incentive savings plan (“401(k) Plan”) whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-time employees was in the form of Company common stock held in the ESOP while the contribution for part-time employees remained a cash contribution. However, beginning January 1, 2001, the matching contribution for all employees, full- and part-time, is in the form of Company common stock held in the ESOP. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year.
      As a result of the SIB acquisition, effective June 22, 2004, the SI Bank & Trust 401(k) Savings Plan was transferred into the 401(k) Plan, at which time the SI Bank & Trust 401(k) Savings Plan was merged out of existence.

Employee Stock Ownership Plan
      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $5.4 million, $6.7 million and $7.6 million to the ESOP during the years ended December 31, 2004, 2003 and 2002, respectively. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $5.0 million, $3.6 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The loan from the Company had an outstanding principal balance of $80.7 million and $84.0 million at December 31, 2004 and 2003, respectively. The interest expense paid on the loan was $7.0 million, $7.3 million and $7.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated are first used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon includable compensation in the year of allocation. Forfeitures from the 401(k) Plan match portions are used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the ESOP participants are allocated among the participants. There were 281,644 shares allocated in each of the years ended December 31, 2004, 2003 and 2002. At December 31, 2004 there were 1,614,836 shares allocated, 3,661,366 shares unallocated and 356,668 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At December 31, 2004, the 3,661,366 unallocated shares had a fair value of $155.9 million.
      The Company recorded compensation expense of $9.6 million, $7.8 million and $7.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were released.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Stock Benefit Plans

Recognition Plan
      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted 11,000 performance-based shares in the year ended December 31, 2002 and non-performance-based share awards covering 52,407 shares, 123,522 shares and 91,637 shares during the years ended December 31, 2004, 2003 and 2002, respectively.
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
      Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date(s). The Company recorded compensation expense of $5.4 million, $8.8 million and $9.7 million related to the restricted stock awards for the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, the year ended December 31, 2003 and the year ended December 31, 2002, the Committee administering the Plan approved the accelerated vesting of awards covering 7,143, 6,176 and 4,400 shares due to the retirement of senior officers, resulting in the recognition of $0.2 million, $0.1 million and $0.1 million of compensation expense, respectively.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the activity of the Company’s restricted stock awards under the Recognition Plan and the Stock Incentive Plan during the periods indicated. See “2002 Stock Incentive Plan” below for discussion of restricted stock awards granted pursuant to the terms of such plan.

	Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Grant Value	Shares	Grant Value	Shares	Grant Value

Outstanding, beginning of year	363,771	$24.0877	747,205	$16.5493	1,147,246	$14.4214
Granted	183,379	38.9202	123,522	31.9458	102,637	28.7284
Vested	(103,952)	22.9653	(505,206)	14.8673	(500,578)	14.1801
Forfeited	(1,673)	30.1083	(1,750)	13.3125	(2,100)	13.3125

Outstanding, end of year	441,525	$30.4827	363,771	$24.0877	747,205	$16.5493

Stock Option Plans
      The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant has been recognized.
      Beginning in 2003, the Company recognizes stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. During the years ended December 31, 2004 and 2003 there were 548,540 and 235,750 options granted, respectively, and approximately $1.7 million and $153,000 in compensation expense recognized under this statement.
      In December 2004, the FASB issued SFAS No, 123(R), which requires all share-based awards vesting, granted, modified or settled during interim periods or fiscal years beginning after June 15, 2005 be accounted for using the fair value based method of accounting. Although the Company has expensed options granted subsequent to January 1, 2003, the Company will incur additional expense in 2005 for unvested options at July 1, 2005 that were granted prior to January 1, 2003.

1998 Stock Option Plan
      The 1998 Stock Option Plan (the “Option Plan”) was implemented in September 1998 and was approved by stockholders in September 1998. The Option Plan may grant options covering shares aggregating in total 7,041,088 shares (10% of the shares of common stock sold in the Conversion excluding the shares contributed to the Foundation). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier to occur of ten years after its date of grant or six months after the date on which the optionee’s employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control of the Company.
      On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. During the years ended December 31, 2004, 2003 and 2002 the Board of Directors granted options covering 5,000, 220,750 and 93,000 shares, respectively. During the years ended December 31, 2004, 2003 and 2002, the Committee administering the Plan approved the accelerated vesting of 21,700, 30,000 and 8,000 options due to the retirement of senior officers, resulting in $0.2 million, $0.2 million and $0.1 million of compensation expense, respectively. At December 31, 2004, there were options covering 4,150,322 shares outstanding pursuant to the Option Plan and 20,750 shares remained available for grant.

2002 Stock Incentive Plan
      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. Restricted stock awards granted to date generally vest on a pro rata basis over a three, four or five-year period beginning one year from the date of grant. However, certain awards made during 2004 will vest in full on the third anniversary of the date of grant. The Board of Directors granted options covering 543,540, 15,000 and 789,650 shares during the years ended December 31, 2004, 2003 and 2002, respectively. The Board of Directors granted restricted share awards of 130,972, of which 67,797 were performance-based awards, during the year ended December 31, 2004. At December 31, 2004, there were 1,264,218 options and 130,737 restricted share awards outstanding related to this plan. The activity for such restricted share awards is reflected in the table under “Stock Benefit Plans — Recognition Plan”.

Other Stock Plans
      Broad National Bancorporation and Statewide Financial Corp. (companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At December 31, 2004, there were 122,823 options outstanding related to these plans.
      In connection with the SIB acquisition in April 2004, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the acquisition. At December 31, 2004, there were 1,446,269 options outstanding related to this plan.

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

	Year Ended December 31,

(In Thousands, Except Per Share Data)	2004	2003	2002

Net income:
As reported	$212,172	$136,970	$122,402
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	4,654	5,724	6,176
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects (1)	(8,739)	(10,599)	(11,424)

Pro forma	$208,087	$132,095	$117,154

Basic earnings per share:
As reported	$2.96	$2.74	$2.37

Pro forma	$2.91	$2.64	$2.27

Diluted earnings per share:
As reported	$2.84	$2.60	$2.24

Pro forma	$2.79	$2.51	$2.15

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and Stock Incentive Plan and stock option grants awarded under the various stock option plans.
     The following table sets forth stock option activity and the weighted-average fair value of options granted for the periods indicated.

	Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	5,993,742	$16.6344	6,833,438	$15.6345	6,845,581	$13.5669
Granted	548,540	38.1708	235,750	34.2564	882,650	29.1008
SIB converted options	2,762,184	21.3063	—	—	—	—
Exercised	(2,293,844)	17.9516	(1,039,833)	13.9231	(876,553)	13.0622
Forfeited/cancelled	(21,990)	24.2335	(35,613)	20.5780	(18,240)	14.9298

Outstanding, end of year	6,988,632	$20.0634	5,993,742	$16.6344	6,833,438	$15.6345

Options exercisable at year end	5,631,013		4,736,347		4,246,268
Weighted average fair value of options granted during the year		$10.6241		$10.8031		$8.4651

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for the periods indicated.

Year Ended December 31,

	2004	2003	2002

Risk free interest rate	3.12% - 4.53%	2.90% - 3.85%	3.45% - 5.16%
Volatility	29.72% - 37.50%	31.02% - 32.59%	32.33% - 33.55%
Expected dividend yield	1.20% - 2.60%	1.92% - 2.37%	1.40% - 2.19%
Expected option life	6 years	6 years	6 years
      The following table is a summary of the information concerning currently outstanding and exercisable options as of December 31, 2004.

		Weighted Average
		Remaining
	Options	Contractual Life	Options	Weighted Average
Range of Exercise Prices	Outstanding	(Years)	Exercisable	Exercise Price

$ 0.0000 - $12.0000	214,423	3.5	198,023	$9.9449
$12.0001 - $16.0000	3,238,480	3.5	3,233,480	13.3372
$16.0001 - $24.0000	1,568,393	5.2	1,339,993	19.4281
$24.0001 - $30.0000	836,138	7.2	417,512	28.9956
$30.0001 - $36,0000	656,698	8.4	413,255	32.5209
$36.0001 - $41.6400	474,500	9.2	28,750	37.6130

	6,988,632	5.2	5,631,013	$17.3601

17.     Stockholders’ Equity
      On October 25, 2002 the Company announced that its Board of Directors authorized the tenth stock repurchase plan for up to an additional three million shares of the Company’s outstanding common shares. On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares subject to the completion of their tenth stock repurchase program. The Company completed its tenth stock repurchase plan and commenced its eleventh stock repurchase program on August 26, 2003. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.
      The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company’s minority equity investment in Meridian Capital. Treasury shares also are being used to fund the Company’s stock benefit plans, in particular, the Stock Option Plan, the Directors Fee Plan and the Stock Incentive Plan. The Company issued 2,252,934 shares of treasury stock in connection with the exercise of options, the payment of director fees and the granting of restricted stock awards with an aggregate value of $39.3 million at the date of issuance during the year ended December 31, 2004.
      During the year ended December 31, 2004, the Company did not repurchase shares of its common stock. At December 31, 2004, the Company had repurchased a total of 33,512,516 shares pursuant to the eleven repurchase programs at an aggregate cost of $553.9 million and reissued 14,197,415 shares at $214.0 million. As of December 31, 2004, there were approximately 2,790,329 shares remaining to be purchased pursuant to the Company’s eleventh repurchase program.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     Derivative Financial Instruments
      The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding during the year ended December 31, 2004 included commitments to fund loans available-for-sale and forward loan sale agreements. The Company has utilized interest rate swap agreements designated as cash flow hedges of variable-rate FHLB borrowings in prior years. None of such agreements were outstanding during the years ended December 31, 2004 and 2003.
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

Interest Rate Swap Agreements
      There were no interest rate swap agreements outstanding as of December 31, 2004 and 2003. However, during 2002, the Company, entered into $200.0 million of forward starting interest rate swap agreements as part of its interest rate risk management process to change the repricing characteristics of certain variable-rate borrowings. These agreements qualified as cash flow hedges of anticipated interest payments relating to $200.0 million of variable-rate FHLB borrowings that the Company expected to draw down during 2003 to replace existing FHLB borrowings that were maturing during 2003.
      These interest rate swap agreements required the Company to make periodic fixed-rate payments to the swap counterparties, while receiving periodic variable-rate payments indexed to the three month London Inter-Bank Offered Rate (“LIBOR”) from the swap counterparties based on a common notional amount and maturity date. As a result, the net impact of the swaps was to convert the variable interest payments on the $200.0 million FHLB borrowings to fixed interest payments the Company would make to the swap counterparties. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.
      During the third quarter of 2003, the $200.0 million of interest rate swap agreements were cancelled as the Company drew down $200.0 million of fixed-rate FHLB borrowings resulting in a loss of $3.5 million. The $3.5 million was paid to the counterparty and is being amortized into interest expense as a yield adjustment over five years, which is the period in which the related interest on the variable-rate borrowings effects earnings. The amount of the yield adjustment was $0.7 million and $0.3 million during the year ended December 31, 2004 and 2003, respectively.

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
      At December 31, 2004, the Company had $125.0 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $44.7 million related to loan commitments for which the borrowers had not entered into interest rate locks and $80.3 million which were subject to interest rate locks. At December 31, 2004, the Company had $80.3 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $0.4 million and the fair market value of the related forward loan sale agreements was a gain of $0.4 million at December 31, 2004.
19.     Commitments and Contingencies

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
      Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management’s credit evaluation of the counterparty.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The notional principal amount of the off-balance sheet financial instruments at December 31, 2004 and December 31, 2003 are as follows:

	Contract or Amount

(In Thousands)	December 31, 2004	December 31, 2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit – mortgage loans	$650,101	$563,049
Commitments to extend credit – commercial business loans	267,649	426,883
Commitments to extend credit – mortgage warehouse lines of credit	775,905	952,615
Commitments to extend credit – other loans	212,119	111,736
Standby letters of credit	36,633	28,049
Commercial letters of credit	807	363

Total	$1,943,214	$2,082,695

Retained Credit Exposure
      The Company sells multi-family residential mortgage loans (both newly originated and from portfolio) in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At December 31, 2004, the Company serviced $5.20 billion of loans for Fannie Mae under this program with a maximum potential loss exposure of $156.1 million.
      During 2002, in a separate transaction, the Company sold to Fannie Mae from portfolio at par $257.6 million of fully performing multi-family loans in exchange for Fannie Mae mortgage-backed securities representing a 100% interest in these loans. Such loans were sold with full recourse with the Company retaining servicing. These loans had an outstanding balance of $51.2 million at December 31, 2004.
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has recorded a $7.9 million liability related to the fair value of the retained credit exposure. This liability represents the estimated amount that the Company would have to pay a third party to assume the retained recourse obligation. The liability is based upon the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve using both low and high severity percentages of loss (see Note 5).

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments
      The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

(In Thousands)	Amount

Year ended December 31:
2005	$15,271
2006	15,296
2007	14,161
2008	13,494
2009 and thereafter	101,322
      The rent expense for the year ended December 31, 2004, 2003 and 2002 was $13.7 million, $7.1 million and $4.8 million, respectively.

Purchase Obligations
      The Company has outstanding purchase obligations as of the year ended December 31, 2004 of $3.8 million. These obligations primarily relate to construction and equipment costs related to our de novo branch expansion program as well as data processing equipment.

Other Commitments and Contingencies
      In the normal course of business, there are outstanding various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position and results of operations of the Company will not be affected materially by the outcome of such legal proceedings and claims.
20.     Related Party Transactions
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
      All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. Meridian Capital receives a fee from the borrower upon the funding of the loans by the Company. The Company generally does not pay referral fees to Meridian Capital. However, in 2004, on a limited number of loan transactions, the Company agreed to pay a portion of the loan origination fee normally paid in full by the borrower to Meridian Capital.
      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for substantially all of the loans originated for sale in 2004. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian Capital relationship.
      During the third quarter of 2003, the Company announced that ICM Capital, a newly formed subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest in ICM Capital and the Meridian Company has a one-third ownership interest. Meridian Funding and Meridian Company have the same principal owners.
      Under the DUS program, ICM Capital is able to underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses to be assumed by ICM Capital and two-thirds of all losses to be assumed by Fannie Mae. There were no loans originated under the DUS program by ICM Capital during the year ended December 31, 2004 and 2003.
      The Company has also entered into other transactions with Meridian Capital, Meridian Company, Meridian Funding and several of their executive officers in the normal course of business. Such relationships include depository relationships with the Bank and seven residential mortgage loans made in the ordinary course of the Bank’s business.
      Meridian Capital’s stock ownership in the Company amounted to approximately 0.61% of the issued and outstanding shares of the Company’s stock at December 31, 2004.
21.     Income Taxes
      The components of deferred tax assets and liabilities are summarized as follows:

	December 31,

(In Thousands)	2004	2003

Deferred tax assets:
Stock options and restricted stock awards	$16,551	$7,039
Allowance for loan losses	56,804	36,532
Securities impairment loss	6,806	—
Deferred loan fees	3,462	5,473
Amortization of intangible assets	9,066	10,286
Non-accrual interest	1,061	—
Employee benefits	12,853	2,393
Securities available-for-sale	2,720	—
Representation and warranty reserve	2,178	—
Other	1,333	1,769

Gross deferred tax assets	112,834	63,492

Deferred tax liabilities:
Securities available-for-sale	—	3,712
Purchase accounting	25,639	—
Deferred compensation	263	151
Depreciation	8,088	3,894

Gross deferred tax liabilities	33,990	7,757

Net deferred tax assets	$78,844	$55,735

      The Company has reported taxable income for federal, state and local income tax purposes in each of the past two years and in management’s opinion, in view of the Company’s previous, current and projected future earnings, such net deferred tax asset is expected to be fully realized.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Current:
Federal	$96,108	$60,069	$86,421
State and local	16,996	5,464	8,644

	113,104	65,533	95,065

Deferred:
Federal	(740)	10,291	(19,536)
State and local	(609)	387	(5,944)

	(1,349)	10,678	(25,480)

Total	$111,755	$76,211	$69,585

      The table below presents a reconciliation between the reported tax provision and the tax provision computed by applying the statutory Federal income tax rate to income before provision for income taxes:

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Federal income tax provision at statutory rates	$113,374	$74,613	$67,195
Increase (decrease) in tax resulting from:
State and local taxes, net of Federal income tax effect	10,650	3,803	1,755
New Market Tax Credit	(5,650)	—	—
Other	(6,619)	(2,205)	635

	$111,755	$76,211	$69,585

      At December 31, 2004, the base year bad debt reserve for federal income tax purposes which is subject to recapture as taxable income was approximately $30 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of December 31, 2004 for which deferred taxes are not required to be recognized, amounted to approximately $149.6 million. Accordingly, deferred tax liabilities of approximately $23.2 million have not been recognized as of December 31, 2004.
      During 2004, the Bank announced that one of its subsidiaries, ICCRC was one of seven New York area economic development organizations awarded New Market Tax Credit (“NMTC”) allocations in 2004 from the Community Development Financial Institutions Fund of the U.S. Department of Treasury. The NMTC Program promotes business and economic development in low-income communities. The NMTC Program permits ICCRC to receive a credit against federal income taxes for making qualified equity investments in investment vehicles known as Community Development Entities. The credits provided to ICCRC total approximately $44.1 million (39% of the initial value of the $113.0 million investment) and will be claimed over a seven-year credit allowance period. This investment was made in September 2004.
      The Company has begun recognizing the benefit of these tax credits by reducing the provision for income taxes by a total of $5.7 million in 2004.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the amount of credits for the year in which it is currently expected to be recognized.

(In Thousands)	Amount

Year ended December 31:
2004	$5,650
2005	5,650
2006	5,650
2007	6,780
2008	6,780
2009	6,780
2010	6,780

Total	$44,070

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22.     Regulatory Requirements
      As a New York State-chartered stock form savings bank, the deposits of which are insured by the FDIC, the Bank is subject to certain FDIC capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
      Based on its regulatory capital ratios at December 31, 2004 and December 31, 2003, the Bank exceeded all capital adequacy requirements to which it was subject. As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have transpired since such notification that have changed the Bank’s category. To be categorized as “well capitalized” the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the following table.
      The Bank’s actual capital amounts and ratios are presented in the tables below as of December 31, 2004 and December 31, 2003:

					To Be Well-
			For Capital		Capitalized
			Adequacy		Under FDIC
	Actual Amounts		Purposes at		Guidelines
	as of 12/31/04		12/31/04		at 12/31/04

(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Leverage	$904,828	5.51%	$656,762	4.00%	$820,953	5.00%
Tier I Risk-Based	904,828	7.36	491,833	4.00	737,749	6.00
Total Risk-Based	1,410,734	11.47	983,665	8.00	1,229,582	10.00

					To Be Well-
			For Capital		Capitalized
			Adequacy		Under FDIC
	Actual Amounts		Purposes at		Guidelines
	as of 12/31/03		12/31/03		at 12/31/03

(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Leverage	$722,325	8.14%	$355,026	4.00%	$443,782	5.00%
Tier I Risk-Based	722,325	9.34	309,291	4.00	463,937	6.00
Total Risk-Based	957,839	12.39	618,582	8.00	773,228	10.00

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
23.     Fair Value of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) requires disclosure of fair value information about financial instruments, whether or not recognized in the statements of financial condition, for which it is practicable to estimate fair value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 requirements exclude certain financial instruments and all nonfinancial instruments from its disclosure requirements. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
      The book values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31,

	2004		2003

(In Thousands)	Book Value	Fair Value	Book Value	Fair Value

Financial Assets:
Cash and due from banks	$360,877	$360,877	$172,028	$172,028
Securities available-for-sale	3,933,787	3,933,787	2,508,700	2,508,700
Loans available-for-sale	96,671	97,707	5,922	5,922
Mortgage loans on real estate	9,324,965	9,357,637	4,718,784	4,619,810
Commercial business loans	809,392	804,915	606,204	612,767
Mortgage warehouse lines of credit	659,942	659,942	527,254	527,254
Other loans	464,168	460,203	324,524	321,957
Accrued interest receivable	64,437	64,437	37,046	37,046
FHLB stock	197,900	197,900	135,815	135,815
Loan servicing assets	18,100	26,514	7,772	12,463
Financial Liabilities:
Core deposits	7,033,649	7,033,649	3,925,195	3,925,195
Certificates of deposit accounts	2,271,415	2,333,655	1,378,902	1,394,972
Borrowings	5,511,972	5,627,147	2,916,300	3,021,087
Escrow and other deposits	104,304	104,304	76,260	76,260
Subordinated notes	396,332	387,625	148,429	154,875
Retained credit exposure	7,881	7,881	7,159	7,159
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Mortgage loans on real estate: The Company’s mortgage loans on real estate were segregated into two categories, residential and cooperative loans and commercial/multi-family loans. These were stratified further based upon historical delinquency and loan to value ratios. The fair value for each loan was then calculated by discounting the projected mortgage cash flow to a yield target equal to a spread, which is commensurate with the loan quality and type, over the U.S. Treasury curve at the average life of the cash flow.
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
      Certificates of deposit: The estimated fair value for certificates of deposit is based on a discounted cash flow calculation that applies interest rates currently being offered by the Company to its current deposit portfolio.
      Borrowings: The estimated fair value of borrowings (other than subordinated notes) is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLB for advances of similar remaining maturities.
      Subordinated Notes: The estimated fair value for subordinated notes is based on quoted market prices.
      Retained Credit Exposure: The fair value is based upon the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve.
24.     Asset and Dividend Restrictions
      The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required reserve balance was $20.0 million at December 31, 2004 and $9.5 million at both December 31, 2003 and 2002.
      Limitations exist on the availability of the Bank’s undistributed earnings for the payment of dividends to the Company without prior approval of or notice to the Bank’s regulatory authorities.
      During 2004, as part of the SIB acquisition, the Bank requested and received approval from the Department and notified the OTS of the distribution to the Company of an aggregate $400.0 million. The Bank declared and funded $370.0 million to pay the cash portion of the merger consideration paid in the acquisition. The remaining $30.0 million is expected to be declared and funded in 2005. During 2003, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million. The Bank declared $75.0 million and funded $50.0 million during 2003 with the remaining $25.0 million to be funded in 2005. The Bank expects the remaining approved but undeclared $25.0 million dividend to be declared and funded during 2005. During 2002, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million, of which $75.0 million was declared by the Bank and was funded during 2002 with the remaining $25.0 million declared and funded in 2003. The distributions, other than the one in 2004 used to fund the cash portion of the consideration paid in the SIB acquisition, were primarily used by the Company to fund the Company’s open market stock repurchase programs, dividends and the increase in October 2002 of the Company’s minority investment in Meridian Capital. See “Business — Lending Activities — Multi-Family Residential Lending”.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Results of Operations (unaudited)

	Year Ended December 31, 2004

(In Thousands, Except Per Share Data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Interest income	$117,615	$182,561	$193,385	$195,847
Interest expense	36,106	51,718	61,995	64,096

Net interest income	81,509	130,843	131,390	131,751
Provision for loan losses	—	2,000	—	—

Net interest income after provision for loan losses	81,509	128,843	131,390	131,751
Non-interest income	27,453	35,505	35,897	22,654

Total income	108,962	164,348	167,287	154,405

General and administrative expense	49,453	70,051	71,548	71,755
Amortization of intangible assets	143	2,602	2,540	2,983

Income before provision for income taxes	59,366	91,695	93,199	79,667
Provision for income taxes	21,223	33,447	29,785	27,300

Net income	$38,143	$58,248	$63,414	$52,367

Basic earnings per common share	$0.76	$0.77	$0.79	$0.65

Diluted earnings per common share	$0.72	$0.74	$0.76	$0.63

Dividend declared per common share	$0.22	$0.23	$0.24	$0.25

Closing price per common share
High	$41.410	$40.930	$40.490	$43.180

Low	$34.920	$35.240	$35.025	$36.950

End of period	$40.750	$36.400	$39.050	$42.580

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

(In Thousands, Except Per Share Data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Interest income	$110,696	$111,245	$105,952	$112,227
Interest expense	37,671	37,279	37,622	34,803

Net interest income	73,025	73,966	68,330	77,424
Provision for loan losses	2,000	1,500	—	—

Net interest income after provision for loan losses	71,025	72,466	68,330	77,424
Non-interest income	26,237	27,937	29,685	28,880

Total income	97,262	100,403	98,015	106,304

General and administrative expense	44,524	47,204	45,465	49,755
Amortization of intangible assets	1,427	143	142	143

Income before provision for income taxes	51,311	53,056	52,408	56,406
Provision for income taxes	18,343	18,967	18,736	20,165

Net income	$32,968	$34,089	$33,672	$36,241

Basic earnings per common share	$0.65	$0.68	$0.68	$0.73

Diluted earnings per common share	$0.62	$0.65	$0.64	$0.69

Dividend declared per common share	$0.15	$0.16	$0.17	$0.20

Closing price per common share
High	$27.040	$28.900	$36.030	$38.740

Low	$25.140	$25.310	$28.470	$34.500

End of period	$26.450	$28.140	$35.110	$35.970

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Parent Company Disclosure
      The following Condensed Statement of Financial Condition, as of December 31, 2004 and December 31, 2003 and Condensed Statement of Operations and Condensed Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Condensed Statement of Financial Condition

	December 31,

(In Thousands)	2004	2003

Assets:
Cash and cash equivalents	$38,856	$18,009
Securities available-for-sale	50,102	—
Investment in and advances to subsidiaries	2,153,880	923,693
Net deferred tax asset	164	—
Dividends receivable	25,000	25,000
Minority equity investment	29,183	23,931
Other assets	7,231	948

Total assets	$2,304,416	$991,581

Liabilities:
Accrued expenses and other liabilities	$373	$470

Total liabilities	373	470
Stockholders’ equity	2,304,043	991,111

Total liabilities and stockholders’ equity	$2,304,416	$991,581

Condensed Statement of Operations

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Income:
Interest income	$355	$69	$227
Net (loss) gain on sales of securities	(181)	—	562
Income from minority equity investment	14,160	6,334	2,200
Other non-interest income	201	—	118

	14,535	6,403	3,107

Expenses:
Shareholder expense	701	477	674
Other expense	200	245	747

	901	722	1,421

Income before provision for income taxes and undistributed earnings of subsidiaries	13,634	5,681	1,686
Provision for income taxes, net	165	150	150

Income before undistributed earnings of subsidiaries	13,469	5,531	1,536
Equity in undistributed earnings of subsidiaries	198,703	131,439	120,866

Net income	$212,172	$136,970	$122,402

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31,

(In Thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$212,172	$136,970	$122,402
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of securities	181	—	(562)
Decrease in deferred income taxes	—	6,084	4,984
Dividends received from subsidiary	370,000	75,000	94,000
Decrease (increase) in other assets	31,946	9,031	(2,539)
Redemption of subordinated debentures	—	—	(11,856)
(Decrease) increase in other liabilities	(97)	(55)	525
Amortization of unearned compensation of ESOP and Recognition Plan	13,911	17,373	17,471
Accelerated vesting of stock options	206	185	115
Undistributed earnings of subsidiaries	(198,703)	(131,439)	(120,866)
Other, net	(890)	(542)	56

Net cash provided by operating activities	428,726	112,607	103,730

Cash flows from investing activities:
Cash and cash equivalents acquired from SIB	10,564	—	—
Cash consideration paid to acquire SIB	(368,500)	—	—
Purchase of securities available-for-sale	(39,000)	—	—
Principal collected on securities available-for-sale	15,314	—	—
Proceeds on sales of securities	4,889	—	1,885

Net cash (used in) provided by investing activities	(376,733)	—	1,885

Cash flows from financing activities:
Proceeds received on exercise of stock options	37,677	12,905	11,500
Repurchase of common stock	—	(78,068)	(92,147)
Dividends paid	(68,823)	(34,544)	(26,549)

Net cash used in financing activities	(31,146)	(99,707)	(107,196)

Net increase (decrease) in cash and cash equivalents	20,847	12,900	(1,581)
Cash and cash equivalents at beginning of period	18,009	5,109	6,690

Cash and cash equivalents at end of period	$38,856	$18,009	$5,109

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
       None.

ITEM 9A.	Controls and Procedures
       Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
      Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Management’s Report on Internal Control over Financial Reporting is set forth in Item 8 hereof. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by its independent registered public accounting firm, as stated in its report set forth in Item 8 hereof.

ITEM 9B.	Other Information
       None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
       The information required herein is incorporated by reference to “Election of Directors”, “Executive Officers Who Are Not Directors”, “Share Ownership of Management and Others — Section 16(a) Beneficial Ownership Compliance”, and “Compensation of Executive Officers and Transactions with Management-Involvement in Certain Legal Proceedings” in the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on May 26, 2005, which will be filed with the SEC prior to April 29, 2005 (“Definitive Proxy Statement”).
      The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics may be found on the Company’s website at www.myindependence.com.

ITEM 11.	Executive Compensation
       The information required herein is incorporated by reference to “Compensation of Executive Officers and Transactions with Management”, “Report of the Compensation Committee” and “Performance Graph” in the Definitive Proxy Statement. The reports of the Audit Committee and Compensation Committee included in the Definitive Proxy Statement should not be deemed filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
       The information required herein is incorporated by reference to “Share Ownership of Management and Others” in the Definitive Proxy Statement.
      The following table provides information as of December 31, 2004 with respect to shares of Common Stock that may be issued under the Company’s existing equity compensation plans which include the 1998 Stock Option Plan, 1998 Recognition and Retention Plan and Trust Agreement, the 2002 Stock Incentive Plan and the Directors’ Fee Plan (collectively, the “Plans”). Each of the Plans has been approved by the Company’s stockholders.
      The table does not include information with respect to shares of Common Stock subject to outstanding options granted under equity compensation plans assumed by the Holding Company in connection with mergers and acquisitions of the companies which originally granted those options. Note 3 to the table sets forth the total number of shares of Common Stock issuable upon the exercise of assumed options as of December 31, 2004 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Number of
securities
	Number of				remaining available
	securities to be		Weighted-		for future issuance
	issued upon		average exercise		under equity
	exercise of		price of		compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
	and rights		and rights		in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	5,856,065	(1)	$19.48	(1)	1,371,897	(2)(3)
Equity compensation plans not approved by security holders(4)	5,000		12.94		—

Total	5,861,065		$19.48		1,371,897

(1)	Included in such number are 441,525 shares which are subject to restricted stock grants which were not vested as of December 31, 2004. The weighted average exercise price excludes restricted stock grants.

(2)	Does not take into account shares available for future issuance under the Directors’ Fee Plan, under which the $25,000 annual retainer payable to each of the Company’s non-employee directors and Directors Emeritus is payable in shares of Common Stock. Because the number of shares of Common Stock issuable under the Directors’ Fee Plan is based on a formula and not a specific reserve amount, the number of shares which may be issued pursuant to this plan in the future is not determinable. This plan was approved by stockholders in May 2001. During the year ended December 31, 2004, a total of 13,203 shares were issued under this plan.

(3)	The table does not include information for equity compensation plans assumed by the Holding Company in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2004, a total of 1,569,092 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $22.09 per share.

(4)	Consists of a single grant of options to a non-employee director upon appointment to the Board of Directors of the Company.

ITEM 13.	Certain Relationships and Related Transactions
       The information required herein is incorporated by reference to “Compensation of Executive Officers and Transactions With Management-Indebtedness of Management” in the Definitive Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services
       The information required herein is incorporated by reference to “Relationship with Independent Public Accountants” in the Definitive Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
       (a) Documents Filed as Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

3.1	(1)	Articles of Incorporation of Independence Community Bank Corp.
3.2	(2)	Bylaws, as amended, of Independence Community Bank Corp.
3.3	(3)	Amendment to Certificate of Incorporation of Independence Community Bank Corp.
4.0	(1)	Specimen Stock Certificate of Independence Community Bank Corp.
10.1	(1)	Form of Change of Control Agreement entered into among Independence Community Bank Corp., Independence Community Bank and certain senior executive officers of the Company and the Bank.*
10.2	(1)	Form of Change in Control Agreement entered into between Independence Community Bank and certain officers thereof.*
10.3	(1)	Form of Change of Control Agreement entered into among Independence Community Bank Corp., Independence Community Bank and certain executive officers of the Company and the Bank.*
10.4	(1)	Form of Change of Control Agreement entered into between Independence Community Bank and certain executive officers thereof.*
10.5	(4)	Independence Community Bank Severance Plan.*
10.6	(5)	1998 Stock Option Plan.*
10.7	(5)	1998 Recognition and Retention Plan and Trust Agreement.*
10.8	(6)	Broad National Bancorporation Incentive Stock Option Plan.*
10.9	(6)	1993 Broad National Incentive Stock Option Plan.*
10.10	(6)	1993 Broad National Directors Non-Statutory Stock Option Plan.*
10.11	(6)	1996 Broad National Incentive Stock Option Plan.*
10.12	(6)	1996 Broad National Bancorporation Directors Non-Statutory Stock Option Plan.*
10.13	(7)	1996 Statewide Financial Corporation Incentive Stock Option Plan.*
10.14	(8)	Deferred Compensation Plan.*
10.15	(8)	Directors Fiscal 2002 Stock Retainer Plan.*
10.16	(9)	Directors Fee Plan.*
10.17	(10)	Independence Community Bank Executive Management Incentive Compensation Plan (April 1, 2001-December 31, 2001).*
10.18	(11)	Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2002-December 31, 2002), as amended.*
10.19	(12)	2002 Stock Incentive Plan.*
10.20	(4)	Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2003-December 31, 2003), as amended.*
10.21	(4)	Form of Amendment Number One to Change in Control Severance Agreements.
10.22	(3)	Amendment No. 1 to the SI Bank & Trust Deferred Compensation Plan “A”.
10.23	(3)	Amendment No. 1 to the Independence Community Bank Corp. Deferred Compensation Plan.
10.24	(13)	1998 Staten Island Bancorp, Inc. Amended and Restated Stock Option Plan.*
10.25		Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2004-December 31, 2004).*
10.26		Independence Community Bank Severance Benefit Plan.
11.0		Statement re computation of per share earnings-Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.
18.1		Letter re change in accounting principles
21.0		Subsidiaries of the Registrant-Reference is made to Item 1. “Business” for the required information.
23.1		Consent of Ernst & Young LLP

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-30757) filed by the Company with the SEC on July 3, 1997.

(2)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed by the Company with the SEC on November 14, 2002.

(3)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed by the Company with the SEC on November 8, 2004.

(4)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by the Company with the SEC on March 10, 2004.

(5)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on August 17, 1998.

(6)	Incorporated herein by reference from the Company’s registration statement on Form S-8 (Registration No. 333-85981) filed by the Company with the SEC on August 26, 1999.

(7)	Incorporated herein by reference from the Company’s registration statement on Form S-8 (Registration No. 333-95767) filed by the Company with the SEC on January 31, 2000.

(8)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed by the Company with the SEC on June 22, 2001.

(9)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on June 22, 2001.

(10)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KT for the transition period from April 1, 2001 to December 31, 2001 filed by the Company with the SEC on March 28, 2002.

(11)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Company with the SEC on March 31, 2003.

(12)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on April 10, 2002.

(13)	Incorporated herein by reference from the Company’s registration statement on Form S-8 (Registration No. 333-111562) filed by the Company with the SEC on April 23, 2004.

*	Denotes management compensation plan or arrangement.
     (b) The exhibits listed under (a)(3) of this Item 15 are filed herewith.
      (c) Reference is made to (a)(2) of this Item 15.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independence Community Bank Corp.

/s/ Alan H. Fishman

Alan H. Fishman
President and Chief Executive Officer
Date: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

Name		Date

/s/ Charles J. Hamm Charles J. Hamm	Chairman of the Board	March 11, 2005

/s/ Harry P. Doherty Harry P. Doherty	Vice Chairman of the Board	March 11, 2005

/s/ Donald M. Karp Donald M. Karp	Vice Chairman of the Board	March 11, 2005

/s/ Victor M. Richel Victor M. Richel	Vice Chairman of the Board	March 11, 2005

/s/ Alan H. Fishman Alan H. Fishman	President and Chief Executive Officer	March 11, 2005

/s/ Frank W. Baier Frank W. Baier	Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer	March 11, 2005

/s/ Willard N. Archie Willard N. Archie	Director	March 11, 2005

/s/ Robert B. Catell Robert B. Catell	Director	March 11, 2005

/s/ Rohit M. Desai Rohit M. Desai	Director	March 11, 2005

/s/ Chaim Y. Edelstein Chaim Y. Edelstein	Director	March 11, 2005

Name		Date

/s/ Scott M. Hand Scott M. Hand	Director	March 11, 2005

/s/ David L. Hinds	Director	March 11, 2005

/s/ Denis P. Kelleher Denis P. Kelleher	Director	March 11, 2005

/s/ John R. Morris John R. Morris	Director	March 11, 2005

/s/ Maria Fiorini Ramirez Maria Fiorini Ramirez	Director	March 11, 2005

/s/ Allan Weissglass Allan Weissglass	Director	March 11, 2005