Form 10-Q
period 2005-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2005-05-09
CIK 945734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
Yes  ☑     No  ☐
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 5, 2005, the registrant had 83,932,335 shares of common stock ($.01 par value per share) outstanding.

INDEPENDENCE COMMUNITY BANK CORP.

Independence Community Bank Corp.
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2005	2004

	(Unaudited)	(Audited)
ASSETS:
Cash and due from banks — interest-bearing	$112,395	$84,532
Cash and due from banks — non-interest-bearing	293,351	276,345

Total cash and cash equivalents	405,746	360,877

Securities available-for-sale:
Investment securities ($25,900 and $25,764 pledged to creditors, respectively)	389,245	454,305
Mortgage-related securities ($3,009,805 and $2,927,519 pledged to creditors, respectively)	3,514,405	3,479,482

Total securities available-for-sale	3,903,650	3,933,787

Loans available-for-sale	87,629	96,671

Mortgage loans on real estate	9,587,016	9,315,090
Other loans	1,785,006	1,933,502

Total loans	11,372,022	11,248,592
Less: allowance for possible loan losses	(102,554)	(101,435)

Total loans, net	11,269,468	11,147,157

Premises, furniture and equipment, net	162,169	162,687
Accrued interest receivable	67,763	64,437
Goodwill	1,193,677	1,155,572
Identifiable intangible assets, net	76,128	79,056
Bank owned life insurance (“BOLI”)	324,511	321,040
Other assets	390,605	432,146

Total assets	$17,881,346	$17,753,430

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Savings deposits	$2,519,627	$2,630,416
Money market deposits	729,784	752,310
Active management accounts (“AMA”) deposits	677,626	948,977
Interest-bearing demand deposits	1,776,493	1,214,190
Non-interest-bearing demand deposits	1,458,096	1,487,756
Certificates of deposit	2,677,494	2,271,415

Total deposits	9,839,120	9,305,064

Borrowings	4,926,373	5,511,972
Subordinated notes	396,527	396,332
Escrow and other deposits	188,044	104,304
Accrued expenses and other liabilities	240,986	131,715

Total liabilities	15,591,050	15,449,387

Stockholders’ equity:
Common stock, $.01 par value: 250,000,000 shares authorized at March 31, 2005 and December 31, 2004; 104,243,820 shares issued at March 31, 2005 and December 31, 2004; 84,493,166 and 84,928,719 shares outstanding at March 31, 2005 and December 31, 2004, respectively	1,042	1,042
Additional paid-in-capital	1,901,667	1,900,252
Treasury stock at cost: 19,750,654 and 19,315,101 shares at March 31, 2005 and December 31, 2004, respectively	(367,099)	(341,226)
Unallocated common stock held by ESOP	(63,031)	(64,267)
Unvested restricted stock awards under stock benefit plans	(13,575)	(9,701)
Retained earnings, partially restricted	860,351	821,702
Accumulated other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax	(29,059)	(3,759)

Total stockholders’ equity	2,290,296	2,304,043

Total liabilities and stockholders’ equity	$17,881,346	$17,753,430

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Interest income:
Mortgage loans on real estate	$124,832	$72,124
Other loans	27,240	18,430
Loans available-for-sale	1,457	183
Investment securities	4,509	3,461
Mortgage-related securities	39,826	22,849
Other	2,316	568

Total interest income	200,180	117,615

Interest expense:
Deposits	26,931	12,526
Borrowings	36,780	21,890
Subordinated notes	3,903	1,690

Total interest expense	67,614	36,106

Net interest income	132,566	81,509
Provision for loan losses	—	—

Net interest income after provision for loan losses	132,566	81,509
Non-interest income:
Net gain on sales of securities	3,110	2,771
Net gain on sales of loans	205	94
Mortgage-banking activities	3,959	4,492
Service fees	15,609	13,595
BOLI	3,774	2,636
Other	2,902	3,865

Total non-interest income	29,559	27,453

Non-interest expense:
Compensation and employee benefits	36,227	26,975
Occupancy costs	12,340	7,933
Data processing fees	3,867	3,131
Advertising	2,175	1,847
Other	13,349	9,567

Total general and administrative expense	67,958	49,453

Amortization of identifiable intangible assets	2,928	143

Total non-interest expense	70,886	49,596

Income before provision for income taxes	91,239	59,366
Provision for income taxes	31,478	21,223

Net income	$59,761	$38,143

Basic earnings per share	$0.74	$0.76

Diluted earnings per share	$0.72	$0.72

Dividends declared per common share	$0.26	$0.22

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2005 and 2004
(In Thousands, Except Share Amounts)
(Unaudited)

					Unearned
				Unallocated	Common		Accumulated
		Additional		Common	Stock Held by		Other
	Common	Paid-In	Treasury	Stock Held	Recognition	Retained	Comprehensive
	Stock	Capital	Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2004	$1,042	$1,900,252	$(341,226)	$(64,267)	$(9,701)	$821,702	$(3,759)	$2,304,043
Comprehensive income:
Net income for the three months ended March 31, 2005	—	—	—	—	—	59,761	—	59,761
Other comprehensive income, net of tax benefit of $20.9 million
Change in net unrealized gains on securities available- for-sale, net of tax of $17.8 million	—	—	—	—	—	—	(24,464)	(24,464)
Less: reclassification adjustment of net gains realized in net income, net of tax benefit of $0.6 million	—	—	—	—	—	—	(836)	(836)

Comprehensive income	—	—	—	—	—	59,761	(25,300)	34,461
Treasury stock issued for options exercised (and related tax benefit) (390,238 shares)	—	(1,106)	6,957	—	—	—	—	5,851
Repurchase of common stock (825,791 shares)	—	—	(32,830)	—	—	—	—	(32,830)
Dividends declared	—	—	—	—	—	(21,112)	—	(21,112)
Stock compensation expense	—	611	—	—	—	—	—	611
ESOP shares committed to be released	—	1,581	—	1,236	—	—	—	2,817
Issuance of grants and amortization of earned portion of restricted stock awards	—	329	—	—	(3,874)	—	—	(3,545)

Balance — March 31, 2005	$1,042	$1,901,667	$(367,099)	$(63,031)	$(13,575)	$860,351	$(29,059)	$2,290,296

Balance — December 31, 2003	$760	$761,880	$(380,088)	$(69,211)	$(7,598)	$678,353	$7,015	$991,111
Comprehensive income:
Net income for the three months ended March 31, 2004	—	—	—	—	—	38,143	—	38,143
Other comprehensive income, net of tax of $14.7 million
Change in net unrealized gains on securities available- for-sale, net of tax of $12.0 million	—	—	—	—	—	—	21,571	21,571
Less: reclassification adjustment of net losses realized in net income, net of tax of $1.1 million	—	—	—	—	—	—	(2,076)	(2,076)

Comprehensive income	—	—	—	—	—	38,143	19,495	57,638
Treasury stock issued for options exercised (and related tax benefit) (264,061 shares)	—	(1,243)	4,245	—	—	—	—	3,002
Dividends declared	—	—	—	—	—	(11,159)	—	(11,159)
Stock compensation expense	—	201	—	—	—	—	—	201
ESOP shares committed to be released	—	1,485	—	1,236	—	—	—	2,721
Issuance of grants and amortization of earned portion of restricted stock awards	—	1,609	—	—	(648)	—	—	961

Balance — March 31, 2004	$760	$763,932	$(375,843)	$(67,975)	$(8,246)	$705,337	$26,510	$1,044,475

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Cash Flows from Operating Activities:
Net income	$59,761	$38,143
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities	(3,110)	(2,771)
Net gain on sales of loans	(205)	(94)
Originations of loans available-for-sale	(248,902)	(165,011)
Proceeds from sales of loans available-for-sale	314,082	271,672
Amortization of deferred income and premiums	(8,822)	2,458
Amortization of identifiable intangibles	2,928	143
Amortization of earned portion of ESOP and restricted stock awards	4,049	3,371
Depreciation and amortization	5,047	3,391
Deferred income tax provision (benefit)	11,659	(12)
Increase in accrued interest receivable	(3,326)	(873)
Increase in accrued expenses and other liabilities	96,295	29,089
Other, net	(34,333)	974

Net cash provided by operating activities	195,123	180,480

Cash Flows from Investing Activities:
Loan originations and purchases	(862,264)	(926,672)
Principal payments on loans	521,471	483,989
Advances on mortgage warehouse lines of credit	(2,242,531)	(2,135,243)
Repayments on mortgage warehouse lines of credit	2,405,730	2,037,567
Proceeds from sale of securities available-for-sale	350,879	81,855
Proceeds from maturities of securities available-for-sale	79,000	2,350
Principal collected on securities available-for-sale	191,403	169,708
Purchases of securities available-for-sale	(636,440)	(178,263)
Redemption of Federal Home Loan Bank stock	44,000	6,250
Proceeds from sale of other real estate	593	—
Net additions to premises, furniture and equipment	(4,529)	(5,446)

Net cash used in investing activities	(152,688)	(463,905)

Cash Flows from Financing Activities:
Net increase in demand and savings deposits	127,977	164,590
Net increase (decrease) in time deposits	410,848	(67,247)
Net decrease in borrowings	(572,001)	(50,000)
Net increase in subordinated notes	—	247,389
Net increase in escrow and other deposits	83,740	50,761
Proceeds from exercise of stock options	5,812	2,992
Repurchase of common stock	(32,830)	—
Dividends paid	(21,112)	(11,159)

Net cash provided by financing activities	2,434	337,326

Net increase in cash and cash equivalents	44,869	53,901
Cash and cash equivalents at beginning of period	360,877	172,028

Cash and cash equivalents at end of period	$405,746	$225,929

Supplemental Information
Income taxes paid	$8,567	$1,603

Interest paid	$69,514	$36,716

Income tax benefit realized from exercise of stock options	$2,619	$1,874

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
Notes to Consolidated Financial Statements

1.	Organization/ Form of Ownership
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
      The Company increased its issued and outstanding common shares by 28,200,070 shares as the stock portion of the consideration paid in connection with the merger with Staten Island Bancorp, Inc. (“SIB”) which was effective as of the close of business on April 12, 2004. (See Note 2).
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
      The Board of Directors declared the Company’s twenty-seventh consecutive quarterly cash dividend on April 22, 2005. The dividend amounted to $0.27 per share of common stock and is payable on May 25, 2005 to stockholders of record on May 11, 2005.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares subject to the completion of their tenth stock repurchase program. The Company completed its tenth stock repurchase plan and commenced its eleventh stock repurchase program on August 26, 2003. As of March 31, 2005, 1,035,462 shares had been repurchased at an average cost of $38.35 per share under the eleventh repurchase plan, with approximately 1,964,538 shares remaining to be purchased pursuant to the Company’s eleventh repurchase program. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.
      The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company’s minority equity investment in Meridian Capital Group, LLC (“Meridian Capital”). Treasury shares also are being used to fund the Company’s stock benefit plans, in particular, the 1998 Stock Option Plan (the “Option Plan”), the Directors Fee Plan and the 2002 Stock Incentive Plan (the “Stock Incentive Plan”). The Company issued 390,238 shares of treasury stock in connection with the exercise of options with an aggregate value of $7.0 million at the date of issuance during the quarter ended March 31, 2005.
      During the quarter ended March 31, 2005, the Company repurchased 825,791 shares of its common stock at an aggregate cost of $32.8 million. At March 31, 2005, the Company had repurchased a total of 34,338,307 shares pursuant to the eleven repurchase programs at an aggregate cost of $586.8 million and reissued 14,587,653 shares with an aggregate value, as calculated, of $213.0 million.

Business
      The Company’s principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of March 31, 2005, the Bank operated 123 banking offices, including the 35 additional branches which resulted from the merger with SIB in April 2004 (See Note 2), located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau and Suffolk counties of New York and New Jersey. At its banking offices located on Staten Island, the Bank conducts business as SI Bank & Trust, a division of the Bank. During the three months ended March 31, 2005, the Company opened three new offices and currently expects to expand its branch network through the opening of approximately four additional branch locations during the remainder of 2005. In March 2005, the Company closed three branch offices, one each in Brooklyn, Westchester and New Jersey. In addition, the Bank maintains one branch facility in Maryland and lending offices in Maryland, Florida and Illinois as a result of the expansion of the Company’s commercial real estate lending activities.
      During July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington market and the Boca Raton, Florida market. During the third quarter of 2004, the Company expanded its commercial real estate lending activities to the Chicago market. The loans generated in these areas are obtained primarily from referrals from Meridian Capital, which already has an established presence in these market areas.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions
      On April 12, 2004, the Company completed its merger with SIB and the merger of SIB’s wholly owned subsidiary, SI Bank & Trust (“SI Bank”), with and into the Bank. SI Bank, a full service federally chartered savings bank, operated 17 full service branch offices on Staten Island, three full service branch offices in Brooklyn, and a total of 15 full service branch offices in New Jersey.
      In addition to the opportunity to enhance shareholder value, the merger provided the Company with a number of strategic opportunities and benefits that have assisted its growth as a leading community-oriented financial institution. The opportunities include expanding the Company’s asset generation capabilities through use of SIB’s strong core deposit funding base; increasing deposit market share in the Company’s core New York City metropolitan area market and strengthening its balance sheet.
      As a result of the SIB transaction, the Company acquired approximately $7.15 billion in assets (including loans totaling $3.56 billion and securities totaling $2.09 billion) and assumed approximately $3.79 billion in deposits, $2.65 billion in borrowings and $84.2 million in other liabilities. Included in the $84.2 million of other liabilities was $23.7 million of accrued severance costs. The Company has paid approximately $8.4 million of severance costs since April 12, 2004 and had $15.3 million of such liability remaining at March 31, 2005. The results of operations of SIB are included in the Consolidated Statements of Income and Comprehensive Income subsequent to April 12, 2004.
      Under the terms of the Agreement and Plan of Merger between the Company and SIB dated November 24, 2003 (the “SIB Agreement”), the aggregate consideration paid in the merger consisted of $368.5 million in cash and 28,200,070 shares of the Company’s common stock. Holders of SIB common stock received cash or shares of the Company’s common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 75% paid in the Company’s common stock and 25% paid in cash. The SIB transaction had an aggregate value of approximately $1.48 billion assuming an acquisition value of $24.3208 per share (the average share price used to calculate the exchange ratio).
      In addition on March 1, 2004, SIB announced the completion of the sale of the majority of the assets and operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of SI Bank, to Lehman Brothers. The remaining Staten Island Mortgage Corp. offices were sold or ceased operations by March 31, 2004. At March 31, 2005, Staten Island Mortgage Corp. (which is a subsidiary of the Bank as a result of the SIB merger) had $54.9 million of loans available-for-sale.
      The merger was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $1.01 billion. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the Company estimates that the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $87.1 million, which is being amortized using the interest method over 14 years.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents data with respect to the fair values of assets and liabilities acquired in the SIB transaction.

(Dollars in Thousands)	At April 12, 2004

ASSETS:
Cash and due from banks	$671,213
Securities	2,089,962
Loans, net of the allowance for loan losses	3,893,454
FHLB-NY stock	110,150
Fixed assets	46,969
Other assets	194,050
Core deposit intangible	87,133

Total assets	$7,092,931

LIABILITIES:
Deposits	$3,805,094
Borrowings	2,733,603
Other liabilities	87,116

Total liabilities	6,625,813

Net assets acquired	$467,118

      The Company recorded $59.8 million in net income, or $0.72 diluted earnings per share, for the three months ended March 31, 2005 compared to net income of $34.2 million or $0.42 per diluted share for the three months ended March 31, 2004 if the merger had taken place on January 1, 2004. This proforma results of operations is not necessarily indicative of the results of operations that would have occurred if the merger had been completed on the date indicated or which may be obtained in the future.

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
      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Annual Report”).

Critical Accounting Estimates
      The Company has identified the evaluation of the allowance for loan losses, goodwill and deferred tax assets as critical accounting estimates where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. A description of these policies, which significantly affect the determination of the Company’s financial condition and results of operations are summarized in Note 3 (“Summary of Significant Accounting Policies”) of the Consolidated Financial Statements in the 2004 Annual Report.

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
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. Because the Company recognized the fair value provisions prospectively, compensation expense related to employee stock options granted did not have a full impact during 2003. The adoption of SFAS No. 123 did not have a material effect on the Company’s financial condition or results of operations. See Note 13 hereof. See also Note 4 hereof for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” which was issued in December 2004.

Comprehensive Income
      Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distribution to owners. Other Comprehensive Income (“OCI”) includes revenues, expenses, gains and losses that under generally accepted accounting principles are included

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
      In November 2003, the FASB issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company complied with the disclosure provisions of this rule in Note 3 to the Consolidated Financial Statements included in its 2004 Annual Report. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The Company is currently evaluating the impact of adopting the provisions of this rule, which are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other cost method investments for reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. The FASB staff has reviewed the comments on the proposed FSP and identified the issues of most concern to respondents.
      The FASB will consider adding a project to its agenda to converge its impairment models for financial instruments with the International Accounting Standards Board’s impairment model. Therefore, the FASB staff has deferred asking the FASB to deliberate the staff’s comment letter analysis and its recommendations based on that analysis until the FASB decides whether to add a convergence project for the impairment of financial instruments.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
      In May 2004, the FASB issued FASB Staff Position (“FSP”) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-2 requires the effect of this subsidy to be included in the measurement of postretirement health care benefit costs effective for interim or annual periods beginning after June 15, 2004. Therefore, the expense amounts shown in Note 12 for the quarter ended March 31, 2005 reflect the effects of the Act.

FASB Statement No. 123 (revised 2004) — Share-Based Payment
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, remains unchanged. The Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with SFAS No. 123.
      The Company will incur additional expense in 2006 for unvested options at January 1, 2006 that were granted prior to January 1, 2003.
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
      The statement will be applied to public entities prospectively for fiscal years beginning after June 15, 2005 as if all share-based compensation awards vesting, granted, modified, or settled after December 15, 1994 had been accounted for using the fair value-based method of accounting.
      The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial condition or results of operations.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Securities Available-for-Sale
      The amortized cost and estimated fair value of securities available-for-sale at March 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Thousands)	Cost	Gains	Losses	Fair Value

Investment securities:
Debt securities:
U.S. government and agencies	$210,976	$864	$(1,645)	$210,195
Corporate	68,835	262	(4)	69,093
Municipal	2,135	196	—	2,331

Total debt securities	281,946	1,322	(1,649)	281,619

Equity securities:
Preferred	107,032	1,228	(1,495)	106,765
Common	386	484	(9)	861

Total equity securities	107,418	1,712	(1,504)	107,626

Total investment securities	389,364	3,034	(3,153)	389,245

Mortgage-related securities:
Fannie Mae pass through certificates	401,112	2,571	(5,798)	397,885
Government National Mortgage Association (“GNMA”) pass through certificates	6,678	220	(35)	6,863
Freddie Mac pass through certificates	812,939	154	(7,423)	805,670
Collateralized mortgage obligation bonds	2,343,714	121	(39,848)	2,303,987

Total mortgage-related securities	3,564,443	3,066	(53,104)	3,514,405

Total securities available-for-sale	$3,953,807	$6,100	$(56,257)	$3,903,650

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of securities available-for-sale at December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Thousands)	Cost	Gains	Losses	Fair Value

Investment securities:
Debt securities:
U.S. government and agencies	$212,016	$1,002	$(950)	$212,068
Corporate	89,093	604	(316)	89,381
Municipal	4,630	236	—	4,866

Total debt securities	305,739	1,842	(1,266)	306,315

Equity securities:
Preferred	146,604	1,100	(774)	146,930
Common	486	583	(9)	1,060

Total equity securities	147,090	1,683	(783)	147,990

Total investment securities	452,829	3,525	(2,049)	454,305

Mortgage-related securities:
Fannie Mae pass through certificates	449,182	4,405	(2,212)	451,375
GNMA pass through certificates	7,259	330	(26)	7,563
Freddie Mac pass through certificates	973,750	5,070	(585)	978,235
Collateralized mortgage obligation bonds	2,057,221	3,400	(18,312)	2,042,309

Total mortgage-related securities	3,487,412	13,205	(21,135)	3,479,482

Total securities available-for-sale	$3,940,241	$16,730	$(23,184)	$3,933,787

6.	Loans Available-for-Sale and Loan Servicing Assets
      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	March 31,	December 31,
(Dollars in Thousands)	2005	2004

Loans available-for-sale:
Single-family residential	$59,994	$74,121
Multi-family residential	27,635	22,550

Total loans available-for-sale	$87,629	$96,671

Fannie Mae Loan Sale Program
      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae pursuant to forward sales agreements previously entered into at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three months ended March 31, 2005, the Company originated for sale $228.2 million and sold $277.0 million of fixed-rate multi-family loans, including $53.8 million of loans held in portfolio, in the secondary market to Fannie Mae with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole (as discussed below) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At March 31, 2005, the Company serviced $5.43 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $163.0 million.
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
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At March 31, 2005 the Company had an $8.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.
      As a result of retaining servicing on $5.48 billion of multi-family loans sold to Fannie Mae, which includes both loans originated for sale and loans sold from portfolio, the Company had an $10.7 million servicing asset at March 31, 2005.
      At March 31, 2005, the Company also had a $5.8 million loan servicing asset related to $579.0 million of single-family loans that were sold in the secondary market with servicing retained as a result of the SIB transaction.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	At or for the
	Three Months Ended
	March 31,

(Dollars in Thousands)	2005	2004

Balance at beginning of period	$18,100	$7,772
Capitalized servicing asset	354	854
Reduction of servicing asset	(1,951)	(1,282)

Balance at end of period	$16,503	$7,344

Fannie Mae DUS Program
      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital with the remaining two-thirds of all losses being assumed by Fannie Mae. There have been no loans originated under this DUS program since inception.
      The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC (“Meridian Company”), a Delaware limited liability company, has a one-third ownership interest. ICM Capital’s operations will be coordinated with those of Meridian Capital. Meridian Capital is 65% owned by Meridian Capital Funding, Inc. (“Meridian Funding”), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Company. Meridian Funding and Meridian Company have the same principal owners. See Note 15 hereof.

Single-Family Loan Sale Program
      Over the past several years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”). In January 2005, Cendant was spun off from its parent company, Cendant Corporation, to PHH Corporation. Cendant was subsequently renamed PHH Mortgage Corporation (“PHH Mortgage”). Under this program, the Company utilizes PHH Mortgage’s loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to PHH Mortgage on a non-recourse basis at agreed upon pricing. During the three months ended March 31, 2005, the Company originated for sale $20.6 million and sold $20.3 million of single-family residential mortgage loans through the program. At March 31, 2005, the Company had $5.1 million of loans for sale under this program. Included in the $60.0 million of single-family residential loans available-for-sale at March 31, 2005 are $54.9 million of loans acquired in the SIB transaction.
      The Company originated, for portfolio, approximately $6.4 million of such loans during the three months ended March 31, 2005. In the future, the Company may continue to originate certain adjustable and fixed-rate residential mortgage loans for portfolio retention, but at significantly reduced levels.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of mortgage-banking activity income is as follows for the periods indicated:

	For the Three Months
	Ended March 31,

(Dollars in Thousands)	2005	2004

Origination fees	$574	$395
Servicing fees	2,680	1,349
Gain on sales	2,656	3,946
Change in fair value of loan commitments	(688)	17,157
Change in fair value of forward loan sale agreements	688	(17,157)
Amortization of loan servicing asset	(1,951)	(1,198)

Total mortgage-banking activity income	$3,959	$4,492

      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and PHH Mortgage also meet the definition of a derivative instrument under SFAS No. 133. See Note 14 hereof.

7.	Loans, net
      The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	March 31, 2005		December 31, 2004

		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total

Mortgage loans:
Single-family residential and cooperative apartment	$2,368,047	20.8%	$2,490,062	22.1%
Multi-family residential	3,991,842	35.1	3,800,649	33.8
Commercial real estate	3,237,405	28.5	3,034,254	27.0

Total principal balance — mortgage loans	9,597,294	84.4	9,324,965	82.9
Less net deferred fees	10,278	0.1	9,875	0.1

Total mortgage loans	9,587,016	84.3	9,315,090	82.8

Commercial business loans, net of deferred fees	817,748	7.2	809,392	7.2

Other loans:
Mortgage warehouse lines of credit	496,743	4.4	659,942	5.9
Home equity loans and lines of credit	430,033	3.8	416,351	3.7
Consumer and other loans	40,482	0.3	47,817	0.4

Total principal balance — other loans	967,258	8.5	1,124,110	10.0
Less unearned discounts and deferred fees	—	0.0	—	0.0

Total other loans	967,258	8.5	1,124,110	10.0

Total loans	11,372,022	100.0%	11,248,592	100.0%

Less allowance for loan losses	102,554		101,435

Loans, net	$11,269,468		$11,147,157

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
      During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. During the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. The loans generated from these market areas are referred primarily by Meridian Capital, which already has an established presence in these markets. During the three months ended March 31, 2005, the Company originated for portfolio $58.0 million of multi-family residential loans and $15.7 million of commercial real estate loans and originated for sale $21.3 million of multi-family residential loans in the Baltimore-Washington market. During the three months ended March 31, 2005, the Company also originated $106.3 million of loans for portfolio retention in the Florida market. Of such loans, $17.4 million were commercial real estate loans and $49.9 million were multi-family residential loans. The Company also originated for sale $39.0 million of multi-family residential loans in the Florida market. During the three months ended March 31, 2005, the company also originated $11.1 million of multi-family loans in the Chicago market. The Company will review this expansion program periodically and establish and adjust its targets based on market acceptance, credit performance, profitability and other relevant factors.
      At March 31, 2005, the Company’s total loans outstanding secured by properties located in the Baltimore-Washington market area consisted primarily of $84.0 million of mortgage warehouse lines of credit, $100.5 million of commercial real estate loans and commercial business loans and $206.3 million of multi-family residential loans. The Company’s total loans outstanding secured by properties located in the Florida market consisted primarily of $151.0 million of commercial real estate and commercial business loans and $159.9 million of multi-family residential loans at March 31, 2005. The Company’s total loans outstanding secured by properties located in the Chicago market consisted primarily of $11.1 million of multi-family residential loans.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Non-Performing Assets
      The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal.

	March 31,	December 31,
(Dollars in Thousands)	2005	2004

Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$4,788	$7,495
Multi-family residential	1,607	1,394
Commercial real estate	10,896	12,517
Commercial business loans	21,890	22,002
Other loans(1)	124	236

Total non-accrual loans	39,305	43,644

Loans past due 90 days or more as to:
Interest and accruing	27	117
Principal and accruing(2)	1,323	5,517

Total past due accruing loans	1,350	5,634

Total non-performing loans	40,655	49,278

Other real estate owned, net(3)	2,224	2,512

Total non-performing assets(4)	$42,879	$51,790

Restructured loans	$4,161	$4,198

Allowance for loan losses as a percent of total loans	0.90%	0.90%
Allowance for loan losses as a percent of non-performing loans	252.25%	205.84%
Non-performing loans as a percent of total loans	0.36%	0.44%
Non-performing assets as a percent of total assets	0.24%	0.29%

(1)	Consists primarily of FHA home improvement loans, home equity loans and lines of credit and passbook loans.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

9.	Allowance for Loan Losses
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at March 31, 2005 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	At or for the
	Three Months Ended
	March 31,

(Dollars in Thousands)	2005	2004

Allowance at beginning of period	$101,435	$79,503

Provision:
Mortgage loans	—	—
Commercial business and other loans(1)	—	—

Total provisions	—	—

Charge-offs:
Mortgage loans	7	—
Commercial business and other loans(1)	389	532

Total charge-offs	396	532

Recoveries:
Mortgage loans	258	11
Commercial business and other loans(1)	1,257	211

Total recoveries	1,515	222

Net loans recovered/(charged-off)	1,119	(310)

Allowance at end of period	$102,554	$79,193

Net loans charged-off to allowance for loan losses at period end	N/A	0.39%
Net loans charged-off to average loans outstanding	N/A	0.005%
Allowance for loan losses as a percent of total loans at period end	0.90%	1.20%
Allowance for loan losses as a percent of total non-performing loans at period end(2)	252.25%	209.83%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

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
      The Company’s goodwill was $1.19 billion and $1.16 billion at March 31, 2005 and December 31, 2004, respectively. The $38.1 million increase in goodwill during the three months ended March 31, 2005 was a result of the SIB transaction which became effective on the close of business on April 12, 2004 (See Note 2).

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2004. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.
      The Company’s identifiable intangible assets were $76.1 million and $79.1 million at March 31, 2005 and December 31, 2004, respectively. The decrease was a result of the amortization of the $87.1 million core deposit intangible recognized as a result of the SIB transaction. Core deposit intangibles currently held by the Company are being amortized using the interest method over fourteen years.
      The following table sets forth the Company’s identifiable intangible assets at the dates indicated which consist solely of deposit intangibles:

	At March 31, 2005			At December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Deposit intangibles	$87,133	$11,005	$76,128	$91,129	$12,073	$79,056

      The following sets forth the estimated amortization expense for the years ended December 31:

2005	$11,379
2006	$10,496
2007	$9,612
2008	$8,728
2009	$7,844
2010 and thereafter	$30,997
      Amortization expense related to identifiable intangible assets was $2.9 million and $0.1 million for the quarters ended March 31, 2005 and 2004, respectively.

11.	Earnings Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants’ accounts or are not committed to be released for allocation and unvested restricted stock awards from the 1998 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”) and the 2002 Stock Incentive Plan are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Three Months
	Ended March 31,

(In Thousands, Except Per Share Amounts)	2005	2004

Numerator:
Net income	$59,761	$38,143

Denominator:
Weighted average number of common shares outstanding — basic	80,451	50,255
Weighted average number of common stock equivalents (restricted stock and options)	2,774	2,625

Weighted average number of common shares and common stock equivalents — diluted	83,225	52,880

Basic earning per share	$.74	$.76

Diluted earnings per share	$.72	$.72

      At March 31, 2005 and March 31, 2004, there were 31,000 and 83,846 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. For additional disclosures regarding outstanding stock options and restricted stock awards, see Note 13.

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
      The Company also has a Supplemental Executive Retirement Plan (the “Supplemental Plan”). The Supplemental Plan is a nonqualified, unfunded plan of deferred compensation covering those senior officers of the Company participating in the Pension Plan whose benefits under the Pension Plan would be limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended.
      The Company changed the Plan’s measurement date from January 1st, to December 1st, effective December 1, 2004. The Company used a December 1, 2004 measurement date for December 31, 2004 and a January 1, 2004 measurement date for December 31, 2003.
      In connection with the SIB transaction on April 12, 2004, the Company acquired the SI Bank & Trust Retirement Plan (“Staten Island Plan”), a noncontributory defined benefit pension plan, which was frozen effective as of December 31, 1999. It is expected that the Staten Island Plan will be merged with the Pension Plan by June 30, 2005. The Company’s Pension Plan, the Supplemental Plan and the Staten Island

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan (collectively, the “Plan”) are presented on a consolidated basis (since April 12, 2004 for the Staten Island Plan) in the following table.
      Net pension (benefit) expense of the Pension Plan, Supplemental Plan and Staten Island Plan included the following components:

	For the Three
	Months Ended
	March 31,

(In Thousands)	2005	2004

Service cost-benefits earned during the period	$369	$370
Interest cost on projected benefit obligation	1,188	778
Expected return on Pension Plan assets	(1,713)	(996)
Amortization of net asset	(51)	(50)
Amortization of prior service cost	(273)	(273)
Recognized net actuarial loss	181	172

Pension (benefit) expense	$(299)	$1

      The Company contributed $71,000 to the Supplemental Plan during the three months ended March 31, 2005 and expects to contribute an additional $213,000 for the remainder of the year ended December 31, 2005.

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
      In connection with the SIB transaction on April 12, 2004, the Company became the sponsor of the Postretirement Welfare Plan of SI Bank. The active and retired participants from the SI Bank Postretirement Welfare Plan were transferred into the Company’s postretirement benefit plan.
      The Company changed the measurement date for its postretirement benefit plan from January 1st, to December 1st, effective December 1, 2004. The Company used a December 1, 2004 measurement date for its postretirement benefit obligation as of December 31, 2004 and a January 1, 2004 measurement date for the December 31, 2003 postretirement benefit obligation.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net postretirement benefit cost, which includes costs for SI Bank’s post-retirement benefit plans since April 12, 2004, included the following components:

	For the Three
	Months Ended
	March 31,

(In Thousands)	2005	2004

Service cost-benefits earned during the period	$226	$153
Interest cost on accumulated postretirement benefit obligation	454	337
Amortization of net obligation	15	15
Amortization of unrecognized loss	68	175
Amortization of prior service cost	36	—

Postretirement benefit cost	$799	$680

      In May 2004, the FASB issued FSP FAS 106-2 related to the Act which provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D.
      The Company has determined that its drug benefits are at least actuarially equivalent to those under Medicare Part D. The expected subsidy reduced the Company’s benefit plan obligation by $3.5 million to $30.0 million at December 31, 2004 and also reduced the benefit cost by $0.2 million to $0.8 million for the quarter ended March 31, 2005.

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
      As a result of the SIB merger, effective June 22, 2004, the SI Bank & Trust 401(k) Savings Plan was transferred into the 401(k) Plan, at which time the SI Bank & Trust 401 (k) Savings Plan was merged out of existence.

Employee Stock Ownership Plan
      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $1.2 million and $1.4 million to the ESOP during the three months ended March 31, 2005 and 2004, respectively. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $1.4 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. The loan from the Company had an outstanding principal balance of $79.9 million and $80.7 million at March 31, 2005 and

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, respectively. The interest expense paid on the loan was $1.7 million and $1.8 million for the three months ended March 31, 2005 and 2004 respectively.
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
      The Company recorded compensation expense of $2.4 million for both the three months ended March 31, 2005 and 2004 respectively, which was equal to the 70,411 shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At March 31, 2005, there were 1,612,672 shares allocated, 3,661,366 shares unallocated and 358,832 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At March 31, 2005, the 3,661,366 unallocated shares had a fair value of $142.8 million.

13.	Stock Benefit Plans

Recognition Plan
      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. There were no awards made under this plan during the three months ended March 31, 2005. The Committee granted non-performance-based share awards covering 52,407 shares and 123,522 shares during the years ended December 31, 2004 and 2003, respectively.
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
      Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date(s). The Company recorded compensation expense of $1.7 million and $1.0 million related to the restricted stock awards for the three months ended March 31, 2005 and 2004, respectively. During the years ended December 31, 2004 and

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, the Committee administering the Plan approved the accelerated vesting of awards covering 7,143 and 6,176 shares due to the retirement of senior officers, resulting in the recognition of $0.2 million and $0.1 million of compensation expense, respectively.

Stock Option Plans
      The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant has been recognized.
      Beginning in 2003, the Company recognizes stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. There were 401,380 options granted during the three months ended March 31, 2005 and approximately $0.6 million in compensation expense was recognized under this statement during such period compared to $0.2 million for the quarter ended March 31, 2004. During the years ended December 31, 2004 and 2003 there were 548,540 and 235,750 options granted, respectively, and approximately $1.7 million and $153,000 in compensation expense recognized under this statement.
      In December 2004 SFAS No, 123(R) was issued and requires all share-based awards vesting, granted, modified or settled during fiscal years beginning after June 15, 2005 be accounted for using the fair value based method of accounting. Although the Company has expensed options granted subsequent to January 1, 2003, the Company will incur additional expense in 2006 for unvested options at January 1, 2006 that were granted prior to January 1, 2003.

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
      On September 25, 1998, the Board of Directors issued options covering 6,103,208 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. There were 750 options granted under this plan during the three months ended March 31, 2005. During the years ended December 31, 2004 and 2003 the Board of Directors granted options covering 5,000 and 220,750 shares, respectively. During the years ended December 31, 2004 and 2003, the Committee administering the Plan approved the accelerated vesting of 21,700 and 30,000 options, respectively, due to the retirement of senior officers, resulting in $0.2 million and $0.2 million

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of compensation expense, respectively. At March 31, 2005, there were options covering 3,946,552 shares outstanding pursuant to the Option Plan and 19,800 shares remaining available for grant.

2002 Stock Incentive Plan
      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. Restricted stock awards granted to date generally vest on a pro rata basis over a three, four or five-year period beginning one year from the date of grant. However, certain awards made during 2004 and 2005 will vest in full on the third anniversary of the date of grant. The Board of Directors granted options covering 400,630, 543,540 and 15,000 shares during the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively. The Board of Directors granted restricted stock awards totaling 133,529 shares, of which 72,546 were performance-based awards, during the three months ended March 31, 2005 and granted 130,972, of which 67,797 were performance-based awards, during the year ended December 31, 2004. At March 31, 2005, there were 1,659,158 options and 259,016 restricted share awards outstanding related to this plan.

Other Stock Plans
      Broad National Bancorporation (“Broad”) and Statewide Financial Corp. (“Statewide”)(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees. Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At March 31, 2005, there were 102,858 options outstanding related to these plans.
      In connection with the SIB transaction in April 2004, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the merger. At March 31, 2005, there were 1,316,611 options outstanding related to this plan.

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

	For the Three Months
	Ended March 31,

(In Thousands, Except Per Share Data)	2005	2004

Net income:
As reported	$59,761	$38,143
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	1,482	747
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(1)	(1,920)	(1,212)

Pro forma	$59,323	$37,678

Basic earnings per share:
As reported	$.74	$.76

Pro forma	$.74	$.75

Diluted earnings per share:
As reported	$.72	$.72

Pro forma	$.71	$.71

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and Stock Incentive Plan and stock option grants awarded under the various stock option plans.

14.	Derivative Financial Instruments
      The Company concurrently adopted the provisions of SFAS No. 133 and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at March 31, 2005 included commitments to fund loans available-for-sale and forward loan sale agreements.
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

Loan Commitments for Loans Originated for Sale and Forward Loan Sale Agreements
      The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originates single-family and multi-family residential loans for sale pursuant to

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
programs with PHH Mortgage and Fannie Mae. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement meets the definition of a derivative instrument under SFAS No. 133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to Fannie Mae or PHH Mortgage is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by approximately the same amount, effectively eliminating the Company’s interest rate and price risk.
      At March 31, 2005, the Company had $86.2 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $30.7 million related to loan commitments for which the borrowers had not entered into interest rate locks and $55.5 million which were subject to interest rate locks. At March 31, 2005, the Company had $55.5 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $1.0 million and the fair market value of the related forward loan sale agreements was a gain of $1.0 million at March 31, 2005.

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
      All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. Meridian Capital receives a fee from the borrower upon the funding of the loans by the Company. The Company generally does not pay referral fees to Meridian Capital. However, on a limited number of transactions, the Company agreed to pay a portion of the loan origination fee normally paid in full by the borrower to Meridian Capital.
      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for substantially all of the loans originated for sale in 2004 and the three months ended March 31, 2005. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian Capital relationship.
      During the third quarter of 2003, the Company announced that ICM Capital, a subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest. Meridian Funding and Meridian Company have the same principal owners.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the DUS program, ICM Capital is able to underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses to be assumed by Fannie Mae. There were no loans originated under the DUS program by ICM Capital during the three months ended March 31, 2005.
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
      The Bank is a community-oriented bank, which emphasizes customer service and convenience. As part of this strategy, the Bank offers products and services designed to meet the needs of its retail and commercial customers. The Company generally has sought to achieve long-term financial strength and stability by increasing the amount and stability of its net interest income and non-interest income combined with maintaining a high level of asset quality. In pursuit of these goals, the Company has adopted a business strategy of controlled growth, emphasizing the origination of commercial real estate and multi-family residential loans, commercial business loans, mortgage warehouse lines of credit and retail and commercial deposit products, while maintaining asset quality and stable liquidity levels.
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
      Words such as “expect”, “feel”, “believe”, “will”, “may”, “anticipate”, “plan”, “estimate”, “intend”, “should”, and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) growth opportunities may not be fully realized or may take longer to realize than expected; (2) operating costs may be greater than expected; (3) competitive factors which could affect net interest income and non-interest income and general economic conditions which could affect the volume of loan originations, deposit flows and real estate values; (4) the levels of non-interest income and the amount of provision for loan losses as well as other factors discussed in the documents filed by the Company with the Securities and Exchange Commission (“SEC”) from time to time. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
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
Changes in Financial Condition
General
      Total assets increased by $127.9 million, or 0.7%, from $17.75 billion at December 31, 2004 to $17.88 billion at March 31, 2005 resulting primarily from internal growth of the Company’s loan portfolio. The Company’s loan portfolio in the aggregate grew by $123.4 million during the three months ended March 31, 2005.
Cash and Cash Equivalents
      Cash and cash equivalents increased $44.9 million from December 31, 2004 to $405.7 million at March 31, 2005. The increase in liquidity was primarily due to cash flow received from loan repayments and the sales of securities available-for-sale, which funds have yet to be redeployed into other interest-earning assets or utilized to purchase shares in connection with the Company’s ongoing eleventh stock repurchase program.
Securities Available-for-Sale
      The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $30.1 million from $3.93 billion at December 31, 2004 to $3.90 billion at March 31, 2005. The decrease in securities available-for-sale was due to $347.8 million of sales combined with $270.9 million of securities calls and repayments, the proceeds of which were redeployed to fund the growth of the Company’s loan portfolio as well as to purchase shares in connection with the Company’s stock repurchase program. These decreases were partially offset by $636.4 million of purchases. Securities available-for-sale had a net unrealized loss of $50.2 million at March 31, 2005 compared to a net unrealized loss of $6.5 million at December 31, 2004. The Company continues to actively manage the size of its securities portfolio in relation to total assets and as such had a 21.8% securities to asset ratio as of March 31, 2005.
      The Company’s mortgage-related securities portfolio increased $34.9 million to $3.51 billion at March 31, 2005 compared to $3.48 billion at December 31, 2004. The securities were comprised of $2.21 billion of AAA-rated CMOs and $91.2 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.21 billion of mortgage-backed pass through certificates which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The increase in the portfolio was primarily due to purchases of $596.8 million of AAA-rated CMOs with an average yield of 4.56% which was partially offset by $191.1 million of principal repayments received combined with sales of $324.3 million. The net unrealized loss on this portfolio increased $42.1 million during the three months ended March 31, 2005 to a net unrealized loss of $50.1 million at March 31, 2005. The increase in unrealized loss was primarily a result of changes in market interest rates and not credit quality of the issuers.
      The Company’s investment securities portfolio decreased $65.1 million to $389.2 million at March 31, 2005 compared to December 31, 2004. The decrease was primarily due to sales totaling $23.5 million, primarily corporate bonds and preferred securities, and calls of $79.0 million. Partially offsetting these decrease were $39.6 million of purchases, primarily $10.0 million of federal agencies with a weighted average yield of 4.50% and $17.5 million of U.S. Treasury securities with a weighted average yield of 3.68%. The unrealized loss on this portfolio was $0.1 million at March 31, 2005 compared to a net unrealized gain of $1.5 million at December 31, 2004.
      At March 31, 2005, the Company had a $29.1 million net unrealized loss, net of tax, on available-for-sale investment and mortgage-related securities as compared to a net unrealized loss, net of tax, of $3.8 million at December 31, 2004.
Loans Available-for-Sale
      Loans available-for-sale decreased by $9.0 million to $87.6 million at March 31, 2005 compared to December 31, 2004. The decrease was primarily due to sales of loans available-for-sale acquired from SIB.
      The Company sells, both newly originated and portfolio loans, multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. During the three months ended March 31, 2005, the Company originated $228.2 million and sold $277.0 million of loans to Fannie Mae under this program and as a result serviced $5.43 billion of loans with a maximum potential loss exposure of $163.0 million. Included in the $277.0 million of loans sold during the three months ended March 31, 2005 were $53.8 million of loans that were originally held in portfolio and were reclassified to loans available-for-sale. Multi-family loans available-for-sale at March 31, 2005 totaled $27.6 million compared to $22.6 million at December 31, 2004. As part of the sales to Fannie Mae, the Company retains a portion of the associated credit risk.
      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with PHH Mortgage. The Company funds the loans directly and sells the loans and related servicing to PHH Mortgage. The Company originated $20.6 million and sold $20.3 million of such loans during the three months ended March 31, 2005. Single-family residential mortgage loans available-for-sale under this program totaled $5.1 million at both March 31, 2005 and December 31, 2004.
      Both programs discussed above were established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.
      Included in the $87.6 million of loans available-for-sale at March 31, 2005 were $54.9 million of loans available-for-sale acquired from SIB. The Company determined to wind down the remaining operations of Staten Island Mortgage Corp., the mortgage banking subsidiary of SIB (most of the operations were sold in connection with the merger with SIB). The Company has reduced the balance of such loans from $298.7 million as of April 12, 2004 (the closing of the SIB transaction) down to $69.0 million at December 31, 2004 which was further reduced to $54.9 million at March 31, 2005.
Loans
      Loans increased by $123.4 million to $11.37 billion at March 31, 2005 from $11.25 billion at December 31, 2004. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate and commercial business loans as well as variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market.
      The Company originated (both for portfolio and for sale) approximately $927.0 million of mortgage loans during the three months ended March 31, 2005 compared to $988.5 million for the three months ended March 31, 2004. During 2004 and the first quarter of 2005, as rates have been in transition, the Company has been able to maintain a balanced program of originating loans for portfolio and for sale to effectively manage the size of the Company’s balance sheet. The Company sold $311.4 million of mortgage loans during the quarter ended March 31, 2005 compared to $266.8 million during the quarter ended March 31, 2004.
      Multi-family residential loans increased $191.2 million to $3.99 billion at March 31, 2005 compared to $3.80 billion at December 31, 2004. The increase was primarily due to originations for portfolio retention of $360.1 million which were partially offset by repayments of $115.1 million combined with the sale of

$53.8 million of loans to Fannie Mae with a weighted average yield of 5.20%. Multi-family residential loans comprised 35.1% of the total loan portfolio at March 31, 2005 compared to 33.8% at December 31, 2004.
      Commercial real estate loans increased $203.2 million or 6.7% to $3.24 billion at March 31, 2005 compared to $3.03 billion at December 31, 2004. The increase was primarily due to $311.7 million of originations partially offset by $108.5 million of loan repayments. Commercial real estate loans comprised 28.5% of the total loan portfolio at March 31, 2005 compared to 27.0% at December 31, 2004.
      Commercial business loans increased $8.4 million, or 1.0%, from December 31, 2004 to $817.7 million at March 31, 2005. The increase was primarily due originations and advances of $126.5 million partially offset by $118.1 million of repayments and $0.2 million of charge-offs during the three months ended March 31, 2005. Commercial business loans comprised 7.2% of the total loan portfolio at both March 31, 2005 and December 31, 2004.
      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit decreased $163.2 million, or 24.7%, from $659.9 million at December 31, 2004 to $496.7 million at March 31, 2005. The decrease was due to the decline in the refinance market as a result of the higher interest rate environment. At March 31, 2005, there were $922.0 million of unused lines of credit related to mortgage warehouse lines of credit. Mortgage warehouse lines of credit comprised 4.4% of the total loan portfolio at March 31, 2005 compared to 5.9% at December 31, 2004.
      The single-family residential and cooperative apartment loan portfolio decreased $122.0 million from $2.49 billion at December 31, 2004 to $2.37 billion at March 31, 2005. The decrease was primarily due to $128.7 million of repayments partially offset by originations of $6.4 million during the three months ended March 31, 2005. As a result, single-family and cooperative apartment loans comprised 20.8% of the total loan portfolio at March 31, 2005 compared to 22.1% at December 31, 2004. The Company also originates and sells single-family residential mortgage loans to PHH Mortgage as previously discussed.
Non-Performing Assets
      Non-performing assets as a percentage of total assets amounted to 0.24% at March 31, 2005 compared to 0.29% at December 31, 2004. The Company’s non-performing assets, which consist of non-accrual loans, accruing loans past due 90 days or more as to interest or principal and other real estate owned acquired through foreclosure or deed-in-lieu thereof, decreased by $8.9 million, or 17.2%, to $42.9 million at March 31, 2005 from $51.8 million at December 31, 2004. The decrease in non-performing assets was primarily due to diligent work out efforts and sales of certain non-performing loans. Non-accrual loans totaled $39.3 million at March 31, 2005 and primarily consisted of $21.9 million of commercial business loans, $10.9 million of commercial real estate loans, $4.8 million of single-family residential and cooperative apartment loans and $1.6 million of multi-family residential loans.
      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule decreased $4.3 million to $1.4 million at March 31, 2005 compared to December 31, 2004. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.
Allowance for Loan Losses
      The Company’s allowance for loan losses amounted to $102.6 million at March 31, 2005, as compared to $101.4 million at December 31, 2004. At March 31, 2005, the Company’s allowance amounted to 0.90% of total loans and 252.3% of total non-performing loans compared to 0.90% and 205.8%, respectively, at December 31, 2004.
      The Company’s allowance increased $1.1 million during the three months ended March 31, 2005 due to $1.1 million of net recoveries. No provision for loan losses was recorded for the quarter ended March 31, 2005.

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
      Management believes the allowance for loan losses at March 31, 2005 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.
Goodwill and Intangible Assets
      Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.
      The Company’s goodwill, which aggregated $1.19 billion at March 31, 2005, resulted from the merger with SIB, the acquisitions of Broad and Statewide, as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The $38.1 million increase in goodwill during the three months ended March 31, 2005 was attributable to finalizing certain tax and accounting positions related to the SIB transaction. (See Notes 2 and 10).
      The Company’s identifiable intangible assets decreased by $2.9 million at March 31, 2005 from $79.1 million at December 31, 2004 which was the a result of the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized.
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
      The fair value of an entity with goodwill may be determined by a combination of quoted market prices, a present value technique or multiples of earnings or revenue. Quoted market prices in active markets are considered the best evidence of fair value and are to be used as the basis for the measurement, if available. However, the market price of an individual equity security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit as a whole. The quoted market price of an individual equity security, therefore, need not be the sole measurement basis of the fair value of a reporting unit. A present value technique is another method with which to estimate the fair value of a group of net assets. If a present value technique is used to measure fair value, estimates of future cash flows used in that technique shall be consistent with the objective of measuring fair value. Those cash flow estimates shall incorporate assumptions that the marketplace participants would use in their estimates of fair value. If that information is not available without undue cost and effort, an entity may use its own assumptions. A third method of estimating the fair value of a reporting unit, is a valuation technique based on multiples of earnings or revenue.
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
Bank Owned Life Insurance (“BOLI”)
      The Company owns BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in such value are recorded in non-interest income. BOLI increased $3.5 million to $324.5 million at March 31, 2005 compared to $321.0 million at December 31, 2004 as a result of an increase in the cash surrender value of the BOLI.
Other Assets
      Other assets decreased $41.5 million from $432.1 million at December 31, 2004 to $390.6 million at March 31, 2005. The decrease was primarily due to a $44.0 million decrease in FHLB stock.
      The Company had a net deferred tax asset of $84.8 million at March 31, 2005 compared to $78.8 million at December 31, 2004. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management’s opinion, in view of the Company’s previous, current and projected future earnings, such deferred tax assets are expected to be fully realized and therefore the Company has not established a valuation allowance at March 31, 2005.
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
Deposits
      Deposits increased $534.1 million or 5.7% to $9.84 billion at March 31, 2005 compared to $9.31 billion at December 31, 2004. The increase was due to deposits inflows totaling $505.0 million as well as interest credited of $29.1 million.
      During the first quarter of 2005, the Company introduced the Independence RewardsPlus Checkingtm product and utilized certain certificates of deposit promotions as an alternative funding source to reduce its dependence on wholesale borrowings. As a result of these initiatives, core deposits increased $128.0 million, or 1.8%, to $7.16 billion at March 31, 2005 compared to $7.03 billion at December 31, 2004 and certificates of deposit increased $406.1 million, or 17.9%, to $2.68 billion at March 31, 2005 compared to $2.27 billion at December 31, 2004. The increase in certificates of deposit included a $263.1 million increase in brokered certificates of deposit. As a result of the increase in certificates of deposit, core deposits amounted to 72.8% of total deposits at March 31, 2005 compared to 75.6% of total deposits at December 31, 2004.
      The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.83% compared to 1.97% for certificates of deposit and 2.95% for borrowings (including subordinated notes) for the three months ended March 31, 2005.
      In the future, the Company may choose to use longer term certificates of deposits as part of its asset/liability strategy to match the term and duration of the loans in its loan portfolio with longer terms.
Borrowings
      Borrowings (not including subordinated notes) decreased $585.6 million to $4.93 billion at March 31, 2005 compared to $5.51 billion at December 31, 2004. The decrease was a result of repayments of borrowings as the Company used the increase in deposits as a lower costing alternative funding source.
      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company also utilized the increase in deposits as an alternative funding source to reduce its dependence on borrowings. During the three months ended March 31, 2005, the Company paid-off $1.42 billion of primarily short-term borrowings with a weighted average interest rate of 2.59% that matured during the period. During the three months ended March 31, 2005, the Company borrowed approximately $251.0 million long-term borrowings at a weighted average interest rate of 3.24%. The Company also borrowed $597.0 million of short-term low-costing floating-rate borrowings. These borrowings generally mature within 30 days and have a weighted average interest rate of 2.95%. The Company anticipates replacing a portion of these short-term borrowings with lower costing deposits.
      The Company is managing its leverage position and had a borrowings (including subordinated notes) to assets ratio of 29.8% at March 31, 2005 and 33.3% at December 31, 2004.
Subordinated Notes
      Subordinated notes increased $0.2 million to $396.5 million at March 31, 2005 compared to $396.3 million at December 31, 2004. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.

Equity
      The Holding Company’s stockholders’ equity totaled $2.29 billion at March 31, 2005 compared to $2.30 billion at December 31, 2004. The $13.7 million decrease was primarily due to a $32.8 million reduction in capital resulting from the purchase during the quarter ended March 31, 2005 of 825,791 shares of common stock in connection with the Holding Company’s open market repurchase program and a $21.1 million decrease due to dividends declared. In addition, the Company had a $25.3 million increase in the net unrealized loss in securities available-for-sale and $3.5 million of awards and amortization of restricted stock grants. These decreases were partially offset by net income of $59.8 million, $5.9 million related to the exercise of stock options and the related tax benefit, $2.8 million related to the ESOP shares committed to be released with respect to the three months ended March 31, 2005 and $0.6 million of stock option compensation costs.
      Book value per share and tangible book value per share were $27.11 and $12.08 at March 31, 2005, respectively, compared to $27.13 and $12.59 at December 31, 2004, respectively. Return on average equity and return on average tangible equity were 10.3% and 22.2% for the three months ended March 31, 2005, respectively, compared to 15.0% and 18.3% for the three months ended March 31, 2004, respectively.

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

	For the Three Months Ended

	March 31, 2005				March 31, 2004

	Average		Average		Average		Average
(Dollars in Thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable(1):
Mortgage loans	$9,497,556	$126,289	5.32%		$4,919,185	$72,307	5.88%
Commercial business loans	813,216	13,399	6.68		591,737	9,312	6.33
Mortgage warehouse lines of credit	532,536	7,288	5.47		443,893	4,815	4.29
Other loans(2)	474,002	6,553	5.61		329,585	4,303	5.25

Total loans	11,317,310	153,529	5.44		6,284,400	90,737	5.78
Investment securities	413,217	4,509	4.36		302,814	3,461	4.57
Mortgage-related securities	3,610,473	39,826	4.41		2,155,153	22,849	4.24
Other interest-earning assets(3)	295,419	2,316	3.18		206,391	568	1.11

Total interest-earning assets	15,636,419	$200,180	5.13		8,948,758	$117,615	5.26

Non-interest-earning assets	2,177,059				746,503

Total assets	$17,813,478				$9,695,261

Interest-bearing liabilities:
Deposits:
Savings	$2,582,776	$2,429	0.38%		$1,622,401	$1,403	0.35%
Money market	755,735	3,117	1.67		452,680	1,527	1.36
Active management accounts (“AMA”)	843,685	2,982	1.43		470,528	918	0.78
Interest-bearing demand(4)	1,624,846	6,332	1.58		808,500	1,599	0.80
Certificates of deposit	2,487,108	12,071	1.97		1,347,637	7,079	2.11

Total interest-bearing deposits	8,294,150	26,931	1.32		4,701,746	12,526	1.07
Non interest-bearing deposits	1,437,109	—	—		750,301	—	—

Total deposits	9,731,259	26,931	1.12		5,452,047	12,526	0.92
Subordinated notes	396,453	3,903	3.99		175,655	1,690	3.87
Borrowings	5,189,591	36,780	2.87		2,890,437	21,890	3.05

Total interest-bearing liabilities	15,317,303	67,614	1.79		8,518,139	36,106	1.70

Non-interest-bearing liabilities	184,439				158,995

Total liabilities	15,501,742				8,677,134
Total stockholders’ equity	2,311,736				1,018,127

Total liabilities and stockholders’ equity	$17,813,478				$9,695,261

Net interest-earning assets	$319,116				$430,619

Net interest income/interest rate spread		$132,566	3.34%			$81,509	3.56%

Net interest margin			3.38%				3.64%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.02	x			1.05x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans, interest on the latter being recognized on a cash basis.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.

(4)	Includes NOW and checking accounts.

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

	Three Months Ended March 31, 2005
	Compared to Three Months Ended
	March 31, 2004

	Increase (Decrease)
	due to		Total Net
			Increase
(In Thousands)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$(5,284)	$59,266	$53,982
Commercial business loans	527	3,560	4,087
Mortgage warehouse lines of credit	1,433	1,040	2,473
Other loans(2)	304	1,946	2,250

Total loans receivable	(3,020)	65,812	62,792
Investment securities	(165)	1,213	1,048
Mortgage-related securities	952	16,025	16,977
Other interest-earning assets	1,420	328	1,748

Total net change in income from interest-earning assets	(814)	83,379	82,565
Interest-bearing liabilities:
Deposits:
Savings	130	896	1,026
Money market	414	1,176	1,590
AMA deposits	1,054	1,010	2,064
Interest-bearing demand	2,347	2,386	4,733
Certificates of deposit	(500)	5,492	4,992

Total deposits	3,445	10,960	14,405
Borrowings	(1,288)	16,178	14,890
Subordinated notes	53	2,160	2,213

Total net change in expense of interest-bearing liabilities	2,210	29,298	31,508

Net change in net interest income	$(3,024)	$54,081	$51,057

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.
Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004
General
      The Company reported a 56.7% increase in net income to $59.8 million for the quarter ended March 31, 2005 compared to $38.1 million for the quarter ended March 31, 2004. Diluted earnings per share were $0.72 for both the quarter ended March 31, 2005 and the quarter ended March 31, 2004.

      The three months earnings and per share data for 2005 include the operations of SIB which merged with the Company on April 12, 2004 and the related issuance of 28.2 million shares of the Company’s common stock in connection with the merger.
      On a linked quarter basis, diluted earnings per share, including the other than temporary impairment charge incurred during the fourth quarter of 2004 which amounted to $0.10 per share, increased from $0.63 for the fourth quarter of 2004 to $0.72 for the first quarter of 2005.
      The Company’s earnings growth was driven primarily by the benefit of the merger with SIB as well as the continued internal growth of the Company’s loan and deposit portfolios.
Net Interest Income
      Net interest income increased by $51.1 million or 62.6% to $132.6 million for the quarter ended March 31, 2005 as compared to $81.5 million for the quarter ended March 31, 2004. The increase was due to an $82.6 million increase in interest income partially offset by a $31.5 million increase in interest expense. The increase in net interest income primarily reflected a $6.69 billion increase in average interest-earning assets during the quarter ended March 31, 2005 as compared to the same period in the prior year reflecting in large part the effects of the SIB transaction. This growth was partially offset by a 26 basis point decrease in net interest margin between the periods.
      Purchase accounting adjustments arising from the SIB transaction increased net interest margin 33 basis points during the quarter ended March 31, 2005. Purchase accounting adjustments relate to recording acquired assets and liabilities at their fair values and amortizing/accreting the adjustment (whether gain or loss) into net interest income over the average life of the corresponding asset or liability.
      For the quarter ended March 31, 2005, the Company’s net interest margin decreased 26 basis points to 3.38% compared to 3.64% for the quarter ended March 31, 2004. The average yield on interest-earning assets declined 13 basis points for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 while the cost of average interest-bearing liabilities increased 9 basis points over the same period.
      The compression in net interest margin was primarily attributable to the addition of the lower yielding SIB portfolios as well as new assets generated for portfolio retention during 2004 being originated at lower yields. The compression was also a result of the Company repositioning its balance sheet in 2004 to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates on interest-bearing liabilities as the Company lengthened the duration of its borrowings.
      On a linked quarter basis, net interest margin remained level at 3.38% for the quarter ended March 31, 2005 compared to the quarter ended December 31, 2004. The weighted average interest rate earned on interest-earning assets increased 11 basis points for the quarter ended March 31, 2005 compared to the quarter ended December 31, 2004. By comparison, the weighted average interest rate paid on interest-bearing liabilities increased 13 basis points compared to the quarter ended December 31, 2004.
      Interest income increased by $82.6 million to $200.2 million for the quarter ended March 31, 2005 compared to $117.6 million for the quarter ended March 31, 2004. Interest income on loans increased $62.8 million due primarily to an increase in the aggregate average outstanding loan portfolio balance of $5.03 billion compared to the same quarter in the prior year partially offset by a decrease in the weighted average yield on the loan portfolio of 34 basis points to 5.44% for the quarter ended March 31, 2005 from 5.78% for the quarter ended March 31, 2004.
      The $5.03 billion increase in the average balance of loans was primarily attributable to the $3.86 billion of loans acquired as a result of the SIB transaction as well as internal loan growth. The Company realized average balance increases of $2.22 billion in single-family and cooperative loans, $1.02 billion in multi-family residential loans, $1.34 billion in commercial real estate loans, $221.5 million in commercial business loans, $88.6 million in mortgage warehouse lines of credit and $144.4 million in other loans for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

      Income on investment securities increased $1.0 million due to an increase in the average outstanding balance of investment securities of $110.4 million, primarily due to the $469.9 million of investment securities acquired from SIB, partially offset by a decrease in the average yield of 21 basis points to 4.36% for the quarter ended March 31, 2005 compared to the same period in 2004.
      Interest income on mortgage-related securities increased $17.0 million during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 as a result of a $1.46 billion increase in the average balance of mortgage-related securities combined with a 17 basis point increase in the yield earned from 4.24% for the quarter ended March 31, 2004 to 4.41% for the quarter ended March 31, 2005. The increase in average balance was primarily due to the $1.62 billion of mortgage-related securities acquired in the SIB transaction.
      Income on other interest-earning assets increased $1.7 million in the current quarter compared to the prior year quarter primarily due to an increase in the dividends received on FHLB stock of $1.1 million. As of March 31, 2005, the Company had $153.9 million of FHLB stock.
      Interest expense increased $31.5 million or 87.3% to $67.6 million for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Interest expense on deposits increased $14.4 million due primarily to a $4.28 billion increase in the average balance of deposits and a 20 basis point increase in the average rate paid on deposits to 1.12% for the quarter ended March 31, 2005 compared to 0.92% for the quarter ended March 31, 2004. The increase in the average balance was primarily the result of the $3.79 billion of deposits assumed in the SIB transaction and, to a lesser degree, the continued deposit growth through the de novo branch expansion program.
      The average balance of core deposits increased $3.14 billion or 76.5%, to $7.24 billion for the quarter ended March 31, 2005 compared to $4.10 billion for the quarter ended March 31, 2004. Core deposits are defined as all deposits other than certificates of deposit.
      Interest expense on borrowings increased $14.9 million due to an increase of $2.30 billion in the average balance of borrowings (excluding subordinated notes) partially offset by a decrease in the average rate paid on such borrowings of 18 basis points from 3.05% in the quarter ended March 31, 2004 to 2.87% in the quarter ended March 31, 2005. The increase in the average balance was primarily due to the $2.65 billion of borrowings assumed in the SIB transaction which was partially offset by replacing borrowings with lower costing deposits. During the first quarter of 2005, the Company repaid $1.42 billion of short-term borrowings at a weighted average interest rate of 2.59% and borrowed $251.0 million of longer term fixed-rate borrowings at a weighted average interest rate of 3.24% as well as $597.0 million of short-term low-costing floating-rate borrowings.
      Interest expense on subordinated notes increased $2.2 million for the quarter ended March 31, 2005 to $3.9 million compared to $1.7 million for the quarter ended March 31, 2004. The average balance of subordinated notes increased $220.8 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The increase was due to the issuance of $250.0 million aggregate principal amount of subordinated notes on March 22, 2004.
Provision for Loan Losses
      The Company continues to emphasize asset quality as a key component to achieving consistent earnings. The Company did not record a provision for loan losses for either the quarter ended March 31, 2005 or the quarter ended March 31, 2004.
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

      Non-performing assets as a percentage of total assets were 24 basis points at March 31, 2005 compared to 38 basis points at March 31, 2004. Non-performing assets increased $5.1 million or 13.6% to $42.9 million at March 31, 2005 compared to $37.8 million at March 31, 2004. Included in non-performing assets at March 31, 2005 were $13.8 million of non-performing loans obtained from the SIB transaction. The increase was primarily due to an increase of $3.5 million in non-accrual loans, a $2.2 million increase in other real estate owned partially offset by a $0.6 million decrease in loans that are contractually past due 90 days or more as to maturity although current as to monthly principal and interest payments. The $3.5 million increase in non-accrual loans was primarily due to increases of $3.1 million in single-family residential and cooperative loans, $9.7 million in commercial business loans partially offset by a decrease of $9.5 million in commercial real estate loans. The Company’s allowance for loan losses to total loans amounted to 0.90% and 1.20% of total loans at March 31, 2005 and March 31, 2004, respectively.
Non-Interest Income
      The Company continues to stress and emphasize the development of fee-based income throughout its operations. As a result of a variety of initiatives, including the merger with SIB, the Company experienced a $2.1 million, or 7.7% increase in non-interest income, from $27.5 million for the quarter ended March 31, 2004 to $29.6 million for quarter ended March 31, 2005.
      The Company recorded gain on sales of securities of $3.1 million during the quarter ended March 31, 2005 compared to a gain of $2.8 million for the quarter ended March 31, 2004.
      One of the primary components of non-interest income is earnings from the Company’s mortgage-banking activities. In the quarter ended March 31, 2005, revenue from the Company’s mortgage-banking business amounted to $4.0 million compared to $4.5 million in the quarter ended March 31, 2004. The Company originates multi-family residential loans for sale in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At March 31, 2005, the Company’s maximum potential exposure related to secondary market sales to Fannie Mae under this program was $163.0 million. The Company also has a program with PHH Mortgage to originate and sell single-family residential mortgage loans and servicing in the secondary market. See Note 6 to Notes to Consolidated Financial Statements included herein.
      The Company sold multi-family residential mortgage loans totaling $277.0 million during the quarter ended March 31, 2005 compared to $244.8 million during the quarter ended March 31, 2004. Included in the $277.0 million of loans sold in the first quarter of 2005 were $53.8 million of loans that were originally held in portfolio. On a linked quarter basis, the Company sold $425.3 million of multi-family residential mortgage loans to Fannie Mae in the quarter ended December 31, 2004. In addition, the Company sold $20.3 million of single-family residential loans during the quarter ended March 31, 2005 compared to $22.0 million during the quarter ended March 31, 2004.
      Mortgage-banking activities for the quarter ended March 31, 2005 reflected $2.7 million in gains, $2.7 million in servicing fees and $0.6 million of origination fees partially offset by $2.0 million of amortization of servicing assets. Included in the $2.7 million of gains were $0.3 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $0.7 million decrease in the fair value of loan commitments for loans originated for sale and a $0.7 million increase in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $0.5 million decrease in revenue from mortgage-banking activities for the quarter ended March 31, 2005 compared to the prior year quarter was primarily due to decreases in gains of $1.2 million, increased amortization of servicing rights of $0.8 million, partially offset by higher service fees of $1.3 million and origination fees of $0.2 million.
      On a linked quarter basis, income from mortgage-banking activities decreased by $1.6 million due to lower loan sales in the quarter ended March 31, 2005 compared to December 31, 2004. The decrease was due to $4.3 million less in gain on sales and $0.5 million less in service fees partially offset by a reduction of $3.0 million in the amortization of servicing rights.

      Service fee income increased by $2.0 million, or 14.8% for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The increase in service fee income was primarily due to additional fee income generated by the SIB branch network which was partially offset by a decrease in prepayment and modification fees on loans due to the decline in loan refinancing activity.
      A component of service fees are revenues generated from the branch system which grew by $3.7 million, or 46.2%, to $11.7 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The increase was primarily due to additional fee income generated by the SIB branch network.
      Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees decreased $1.9 million to $1.9 million for the quarter ended March 31, 2005 compared to $3.8 million for the quarter ended March 31, 2004. Modification and extension fees decreased $0.5 million to $0.1 million for the quarter ended March 31, 2005 compared to $0.6 million for the quarter ended March 31, 2004. However, on a linked quarter basis, the total of these combined fees increased by $0.3 million from $1.7 million for the quarter ended December 31, 2004 compared to $2.0 million for the quarter ended March 31, 2005.
      In addition, the Company also recorded an increase for the quarter ended March 31, 2005 of approximately $1.1 million in the cash surrender value of BOLI compared to the quarter ended March 31, 2004. The increase was primarily due to the merger with SIB. On a linked quarter basis, income related to BOLI decreased by $0.6 million to $3.8 million for the quarter ended March 31, 2005 as compared to the quarter ended December 31, 2004. The decrease was due to a death benefit recognized in the quarter ended December 31, 2004.
      Other non-interest income decreased $1.0 million to $2.9 million for the three months ended March 31, 2005 compared to $3.9 million for the three months ended March 31, 2004. The decrease was primarily attributable to decreased income from the Company’s equity investment in Meridian Capital.
Non-Interest Expenses
      Non-interest expense increased $21.3 million, or 42.9%, to $70.9 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. This increase was attributable to increases of $9.3 million in compensation and employee benefits, $4.4 million in occupancy costs, $0.7 million of data processing fees, $0.3 million in advertising costs, $2.8 million in the amortization of identifiable intangible assets and $3.8 million in other expenses. In general terms, the increase in non-interest expense was primarily attributable to the costs associated with managing a significantly larger bank franchise which resulted from the merger with SIB in April 2004.
      Compensation and employee benefits expense increased $9.3 million or 34.3% to $36.2 million for the quarter ended March 31, 2005 as compared to the same period in the prior year. The increase in compensation and benefit expense was primarily attributable to staff additions relating to the SIB transaction as well as the expansion of the Company’s commercial and retail lending operations.
      Occupancy costs increased $4.4 million, or 55.6%, to $12.3 million for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Data processing fees increased $0.7 million to $3.9 million for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The increase in both occupancy and data processing fees was a direct result of operating the expanded branch franchise resulting from the SIB transaction as well as the increase in branch facilities resulting from the Bank’s de novo branch expansion program and the expansion of the Bank’s commercial real estate lending operations in the Chicago market.
      Advertising expenses increased by $0.3 million from $1.8 million in the quarter ended March 31, 2004 to $2.2 million in the quarter ended March 31, 2005. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs and to support the Company’s larger franchise.

      Amortization of identifiable intangible assets increased by $2.8 million to $2.9 million for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The increase was primarily due to the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years.
      Other non-interest expenses increased $3.8 million to $13.3 million for the quarter ended March 31, 2005 compared to the same period in the prior year. The increase was primarily due to additional expenses associated with the expansion of operations resulting from the transaction with SIB. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.
      On a linked quarter basis, non-interest expense decreased $3.9 million to $70.9 million for the quarter ended March 31, 2005 from the quarter ended December 31, 2004. The decrease was due to decreases of $0.4 million in compensation and benefits expense, $0.5 million in occupancy costs, $1.0 million in data processing fees, $0.3 million in advertising costs, $1.6 million in other non-interest expenses and $0.1 million in amortization of intangible assets.
      Compliance with changing regulation of corporate governance and public disclosure has resulted in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and revisions to the listing requirements of The Nasdaq Stock Market, are creating additional administrative and compliance requirements for companies such as ours. The Company is committed to maintaining high standards of corporate governance and public disclosure. Compliance with the various new requirements have resulted in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
Income Taxes
      Income tax expense amounted to $31.5 million and $21.2 million for the quarter ended March 31, 2005 and 2004, respectively. The increase recorded in the 2005 period was due to the $31.9 million increase in the Company’s income before provision for income taxes which was partially offset by a decrease in the Company’s effective tax rate for the three months ended March 31, 2005 to 34.50% compared to 35.75% for the three months ended March 31, 2004.
      The effective tax rate was reduced due to the recognition of a tax credit received by Independence Community Commercial Reinvestment Corporation (“ICCRC”), a subsidiary of the Bank. ICCRC was one of seven New York area economic development organizations awarded New Market Tax Credit (“NMTC”) allocations in 2004 from the Community Development Financial Institutions (“CDFI”) Fund of the U.S. Department of Treasury. The NMTC Program promotes business and economic development in low-income communities. The NMTC Program permits ICCRC to receive a credit against federal income taxes for making qualified equity investments in investment vehicles know as Community Development Entities. The credits provided to ICCRC total 39% of the initial value of the $113.0 million investment and will be claimed over a seven-year credit allowance period. This investment was made in September 2004.
      As of March 31, 2005, the Company had a net deferred tax asset of $84.8 million compared to $44.9 million at March 31, 2004. The increase in deferred tax assets was primarily due to an increase in the net unrealized losses on securities available-for-sale.

Regulatory Capital Requirements
      The following table sets forth the Bank’s compliance with applicable regulatory capital requirements at March 31, 2005.

	Required		Actual		Excess

(Dollars in Thousands)	Percent	Amount	Percent	Amount	Percent	Amount

Tier I leverage capital ratio (1)(2)	4.0%	$659,537	5.6%	$925,862	1.6%	$266,325
Risk-based capital ratios:(2)
Tier I	4.0	501,232	7.4	925,862	3.4	424,630
Total	8.0	1,002,464	11.4	1,433,382	3.4	430,918

(1)	Reflects the 4.0% requirement to be met in order for an institution to be “adequately capitalized” under applicable laws and regulations.

(2)	The Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.
Liquidity and Commitments
      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Company decreased its total borrowings (including subordinated notes) to $5.32 billion at March 31, 2005 as compared to $5.91 billion at December 31, 2004. At March 31, 2005, the Company had the ability to borrow from the FHLB an additional $1.74 billion on a secured basis, utilizing mortgage loans and securities as collateral.
      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at March 31, 2005 totaled $1.49 billion or 55.5% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

      The notional principal amount of the off-balance sheet financial instruments at March 31, 2005 and December 31, 2004 are as follows:

	Contract or Amount

(In Thousands)	March 31, 2005	December 31, 2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$608,144	$650,101
Commitments to extend credit — commercial business loans	317,795	267,649
Commitments to extend credit — mortgage warehouse lines of credit	921,975	775,905
Commitments to extend credit — other loans	208,570	212,119
Standby letters of credit	34,200	36,633
Commercial letters of credit	1,290	807

Total	$2,091,974	$1,943,214

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      As part of the overall interest rate risk management strategy, management has entered into derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain borrowings and entering into forward loan sale agreements to offset rate risk on rate-locked loan commitments originated for sale so that changes in interest rates do not have a significant adverse effect on net interest income, net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include forward loan sale agreements and interest rate swaps.
      At March 31, 2005, the Company had $86.2 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $30.7 million related to loan commitments for which the borrowers had not entered into interest rate locks and $55.5 million which were subject to interest rate locks. At March 31, 2005, the Company had $55.5 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate lock was a loss of $1.0 million and the fair market value of the related forward loan sale agreements was a gain of $1.0 million at March 31, 2005.
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
      Based on the information and assumptions in effect at March 31, 2005, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $2.8 million or 0.59%, while a 200 basis point gradual decrease in interest rates would decrease net interest income by $18.8 million or 4.0%.
      Gap Analysis. Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2005, the Company’s one-year cumulative gap position was a negative 5.36% compared to a negative 2.57% at December 31, 2004. A negative gap will generally result in net interest margin decreasing in a rising rate environment and increasing in a falling rate environment. A positive gap will generally have the opposite results on net interest margin.

      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.
      The gap analysis, however, is an incomplete representation of interest rate risk and has certain limitations. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2005 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors and demographic variables.
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

      The following table reflects the repricing of the balance sheet, or “gap” position at March 31, 2005.

	0 – 90	91 – 180	181 – 365	1 – 5	Over
(In Thousands)	Days	Days	Days	Years	5 Years	Total

Interest-earning assets:
Mortgage loans(1)	$698,266	$355,608	$686,307	$5,408,704	$2,525,760	$9,674,645
Commercial business and other loans	1,043,119	48,679	89,818	409,629	193,761	1,785,006
Securities available-for-sale(2)	273,878	251,214	534,079	2,649,064	245,573	3,953,808
Other interest-earning assets(3)	275,393	—	—	—	—	275,393

Total interest-earning assets	2,290,656	655,501	1,310,204	8,467,397	2,965,094	15,688,852
Interest-bearing liabilities:
Savings, NOW and money market deposits	494,038	494,038	988,076	1,584,088	2,331,332	5,891,572
Certificates of deposit	648,889	342,150	543,780	1,141,886	795	2,677,500
Borrowings	987,021	175,000	541,890	2,474,483	747,979	4,926,373
Subordinated notes	(222)	(221)	(443)	397,546	(133)	396,527

Total interest-bearing liabilities	2,129,726	1,010,967	2,073,303	5,598,003	3,079,973	13,891,972

Interest sensitivity gap	160,930	(355,466)	(763,099)	2,869,394	(114,879)

Cumulative interest sensitivity gap	$160,930	$(194,536)	$(957,635)	$1,911,759	$1,796,880

Cumulative interest sensitivity gap as a percentage of total assets	0.90%	(1.09)%	(5.36)%	10.69%	10.05%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

Item 4.	Controls and Procedures
      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended), occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OTHER INFORMATION
Part II

Item 1.	Legal Proceedings
                Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
                (a)-(b) Not applicable.

(c)	The following table contains information about our purchases of equity securities during the first quarter of 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Remaining
			as Part of a	Shares that May
	Total Number of	Average Price	Publicly	Be Purchased
Period	Shares Purchased	Paid per Share	Announced Plan	Under the Plan

January 1-31, 2005	—	$—	—	2,790,329
February 1-28, 2005	724,391	39.72	724,391	2,065,938
March 1-31, 2005	101,400	39.99	101,400	1,964,538

Total	825,791	$39.76	825,791

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. Since that announcement, the Company has purchased 1,035,462 shares for an aggregate cost of $39.7 million at an average price per share of $38.35.

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

INDEPENDENCE COMMUNITY BANK CORP.

Date: May 9, 2005	By: /s/ Alan H. Fishman Alan H. Fishman President and Chief Executive Officer

Date: May 9, 2005	By: /s/ Frank W. Baier Frank W. Baier Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer