Form 10-Q
period 2005-06-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2005-08-05
CIK 945734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☑     No  ☐
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 3, 2005, the registrant had 83,395,266 shares of common stock ($.01 par value per share) outstanding.

INDEPENDENCE COMMUNITY BANK CORP.

Independence Community Bank Corp.
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2005	2004

	(Unaudited)	(Audited)
ASSETS:
Cash and due from banks — interest-bearing	$92,099	$84,532
Cash and due from banks — non-interest-bearing	258,998	276,345

Total cash and cash equivalents	351,097	360,877

Securities available-for-sale:
Investment securities ($30,445 and $25,764 pledged to creditors, respectively)	391,707	454,305
Mortgage-related securities ($2,760,480 and $2,927,519 pledged to creditors, respectively)	3,260,807	3,479,482

Total securities available-for-sale	3,652,514	3,933,787

Loans available-for-sale	185,684	96,671

Mortgage loans on real estate	9,882,427	9,315,090
Other loans	2,013,087	1,933,502

Total loans	11,895,514	11,248,592
Less: allowance for loan losses	(102,101)	(101,435)

Total loans, net	11,793,413	11,147,157

Premises, furniture and equipment, net	163,309	162,687
Accrued interest receivable	67,799	64,437
Goodwill	1,191,790	1,155,572
Identifiable intangible assets, net	73,255	79,056
Bank owned life insurance (“BOLI”)	328,506	321,040
Other assets	337,275	432,146

Total assets	$18,144,642	$17,753,430

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Savings deposits	$2,391,073	$2,630,416
Money market deposits	721,037	752,310
Active management accounts (“AMA”) deposits	472,761	948,977
Interest-bearing demand deposits	2,035,058	1,214,190
Non-interest-bearing demand deposits	1,550,181	1,487,756
Certificates of deposit	2,837,337	2,271,415

Total deposits	10,007,447	9,305,064

Borrowings	4,920,774	5,511,972
Subordinated notes	396,772	396,332
Escrow and other deposits	299,477	104,304
Accrued expenses and other liabilities	225,706	131,715

Total liabilities	15,850,176	15,449,387

Stockholders’ equity:
Common stock, $.01 par value: 250,000,000 shares authorized at June 30, 2005 and December 31, 2004; 104,243,820 shares issued at June 30, 2005 and December 31, 2004; 83,364,441 and 84,928,719 shares outstanding at June 30, 2005 and December 31, 2004, respectively	1,042	1,042
Additional paid-in-capital	1,904,405	1,900,252
Treasury stock at cost: 20,879,379 and 19,315,101 shares at June 30, 2005 and December 31, 2004, respectively	(419,793)	(341,226)
Unallocated common stock held by ESOP	(61,795)	(64,267)
Unvested restricted stock awards under stock benefit plans	(12,034)	(9,701)
Retained earnings, partially restricted	892,789	821,702
Accumulated other comprehensive income:
Net unrealized loss on securities available-for-sale, net of tax	(10,148)	(3,759)

Total stockholders’ equity	2,294,466	2,304,043

Total liabilities and stockholders’ equity	$18,144,642	$17,753,430

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest income:
Mortgage loans on real estate	$128,563	$110,999	$253,395	$183,123
Other loans	29,344	24,900	56,584	43,330
Loans available-for-sale	1,248	3,421	2,705	3,604
Investment securities	4,386	6,248	8,895	9,709
Mortgage-related securities	37,662	35,699	77,488	58,548
Other	2,665	1,294	4,981	1,862

Total interest income	203,868	182,561	404,048	300,176

Interest expense:
Deposits	37,046	17,534	63,977	30,060
Borrowings	36,070	30,164	72,850	52,054
Subordinated notes	3,904	4,020	7,807	5,710

Total interest expense	77,020	51,718	144,634	87,824

Net interest income	126,848	130,843	259,414	212,352
Provision for loan losses	—	2,000	—	2,000

Net interest income after provision for loan losses	126,848	128,843	259,414	210,352
Non-interest income:
Net gain (loss) on sales of securities	1,980	(2,123)	5,090	648
Net (loss) gain on sales of loans	(161)	2	44	96
Mortgage-banking activities	4,703	13,266	8,662	17,758
Service fees	16,399	18,643	32,008	32,238
BOLI	4,018	3,666	7,792	6,302
Other	3,014	2,051	5,916	5,916

Total non-interest income	29,953	35,505	59,512	62,958

Non-interest expense:
Compensation and employee benefits	35,941	34,590	72,168	61,565
Occupancy costs	12,833	11,186	25,173	19,119
Data processing fees	3,992	5,312	7,859	8,443
Advertising	2,238	2,444	4,413	4,291
Other	16,285	16,519	29,634	26,086

Total general and administrative expense	71,289	70,051	139,247	119,504

Amortization of identifiable intangible assets	2,873	2,602	5,801	2,745

Total non-interest expense	74,162	72,653	145,048	122,249

Income before provision for income taxes	82,639	91,695	173,878	151,061
Provision for income taxes	28,510	33,447	59,988	54,670

Net income	$54,129	$58,248	$113,890	$96,391

Basic earnings per share	$0.68	$0.77	$1.42	$1.53

Diluted earnings per share	$0.66	$0.74	$1.38	$1.47

Dividends declared per common share	$0.27	$0.23	$0.53	$0.45

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2005 and 2004
(In Thousands, Except Share Amounts)
(Unaudited)

					Unearned
				Unallocated	Common		Accumulated
		Additional		Common	Stock Held by		Other
	Common	Paid-In	Treasury	Stock Held	Recognition	Retained	Comprehensive
	Stock	Capital	Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2004	$1,042	$1,900,252	$(341,226)	$(64,267)	$(9,701)	$821,702	$(3,759)	$2,304,043
Comprehensive income:
Net income for the six months ended June 30, 2005	—	—	—	—	—	113,890	—	113,890
Other comprehensive income, net of tax benefit of $7.1 million
Change in net unrealized losses on securities available-for-sale, net of tax of $2.6 million	—	—	—	—	—	—	(3,616)	(3,616)
Less: reclassification adjustment of net gains realized in net income, net of tax benefit of $2.0 million	—	—	—	—	—	—	(2,773)	(2,773)

Comprehensive income	—	—	—	—	—	113,890	(6,389)	107,501
Treasury stock issued for options exercised (and related tax benefit) and director fees (1,049,691 shares)	—	(3,617)	19,208	—	—	—	—	15,591
Repurchase of common stock (2,613,969 shares)	—	—	(97,775)	—	—	—	—	(97,775)
Dividends declared	—	—	—	—	—	(42,803)	—	(42,803)
Stock compensation expense	—	1,470	—	—	—	—	—	1,470
ESOP shares committed to be released	—	2,944	—	2,472	—	—	—	5,416
Issuance of grants and amortization of earned portion of restricted stock awards	—	3,356	—	—	(2,333)	—	—	1,023

Balance — June 30, 2005	$1,042	$1,904,405	$(419,793)	$(61,795)	$(12,034)	$892,789	$(10,148)	$2,294,466

Balance — December 31, 2003	$760	$761,880	$(380,088)	$(69,211)	$(7,598)	$678,353	$7,015	$991,111
Comprehensive income:
Net income for the six months ended June 30, 2004	—	—	—	—	—	96,391	—	96,391
Other comprehensive income, net of tax of $14.4 million
Change in net unrealized gains on securities available-for-sale, net of tax of $17.1 million	—	—	—	—	—	—	(34,493)	(34,493)
Less: reclassification adjustment of net losses realized in net income, net of tax of $1.2 million	—	—	—	—	—	—	2,172	2,172

Comprehensive income	—	—	—	—	—	96,391	(32,321)	64,070
Treasury stock issued for options exercised (and related tax benefit) and director fees (716,035 shares)	—	65	11,963	—	—	—	—	12,028
Common stock issued in connection with Staten Island Bancorp, Inc. acquisition (28,200,070 shares)	282	1,106,853	—	—	—	—	—	1,107,135
Dividends declared	—	—	—	—	—	(29,334)	—	(29,334)
Stock compensation expense	—	543	—	—	—	—	—	543
ESOP shares committed to be released	—	2,846	—	2,472	—	—	—	5,318
Issuance of grants and amortization of earned portion of restricted stock awards	—	1,834	—	—	(3,098)	—	—	(1,264)

Balance — June 30, 2004	$1,042	$1,874,021	$(368,125)	$(66,739)	$(10,696)	$745,410	$(25,306)	$2,149,607

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash Flows from Operating Activities:
Net income	$113,890	$96,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2,000
Net gain on sales of securities	(5,090)	(648)
Net gain on sales of loans	(44)	(96)
Originations of loans available-for-sale	(590,988)	(705,485)
Proceeds from sales of loans available-for-sale	692,517	1,268,042
Amortization of deferred income and premiums	(15,135)	(3,999)
Amortization of identifiable intangibles	5,800	2,745
Amortization of earned portion of ESOP and restricted stock awards	8,155	6,988
Depreciation and amortization	10,234	7,837
Deferred income tax provision	33,080	16,220
Increase in accrued interest receivable	(3,362)	(3,015)
Increase in accrued expenses and other liabilities	93,561	59,601
Other, net	(25,904)	32,435

Net cash provided by operating activities	316,714	779,016

Cash Flows from Investing Activities:
Loan originations and purchases	(1,843,125)	(2,394,969)
Principal payments on loans	1,026,341	667,465
Advances on mortgage warehouse lines of credit	(4,923,651)	(5,003,246)
Repayments on mortgage warehouse lines of credit	4,907,042	4,878,460
Proceeds from sale of securities available-for-sale	470,630	186,949
Proceeds from maturities of securities available-for-sale	158,733	2,350
Principal collected on securities available-for-sale	378,010	627,336
Purchases of securities available-for-sale	(733,472)	(424,650)
Redemption of Federal Home Loan Bank stock	31,250	38,915
Cash consideration paid to acquire Staten Island Bancorp	—	(368,500)
Cash and cash equivalents acquired from Staten Island Bancorp acquisition	—	669,614
Proceeds from sale of other real estate	153	30
Net additions to premises, furniture and equipment	(10,855)	(13,952)

Net cash used in investing activities	(538,944)	(1,134,198)

Cash Flows from Financing Activities:
Net increase in demand and savings deposits	136,461	539,780
Net increase (decrease) in time deposits	571,485	(289,881)
Net decrease in borrowings	(564,002)	(5,251)
Net increase in subordinated notes	—	247,438
Net increase in escrow and other deposits	195,173	116,020
Proceeds from exercise of stock options	13,911	11,781
Repurchase of common stock	(97,775)	—
Dividends paid	(42,803)	(29,334)

Net cash provided by financing activities	212,450	590,553

Net (decrease) increase in cash and cash equivalents	(9,780)	235,371
Cash and cash equivalents at beginning of period	360,877	172,028

Cash and cash equivalents at end of period	$351,097	$407,399

Supplemental Information
Income taxes paid	$53,459	$40,706

Interest paid	$144,972	$69,048

Income tax benefit realized from exercise of stock options	$7,453	$6,044

Non-Cash Investing Activities
Common stock issued for Staten Island Bancorp, Inc. acquisition	$—	$1,107,135

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
Notes to Consolidated Financial Statements

1.	Organization/ Form of Ownership
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
      As part of the Conversion, Independence Community Bank Corp. (the “Company”) was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision (“OTS”) as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998, issuing 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of $18.4 million of expenses. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company’s Employee Stock Ownership Plan (the “ESOP”), which used such funds to purchase 5,632,870 shares of the Company’s common stock in the open market subsequent to completion of the initial public offering. As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the “Foundation”) and concurrently with the completion of the initial public offering donated 5,632,870 shares of common stock of the Company valued at the time of their contribution at $56.3 million. The Foundation was established in order to further the Company’s and the Bank’s commitment to the communities they serve.
      The Company increased its issued and outstanding common shares by 28,200,070 shares as the stock portion of the consideration paid in connection with the merger with Staten Island Bancorp, Inc. (“SIB”) which was effective as of the close of business on April 12, 2004. (See Note 2).
      The Bank established, in accordance with the requirements of the New York State Banking Department (the “Department”), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank’s total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the Conversion. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders (as defined in the Bank’s Plan of Conversion) have reduced their qualifying deposits as of each December 31st. Subsequent increases in deposits do not restore an eligible or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.
      In addition to the restriction on the Bank’s equity described above, the Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause the Bank’s stockholder’s equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.
      The Bank provides financial services primarily to individuals and small to medium-sized businesses within the greater New York City metropolitan area. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Department.
      The Board of Directors declared the Company’s twenty-eighth consecutive quarterly cash dividend on July 28, 2005. The dividend amounted to $0.27 per share of common stock and is payable on August 25, 2005 to stockholders of record on August 11, 2005.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares subject to the completion of their tenth stock repurchase program. The Company completed its tenth stock repurchase plan and commenced its eleventh stock repurchase program on August 26, 2003. As of June 30, 2005, 2,823,640 shares had been repurchased at an average cost of $37.06 per share under the eleventh repurchase plan, with approximately 176,360 shares remaining to be purchased pursuant to the Company’s eleventh repurchase program. Repurchases will be made by the Company from time to time in open-market transactions as, in the opinion of management, market conditions warrant.
      On May 27, 2005, the Company announced that its Board of Directors authorized the twelfth stock repurchase plan for up to five million shares of the Company’s outstanding common shares subject to completion of their eleventh stock repurchase program.
      The repurchased shares are held as treasury stock. A portion of such shares has been utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company’s minority equity investment in Meridian Capital Group, LLC (“Meridian Capital”). Treasury shares also are being used to fund the Company’s stock benefit plans, in particular, the 1998 Stock Option Plan (the “Option Plan”), the Directors Fee Plan, the 2002 Stock Incentive Plan (the “Stock Incentive Plan”) and the 2005 Stock Incentive Plan. The Company issued 1,049,691 shares of treasury stock in connection with the exercise of options and director fees with an aggregate value of $19.5 million at the date of issuance during the six months ended June 30, 2005.
      During the six months ended June 30, 2005, the Company repurchased 2,613,969 shares of its common stock at an aggregate cost of $97.8 million. At June 30, 2005, the Company had repurchased a total of 36,126,485 shares pursuant to the eleven repurchase programs at an aggregate cost of $651.7 million and reissued 15,247,106 shares with an aggregate value, as calculated, of $233.5 million.

Business
      The Company’s principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of June 30, 2005, the Bank operated 123 banking offices, including the 35 additional branches which resulted from the merger with SIB in April 2004 (See Note 2), located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau and Suffolk counties of New York and New Jersey. At its banking offices located on Staten Island, the Bank conducts business as SI Bank & Trust, a division of the Bank. During the six months ended June 30, 2005, the Company opened five new offices and currently expects to expand its branch network through the opening of approximately two additional branch locations during the remainder of 2005. During 2005, the Company closed four branch offices, one each in Brooklyn and Westchester and two in New Jersey. In addition, the Bank maintains one branch facility in Maryland and lending offices in Maryland, Florida and Illinois as a result of the expansion of the Company’s commercial real estate lending activities.
      During July 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. In addition, during the third quarter of 2004, the Company expanded its commercial real estate lending activities to the Chicago market. The loans generated in these areas are obtained primarily from referrals from Meridian Capital, which already has an established presence in these market areas.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As a result of the SIB transaction, the Company acquired approximately $7.15 billion in assets (including loans totaling $3.56 billion and securities totaling $2.09 billion) and assumed approximately $3.79 billion in deposits, $2.65 billion in borrowings and $84.2 million in other liabilities. Included in the $84.2 million of other liabilities was $23.7 million of accrued severance costs. The Company has paid approximately $22.0 million in severance since April 12, 2004, with $1.7 million of such liability remaining at June 30, 2005. The results of operations of SIB are included in the Consolidated Statements of Income and Comprehensive Income subsequent to April 12, 2004.
      In addition on March 1, 2004, SIB announced the completion of the sale of the majority of the assets and operations of Staten Island Mortgage Corp., the mortgage-banking subsidiary of SI Bank, to Lehman Brothers. The remaining Staten Island Mortgage Corp. offices were sold or ceased operations by March 31, 2004.
      The merger was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $1.01 billion. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the Company estimates that the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $87.1 million, which is being amortized using the interest method over 14 years.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents data with respect to the fair values of assets and liabilities acquired in the SIB transaction.

(Dollars In Thousands)	At April 12, 2004

ASSETS:
Cash and due from banks	$671,213
Securities	2,089,962
Loans, net of the allowance for loan losses	3,893,093
FHLB-NY stock	110,150
Fixed assets	46,969
Other assets	196,298
Core deposit intangible	87,133

Total assets	$7,094,818

LIABILITIES:
Deposits	$3,805,094
Borrowings	2,733,603
Other liabilities	87,116

Total liabilities	6,625,813

Net assets acquired	$469,005

      The Company recorded $54.1 million in net income, or $0.66 diluted earnings per share, for the three months ended June 30, 2005 compared to a $6.0 million proforma net loss or ($0.07) per diluted share for the three months ended June 30, 2004 if the merger had taken place on April 1, 2004. The Company recorded $113.9 million in net income, or $1.38 diluted earnings per share, for the six months ended June 30, 2005 compared to proforma net income of $28.2 million or $0.35 per diluted share for the six months ended June 30, 2004 if the merger had taken place on January 1, 2004. This proforma results of operations is not necessarily indicative of the results of operations that would have occurred if the merger had been completed on the date indicated or which may be obtained in the future.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
      The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Annual Report”).

Critical Accounting Estimates
      The Company has identified the evaluation of the allowance for loan losses, goodwill and deferred tax assets as critical accounting estimates where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. A description of these policies, which significantly affect the determination of the Company’s financial condition and results of operations are summarized in Note 3 (“Summary of Significant Accounting Policies”) to the Consolidated Financial Statements in the 2004 Annual Report.

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
      Effective January 1, 2003, the Company commenced recognizing stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with the fair value-based method of accounting described in SFAS No. 123, “Accounting for Stock-Based Compensation, as amended (“SFAS No. 123”). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. See Note 13 hereof. See also Note 4 hereof for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” which was issued in December 2004.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Impact of New Accounting Pronouncements
      The following is a description of new accounting pronouncements and their effect on the Company’s financial condition and results of operations.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
      In November 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company complied with the disclosure provisions of this rule in Note 3 to the Consolidated Financial Statements included in its 2004 Annual Report. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”) and other cost method investments for reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance.
      In June 2005, the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the FASB staff to issue proposed FSP EITF 03-1-a. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”
      The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”), will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than temporary impairment guidance, such as SFAS No. 115, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.
      The FASB Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analyses conducted in periods beginning after September 15, 2005. The FASB Board directed the FASB staff to proceed to a draft of a final FSP for vote by written ballot.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
      In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-2 requires the effect of this subsidy to be included in the measurement of postretirement health care benefit costs effective for interim or annual periods beginning after June 15, 2004. Therefore, the expense amounts shown in Note 12 for the six months ended June 30, 2005 reflect the effects of the Act.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Statement No. 123 (revised 2004) — Share-Based Payment
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”) a revision of FASB Statement No. 123. Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, which did not require companies to expense options. Under the terms of the Statement, the accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, remains unchanged. The Company recognizes stock-based compensation expense on options granted subsequent to January 1, 2003 in accordance with SFAS No. 123.
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
      The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial condition or results of operations.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Securities Available-for-Sale
      The amortized cost and estimated fair value of securities available-for-sale at June 30, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Thousands)	Cost	Gains	Losses	Fair Value

Investment securities:
Debt securities:
U.S. government and agencies	$230,726	$604	$(231)	$231,099
Corporate	63,805	229	—	64,034
Municipal	160	—	—	160

Total debt securities	294,691	833	(231)	295,293

Equity securities:
Preferred	94,456	2,524	(1,427)	95,553
Common	386	484	(9)	861

Total equity securities	94,842	3,008	(1,436)	96,414

Total investment securities	389,533	3,841	(1,667)	391,707

Mortgage-related securities:
Fannie Mae pass through certificates	330,643	2,442	(2,805)	330,280
Government National Mortgage Association (“GNMA”) pass through certificates	1,845	—	(27)	1,818
Freddie Mac pass through certificates	768,902	2,023	(1,062)	769,863
Collateralized mortgage obligation bonds	2,179,058	567	(20,779)	2,158,846

Total mortgage-related securities	3,280,448	5,032	(24,673)	3,260,807

Total securities available-for-sale	$3,669,981	$8,873	$(26,340)	$3,652,514

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of securities available-for-sale at December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Thousands)	Cost	Gains	Losses	Fair Value

Investment securities:
Debt securities:
U.S. government and agencies	$212,016	$1,002	$(950)	$212,068
Corporate	89,093	604	(316)	89,381
Municipal	4,630	236	—	4,866

Total debt securities	305,739	1,842	(1,266)	306,315

Equity securities:
Preferred	146,604	1,100	(774)	146,930
Common	486	583	(9)	1,060

Total equity securities	147,090	1,683	(783)	147,990

Total investment securities	452,829	3,525	(2,049)	454,305

Mortgage-related securities:
Fannie Mae pass through certificates	449,182	4,405	(2,212)	451,375
GNMA pass through certificates	7,259	330	(26)	7,563
Freddie Mac pass through certificates	973,750	5,070	(585)	978,235
Collateralized mortgage obligation bonds	2,057,221	3,400	(18,312)	2,042,309

Total mortgage-related securities	3,487,412	13,205	(21,135)	3,479,482

Total securities available-for-sale	$3,940,241	$16,730	$(23,184)	$3,933,787

6.	Loans Available-for-Sale and Loan Servicing Assets
      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	June 30,	December 31,
(Dollars in Thousands)	2005	2004

Loans available-for-sale:
Single-family residential	$3,675	$74,121
Multi-family residential	182,009	22,550

Total loans available-for-sale	$185,684	$96,671

Fannie Mae Loan Sale Program
      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae pursuant to forward sales agreements previously entered into at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the six months ended June 30, 2005, the Company originated for sale $554.8 million and sold $635.7 million of fixed-rate multi-family loans, including $211.4 million of loans held in portfolio, in the secondary market to Fannie

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mae with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole (as discussed below) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At June 30, 2005, the Company serviced $5.55 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $164.9 million.
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
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At June 30, 2005 the Company had an $8.3 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.
      As a result of retaining servicing on $5.59 billion of multi-family loans sold to Fannie Mae, which includes both loans originated for sale and loans sold from portfolio, the Company had an $10.0 million servicing asset at June 30, 2005.
      At June 30, 2005, the Company also had a $5.4 million loan servicing asset related to $548.9 million of single-family loans that were sold in the secondary market with servicing retained as a result of the SIB transaction.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	At or for the
	Six Months Ended
	June 30,

(Dollars in Thousands)	2005	2004

Balance at beginning of period	$18,100	$7,772
Loan servicing asset of acquired institution	—	7,687
Capitalized servicing asset	1,261	6,570
Reduction of servicing asset	(3,959)	(3,292)

Balance at end of period	$15,402	$18,737

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

Single-Family Loan Sale Program
      Over the past several years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”). In January 2005, Cendant was spun off from its parent company, Cendant Corporation, to PHH Corporation. Cendant was subsequently renamed PHH Mortgage Corporation (“PHH Mortgage”). Under this program, the Company utilizes PHH Mortgage’s loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to PHH Mortgage on a non-recourse basis at agreed upon pricing. During the six months ended June 30, 2005, the Company originated for sale $35.7 million and sold $37.0 million of single-family residential mortgage loans through the program. At June 30, 2005, the Company held $3.7 million of loans available-for-sale under this program.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of mortgage-banking activity income is as follows for the periods indicated:

	For the Six Months
	Ended June 30,

(Dollars in Thousands)	2005	2004

Origination fees	$847	$966
Servicing fees	5,304	3,034
Gain on sales	6,470	16,882
Change in fair value of loan commitments	(737)	(3,605)
Change in fair value of forward loan sale agreements	737	3,605
Amortization of loan servicing asset	(3,959)	(3,124)

Total mortgage-banking activity income	$8,662	$17,758

      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and PHH Mortgage also meet the definition of a derivative instrument under SFAS No. 133. See Note 14 hereof.

7.	Loans, net
      The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	June 30, 2005		December 31, 2004

		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total

Mortgage loans:
Single-family residential and cooperative apartment	$2,282,820	19.2%	$2,490,062	22.1%
Multi-family residential	4,212,316	35.4	3,800,649	33.8
Commercial real estate	3,397,846	28.6	3,034,254	27.0

Total principal balance — mortgage loans	9,892,982	83.2	9,324,965	82.9
Less net deferred fees	10,555	0.1	9,875	0.1

Total mortgage loans	9,882,427	83.1	9,315,090	82.8

Commercial business loans, net of deferred fees	838,486	7.0	809,392	7.2

Other loans:
Mortgage warehouse lines of credit	676,551	5.7	659,942	5.9
Home equity loans and lines of credit	461,782	3.9	416,351	3.7
Consumer and other loans	36,268	0.3	47,817	0.4

Total principal balance — other loans	1,174,601	9.9	1,124,110	10.0
Less unearned discounts and deferred fees	—	0.0	—	0.0

Total other loans	1,174,601	9.9	1,124,110	10.0

Total loans	11,895,514	100.0%	11,248,592	100.0%

Less allowance for loan losses	102,101		101,435

Loans, net	$11,793,413		$11,147,157

      The loan portfolio is concentrated primarily in loans secured by real estate located in the New York metropolitan area. The real estate loan portfolio is diversified in terms of risk and repayment sources. The

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underlying collateral consists of multi-family residential apartment buildings, single-family residential properties and owner occupied/non-owner occupied commercial properties. The risks inherent in these portfolios are dependent not only upon regional and general economic stability, which affects property values, but also the financial condition and creditworthiness of the borrowers.
      During the third quarter of 2003, the Company announced the expansion of its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. During the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. The loans generated from these market areas are referred to the Bank primarily by Meridian Capital, which already has an established presence in these markets.
      The following table sets forth loan originations regarding the Company’s loan expansion program for the period indicated as follows:

	For the Six Months
	Ended June 30, 2005

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Originations for portfolio:
Multi-family residential	$157,790	$101,740	$21,477
Commercial real estate	30,525	63,875	3,769
Originations for sale:
Multi-family residential	30,960	82,110	5,900

Total originations	$219,275	$247,725	$31,146

      The following table sets forth information regarding total loans outstanding secured by properties located in the Company’s loan expansion market areas as follows:

	At June 30, 2005

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Mortgage warehouse lines of credit	$169,376	$—	$—
Multi-family residential	290,121	175,878	19,135
Commercial real estate	102,223	188,467	3,769
Commercial business loans	6,307	19	—

Total loans outstanding	$568,027	$364,364	$22,904

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Non-Performing Assets
      The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned (“OREO”) at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal.

	June 30,	December 31,
(Dollars in Thousands)	2005	2004

Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$4,477	$7,495
Multi-family residential	1,248	1,394
Commercial real estate	10,163	12,517
Commercial business loans	21,025	22,002
Other loans(1)	340	236

Total non-accrual loans	37,253	43,644

Loans past due 90 days or more as to:
Interest and accruing	11	117
Principal and accruing(2)	739	5,517

Total past due accruing loans	750	5,634

Total non-performing loans	38,003	49,278
Other real estate owned, net(3)	1,747	2,512

Total non-performing assets(4)	$39,750	$51,790

Restructured loans	$4,123	$4,198

Allowance for loan losses as a percent of total loans	0.86%	0.90%
Allowance for loan losses as a percent of non-performing loans	268.67%	205.84%
Non-performing loans as a percent of total loans	0.32%	0.44%
Non-performing assets as a percent of total assets	0.22%	0.29%

(1)	Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

9.	Allowance for Loan Losses
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at June 30, 2005 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	At or for the
	Six Months Ended
	June 30,

(Dollars in Thousands)	2005	2004

Allowance at beginning of period	$101,435	$79,503

Allowance of acquired institution (Staten Island)	—	24,069
Provision:
Mortgage loans	—	2,000
Commercial business and other loans(1)	—	—

Total provisions	—	2,000

Charge-offs:
Mortgage loans	8	695
Commercial business and other loans(1)	1,094	582

Total charge-offs	1,102	1,277

Recoveries:
Mortgage loans	291	158
Commercial business and other loans(1)	1,477	688

Total recoveries	1,768	846

Net loans recovered/(charged-off)	666	(431)

Allowance at end of period	$102,101	$105,141

Net loans charged-off to allowance for loan losses at period end	N/A	0.41%
Net loans charged-off to average loans outstanding	N/A	0.005%
Allowance for loan losses as a percent of total loans at period end	0.86%	0.95%
Allowance for loan losses as a percent of total non-performing loans at period end(2)	268.67%	165.07%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

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
      The Company’s goodwill was $1.19 billion and $1.16 billion at June 30, 2005 and December 31, 2004, respectively. The $36.2 million increase in goodwill during the six months ended June 30, 2005 was a result of finalizing certain tax and accounting positions related to the SIB transaction which became effective on the close of business on April 12, 2004 (See Note 2).

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2004. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.
      The Company’s identifiable intangible assets were $73.3 million and $79.1 million at June 30, 2005 and December 31, 2004, respectively. The decrease was a result of the amortization of the $87.1 million core deposit intangible recognized as a result of the SIB transaction. Core deposit intangibles currently held by the Company are being amortized using the interest method over fourteen years.
      The following table sets forth the Company’s identifiable intangible assets at the dates indicated which consist solely of deposit intangibles:

	At June 30, 2005			At December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Deposit intangibles	$87,133	$13,878	$73,255	$91,129	$12,073	$79,056

      The following sets forth the estimated amortization expense for the years ended December 31:

2005	$11,379
2006	$10,496
2007	$9,612
2008	$8,728
2009	$7,844
2010 and thereafter	$30,997
      Amortization expense related to identifiable intangible assets was $2.9 million and $2.6 million for the quarters ended June 30, 2005 and 2004, respectively and $5.8 million and $2.7 million for the six months ended June 30, 2005 and 2004, respectively.

11.	Earnings Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants’ accounts or are not committed to be released for allocation and unvested restricted stock awards from the 1998 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”), the 2002 Stock Incentive Plan and the 2005 Stock Incentive Plan are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(In Thousands, Except Per Share Amounts)	2005	2004	2005	2004

Numerator:
Net income	$54,129	$58,248	$113,890	$96,391

Denominator:
Weighted average number of common shares outstanding — basic	79,673	75,357	80,060	62,806
Weighted average number of common stock equivalents (restricted stock and options)	2,455	3,255	2,615	2,940

Weighted average number of common shares and common stock equivalents — diluted	82,128	78,612	82,675	65,746

Basic earning per share	$.68	$.77	$1.42	$1.53

Diluted earnings per share	$.66	$.74	$1.38	$1.47

      At June 30, 2005 and June 30, 2004, there were 853,372 and 375,626 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. For additional disclosures regarding outstanding stock options and restricted stock awards, see Note 13.

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
      In connection with the SIB transaction on April 12, 2004, the Company acquired the SI Bank & Trust Retirement Plan (“Staten Island Plan”), a noncontributory defined benefit pension plan, which was frozen effective as of December 31, 1999. It is expected that the Staten Island Plan will be merged with the Pension Plan by December 31, 2005. The Company’s Pension Plan, the Supplemental Plan and the Staten

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Island Plan (collectively, the “Plan”) are presented on a consolidated basis (since April 12, 2004 for the Staten Island Plan) in the following table.
      Net pension benefit of the Pension Plan, Supplemental Plan and Staten Island Plan included the following components:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

(In Thousands)	2005	2004	2005	2004

Service cost-benefits earned during the period	$369	$370	$738	$740
Interest cost on projected benefit obligation	1,188	1,136	2,376	1,915
Expected return on Pension Plan assets	(1,713)	(1,534)	(3,427)	(2,530)
Amortization of net asset	(51)	(51)	(101)	(102)
Amortization of prior service cost	(273)	(273)	(545)	(545)
Recognized net actuarial loss	181	172	361	343

Pension benefit	$(299)	$(180)	$(598)	$(179)

      The Company contributed $142,000 to the Supplemental Plan during the six months ended June 30, 2005 and expects to contribute an additional $142,000 for the remainder of the year ended December 31, 2005.

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
      In connection with the SIB transaction on April 12, 2004, the Company became the sponsor of the Postretirement Welfare Plan of SI Bank covering certain active and retired participants. The active and retired participants from the SI Bank Postretirement Welfare Plan were transferred into the Company’s postretirement benefit plan.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net postretirement benefit cost, which includes costs for SI Bank’s post-retirement benefit plans since April 12, 2004, included the following components:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

(In Thousands)	2005	2004	2005	2004

Service cost-benefits earned during the period	$226	$235	$452	$388
Interest cost on accumulated postretirement benefit obligation	454	443	908	780
Amortization of net obligation	15	15	30	29
Amortization of unrecognized loss	68	195	136	370
Amortization of prior service cost	36	(19)	72	(19)

Postretirement benefit cost	$799	$869	$1,598	$1,548

      In May 2004, the FASB issued FSP FAS 106-2 related to the Act which provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D.
      The Company has determined that its drug benefits are at least actuarially equivalent to those under Medicare Part D. The expected subsidy reduced the Company’s benefit plan obligation by $3.5 million to $30.0 million at December 31, 2004 and also reduced the benefit cost by $0.2 million and $0.3 million to $0.8 million and $1.5 million for the quarter and six months ended June 30, 2005, respectively.

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
      As a result of the SIB transaction, effective June 22, 2004, the SI Bank & Trust 401(k) Savings Plan was transferred into the 401(k) Plan, at which time the SI Bank & Trust 401 (k) Savings Plan was merged out of existence.

Employee Stock Ownership Plan
      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $2.4 million and $2.8 million to the ESOP during the six months ended June 30, 2005 and 2004, respectively. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $2.7 million and $2.4 million for the six months ended June 30, 2005 and 2004, respectively. The loan from the Company had an outstanding principal balance of $79.0 million and $80.7 million at June 30, 2005 and December 31,

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, respectively. The interest expense paid on the loan was $1.7 million and $1.8 million for the three months ended June 30, 2005 and 2004 respectively, and $3.4 million and $3.6 million for the six months ended June 30, 2005 and 2004, respectively.
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
      The Company recorded compensation expense of $4.6 million and $4.7 million for the six months ended June 30, 2005 and 2004 respectively, which was equal to the 140,822 shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At June 30, 2005, there were 1,519,155 shares allocated, 3,661,366 shares unallocated and 452,349 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At June 30, 2005, the 3,661,366 unallocated shares had a fair value of $135.2 million.

13.	Stock Benefit Plans

Recognition Plan
      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of common stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted 3,250 awards under the Recognition Plan during the six months ended June 30, 2005. The Committee granted non-performance-based share awards covering 52,407 shares and 123,522 shares during the years ended December 31, 2004 and 2003, respectively. There are no shares remaining available for grant related to this plan.
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
      Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date(s). The Company

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded compensation expense of $3.5 million and $2.3 million related to the restricted stock awards for the six months ended June 30, 2005 and 2004, respectively. During the years ended December 31, 2004 and 2003, the Committee administering the Plan approved the accelerated vesting of awards covering 7,143 and 6,176 shares due to the retirement of senior officers, resulting in the recognition of $0.2 million and $0.1 million of compensation expense, respectively.

Stock Option Plans
      The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant was recognized.
      Beginning in 2003, the Company commenced recognizing stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. There were 409,380 options granted during the six months ended June 30, 2005 and approximately $1.5 million in compensation expense was recognized under this statement during such period compared to $0.5 million for the six months ended June 30, 2004. During the years ended December 31, 2004 and 2003 there were 548,540 and 235,750 options granted, respectively, and approximately $1.7 million and $153,000 in compensation expense recognized under this statement.
      In December 2004 SFAS No. 123(R) was issued and requires all share-based awards vesting, granted, modified or settled during fiscal years beginning after June 15, 2005 be accounted for using the fair value based method of accounting. Although the Company has expensed options granted subsequent to January 1, 2003, the Company will incur additional expense in 2006 for unvested options at January 1, 2006 that were granted prior to January 1, 2003.

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
      On September 25, 1998, the Board of Directors issued options covering 6,103,208 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. There were 6,750 options granted under the Option Plan during the six months ended June 30, 2005. During the years ended December 31, 2004 and 2003 the Board of Directors granted options covering 5,000 and 220,750 shares, respectively. During the years ended Decem-

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ber 31, 2004 and 2003, the Committee administering the Option Plan approved the accelerated vesting of 21,700 and 30,000 options, respectively, due to the retirement of senior officers, resulting in $0.2 million and $0.2 million of compensation expense, respectively. At June 30, 2005, there were options covering 3,619,708 shares outstanding pursuant to the Option Plan. There are no shares remaining available for grant under this plan.

2002 Stock Incentive Plan
      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. Restricted stock awards granted to date generally vest on a pro rata basis over a three, four or five-year period beginning one year from the date of grant. However, certain awards made during 2004 and 2005 will vest in full on the third anniversary of the date of grant. The Board of Directors granted options covering 402,630, 543,540 and 15,000 shares during the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively. The Board of Directors granted restricted stock awards totaling 133,529 shares, of which 72,546 were performance-based awards, during the six months ended June 30, 2005 and granted 130,972, of which 67,797 were performance-based awards, during the year ended December 31, 2004. At June 30, 2005, there were 1,625,355 options and 250,440 restricted share awards outstanding related to the Stock Incentive Plan. There are no shares remaining available for grant related to this plan.

2005 Stock Incentive Plan
      The 2005 Stock Incentive Plan was approved by stockholders at the May 26, 2005 annual meeting. The 2005 Stock Incentive Plan may grant options covering shares aggregating an amount equal to 4,200,000 shares. The 2005 Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 1,260,000 shares and which are part of the 4,200,000 shares. The Board of Directors granted restricted stock awards totaling 5,000 shares and 15,000 options during the six months ended June 30, 2005. At June 30, 2005, there were 5,000 restricted share awards and 15,000 options outstanding related to the 2005 Stock Incentive Plan.

Other Stock Plans
      Broad National Bancorporation (“Broad”) and Statewide Financial Corp. (“Statewide”)(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees (the “Assumed Plans”). Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At June 30, 2005, there were 84,413 options outstanding related to the Assumed Plans.
      In connection with the SIB transaction in April 2004, options granted under the SIB plan (“SIB Plan”) were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the merger. At June 30, 2005, there were 1,185,181 options outstanding related to the SIB Plan.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Option Expense
      The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis for the periods indicated, assuming that the Company accounted for stock-based compensation with respect to all options granted based on the fair value of each option grant as required by SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

(In Thousands, Except Per Share Data)	2005	2004	2005	2004

Net income:
As reported	$54,129	$58,248	$113,890	$96,391
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	1,803	1,057	3,284	1,804
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(1)	(2,213)	(1,754)	(4,133)	(2,947)

Pro forma	$53,719	$57,551	$113,041	$95,248

Basic earnings per share:
As reported	$.68	$.77	$1.42	$1.53

Pro forma	$.67	$.76	$1.41	$1.52

Diluted earnings per share:
As reported	$.66	$.74	$1.38	$1.47

Pro forma	$.65	$.73	$1.37	$1.45

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan and Stock Incentive Plan and stock option grants awarded under the various stock option plans.

14.	Derivative Financial Instruments
      The Company concurrently adopted the provisions of SFAS No. 133 and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at June 30, 2005 included commitments to fund loans available-for-sale and forward loan sale agreements.
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

Loan Commitments for Loans Originated for Sale and Forward Loan Sale Agreements
      The Company adopted new accounting requirements relating to SFAS No. 149 which requires that mortgage loan commitments related to loans originated for sale be accounted for as derivative instruments. In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. The Company originates single-family and multi-family residential loans for sale pursuant to programs with PHH Mortgage and Fannie Mae. Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment. The forward loan sale agreement meets the definition of a derivative instrument under SFAS No. 133. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to Fannie Mae or PHH Mortgage is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by approximately the same amount, effectively eliminating the Company’s interest rate and price risk.
      At June 30, 2005, the Company had $67.3 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $5.1 million related to loan commitments for which the borrowers had not entered into interest rate locks and $62.2 million which were subject to interest rate locks. At June 30, 2005, the Company had $62.2 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a gain of $0.4 million and the fair market value of the related forward loan sale agreements was a loss of $0.4 million at June 30, 2005.

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
      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for substantially all of the loans originated for sale in 2004 and the six months ended June 30, 2005. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian Capital relationship.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the third quarter of 2003, the Company announced that ICM Capital, a subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest. Meridian Funding and Meridian Company have the same principal owners. Under the DUS program, ICM Capital is able to underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses to be assumed by Fannie Mae. There were no loans originated under the DUS program by ICM Capital during the six months ended June 30, 2005.
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
Changes in Financial Condition
General
      Total assets increased by $391.2 million, or 2.2%, from $17.75 billion at December 31, 2004 to $18.14 billion at June 30, 2005 resulting primarily from internal growth of the Company’s loan portfolio. The Company’s loan portfolio in the aggregate grew by $646.9 million, the effect of which was partially offset by a $281.3 million decrease in the securities available-for-sale portfolio during the six months ended June 30, 2005.
Cash and Cash Equivalents
      Cash and cash equivalents decreased $9.8 million from December 31, 2004 to $351.1 million at June 30, 2005. The slight decrease in liquidity was primarily due to the redeployment of funds into other interest-earning assets as well as to purchase shares pursuant to the Company’s ongoing eleventh stock repurchase program.
Securities Available-for-Sale
      The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $281.3 million from $3.93 billion at December 31, 2004 to $3.65 billion at June 30, 2005. The decrease in securities available-for-sale was due to $465.4 million of sales combined with $537.4 million of securities calls and repayments, the proceeds of which were redeployed to fund the growth of the Company’s loan portfolio as well as to purchase shares pursuant to the Company’s stock repurchase program. These decreases were partially offset by $733.5 million of purchases. Securities available-for-sale had a net unrealized loss of $17.5 million at June 30, 2005 compared to a net unrealized loss of $6.5 million at December 31, 2004. The Company continues to actively manage the size of its securities portfolio in relation to total assets and as such had a 20.1% securities to asset ratio as of June 30, 2005 as compared to 22.2% at December 31, 2004.
      The Company’s mortgage-related securities portfolio decreased $218.7 million to $3.26 billion at June 30, 2005 compared to $3.48 billion at December 31, 2004. The securities were comprised of $2.07 billion of AAA-rated CMOs and $85.4 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.10 billion of mortgage-backed pass through certificates which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The decrease in the portfolio was primarily due to $377.5 million of principal repayments received combined with sales of $417.6 million which was partially offset by purchases of $596.8 million of AAA-rated CMOs with an average yield of 4.56%. The net unrealized loss on this portfolio increased $11.7 million during the six months ended June 30, 2005 to a net unrealized loss of $19.6 million at June 30, 2005. The increase in unrealized loss on the portfolio was primarily a result of changes in market interest rates and not credit quality of the issuers.
      The Company’s investment securities portfolio decreased $62.6 million to $391.7 million at June 30, 2005 compared to December 31, 2004. The decrease was primarily due to sales totaling $47.9 million, primarily corporate bonds and preferred securities, and calls of $158.7 million. Partially offsetting these decreases were

$136.6 million of purchases, primarily $100.0 million of federal agencies with a weighted average yield of 4.84% and $22.0 million of U.S. Treasury securities with a weighted average yield of 3.71%. The unrealized gain on this portfolio was $2.1 million at June 30, 2005 compared to a net unrealized gain of $1.5 million at December 31, 2004.
      At June 30, 2005, the Company had a $10.1 million net unrealized loss, net of tax, on available-for-sale investment and mortgage-related securities as compared to a net unrealized loss, net of tax, of $3.8 million at December 31, 2004.
Loans Available-for-Sale
      Loans available-for-sale increased by $89.0 million to $185.7 million at June 30, 2005 compared to December 31, 2004. The increase was primarily the result of the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days, which was partially offset by a $69.0 million decline in loans available-for-sale acquired from SIB.
      The Company sells, both newly originated and portfolio loans, multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. During the six months ended June 30, 2005, the Company originated $554.8 million and sold $635.7 million of loans to Fannie Mae under this program and as a result serviced $5.55 billion of loans with a maximum potential loss exposure (due to the recourse provisions) of $164.9 million. Included in the $635.7 million of loans sold during the six months ended June 30, 2005 were $211.4 million of loans that were originally held in portfolio and were reclassified to loans available-for-sale. Multi-family loans available-for-sale at June 30, 2005 totaled $182.0 million compared to $22.6 million at December 31, 2004. As part of the sales to Fannie Mae, the Company retains a portion of the associated credit risk.
      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with PHH Mortgage. The Company funds the loans directly and sells the loans and related servicing to PHH Mortgage. The Company originated $35.7 million and sold $37.0 million of such loans during the six months ended June 30, 2005. Single-family residential mortgage loans available-for-sale under this program totaled $3.7 million at June 30, 2005 and $5.1 million at December 31, 2004.
      Both sales programs discussed above were primarily established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.
      The $70.4 million decrease in single-family residential loans available-for-sale from $74.1 million at December 31, 2004 to $3.7 million at June 30, 2005 was primarily the result of a decrease in loans available-for-sale acquired from SIB. The Company determined to wind down the remaining operations of Staten Island Mortgage Corp., the mortgage-banking subsidiary of SIB (most of the operations were sold in connection with the merger with SIB). The Company has reduced the balance of such loans from $298.7 million as of April 12, 2004 (the closing of the SIB transaction) down to $69.0 million at December 31, 2004. During 2005, all such loans were either sold in the secondary market or transferred to the Company’s single-family residential mortgage portfolio.
Loans
      Loans increased by $646.9 million to $11.90 billion at June 30, 2005 from $11.25 billion at December 31, 2004. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate and commercial business loans as well as variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market.
      The Company originated (both for portfolio and for sale) approximately $2.04 billion of mortgage loans during the six months ended June 30, 2005 compared to $2.85 billion for the six months ended June 30, 2004. During 2004 and the first quarter of 2005, as rates have been in transition, the Company has been able to maintain a balanced program of originating loans for portfolio and for sale to effectively manage the size of the

Company’s balance sheet. The Company sold $686.9 million of mortgage loans during the six months ended June 30, 2005 compared to $1.25 billion during the six months ended June 30, 2004.
      Multi-family residential loans increased $411.1 million, or 10.8% to $4.21 billion at June 30, 2005 compared to $3.80 billion at December 31, 2004. The increase was primarily due to originations for portfolio retention of $818.6 million which were partially offset by repayments of $166.5 million combined with the sale out of portfolio of $211.4 million of loans to Fannie Mae with a weighted average yield of 5.15%. Multi-family residential loans comprised 35.4% of the total loan portfolio at June 30, 2005 compared to 33.8% at December 31, 2004.
      Commercial real estate loans increased $363.1 million or 12.0% to $3.39 billion at June 30, 2005 compared to $3.03 billion at December 31, 2004. The increase was primarily due to $623.7 million of originations partially offset by $260.1 million of loan repayments. Commercial real estate loans comprised 28.6% of the total loan portfolio at June 30, 2005 compared to 27.0% at December 31, 2004.
      Commercial business loans increased $29.1 million, or 3.6%, from December 31, 2004 to $838.5 million at June 30, 2005. The increase was primarily due to originations and advances of $249.9 million partially offset by $220.6 million of repayments and $0.9 million of charge-offs during the six months ended June 30, 2005. Commercial business loans comprised 7.0% of the total loan portfolio at June 30, 2005 compared to 7.2% at December 31, 2004.
      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit increased $16.7 million, or 2.5%, from $659.9 million at December 31, 2004 to $676.6 million at June 30, 2005. At June 30, 2005, there were $678.4 million of unused lines of credit related to mortgage warehouse lines of credit. Mortgage warehouse lines of credit comprised 5.7% of the total loan portfolio at June 30, 2005 compared to 5.9% at December 31, 2004.
      The single-family residential and cooperative apartment loan portfolio decreased $206.8 million from $2.49 billion at December 31, 2004 to $2.28 billion at June 30, 2005. The decrease was primarily due to $271.6 million of repayments partially offset by originations of $9.5 million as well as $54.9 million of loans reclassified as held for portfolio during the six months ended June 30, 2005. As a result, single-family and cooperative apartment loans comprised 19.2% of the total loan portfolio at June 30, 2005 compared to 22.1% at December 31, 2004. The Company also originates and sells single-family residential mortgage loans to PHH Mortgage as previously discussed.
Non-Performing Assets
      Non-performing assets as a percentage of total assets amounted to 0.22% at June 30, 2005 compared to 0.29% at December 31, 2004. The Company’s non-performing assets, which consist of non-accrual loans, accruing loans past due 90 days or more as to interest or principal and other real estate owned acquired through foreclosure or deed-in-lieu thereof, decreased by $12.0 million, or 23.2%, to $39.8 million at June 30, 2005 from $51.8 million at December 31, 2004. The decrease in non-performing assets was primarily due to diligent work out efforts resulting in the sales of certain non-performing loans. Non-accrual loans totaled $37.3 million at June 30, 2005 and primarily consisted of $21.0 million of commercial business loans, $10.2 million of commercial real estate loans, $4.5 million of single-family residential and cooperative apartment loans and $1.2 million of multi-family residential loans.
      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule decreased $4.9 million to $0.8 million at June 30, 2005 compared to December 31, 2004. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.
Allowance for Loan Losses
      The Company’s allowance for loan losses amounted to $102.1 million at June 30, 2005, as compared to $101.4 million at December 31, 2004. At June 30, 2005, the Company’s allowance amounted to 0.86% of total loans and 268.7% of total non-performing loans compared to 0.90% and 205.8%, respectively, at December 31, 2004.
      The Company’s allowance increased $0.7 million during the six months ended June 30, 2005 due to $0.7 million of net recoveries. No provision for loan losses was recorded for the six months ended June 30, 2005.
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
      Management believes the allowance for loan losses at June 30, 2005 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.
Goodwill and Intangible Assets
      Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.
      The Company’s goodwill, which aggregated $1.19 billion at June 30, 2005, resulted from the merger with SIB, the acquisitions of Broad and Statewide, as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The $36.2 million increase in goodwill during the six months ended June 30, 2005 was attributable to finalizing certain tax and accounting positions related to the SIB transaction. (See Notes 2 and 10).
      The Company’s identifiable intangible assets decreased by $5.8 million to $73.3 million at June 30, 2005 from $79.1 million at December 31, 2004 which was the a result of the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized.
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
Bank Owned Life Insurance (“BOLI”)
      The Company owns BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in such value are recorded in non-interest income. BOLI increased $7.5 million to $328.5 million at June 30, 2005 compared to $321.0 million at December 31, 2004 as a result of an increase in the cash surrender value of the BOLI.
Other Assets
      Other assets decreased $94.9 million to $337.3 million at June 30, 2005 compared to December 31, 2004. The decrease was primarily due to reductions of $40.8 million in tax receivables, $31.3 million in FHLB stock and $27.4 million in deferred tax assets.
      The Company had a net deferred tax asset of $51.5 million at June 30, 2005 compared to $78.8 million at December 31, 2004. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse.
      The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management’s opinion, in view of the Company’s previous, current and projected future earnings, such deferred tax assets are expected to be fully realized and therefore the Company has not established a valuation allowance at June 30, 2005.
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
Deposits
      Deposits increased $702.4 million or 7.5% to $10.01 billion at June 30, 2005 compared to $9.31 billion at December 31, 2004. The increase was due to deposit inflows totaling $639.7 million as well as interest credited of $62.7 million.
      During the first quarter of 2005, the Company introduced the Independence RewardsPlus Checkingtm product and utilized certain certificates of deposit promotions as an alternative funding source to reduce its dependence on higher costing wholesale borrowings. As a result of these initiatives, core deposits increased $136.5 million, or 1.9%, to $7.17 billion at June 30, 2005 compared to $7.03 billion at December 31, 2004 and certificates of deposit increased $565.9 million, or 24.9%, to $2.84 billion at June 30, 2005 compared to $2.27 billion at December 31, 2004. The increase in certificates of deposit included a $288.9 million increase in brokered certificates of deposit which are also being used as an alternative funding source to higher costing wholesale borrowings. As a result of the increase in certificates of deposit, core deposits amounted to 71.6% of total deposits at June 30, 2005 compared to 75.6% of total deposits at December 31, 2004.
      The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.89% compared to 2.42% for certificates of deposit and 3.01% for borrowings (including subordinated notes) for the six months ended June 30, 2005.
      In the future, the Company may choose to increase its use of longer-term certificates of deposits as part of its asset/liability strategy to match the term and duration of the loans in its loan portfolio with longer terms.
Borrowings
      Borrowings (not including subordinated notes) decreased $591.2 million to $4.92 billion at June 30, 2005 compared to $5.51 billion at December 31, 2004. The decrease was a result of repayments of borrowings as the Company used the increase in deposits as a lower costing alternative funding source.
      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company also utilized the increase in deposits as an alternative funding source to reduce its dependence on borrowings. During the six months ended June 30, 2005, the Company paid-off $1.48 billion of primarily short-term borrowings with a weighted average interest rate of 2.65% that matured during the period. During the six months ended June 30, 2005, the Company borrowed approximately $251.0 million long-term borrowings at a weighted average interest rate of 3.24%. The Company also borrowed $660.0 million of short-term low-costing floating-rate borrowings which generally mature within 30 days and have a weighted average interest rate of 3.35%. The Company anticipates replacing a portion of these short-term borrowings with lower costing deposits.

      The Company is managing its leverage position and had a borrowings (including subordinated notes) to assets ratio of 29.3% at June 30, 2005 and 33.3% at December 31, 2004.
Subordinated Notes
      Subordinated notes increased $0.5 million to $396.8 million at June 30, 2005 compared to $396.3 million at December 31, 2004. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
Equity
      The Holding Company’s stockholders’ equity totaled $2.29 billion at June 30, 2005 compared to $2.30 billion at December 31, 2004. The $9.6 million decrease was primarily due to a $97.8 million reduction in capital resulting from the purchase during the six months ended June 30, 2005 of 2,613,969 shares of common stock pursuant to the Holding Company’s open market repurchase program and a $42.8 million decrease due to dividends declared. In addition, the Company had a $6.4 million increase, net of tax effect, in the net unrealized loss on securities available-for-sale. These decreases were partially offset by net income of $113.9 million, $15.6 million related to the exercise of stock options and the related tax benefit, $5.4 million related to the ESOP shares committed to be released with respect to the six months ended June 30, 2005, $1.5 million of stock option compensation costs and $1.0 million of awards and amortization of restricted stock grants.
      Book value per share and tangible book value per share were $27.52 and $12.35 at June 30, 2005, respectively, compared to $27.13 and $12.59 at December 31, 2004, respectively. Return on average equity and return on average tangible equity were 9.9% and 21.6% for the six months ended June 30, 2005, respectively, compared to 12.7% and 20.7% for the six months ended June 30, 2004, respectively.

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

	For the Three Months Ended								For the Six Months Ended

	June 30, 2005				June 30, 2004				June 30, 2005				June 30, 2004

(Dollars in	Average		Average		Average		Average		Average		Average		Average		Average
Thousands)	Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost		Balance	Interest	Yield/Cost

Interest-earning assets:
Loans receivable (1):
Mortgage loans	$9,751,220	$129,811	5.32%		$8,304,133	$114,420	5.51%		$9,625,089	$256,100	5.32%		$6,611,660	$186,727	5.65%
Commercial business loans	831,729	14,086	6.79		848,015	12,768	6.06		822,523	27,485	6.74		719,876	22,080	6.17
Mortgage warehouse lines of credit	558,031	8,425	5.97		639,842	6,790	4.20		545,354	15,713	5.73		541,867	11,605	4.24
Other loans(2)	485,660	6,833	5.64		398,066	5,342	5.40		479,863	13,386	5.63		363,825	9,645	5.33

Total loans	11,626,640	159,155	5.48		10,190,056	139,320	5.47		11,472,829	312,684	5.46		8,237,228	230,057	5.59
Investment securities	380,351	4,386	4.61		647,907	6,248	3.86		396,693	8,895	4.48		475,361	9,709	4.08
Mortgage-related securities	3,444,278	37,662	4.37		3,516,383	35,699	4.06		3,526,916	77,488	4.39		2,835,768	58,548	4.13
Other interest- earning assets(3)	265,842	2,665	4.02		339,864	1,294	1.53		280,548	4,981	3.58		273,128	1,862	1.37

Total interest- earning assets	15,717,111	$203,868	5.19		14,694,210	$182,561	4.97		15,676,986	404,048	5.16		11,821,485	300,176	5.08

Non-interest- earning assets	2,133,825				1,911,124				2,155,325				1,328,812

Total assets	$17,850,936				$16,605,334				$17,832,311				$13,150,297

Interest-bearing liabilities:
Deposits:
Savings	$2,466,423	$2,093	0.34%		$2,660,686	$2,277	0.34%		$2,524,278	4,522	0.36%		$2,141,544	3,680	0.35%
Money market	748,472	3,553	1.90		1,210,351	4,639	1.54		752,083	6,670	1.79		831,515	6,166	1.49
Active management accounts (“AMA”)	563,602	1,917	1.36		462,266	869	0.76		702,870	4,899	1.41		466,397	1,787	0.77
Interest-bearing demand(4)	2,173,460	10,089	1.86		1,096,287	2,061	0.76		1,900,669	16,421	1.74		952,394	3,660	0.77
Certificates of deposit	2,746,039	19,394	2.83		2,196,162	7,688	1.41		2,617,289	31,465	2.42		1,771,899	14,767	1.68

Total interest- bearing deposits	8,697,996	37,046	1.71		7,625,752	17,534	0.92		8,497,189	63,977	1.52		6,163,749	30,060	0.98
Non interest- bearing deposits	1,465,842	—	—		1,365,590	—	—		1,451,555	—	—		1,057,946	—	—

Total deposits	10,163,838	37,046	1.46		8,991,342	17,534	0.78		9,948,744	63,977	1.30		7,221,695	30,060	0.84
Subordinated notes	396,675	3,904	3.95		395,814	4,020	4.08		396,565	7,807	3.97		285,734	5,710	4.02
Borrowings	4,809,352	36,070	3.01		4,949,415	30,164	2.45		4,998,421	72,850	2.94		3,919,926	52,054	2.67

Total interest- bearing liabilities	15,369,865	77,020	2.01		14,336,571	51,718	1.45		15,343,730	144,634	1.90		11,427,355	87,824	1.55

Non-interest- bearing liabilities	179,258				252,096				181,834				205,546

Total liabilities	15,549,123				14,588,667				15,525,564				11,632,901
Total stockholders’ equity	2,301,813				2,016,667				2,306,747				1,517,396

Total liabilities and stockholders’ equity	$17,850,936				$16,605,334				$17,832,311				$13,150,297

Net interest- earning assets	$347,246				$357,639				$333,256				$394,130

Net interest income/interest rate spread		$126,848	3.18%			$130,843	3.52%			$259,414	3.26%			$212,352	3.53%

Net interest margin			3.22%				3.55%				3.30%				3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.02	x			1.02	x			1.02	x			1.03	x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans, interest on the latter being recognized on a cash basis.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.

(4)	Includes NOW and checking accounts.

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

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2004			June 30, 2004

	Increase (Decrease)			Increase (Decrease)
	due to		Total Net	due to		Total Net
			Increase			Increase
(In Thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$(5,326)	$20,717	$15,391	$(11,233)	$80,606	$69,373
Commercial business loans	1,564	(246)	1,318	2,125	3,280	5,405
Mortgage warehouse lines of credit	2,587	(952)	1,635	4,034	74	4,108
Other loans(2)	259	1,232	1,491	545	3,196	3,741

Total loans receivable	(916)	20,751	19,835	(4,529)	87,156	82,627
Investment securities	1,065	(2,927)	(1,862)	892	(1,706)	(814)
Mortgage-related securities	2,701	(738)	1,963	3,888	15,052	18,940
Other interest-earning assets	1,708	(337)	1,371	3,068	51	3,119

Total net change in income from interest-earning assets	4,558	16,749	21,307	3,319	100,553	103,872
Interest-bearing liabilities:
Deposits:
Savings	—	(184)	(184)	206	636	842
Money market	935	(2,021)	(1,086)	1,138	(634)	504
AMA deposits	824	224	1,048	1,932	1,180	3,112
Interest-bearing demand	4,809	3,219	8,028	7,116	5,645	12,761
Certificates of deposit	9,378	2,328	11,706	8,082	8,616	16,698

Total deposits	15,946	3,566	19,512	18,474	15,443	33,917
Borrowings	6,778	(872)	5,906	5,589	15,207	20,796
Subordinated notes	(126)	10	(116)	(72)	2,169	2,097

Total net change in expense of interest-bearing liabilities	22,598	2,704	25,302	23,991	32,819	56,810

Net change in net interest income	$(18,040)	$14,045	$(3,995)	$(20,672)	$67,734	$47,062

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004
General
      The Company reported a 7.1% decrease in net income to $54.1 million for the quarter ended June 30, 2005 compared to $58.2 million for the quarter ended June 30, 2004. Diluted earnings per share were $0.66 for the quarter ended June 30, 2005, a decline of 10.8% compared to $0.74 for the quarter ended June 30, 2004.
      The earnings and per share data for 2005 reflect the inclusion of the operations of SIB which merged with the Company on April 12, 2004 and the related issuance of 28.2 million shares of the Company’s common stock in connection with the merger.
Net Interest Income
      Net interest income decreased by $4.0 million or 3.1% to $126.8 million for the quarter ended June 30, 2005 as compared to $130.8 million for the quarter ended June 30, 2004. The decrease was due to a $25.3 million increase in interest expense partially offset by a $21.3 million increase in interest income. The decrease in net interest income primarily reflected a 33 basis point decrease in net interest margin between the periods. This decrease was partially offset by a $1.02 billion increase in average interest-earning assets during the quarter ended June 30, 2005 as compared to the same period in the prior year reflecting in large part the effects of a full quarter impact of the SIB transaction.
      Purchase accounting adjustments arising from the SIB transaction increased net interest margin 23 basis points during the quarter ended June 30, 2005 compared to a 33 basis point increase for the quarter ended June 30, 2004. Purchase accounting adjustments relate to recording acquired assets and liabilities at their fair values and amortizing/accreting the adjustment (whether gain or loss) into net interest income over the average life of the corresponding asset or liability. The contribution to net interest margin of 23 basis points for the quarter is expected to be substantially complete by the end of 2005. The 10 basis point decline reflected the final amortization of the purchase accounting certificate of deposit premium.
      For the quarter ended June 30, 2005, the Company’s net interest margin decreased 33 basis points to 3.22% compared to 3.55% for the quarter ended June 30, 2004. Although the average yield on interest-earning assets increased 22 basis points for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004, the cost of average interest-bearing liabilities increased 56 basis points over the same period as interest-bearing liabilities repriced at a more rapid rate in the changing interest rate environment experienced in 2005.
      The compression in net interest margin was primarily attributable to the addition of the lower yielding SIB portfolios as well as new assets generated for portfolio retention during 2004 and the first half of 2005 being originated at lower yields. The compression was also a result of the Company repositioning its balance sheet in 2004 to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates paid on interest-bearing liabilities as the Company lengthened the duration of its borrowings.
      On a linked quarter basis, net interest margin declined 16 basis points to 3.22% for the quarter ended June 30, 2005 compared to the quarter ended March 31, 2005. The decline in net interest margin was primarily attributable to (i) the rise in the cost of funds which continues to outpace the upward repricing of interest-earning assets as general market rates of interest continued their upward trend and (ii) the final amortization of the purchase accounting premium recorded on the certificate of deposit portfolio assumed in the acquisition of SIB which reduced net interest margin by 10 basis points. The weighted average interest rate earned on interest-earning assets increased 6 basis points for the quarter ended June 30, 2005 compared to the quarter ended March 31, 2005. By comparison, the weighted average interest rate paid on interest-bearing liabilities increased 22 basis points compared to the quarter ended March 31, 2005.
      Interest income increased by $21.3 million to $203.9 million for the quarter ended June 30, 2005 compared to $182.6 million for the quarter ended June 30, 2004. Interest income on loans increased $19.8 million due primarily to an increase in the aggregate average outstanding loan portfolio balance of $1.44 billion compared to the same quarter in the prior.

      The $1.44 billion increase in the average balance of loans was primarily attributable to the full quarter impact of the $3.86 billion of loans acquired as a result of the SIB transaction as well as internal loan growth. The Company realized average balance increases of $915.6 million in multi-family residential loans, $911.2 million in commercial real estate loans and $87.6 million in other loans for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. These increases were partially offset by decreases in the average balance of single-family and cooperative loans of $379.7 million, mortgage warehouse lines of credit of $81.8 million and $16.3 million in commercial business loans. The Company has de-emphasized the origination of single-family residential mortgages and cooperative apartment loans, for portfolio, in favor of higher yielding loan products.
      Income on investment securities decreased $1.9 million due to a decrease in the average outstanding balance of investment securities of $339.7 million which was partially offset by an increase in the average yield of 75 basis points to 4.61% for the quarter ended June 30, 2005 compared to the same period in 2004. The decline in the average balance was primarily due to sales of securities, the proceeds of which were redeployed to fund the growth of the loan portfolio, as well as to purchase shares pursuant to the Company’s stock repurchase program.
      Interest income on mortgage-related securities increased $2.0 million during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase was a result of a 31 basis point increase in the yield earned from 4.06% for the quarter ended June 30, 2004 to 4.37% for the quarter ended June 30, 2005 partially offset by a decrease in the average balance of mortgage-related securities of $72.1 million.
      Income on other interest-earning assets increased $1.4 million in the current quarter compared to the prior year quarter primarily due to an increase in the dividends received on FHLB stock of $1.0 million. As of June 30, 2005, the Company had $166.7 million of FHLB stock.
      Interest expense increased $25.3 million or 48.9% to $77.0 million for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. Interest expense on deposits increased $19.5 million due primarily to a $1.17 billion increase in the average balance of deposits and a 68 basis point increase in the average rate paid on deposits to 1.46% for the quarter ended June 30, 2005 compared to 0.78% for the quarter ended June 30, 2004. The increase in the average balance was primarily a combination of certificates of deposit promotions as an alternative funding source to reduce the Company’s dependence on higher costing wholesale borrowings, the full quarter impact of the $3.79 billion of deposits assumed in the SIB transaction as well as the continued deposit growth experienced as a result of the de novo branch expansion program.
      The average balance of core deposits increased $622.6 million or 9.2%, to $7.42 billion for the quarter ended June 30, 2005 compared to $6.80 billion for the quarter ended June 30, 2004. Core deposits are defined as all deposits other than certificates of deposit. The average balance of certificates of deposit increased $549.9 million or 25.0% to $2.75 billion for the quarter ended June 30, 2005 compared to $2.20 billion for the quarter ended June 30, 2004.
      Interest expense on borrowings (other than subordinated notes) increased $5.9 million due to an increase in the average rate paid on such borrowings of 56 basis points from 2.45% in the quarter ended June 30, 2004 to 3.01% in the quarter ended June 30, 2005 partially offset by a decrease of $140.1 million in the average balance of borrowings (excluding subordinated notes). The decrease in the average balance was primarily due to replacing borrowings with lower costing deposits. During the first half of 2005, the Company repaid $1.48 billion of short-term borrowings at a weighted average interest rate of 2.65% and borrowed $251.0 million of longer term fixed-rate borrowings at a weighted average interest rate of 3.24%. The Company also borrowed $660.0 million of short-term low-costing floating-rate borrowings.
      Interest expense on subordinated notes decreased $0.1 million to $3.9 million for the quarter ended June 30, 2005 compared to $4.0 million for the quarter ended June 30, 2004. The average balance of subordinated notes increased $0.9 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004.

Provision for Loan Losses
      The Company continues to emphasize asset quality as a key component to achieving consistent earnings. The Company did not record a provision for loan losses for the quarter ended June 30, 2005 compared to a $2.0 million provision for loan losses in the second quarter of 2004.
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
      Non-performing assets as a percentage of total assets were 22 basis points at June 30, 2005 compared to 36 basis points at June 30, 2004. Non-performing assets decreased $25.1 million or 38.7% to $39.8 million at June 30, 2005 compared to $64.9 million at June 30, 2004. Included in non-performing assets at June 30, 2005 were $10.8 million of non-performing loans obtained from the SIB transaction. The decrease was primarily due to decreases of $25.1 million in non-accrual loans and $0.5 million in loans that are contractually past due 90 days or more as to maturity although current as to monthly principal and interest payments partially offset by an increase of $0.5 million in other real estate. The $25.1 million decrease in non-accrual loans was primarily due to decreases of $6.8 million in single-family residential and cooperative loans and $17.6 million in commercial real estate loans. The Company’s allowance for loan losses to total loans amounted to 0.86% and 0.95% of total loans at June 30, 2005 and June 30, 2004, respectively.
Non-Interest Income
      The Company continues to stress and emphasize the development of fee-based income throughout its operations. However, non-interest income declined $5.5 million, or 15.6%, from $35.5 million for the quarter ended June 30, 2004 to $30.0 million for quarter ended June 30, 2005 due primarily to reduced mortgage-banking activity.
      The Company recorded gain on sales of securities of $2.0 million during the quarter ended June 30, 2005 compared to losses of $2.1 million for the quarter ended June 30, 2004.
      One of the primary components of non-interest income is earnings from the Company’s mortgage-banking activities. In the quarter ended June 30, 2005, revenue from the Company’s mortgage-banking business declined $8.6 million, or 64.5%, to $4.7 million compared to $13.3 million in the quarter ended June 30, 2004. The Company originates multi-family residential loans for sale in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk, which, at June 30, 2005, amounted to $164.9 million. The Company also has a program with PHH Mortgage to originate and sell single-family residential mortgage loans and servicing in the secondary market. See Note 6 to Notes to Consolidated Financial Statements included herein.
      The $8.6 million decrease in mortgage-banking activities for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 was primarily due to reduced sales of loans as customer demand for multi-family loans originated for sale in the secondary market softened in the current interest rate cycle. The Company sold multi-family residential mortgage loans totaling $358.8 million during the quarter ended June 30, 2005 compared to $729.5 million during the quarter ended June 30, 2004. Included in the $358.8 million of loans sold in the second quarter of 2005 were $157.5 million of loans that were originally held in portfolio. In addition, the Company sold $16.7 million of single-family residential loans during the quarter ended June 30, 2005 compared to $29.2 million during the quarter ended June 30, 2004.
      Mortgage-banking activities of $4.7 million for the quarter ended June 30, 2005 reflected $3.8 million in gains, $2.6 million in servicing fees and $0.3 million of origination fees partially offset by $2.0 million of amortization of servicing assets. Included in the $2.6 million of gains were $0.1 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $1.4 million increase in the fair value of loan commitments for loans originated for sale and a $1.4 million decrease in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $8.6 million decrease in revenue from mortgage-banking activities for the quarter ended June 30, 2005 compared to the prior year quarter was primarily due to decreases in gains of $9.1 million, increased amortization of servicing rights of $0.1 million and lower origination fees of $0.3 million partially offset by higher service fees of $0.9 million.
      On a linked quarter basis, income from mortgage-banking activities increased by $0.7 million due to higher loan sales of $358.8 million in the quarter ended June 30, 2005 compared to $277.0 million in the quarter ended March 31, 2005. The increase was due to $1.2 million higher gain on sales partially offset by a reduction of $0.1 million in the amortization of servicing rights and $0.4 million in lower origination fees.
      Service fee income decreased by $2.2 million, or 12.0% for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The decrease in service fee income was primarily due to a decrease of $3.0 million in prepayment and modification fees on loans due to the decline in loan refinancing activity. The decrease was partially offset by additional fee income generated by the SIB branch network.
      A component of service fees are revenues generated from the branch system which grew by $0.5 million, or 4.1%, to $12.5 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase was primarily due to additional fee income generated by the SIB branch network.
      Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees decreased $2.4 million to $1.2 million for the quarter ended June 30, 2005 compared to $3.6 million for the quarter ended June 30, 2004. Modification and extension fees decreased $0.6 million to $0.4 million for the quarter ended June 30, 2005 compared to $1.0 million for the quarter ended June 30, 2004. On a linked quarter basis, the total of these combined fees decreased by $0.4 million from $2.0 million for the quarter ended March 31, 2005 compared to $1.6 million for the quarter ended June 30, 2005.
      In addition, the Company also recorded an increase for the quarter ended June 30, 2005 of approximately $0.4 million in the cash surrender value of BOLI compared to the quarter ended June 30, 2004. The increase was primarily due to the merger with SIB. On a linked quarter basis, income related to BOLI increased by $0.2 million to $4.0 million for the quarter ended June 30, 2005 as compared to the quarter ended March 31, 2005.
      Other non-interest income increased $0.9 million to $3.0 million for the three months ended June 30, 2005 compared to $2.1 million for the three months ended June 30, 2004. The increase was primarily attributable to increased income from the Company’s equity investment in Meridian Capital.
Non-Interest Expenses
      Non-interest expense increased $1.5 million, or 2.1%, to $74.2 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. This increase was attributable to increases of $1.4 million in compensation and employee benefits, $1.6 million in occupancy costs and $0.3 million in the amortization of identifiable intangible assets. These increases were partially offset by decreases of $1.3 million in data processing fees and $0.2 million in other non-interest expense. In general terms, the increase in non-interest expense was primarily attributable to the costs associated with managing a significantly larger bank franchise which resulted from the merger with SIB in April 2004.
      Compensation and employee benefits expense increased $1.4 million or 3.9% to $35.9 million for the quarter ended June 30, 2005 as compared to the same period in the prior year. The increase in compensation and benefit expense was primarily attributable to the full quarter impact of staff additions relating to the SIB transaction as well as the expansion of the Company’s commercial and retail lending operations.
      Occupancy costs increased $1.6 million, or 14.7%, to $12.8 million for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase was a direct result of operating the expanded branch franchise resulting from the SIB transaction as well as the increase in branch facilities resulting from the Bank’s de novo branch expansion program combined with the expansion of the Bank’s commercial real estate lending operations in the Chicago market.
      Data processing fees decreased $1.3 million to $4.0 million for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The decrease in data processing costs was a result of the Company operating dual systems during the second quarter of 2004 as a result of the SIB transaction. The SIB system integration was completed in the early part of the third quarter of 2004.
      Advertising expenses decreased by $0.2 million from $2.4 million in the quarter ended June 30, 2004 to $2.2 million in the quarter ended June 30, 2005. The cost reflects the Company’s continued focus on brand awareness. The decline was a result of increase advertising in 2004 in support of the SIB acquisition and de novo branches.
      Amortization of identifiable intangible assets increased by $0.3 million to $2.9 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase was primarily due to the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years.
      Other non-interest expenses decreased $0.2 million to $16.3 million for the quarter ended June 30, 2005 compared to the same period in the prior year. The decrease was primarily attributable to a $1.4 million decline in merger related costs partially offset by a $1.0 million increase in legal expenses attributable to loan workouts on previously charged-down credits. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.
      On a linked quarter basis, non-interest expense increased $3.3 million to $74.2 million for the quarter ended June 30, 2005 compared to the quarter ended March 31, 2005. The increase was due to increases of $0.5 million in occupancy costs, $0.1 million in data processing fees and $2.9 million in other non-interest expenses which were partially offset by a $0.3 million reduction in lower compensation and benefit expense.
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
Income Taxes
      Income tax expense amounted to $28.5 million and $33.4 million for the quarter ended June 30, 2005 and 2004, respectively. The decrease recorded in the 2005 period was due to the decrease in the Company’s effective tax rate for the three months ended June 30, 2005 to 34.50% compared to 36.50% for the three months ended June 30, 2004 combined with a $9.1 million decrease in the Company’s income before provision for income taxes.
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

      As of June 30, 2005, the Company had a net deferred tax asset of $51.5 million compared to $111.7 million at June 30, 2004. The decrease in deferred tax assets was primarily due to deferred tax liabilities established in connection with fair value purchase accounting adjustments resulting from the SIB acquisition.
Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004
General
      Net income increased $17.5 million or 18.2% to $113.9 million for the six months ended June 30, 2005 compared to $96.4 million for the six months ended June 30, 2004. However, diluted earnings per share decreased 6.1% to $1.38 for the six months ended June 30, 2005 compared to $1.47 for the six months ended June 30, 2004.
      The earnings and per share data for 2005 include the operations of SIB which merged with the Company on April 12, 2004 and the related issuance of 28.2 million shares of the Company’s common stock in connection with the merger.
      The Company’s earnings growth was driven primarily by the benefit of the merger with SIB as well as the continued internal growth of the Company’s loan and deposit portfolios.
Net Interest Income
      Net interest income increased by $47.1 million or 22.2% to $259.4 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase was due to a $103.9 million increase in interest income partially offset by a $56.8 million increase in interest expense. The increase in net interest income primarily reflects the $3.86 billion increase in average interest-earning assets during the six months ended June 30, 2005, as compared to the same period in the prior year, reflecting in large part the effects of the SIB transaction. The growth was partially offset by the 29 basis point decrease in net interest margin between the periods.
      Purchase accounting adjustments arising from the SIB transaction increased net interest margin 28 basis points during the six months ended June 30, 2005 compared to a 20 basis point increase for the six months ended June 30, 2004. Purchase accounting adjustments relate to recording acquired assets and liabilities at their fair values and amortizing/accreting the adjustment (whether gain or loss) into net interest income over the average life of the corresponding asset or liability.
      The Company’s net interest margin decreased 29 basis points to 3.30% for the six months ended June 30, 2005 compared to 3.59% for the six months ended June 30, 2004. Although the average yield on interest-earning assets increased 8 basis points for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, the cost of average interest-bearing liabilities increased 35 basis points over the same period as interest-bearing liabilities repriced at a more rapid rate in the changing interest rate environment experienced in 2005.
      The compression in net interest margin was primarily attributable to the addition of the lower yielding SIB portfolios as well as new assets generated for portfolio retention during 2004 and the first half of 2005 being originated at lower yields. The compression was also a result of the Company repositioning its balance sheet in 2004 to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates paid on interest-bearing liabilities as the Company lengthened the duration of its borrowings.
      Interest income increased by $103.9 million to $404.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Interest income on loans increased $82.6 million due primarily to higher average outstanding loan balances of $3.24 billion compared to the prior year. Partially offsetting the increase in average balance was a decrease in the yield on the average loan portfolio of 13 basis points to 5.46% from 5.59% for the six months ended June 30, 2005 and June 30, 2004, respectively.

      The $3.24 billion increase in the average balance of loans was primarily attributable to the $3.86 billion of loans acquired as a result of the SIB transaction as well as internal loan growth. The Company realized average balance increases of $920.8 million in single-family and cooperative loans, $968.4 million in multi-family residential loans, $1.12 billion in commercial real estate loans, $102.6 million in commercial business loans, $3.5 million in mortgage warehouse lines of credit and $116.0 million in other loans for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
      Income on investment securities decreased $0.8 million due to a decrease in the average outstanding balance of investment securities of $78.7 million, partially offset by an increase in the average yield of 40 basis points to 4.48% from 4.08% for the six months ended June 30, 2005 compared to the same period in the prior year.
      Interest income on mortgage-related securities increased $18.9 million during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as a result of a $691.1 million increase in the average balance of mortgage-related securities combined with a 26 basis point increase in the yield earned from 4.13% for the six months ended June 30, 2004 to 4.39% for the six months ended June 30, 2005.
      Income on other interest-earning assets increased $3.1 million in the current six-month period compared to the prior year period primarily due to a $2.1 million increase in dividends received on FHLB stock held by the Company.
      Interest expense increased $56.8 million or 64.7% to $144.6 million for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Interest expense on deposits increased $33.9 million due primarily to a $2.73 billion increase in the average balance of deposits and a 46 basis point increase in the average rate paid on deposits to 1.30% for the six months ended June 30, 2005 compared to 0.84% for the six months ended June 30, 2004. The increase in the average balance was primarily the result of the $3.79 billion of deposits assumed in the SIB transaction and, to a lesser degree, an increase in the average balance of certificates of deposit as a result of deposit promotions conducted in order to develop alternative funding sources to reduce the Company’s dependence on higher costing wholesale borrowings as well as the continued deposit growth through the de novo branch expansion program.
      The average balance of core deposits increased $1.88 billion, or 34.5%, to $7.33 billion for the six months ended June 30, 2005 compared to $5.45 billion for the six months ended June 30, 2004. Lower costing core deposits represented approximately 71.6% of total deposits at June 30, 2005 compared to 76.1% at June 30, 2004. Core deposits are defined as all deposits other than certificates of deposit. The average balance of certificates of deposit increased $845.4 million or 47.7% to $2.62 billion for the six months ended June 30, 2005 compared to $1.78 billion for the six months ended June 30, 2004.
      Interest expense on borrowings (excluding subordinated notes) increased $20.8 million due to an increase of $1.08 billion in the average balance of borrowings combined with an increase in the average rate paid on such borrowings of 27 basis points to 2.94% in the six months ended June 30, 2005. The increase in the average balance was primarily due to the $2.65 billion of borrowings assumed in the SIB transaction which was partially offset by replacing borrowings with lower costing deposits. During the first half of 2005, the Company repaid $1.48 billion of short-term borrowings at a weighted average interest rate of 2.65% and borrowed $251.0 million of longer term fixed-rate borrowings at a weighted average interest rate of 3.24%. The Company also borrowed $660.0 million of short-term low-costing floating-rate borrowings at a weighted average interest rate of 3.35%.
      Interest expense on subordinated notes increased $2.1 million for the six months ended June 30, 2005 to $7.8 million compared to $5.7 million for the six months ended June 30, 2004. The average balance of subordinated notes increased $110.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was due to the issuance of $250.0 million aggregate principal amount of subordinated notes on March 22, 2004.

Provision for Loan Losses
      The Company did not record a provision for loan losses for the six months ended June 30, 2005 compared to a $2.0 million provision for loans losses for the six months ended June 30, 2004 primarily as a result of the improved quality in the characteristics of the loan portfolio.
Non-Interest Income
      The Company experienced a $3.5 million or 5.5% decrease in non-interest income, from $63.0 million for the six months ended June 30, 2004 to $59.5 million for six months ended June 30, 2005.
      The Company recorded gain on sales of securities of $5.1 million during the six months ended June 30, 2005 compared to gains of $0.6 million for the six months ended June 30, 2004.
      During the six months ended June 30, 2005, revenue from the Company’s mortgage-banking business decreased $9.1 million or 51.2% to $8.7 million compared to $17.8 million for the six months ended June 30, 2004. The Company sells multi-family residential loans (both loans originated for sale and from portfolio) in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. See Note 6 hereof. The $9.1 million decrease in mortgage-banking activities for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily due to reduced sales of loans as customer demand for multi-family loans originated for sale in the secondary market softened in the current interest rate cycle. The Company sold multi-family residential mortgage loans totaling $635.7 million during the six months ended June 30, 2005 compared to $974.3 million during the six months ended June 30, 2004. Included in the $635.7 million of loans sold in the first six months of 2005 were $211.4 million of loans that were originally held in portfolio. In addition, the Company sold $37.0 million of single-family residential loans during the six months ended June 30, 2005 compared to $51.2 million during the six months ended June 30, 2004.
      Mortgage-banking activities of $8.7 million for the six months ended June 30, 2005 reflected $6.5 million in gains, $0.9 million of origination fees and $5.3 million in servicing fees partially offset by $4.0 million of amortization of servicing assets. Included in the $6.5 million of gains were $0.4 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $0.7 million increase in the fair value of loan commitments for loans originated for sale and a $0.7 million decrease in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $9.1 million decrease in revenue from mortgage-banking activities for the six months ended June 30, 2005 compared to the six months in the prior year reflected decreases in gains of $10.4 million, increased amortization of servicing rights of $0.8 million, partially offset by higher service fees of $2.3 million.
      Service fee income decreased by $0.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The decrease in service fee income was primarily due to a decrease in prepayment and modification fees on loans due to the decline in loan refinancing activity partially offset by additional fee income generated by the addition of the SIB branch network. Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees decreased $4.2 million to $3.1 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Modification and extension fees decreased $1.1 million to $0.5 million for the six months ended June 30, 2005 compared to $1.6 million for the six months ended June 30, 2004.
      A component of service fees are revenues generated from the branch system which grew by $4.2 million, or 20.9%, to $24.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was primarily due to additional fee income generated by the SIB branch network.
      In addition, the Company also recorded an increase for the six months ended June 30, 2005 of approximately $1.5 million in the cash surrender value of BOLI compared to the six months ended June 30, 2004. The increase was primarily due to the merger with SIB which resulted in an increase in the amount of BOLI held by the Company since SIB also had BOLI.

      Other non-interest income remained level at $5.9 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
Non-Interest Expenses
      Non-interest expense increased $22.8 million, or 18.6%, to $145.0 million for the six months ended June 30, 2005 compared to $122.2 million for the six months ended June 30, 2004. This increase was attributable to increases of $10.6 million in compensation and employee benefits, $6.1 million in occupancy costs, $0.1 million in advertising costs, $3.1 million in the amortization of identifiable intangible assets and $3.5 million in other expenses which was partially offset by a decrease of $0.6 million of data processing fees. In general terms, the increase in non-interest expense was primarily attributable to the costs associated with managing a significantly larger bank franchise which resulted from the merger with SIB in April 2004.
      Compensation and employee benefits expense increased $10.6 million or 17.2% to $72.2 million for the six months ended June 30, 2005 as compared to $61.6 million for the same period in the prior year. The increase in compensation and benefit expense was primarily attributable to staff additions relating to the SIB transaction as well as the expansion of the Company’s commercial and retail lending operations.
      Occupancy costs increased $6.1 million for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The increase in occupancy expense was a direct result of operating the expanded branch franchise resulting from the SIB transaction as well as the increase in branch facilities resulting from the continued implementation of the Bank’s de novo branch expansion program and the expansion of the Bank’s commercial real estate lending operations in the Chicago market.
      Data processing fees decreased $0.6 million to $7.9 million for the six months ended June 30, 2005 as compared to the same period in the prior year. The decrease in data processing costs was a result of the Company operating dual systems during the second quarter of 2004 as a result of the SIB merger. The SIB system integration was completed in the early part of the third quarter of 2004.
      Advertising expenses increased by $0.1 million from $4.3 million for the six months ended June 30, 2004 to $4.4 million for the six months ended June 30, 2005. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media and radio as well as direct marketing programs and to support the Company’s larger franchise.
      Amortization of identifiable intangible assets increased by $3.1 million to $5.8 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was primarily due to six months of amortization of the $87.1 million core deposit intangible associated with the SIB during 2005.
      Other non-interest expenses increased $3.5 million to $29.6 million for the six months ended June 30, 2005 compared to $26.1 million for the same period in the prior year. The increase was primarily due to additional expenses associated with the expansion of operations resulting from the transaction with SIB. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.
Income Taxes
      Income tax expense amounted to $60.0 million and $54.7 million for the six months ended June 30, 2005 and 2004, respectively. The increase recorded in the 2005 period was due to the $22.8 million increase in the Company’s income before provision for income taxes which was partially offset by a decrease in the Company’s effective tax rate for the six months ended June 30, 2005 to 34.50% compared to 36.20% for the six months ended June 30, 2004.
      The effective tax rate was reduced due to the recognition of the previously discussed tax credit received by ICCRC, a subsidiary of the Bank. See “Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004 — Income Taxes”.

Regulatory Capital Requirements
      The following table sets forth the Bank’s compliance with applicable regulatory capital requirements at June 30, 2005.

	Required		Actual		Excess

(Dollars in Thousands)	Percent	Amount	Percent	Amount	Percent	Amount

Tier I leverage capital ratio (1)(2)	4.0%	$662,380	5.6%	$927,254	1.6%	$264,874
Risk-based capital ratios:(2)
Tier I	4.0	527,680	7.0	927,254	3.0	399,574
Total	8.0	1,055,361	10.9	1,434,652	2.9	379,291

(1)	Reflects the 4.0% requirement to be met in order for an institution to be “adequately capitalized” under applicable laws and regulations.

(2)	The Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.
Liquidity and Commitments
      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending and other funding requirements. The Company decreased its total borrowings (including subordinated notes) to $5.32 billion at June 30, 2005 as compared to $5.91 billion at December 31, 2004. At June 30, 2005, the Company had the ability to borrow from the FHLB an additional $1.51 billion on a secured basis, utilizing mortgage loans and securities as collateral.
      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at June 30, 2005 totaled $1.67 billion or 58.8% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

      The notional principal amount of the off-balance sheet financial instruments at June 30, 2005 and December 31, 2004 are as follows:

	Contract or Amount

(In Thousands)	June 30, 2005	December 31, 2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$723,983	$650,101
Commitments to extend credit — commercial business loans	411,818	267,649
Commitments to extend credit — mortgage warehouse lines of credit	678,393	775,905
Commitments to extend credit — other loans	226,008	212,119
Standby letters of credit	36,815	36,633
Commercial letters of credit	1,077	807

Total	$2,078,094	$1,943,214

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      At June 30, 2005, the Company had $67.3 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $5.1 million related to loan commitments for which the borrowers had not entered into interest rate locks and $62.2 million which were subject to interest rate locks. At June 30, 2005, the Company had $62.2 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a gain of $0.4 million and the fair market value of the related forward loan sale agreements was a loss of $0.4 million at June 30, 2005.
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
      Based on the information and assumptions in effect at June 30, 2005, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $1.0 million or 0.22%, while a 200 basis point gradual decrease in interest rates over the same time period would decrease net interest income by $22.1 million or 4.6%.
      Gap Analysis. Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 2005, the Company’s one-year cumulative gap position was a negative 7.00% compared to a negative 2.57% at December 31, 2004. A negative gap will generally result in net interest margin decreasing in a rising rate environment and increasing in a falling rate environment. A positive gap will generally have the opposite results on net interest margin.

      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.
      The gap analysis, however, is an incomplete representation of interest rate risk and has certain limitations. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2005 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors and demographic variables.
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

      The following table reflects the repricing of the balance sheet, or “gap” position at June 30, 2005.

	0 – 90	91 – 180	181 – 365	1 – 5	Over
(In Thousands)	Days	Days	Days	Years	5 Years	Total

Interest-earning assets:
Mortgage loans(1)	$770,302	$338,088	$606,431	$4,334,243	$4,018,429	$10,067,493
Commercial business and other loans	1,236,886	59,876	107,483	397,252	211,573	2,013,070
Securities available-for-sale (2)	219,783	231,953	448,727	2,439,269	330,249	3,669,981
Other interest-earning assets (3)	268,938	—	—	—	—	268,938

Total interest-earning assets	2,495,909	629,917	1,162,641	7,170,764	4,560,251	16,019,482
Interest-bearing liabilities:
Savings, NOW and money market deposits	483,478	483,478	966,956	1,578,849	2,406,645	5,919,406
Certificates of deposit	601,611	291,429	749,776	1,194,521	—	2,837,337
Borrowings	1,070,020	450,090	461,800	2,129,483	809,381	4,920,774
Subordinated notes	(222)	(222)	(443)	397,659	—	396,772

Total interest-bearing liabilities	2,154,887	1,224,775	2,178,089	5,300,512	3,216,026	14,074,289

Interest sensitivity gap	341,022	(594,858)	(1,015,448)	1,870,252	1,344,225

Cumulative interest sensitivity gap	$341,022	$(253,836)	$(1,269,284)	$600,968	$1,945,193

Cumulative interest sensitivity gap as a percentage of total assets	1.88%	(1.40)%	(7.00)%	3.31%	10.72%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

Item 4.	Controls and Procedures
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
      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended), occurred during the six months ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OTHER INFORMATION
Part II

Item 1.	Legal Proceedings
                Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
                (a)-(b) Not applicable.

(c)	The following table contains information about our purchases of equity securities during the second quarter of 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Remaining
	Total Number		as Part of a	Shares that May
	of Shares	Average Price	Publicly	Be Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan

April 1-30, 2005	413,463	$35.87	413,463	1,551,075
May 1-31, 2005	543,600	36.64	543,600	1,007,475
June 1-30, 2005	831,115	36.33	831,115	176,360

Total	1,788,178	$36.32	1,788,178

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. Since that announcement, the Company has purchased 2,823,640 shares for an aggregate cost of $104.7 million at an average price per share of $37.06.
      On May 27, 2005, the Company announced that its Board of Directors authorized the twelfth stock repurchase plan for up to five million shares of the Company’s outstanding common shares subject to completion of their eleventh stock repurchase program.

Item 3.	Defaults upon Senior Securities
                Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 26, 2005. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to proxy materials dated April 15, 2005. Of the 85,496,996 shares eligible to vote at the meeting, 74,283,791 were represented in person or by proxy.

(b)	There was no solicitation in opposition to the Board’s nominees for director. Four nominees were elected for a three-year term expiring in 2008.

	No. of Votes	No. of Votes
	For	Withheld

1. Willard N. Archie	72,326,185	1,957,606
2. Robert B. Catell	64,201,089	10,082,702
3. Harry P. Doherty	72,538,985	1,744,806
4. John R. Morris	72,891,509	1,392,282

(c)	Two additional proposals were submitted for a vote, with the following result:

	No. of Votes	No. of Votes	No. of Votes
	For	Against	Abstaining

(1) To approve the adoption of the 2005 Stock Incentive Plan	46,644,241	11,473,612	435,332
(2) Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005	68,292,831	5,668,958	322,002

Item 5.	Other Information
      Not applicable

Item 6.	Exhibits

No.	Description

4	Instruments defining the rights of securities holders, including indebtedness(1).
31.1	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Independence Community Bank Corp. has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of Independence Community Bank Corp. and its subsidiaries on a consolidated basis. Independence Community Bank Corp. agrees to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE COMMUNITY BANK CORP.

Date: August 5, 2005	By: /s/ Alan H. Fishman Alan H. Fishman President and Chief Executive Officer

Date: August 5, 2005	By: /s/ Frank W. Baier Frank W. Baier Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer