Form 10-Q
period 2005-09-30
INDEPENDENCE COMMUNITY BANK CORP
filed 2005-11-04
CIK 945734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes  ☑     No  ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.
Yes  ☐     No  ☑
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 2, 2005, the registrant had 82,017,078 shares of common stock ($.01 par value per share) outstanding.

INDEPENDENCE COMMUNITY BANK CORP.

Independence Community Bank Corp.
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2005	2004

	(Unaudited)	(Audited)
ASSETS:
Cash and due from banks — interest-bearing	$173,984	$84,532
Cash and due from banks — non-interest-bearing	282,087	276,345

Total cash and cash equivalents	456,071	360,877

Securities available-for-sale:
Investment securities ($30,271 and $25,764 pledged to creditors, respectively)	390,250	454,305
Mortgage-related securities ($2,844,782 and $2,927,519 pledged to creditors, respectively)	3,161,043	3,479,482

Total securities available-for-sale	3,551,293	3,933,787

Loans available-for-sale	105,429	96,671

Mortgage loans on real estate	10,278,333	9,315,090
Other loans	2,053,556	1,933,502

Total loans	12,331,889	11,248,592
Less: allowance for loan losses	(101,671)	(101,435)

Total loans, net	12,230,218	11,147,157

Premises, furniture and equipment, net	163,297	162,687
Accrued interest receivable	71,638	64,437
Goodwill	1,191,718	1,155,572
Identifiable intangible assets, net	70,438	79,056
Bank owned life insurance (“BOLI”)	332,465	321,040
Other assets	327,793	432,146

Total assets	$18,500,360	$17,753,430

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Savings deposits	$2,280,861	$2,630,416
Money market deposits	606,750	752,310
Active management account (“AMA”) deposits	379,416	948,977
Interest-bearing demand deposits	2,365,618	1,214,190
Non-interest-bearing demand deposits	1,561,529	1,487,756
Certificates of deposit	3,309,080	2,271,415

Total deposits	10,503,254	9,305,064

Borrowings	4,756,893	5,511,972
Subordinated notes	397,017	396,332
Senior notes	248,098	—
Escrow and other deposits	179,930	104,304
Accrued expenses and other liabilities	160,127	131,715

Total liabilities	16,245,319	15,449,387

Stockholders’ equity:
Common stock, $.01 par value: 250,000,000 shares authorized at September 30, 2005 and December 31, 2004; 104,243,820 shares issued at September 30, 2005 and December 31, 2004; 81,859,731 and 84,928,719 shares outstanding at September 30, 2005 and December 31, 2004, respectively	1,042	1,042
Additional paid-in-capital	1,907,063	1,900,252
Treasury stock at cost: 22,384,089 and 19,315,101 shares at September 30, 2005 and December 31, 2004, respectively	(473,707)	(341,226)
Unallocated common stock held by ESOP	(60,559)	(64,267)
Unvested restricted stock awards under stock benefit plans	(10,614)	(9,701)
Retained earnings, partially restricted	925,642	821,702
Accumulated other comprehensive loss:
Net unrealized loss on securities available-for-sale, net of tax	(33,826)	(3,759)

Total stockholders’ equity	2,255,041	2,304,043

Total liabilities and stockholders’ equity	$18,500,360	$17,753,430

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest income:
Mortgage loans on real estate	$136,486	$121,669	$389,881	$304,792
Other loans	33,542	25,101	90,126	68,431
Loans available-for-sale	1,266	1,509	3,971	5,113
Investment securities	4,708	6,337	13,603	16,046
Mortgage-related securities	34,871	37,269	112,359	95,817
Other	2,892	1,500	7,873	3,362

Total interest income	213,765	193,385	617,813	493,561

Interest expense:
Deposits	44,736	19,239	108,713	49,299
Borrowings	39,288	38,918	112,138	90,972
Subordinated notes	3,903	3,838	11,710	9,548
Senior notes	281	—	281	—

Total interest expense	88,208	61,995	232,842	149,819

Net interest income	125,557	131,390	384,971	343,742
Provision for loan losses	—	—	—	2,000

Net interest income after provision for loan losses	125,557	131,390	384,971	341,742
Non-interest income:
Net gain on sales of securities	1,428	883	6,518	1,532
Net gain on sales of loans	128	80	172	175
Mortgage-banking activities	6,597	6,295	15,259	24,053
Service fees	17,253	18,508	49,261	50,746
BOLI	3,959	3,912	11,751	10,214
Other	3,680	6,219	9,596	12,135

Total non-interest income	33,045	35,897	92,557	98,855

Non-interest expense:
Compensation and employee benefits	38,096	36,748	110,264	98,313
Occupancy costs	13,126	11,702	38,299	30,821
Data processing fees	3,929	2,938	11,788	11,381
Advertising	2,389	2,385	6,802	6,676
Other	15,254	17,775	44,888	43,861

Total general and administrative expense	72,794	71,548	212,041	191,052

Amortization of identifiable intangible assets	2,816	2,540	8,617	5,285

Total non-interest expense	75,610	74,088	220,658	196,337

Income before provision for income taxes	82,992	93,199	256,870	244,260
Provision for income taxes	28,632	29,785	88,620	84,455

Net income	$54,360	$63,414	$168,250	$159,805

Basic earnings per share	$0.69	$0.79	$2.11	$2.33

Diluted earnings per share	$0.67	$0.76	$2.05	$2.23

Dividends declared per common share	$0.27	$0.24	$0.80	$0.69

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2005 and 2004
(In Thousands, Except Share Amounts)
(Unaudited)

					Unearned
				Unallocated	Common		Accumulated
		Additional		Common	Stock Held by		Other
	Common	Paid-In	Treasury	Stock Held	Recognition	Retained	Comprehensive
	Stock	Capital	Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2004	$1,042	$1,900,252	$(341,226)	$(64,267)	$(9,701)	$821,702	$(3,759)	$2,304,043
Comprehensive income:
Net income for the nine months ended September 30, 2005	—	—	—	—	—	168,250	—	168,250
Other comprehensive income, net of tax benefit of $24.4 million
Change in net unrealized losses on securities available-for-sale, net of tax of $19.8 million	—	—	—	—	—	—	(27,228)	(27,228)
Less: reclassification adjustment of net gains realized in net income, net of tax benefit of $2.1 million	—	—	—	—	—	—	(2,839)	(2,839)

Comprehensive income	—	—	—	—	—	168,250	(30,067)	138,183
Treasury stock issued for options exercised (and related tax benefit) and director fees (1,185,314 shares)	—	(3,300)	21,873	—	—	—	—	18,573
Repurchase of common stock (4,254,302 shares)	—	—	(154,354)	—	—	—	—	(154,354)
Dividends declared	—	—	—	—	—	(64,310)	—	(64,310)
Stock compensation expense	—	2,334	—	—	—	—	—	2,334
ESOP shares committed to be released	—	4,198	—	3,708	—	—	—	7,906
Issuance of grants and amortization of earned portion of restricted stock awards	—	3,579	—	—	(913)	—	—	2,666

Balance — September 30, 2005	$1,042	$1,907,063	$(473,707)	$(60,559)	$(10,614)	$925,642	$(33,826)	$2,255,041

Balance — December 31, 2003	$760	$761,880	$(380,088)	$(69,211)	$(7,598)	$678,353	$7,015	$991,111
Comprehensive income:
Net income for the nine months ended September 30, 2004	—	—	—	—	—	159,805	—	159,805
Other comprehensive income, net of tax benefit of $0.4 million
Change in net unrealized gains on securities available-for-sale, net of tax of $1.8 million	—	—	—	—	—	—	(3,441)	(3,441)
Less: reclassification adjustment of net gains realized in net income, net of tax of $1.7 million	—	—	—	—	—	—	(3,243)	(3,243)

Comprehensive income	—	—	—	—	—	159,805	(6,684)	153,121
Treasury stock issued for options exercised (and related tax benefit) and for director fees (1,868,378 shares)	—	858	32,116	—	—	—	—	32,974
Common stock issued in connection with Staten Island Bancorp, Inc. acquisition (28,200,070 shares)	282	1,106,853	—	—	—	—	—	1,107,135
Dividends declared	—	—	—	—	—	(48,556)	—	(48,556)
Stock compensation expense	—	1,211	—	—	—	—	—	1,211
ESOP shares committed to be released	—	4,277	—	3,708	—	—	—	7,985
Issuance of grants and amortization of earned portion of restricted stock awards	—	2,109	—	—	(3,220)	—	—	(1,111)

Balance — September 30, 2004	$1,042	$1,877,188	$(347,972)	$(65,503)	$(10,818)	$789,602	$331	$2,243,870

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash Flows from Operating Activities:
Net income	$168,250	$159,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2,000
Net gain on sales of securities	(6,518)	(1,532)
Net gain on sales of loans	(172)	(175)
Originations of loans available-for-sale	(964,767)	(988,377)
Proceeds from sales of loans available-for-sale	1,250,374	1,977,512
Amortization of deferred income and premiums	(21,342)	(11,098)
Amortization of identifiable intangibles	8,617	5,285
Amortization of earned portion of ESOP and restricted stock awards	12,065	10,942
Depreciation and amortization	15,441	12,517
Deferred income tax provision	35,214	—
Increase in accrued interest receivable	(7,201)	(4,993)
Increase (decrease) in accrued expenses and other liabilities	27,626	(127,222)
Other, net	(14,264)	52,488

Net cash provided by operating activities	503,323	1,087,152

Cash Flows from Investing Activities:
Loan originations and purchases	(2,989,563)	(3,733,808)
Principal payments on loans	1,584,025	1,679,317
Advances on mortgage warehouse lines of credit	(7,798,878)	(7,549,423)
Repayments on mortgage warehouse lines of credit	7,834,697	7,446,052
Proceeds from sale of securities available-for-sale	482,376	284,503
Proceeds from maturities of securities available-for-sale	158,733	75,505
Principal collected on securities available-for-sale	578,424	837,972
Purchases of securities available-for-sale	(896,069)	(530,252)
Redemption of Federal Home Loan Bank stock	43,000	35,915
Cash consideration paid to acquire Staten Island Bancorp	—	(368,500)
Cash and cash equivalents acquired from Staten Island Bancorp acquisition	—	669,614
Proceeds from sale of other real estate	309	1,519
Net additions to premises, furniture and equipment	(16,051)	(21,571)

Net cash used in investing activities	(1,018,997)	(1,173,157)

Cash Flows from Financing Activities:
Net increase in demand and savings deposits	160,525	512,407
Net increase (decrease) in time deposits	1,043,228	(311,184)
Net decrease in borrowings	(714,286)	(181,952)
Net increase in subordinated notes	—	247,668
Net increase in senior notes	248,248	—
Net increase in escrow and other deposits	75,626	40,663
Proceeds from exercise of stock options	16,191	33,071
Repurchase of common stock	(154,354)	—
Dividends paid	(64,310)	(48,556)

Net cash provided by financing activities	610,868	292,117

Net increase in cash and cash equivalents	95,194	206,112
Cash and cash equivalents at beginning of period	360,877	172,028

Cash and cash equivalents at end of period	$456,071	$378,140

Supplemental Information
Income taxes paid	$63,719	$40,706

Interest paid	$229,847	$133,766

Income tax benefit realized from exercise of stock options	$8,891	$12,535

Non-Cash Investing Activities
Common stock issued for Staten Island Bancorp, Inc. acquisition	$—	$1,107,135

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
Notes to Consolidated Financial Statements

1.	Organization/ Form of Ownership
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
      As part of the Conversion, Independence Community Bank Corp. (the “Company”) was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision (“OTS”) as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998, issuing 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of $18.4 million of expenses. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company’s Employee Stock Ownership Plan (the “ESOP”), which used such funds to purchase 5,632,870 shares of the Company’s common stock in the open market subsequent to completion of the initial public offering. As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the “Foundation”) and concurrently with the completion of the initial public offering donated 5,632,870 shares of common stock. The Foundation was established in order to further the Company’s and the Bank’s commitment to the communities they serve.
      The Bank established, in accordance with the requirements of the New York State Banking Department (the “Department”), a liquidation account for the benefit of depositors of the Bank as of March 31, 1996 and September 30, 1997 in the amount of $319.7 million, which was equal to the Bank’s total equity as of the date of the latest consolidated statement of financial condition (August 31, 1997) appearing in the final prospectus used in connection with the Conversion. The liquidation account is reduced as, and to the extent that, eligible and supplemental eligible account holders (as defined in the Plan of Conversion) have reduced their qualifying deposits as of each December 31st. Subsequent increases in deposits do not restore an eligible or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder or supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.
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
      The Board of Directors declared the Company’s twenty-ninth consecutive quarterly cash dividend on October 28, 2005. The dividend amounted to $0.27 per share of common stock and is payable on November 23, 2005 to stockholders of record on November 9, 2005.
      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. On May 27,

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the Company announced that its Board of Directors authorized the twelfth stock repurchase plan for up to an additional five million shares of the Company’s outstanding common shares subject to completion of the eleventh stock repurchase program. The Company completed its eleventh stock repurchase plan and commenced its twelfth stock repurchase program on August 12, 2005. As of September 30, 2005, 1,463,973 shares had been repurchased at an average cost of $34.32 per share and 3,536,027 shares remain to be purchased pursuant to the Company’s twelfth repurchase program. The Company suspended its twelfth repurchase program as a result of entering into the Agreement and Plan of Merger among the Company, Sovereign Bancorp, Inc. (“Sovereign”) and Iceland Acquisition Corp. dated as of October 24, 2005. (See Note 15).
      The repurchased shares are held as treasury stock. A portion of such shares has been utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company’s minority equity investment in Meridian Capital Group, LLC (“Meridian Capital”). Treasury shares also are being used to fund the Company’s stock benefit plans, in particular, the 1998 Stock Option Plan (the “Option Plan”), the Directors Fee Plan, the 2002 Stock Incentive Plan (the “Stock Incentive Plan”) and the 2005 Stock Incentive Plan. The Company issued 1,185,314 shares of treasury stock in connection with the exercise of options and director fees with an aggregate value of $22.2 million at the date of issuance during the nine months ended September 30, 2005.
      During the nine months ended September 30, 2005, the Company repurchased 4,254,302 shares of its common stock at an aggregate cost of $154.4 million. At September 30, 2005, the Company had repurchased a total of 37,766,818 shares pursuant to the twelve repurchase programs at an aggregate cost of $708.3 million and reissued 15,382,729 shares with an aggregate value, as calculated, of $236.2 million.
      The Company increased its issued and outstanding common shares by 28,200,070 shares as the stock portion of the consideration paid in connection with the merger with Staten Island Bancorp, Inc. (“SIB”) which was effective as of the close of business on April 12, 2004.

Business
      The Company’s principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of September 30, 2005, the Bank operated 123 banking offices, including the 35 additional branches which resulted from the merger with SIB in April 2004, located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau and Suffolk counties of New York and New Jersey. At its banking offices located on Staten Island, the Bank conducts business as SI Bank & Trust, a division of the Bank. During the nine months ended September 30, 2005, the Company opened five new offices and currently expects to expand its branch network through the opening of approximately two additional branch locations during the remainder of 2005. During 2005, the Company closed four branch offices, one each in Brooklyn and Westchester and two in New Jersey. In addition, the Bank maintains one branch facility in Maryland and loan production offices in Maryland, Florida and Illinois as a result of the expansion of the Company’s commercial real estate lending activities.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“2004 Annual Report”).

Critical Accounting Estimates
      The Company has identified the evaluation of the allowance for loan losses, goodwill and deferred tax assets as critical accounting estimates where amounts are sensitive to material variation. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. A description of these policies, which significantly affect the determination of the Company’s financial condition and results of operations are summarized in Note 2 (“Summary of Significant Accounting Policies”) to the Consolidated Financial Statements in the 2004 Annual Report.

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
      Effective January 1, 2003, the Company commenced recognizing stock-based compensation expense with respect to options granted subsequent to December 31, 2002 in accordance with the fair value-based method of accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended (“SFAS No. 123”). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. See Note 12 hereof. See also Note 3 hereof for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” which was issued in December 2004.

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

3.	Impact of New Accounting Pronouncements
      The following is a description of new accounting pronouncements and their effect on the Company’s financial condition and results of operations.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
      In November 2003, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its 2004 Annual Report. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”) and other cost method investments for reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
      In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-2 requires the effect of this subsidy to be included in the measurement of postretirement health care benefit costs effective for interim or annual periods beginning after June 15, 2004. Therefore, the expense amounts shown in Note 11 for the nine months ended September 30, 2005 reflect the effects of the Act.

FASB Statement No. 123 (revised 2004) — Share-Based Payment
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”) a revision of FASB Statement No. 123. Statement No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, which did not require companies to expense options. Under the terms of the Statement, the accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, remains unchanged. The Company recognizes stock-based compensation expense on options granted subsequent to December 31, 2002 in accordance with SFAS No. 123.
      For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally would be measured at fair value at the grant date. The grant-date fair value would be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments (unless observable market prices for the same or similar options are available). The cost would be recognized over the requisite service period (often the vesting period). The cost of employee services received in exchange for liabilities would be measured initially at the fair value (rather than the previously allowed intrinsic value under APB Opinion No. 25, Accounting for Stock Issued to Employees) of the liabilities and would be remeasured subsequently at each reporting date through the end of the required service period.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The statement will be applied to public entities prospectively for fiscal years beginning after June 15, 2005 as if all share-based compensation awards vesting, granted, modified, or settled after December 15, 1994 had been accounted for using the fair value-based method of accounting. The Company will incur additional expense in 2006 for unvested options at January 1, 2006 that were granted prior to January 1, 2003. The Company will also incur additional expense with respect to unvested stock awards which will accelerate vesting upon the completion of the pending acquisition of the Company pursuant to the terms of the Merger Agreement among the Company, Sovereign and Iceland Acquisition Corp. which is currently expected to close on or about July 1, 2006. (See Note 15).
      The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial condition or results of operations.

4.	Securities Available-for-Sale
      The amortized cost and estimated fair value of securities available-for-sale at September 30, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Thousands)	Cost	Gains	Losses	Fair Value

Investment securities:
Debt securities:
U.S. government and agencies	$230,731	$—	$(2,898)	$227,833
Corporate	68,501	97	—	68,598
Municipal	160	—	—	160

Total debt securities	299,392	97	(2,898)	296,591

Equity securities:
Preferred	94,377	767	(1,554)	93,590
Common	69	—	—	69

Total equity securities	94,446	767	(1,554)	93,659

Total investment securities	393,838	864	(4,452)	390,250

Mortgage-related securities:
Fannie Mae pass through certificates	406,797	1,657	(5,980)	402,474
Government National Mortgage Association (“GNMA”) pass through certificates	17,762	—	(36)	17,726
Freddie Mac pass through certificates	722,610	20	(8,033)	714,597
Collateralized mortgage obligation bonds	2,068,859	22	(42,635)	2,026,246

Total mortgage-related securities	3,216,028	1,699	(56,684)	3,161,043

Total securities available-for-sale	$3,609,866	$2,563	$(61,136)	$3,551,293

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of securities available-for-sale at December 31, 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Thousands)	Cost	Gains	Losses	Fair Value

Investment securities:
Debt securities:
U.S. government and agencies	$212,016	$1,002	$(950)	$212,068
Corporate	89,093	604	(316)	89,381
Municipal	4,630	236	—	4,866

Total debt securities	305,739	1,842	(1,266)	306,315

Equity securities:
Preferred	146,604	1,100	(774)	146,930
Common	486	583	(9)	1,060

Total equity securities	147,090	1,683	(783)	147,990

Total investment securities	452,829	3,525	(2,049)	454,305

Mortgage-related securities:
Fannie Mae pass through certificates	449,182	4,405	(2,212)	451,375
GNMA pass through certificates	7,259	330	(26)	7,563
Freddie Mac pass through certificates	973,750	5,070	(585)	978,235
Collateralized mortgage obligation bonds	2,057,221	3,400	(18,312)	2,042,309

Total mortgage-related securities	3,487,412	13,205	(21,135)	3,479,482

Total securities available-for-sale	$3,940,241	$16,730	$(23,184)	$3,933,787

5.	Loans Available-for-Sale and Loan Servicing Assets
      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	September 30,	December 31,
(Dollars in Thousands)	2005	2004

Loans available-for-sale:
Single-family residential	$4,723	$74,121
Multi-family residential	100,706	22,550

Total loans available-for-sale	$105,429	$96,671

Fannie Mae Loan Sale Program
      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae pursuant to forward sales agreements previously entered into at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the nine months ended September 30, 2005, the Company originated for sale $906.1 million and sold $1.17 billion of fixed-rate multi-family loans, including $266.3 million of loans held in portfolio, in the secondary market to

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fannie Mae with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole (as discussed below) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. Substantially all the loans sold to Fannie Mae under this program are newly originated using the Company’s underwriting guidelines. At September 30, 2005, the Company serviced $5.99 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $178.1 million.
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
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At September 30, 2005 the Company had a $9.0 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.
      As a result of retaining servicing on $6.03 billion of multi-family loans sold to Fannie Mae, which includes both loans originated for sale and loans sold from portfolio, the Company had an $10.1 million servicing asset at September 30, 2005.
      At September 30, 2005, the Company also had a $4.9 million loan servicing asset related to $517.5 million of single-family loans that were sold in the secondary market with servicing retained as a result of the SIB transaction.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	At or for the
	Nine Months Ended
	September 30,

(Dollars in Thousands)	2005	2004

Balance at beginning of period	$18,100	$7,772
Loan servicing asset of acquired institution	—	7,687
Capitalized servicing asset	2,932	12,417
Reduction of servicing asset	(6,080)	(5,883)

Balance at end of period	$14,952	$21,993

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
      The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC (“Meridian Company”), a Delaware limited liability company, has a one-third ownership interest. ICM Capital’s operations will be coordinated with those of Meridian Capital. Meridian Capital is 65% owned by Meridian Capital Funding, Inc. (“Meridian Funding”), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Company. Meridian Funding and Meridian Company have the same principal owners. See Note 14 hereof.

Single-Family Loan Sale Program
      Over the past several years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”). In January 2005, Cendant was spun off from its parent company, Cendant Corporation, to PHH Corporation. Cendant was subsequently renamed PHH Mortgage Corporation (“PHH Mortgage”). Under this program, the Company utilizes PHH Mortgage’s loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to PHH Mortgage on a non-recourse basis at agreed upon pricing. During the nine months ended September 30, 2005, the Company originated for sale $58.2 million and sold $57.8 million of single-family residential mortgage loans through the program. At September 30, 2005, the Company held $4.7 million of loans available-for-sale under this program.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of mortgage-banking activity income is as follows for the periods indicated:

	For the Nine Months
	Ended September 30,

(Dollars in Thousands)	2005	2004

Origination fees	$1,502	$1,651
Servicing fees	7,716	5,579
Gain on sales	12,121	22,454
Change in fair value of loan commitments	(222)	(5,094)
Change in fair value of forward loan sale agreements	222	5,094
Amortization of loan servicing asset	(6,080)	(5,631)

Total mortgage-banking activity income	$15,259	$24,053

      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and PHH Mortgage also meet the definition of a derivative instrument under SFAS No. 133. See Note 13 hereof.

6.	Loans, net
      The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	September 30, 2005		December 31, 2004

		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total

Mortgage loans:
Single-family residential and cooperative apartment	$2,131,543	17.3%	$2,490,062	22.1%
Multi-family residential	4,634,534	37.6	3,800,649	33.8
Commercial real estate	3,522,846	28.6	3,034,254	27.0

Total principal balance — mortgage loans	10,288,923	83.5	9,324,965	82.9
Less net deferred fees	10,590	0.1	9,875	0.1

Total mortgage loans	10,278,333	83.4	9,315,090	82.8

Commercial business loans, net of deferred fees	914,479	7.4	809,392	7.2

Other loans:
Mortgage warehouse lines of credit	624,081	5.0	659,942	5.9
Home equity loans and lines of credit	477,725	3.9	416,351	3.7
Consumer and other loans	37,271	0.3	47,817	0.4

Total principal balance — other loans	1,139,077	9.2	1,124,110	10.0
Less unearned discounts and deferred fees	—	0.0	—	0.0

Total other loans	1,139,077	9.2	1,124,110	10.0

Total loans	12,331,889	100.0%	11,248,592	100.0%

Less allowance for loan losses	101,671		101,435

Loans, net	$12,230,218		$11,147,157

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
      The following table sets forth loan originations regarding the Company’s loan expansion program for the period indicated as follows:

	For the Nine Months
	Ended September 30, 2005

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Originations for portfolio:
Multi-family residential	$190,515	$139,013	$32,784
Commercial real estate	37,425	71,360	3,769
Originations for sale:
Multi-family residential	105,455	242,430	8,200

Total originations	$333,395	$452,803	$44,753

      The following table sets forth information regarding total loans outstanding (excluding loans held for sale) secured by properties located in the Company’s loan expansion market areas as follows:

	At September 30, 2005

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Mortgage warehouse lines of credit	$172,500	$—	$—
Multi-family residential	327,094	233,919	31,662
Commercial real estate	108,507	205,913	3,769
Commercial business loans	5,712	70	—

Total loans outstanding	$613,813	$439,902	$35,431

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Non-Performing Assets
      The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned (“OREO”) at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal.

	September 30,	December 31,
(Dollars in Thousands)	2005	2004

Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$5,356	$7,495
Multi-family residential	971	1,394
Commercial real estate	9,894	12,517
Commercial business loans	17,182	22,002
Other loans(1)	418	236

Total non-accrual loans	33,821	43,644

Loans past due 90 days or more as to:
Interest and accruing	18	117
Principal and accruing(2)	7,808	5,517

Total past due accruing loans	7,826	5,634

Total non-performing loans	41,647	49,278
Other real estate owned, net(3)	1,591	2,512

Total non-performing assets(4)	$43,238	$51,790

Restructured loans	$4,084	$4,198

Allowance for loan losses as a percent of total loans	0.82%	0.90%
Allowance for loan losses as a percent of non-performing loans	244.13%	205.84%
Non-performing loans as a percent of total loans	0.34%	0.44%
Non-performing assets as a percent of total assets	0.23%	0.29%

(1)	Consists primarily of FHA home improvement loans and home equity loans and lines of credit.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

8.	Allowance for Loan Losses
      The determination of the level of the allowance for loan losses and the periodic provisions to the allowance charged to income is the responsibility of management. In assessing the level of the allowance for loan losses, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight. The continued shifting of the composition of the loan portfolio to be more commercial-bank like by increasing the aggregate balance of commercial real estate and business loans and mortgage warehouse lines of credit may increase the level of known and inherent losses in the Company’s loan portfolio.
      The formalized process for assessing the level of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of pass, criticized or classified loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful or loss. Loans that do not meet the criteria to be characterized as criticized or classified are categorized as pass loans. Each risk level, including pass loans, has an associated reserve factor that increases as the risk level category increases. The reserve factor for criticized and classified loans becomes larger as the risk level increases. The reserve factor for pass loans differs based upon the loan and collateral type. For example, commercial business loans have a larger loss factor applied to pass loans since these loans are deemed to have higher levels of known and inherent loss than commercial real estate and multi-family residential loans. The reserve factor is applied to the aggregate balance of loans designated to each risk level to compute the aggregate reserve requirement. This method of analysis is performed on the entire loan portfolio.
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
      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at September 30, 2005 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	At or for the
	Nine Months Ended
	September 30,

(Dollars in Thousands)	2005	2004

Allowance at beginning of period	$101,435	$79,503

Allowance of acquired institution (Staten Island)	—	24,069
Provision:
Mortgage loans	—	2,000
Commercial business and other loans(1)	—	—

Total provisions	—	2,000

Charge-offs:
Mortgage loans	97	1,186
Commercial business and other loans(1)	2,045	765

Total charge-offs	2,142	1,951

Recoveries:
Mortgage loans	427	189
Commercial business and other loans(1)	1,951	1,100

Total recoveries	2,378	1,289

Net loans recovered/(charged-off)	236	(662)

Allowance at end of period	$101,671	$104,910

Net loans charged-off to allowance for loan losses
at period end	N/A	0.63%
Net loans charged-off to average loans outstanding	N/A	0.007%
Allowance for loan losses as a percent of total loans at period end	0.82%	0.94%
Allowance for loan losses as a percent of total non-performing loans at period end(2)	244.13%	151.37%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

9.	Goodwill and Identifiable Intangible Assets
      Effective April 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which resulted in discontinuing the amortization of goodwill (excess cost over the fair value of net assets acquired). Under SFAS No. 142, goodwill is instead carried at its book value as of April 1, 2001 and any future impairment of goodwill will be recognized as non-interest expense in the period of impairment. However, under SFAS No. 142, identifiable intangible assets (such as core deposit premiums) with identifiable lives will continue to be amortized.
      The Company’s goodwill was $1.19 billion and $1.16 billion at September 30, 2005 and December 31, 2004, respectively. The $36.1 million increase in goodwill during the nine months ended September 30, 2005

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was a result of finalizing certain tax and accounting positions related to the SIB transaction which became effective on the close of business on April 12, 2004.
      The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2005. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.
      The Company’s identifiable intangible assets were $70.4 million and $79.1 million at September 30, 2005 and December 31, 2004, respectively. The decrease was a result of the amortization of the $87.1 million core deposit intangible recognized as a result of the SIB transaction. Core deposit intangibles currently held by the Company are being amortized using the interest method over fourteen years.
      The following table sets forth the Company’s identifiable intangible assets at the dates indicated which consist solely of deposit intangibles:

	At September 30, 2005			At December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Deposit intangibles	$87,133	$16,695	$70,438	$91,129	$12,073	$79,056

      The following sets forth the estimated amortization expense for the years ended December 31:

2005	$11,379
2006	$10,496
2007	$9,612
2008	$8,728
2009	$7,844
2010 and thereafter	$30,997
      Amortization expense related to identifiable intangible assets was $2.8 million and $2.5 million for the quarters ended September 30, 2005 and 2004, respectively and $8.6 million and $5.3 million for the nine months ended September 30, 2005 and 2004, respectively.

10.	Earnings Per Share
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In Thousands, Except Per Share Amounts)	2005	2004	2005	2004

Numerator:
Net income	$54,360	$63,414	$168,250	$159,805

Denominator:
Weighted average number of common shares outstanding — basic	78,727	79,924	79,611	68,554
Weighted average number of common stock equivalents (restricted stock and options)	2,086	3,452	2,438	3,110

Weighted average number of common shares and common stock equivalents — diluted	80,813	83,376	82,049	71,664

Basic earnings per share	$.69	$.79	$2.11	$2.33

Diluted earnings per share	$.67	$.76	$2.05	$2.23

      At September 30, 2005 and September 30, 2004, there were 1,061,772 and 280,783 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. For additional disclosures regarding outstanding stock options and restricted stock awards, see Note 12.

11.	Benefit Plans

Pension Plan
      The Company has a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all of its full-time employees and certain part-time employees who qualify to participate. Employees first hired on or after August 1, 2000 are not eligible to participate in the Pension Plan. The Company makes annual contributions to the Pension Plan equal to the amount necessary to satisfy the funding requirements of the Employee Retirement Income Security Act (“ERISA”).
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
      In connection with the SIB transaction on April 12, 2004, the Company acquired the SI Bank & Trust Retirement Plan (“Staten Island Plan”), a noncontributory defined benefit pension plan, which was frozen effective as of December 31, 1999. The Staten Island Plan was merged with the Pension Plan on September 30, 2005. The Company’s Pension Plan, the Supplemental Plan and the Staten Island Plan

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(collectively, the “Plan”) are presented on a consolidated basis (since April 12, 2004 for the Staten Island Plan) in the following table.
      Net pension benefit of the Pension Plan, Supplemental Plan and Staten Island Plan included the following components:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

(In Thousands)	2005	2004	2005	2004

Service cost-benefits earned during the period	$369	$370	$1,107	$1,110
Interest cost on projected benefit obligation	1,188	1,136	3,563	3,051
Expected return on Pension Plan assets	(1,713)	(1,534)	(5,140)	(4,064)
Amortization of net asset	(51)	(51)	(152)	(152)
Amortization of prior service cost	(273)	(273)	(818)	(818)
Recognized net actuarial loss	181	172	542	515

Pension benefit	$(299)	$(180)	$(898)	$(358)

      The Company contributed $213,000 to the Supplemental Plan during the nine months ended September 30, 2005 and expects to contribute an additional $71,000 for the remainder of the year ended December 31, 2005.

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
      In connection with the completion of the SIB transaction on April 12, 2004, the Company became the sponsor of the Postretirement Welfare Plan of SI Bank & Trust (“SI Bank”) covering certain active and retired participants. The active and retired participants from the SI Bank Postretirement Welfare Plan were transferred into the Company’s postretirement benefit plan.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net postretirement benefit costs, which includes costs for SI Bank’s post-retirement benefit plans since April 12, 2004, included the following components:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

(In Thousands)	2005	2004	2005	2004

Service cost-benefits earned during the period	$226	$235	$679	$624
Interest cost on accumulated postretirement benefit obligation	454	443	1,362	1,222
Amortization of net obligation	15	15	44	44
Amortization of unrecognized loss	68	195	204	565
Amortization of prior service cost	36	(19)	109	(37)

Postretirement benefit cost	$799	$869	$2,398	$2,418

      In May 2004, the FASB issued FSP FAS 106-2 related to the Act which provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D.
      The Company has determined that its drug benefits are at least actuarially equivalent to those under Medicare Part D. The expected subsidy reduced the Company’s benefit plan obligation by $3.5 million to $30.0 million at December 31, 2004 and also reduced the benefit cost by $0.2 million and $0.5 million to $0.8 million and $2.4 million for the quarter and nine months ended September 30, 2005, respectively.

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

Employee Stock Ownership Plan
      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $3.6 million and $4.1 million to the ESOP during the nine months ended September 30, 2005 and 2004, respectively. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $4.1 million and $3.6 million for the nine months ended September 30, 2005 and 2004, respectively. The loan from the Company had an outstanding principal balance of $78.1 million and $80.7 million at September 30,

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and December 31, 2004, respectively. The interest expense paid on the loan was $1.7 million and $1.8 million for the three months ended September 30, 2005 and 2004 respectively, and $5.1 million and $5.3 million for the nine months ended September 30, 2005 and 2004, respectively.
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
      The Company recorded compensation expense of $6.7 million and $7.1 million for the nine months ended September 30, 2005 and 2004 respectively, which was equal to the 211,233 shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At September 30, 2005, there were 1,509,181 shares allocated, 3,661,366 shares unallocated and 462,323 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At September 30, 2005, the 3,661,366 unallocated shares had a fair value of $124.8 million.

12.	Stock Benefit Plans

Recognition Plan
      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation). The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the fiscal year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of common stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted 3,250 awards under the Recognition Plan during the nine months ended September 30, 2005. The Committee granted non-performance-based share awards covering 52,407 shares and 123,522 shares during the years ended December 31, 2004 and 2003, respectively. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan (see below), the Company committed to not make any further grants pursuant to this Plan.
      The stock awards granted generally vest on a straight-line basis over a three, four or five-year period beginning one year from the date of grant. However, certain stock awards granted during the year ended December 31, 2002 will fully vest on the fourth anniversary of the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control of the Company.
      Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized over the vesting period at the fair market value on the measurement date(s). The Company recorded compensation expense of $5.4 million and $3.9 million related to the restricted stock awards for the nine months ended September 30, 2005 and 2004, respectively. During the years ended December 31, 2004 and 2003, the Committee administering the Plan approved the accelerated vesting of awards covering 7,143 and 6,176 shares due to the retirement of senior officers, resulting in the recognition of $0.2 million and $0.1 million of compensation expense, respectively.

Stock Option Plans
      The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant was recognized.
      Beginning in 2003, the Company commenced recognizing stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. There were 428,880 options granted during the nine months ended September 30, 2005 and approximately $2.3 million in compensation expense was recognized under this statement during such period compared to $1.2 million for the nine months ended September 30, 2004. During the years ended December 31, 2004 and 2003 there were 548,540 and 235,750 options granted, respectively, and approximately $1.7 million and $153,000 in compensation expense recognized under this statement.
      In December 2004 SFAS No, 123(R) was issued and requires all share-based awards vesting, granted, modified or settled during fiscal years beginning after June 15, 2005 be accounted for using the fair value based method of accounting. Although the Company has expensed options granted subsequent to January 1, 2003, the Company will incur additional expense in 2006 for the unvested portion of options outstanding at January 1, 2006 that were granted prior to January 1, 2003. The Company will also incur additional expense with respect to unvested stock awards which will accelerate vesting upon the completion of the pending acquisition of the Company pursuant to the terms of the Merger Agreement among the Company, Sovereign and Iceland Acquisition Corp. which is currently expected to close on or about July 1, 2006. (See Note 15).

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 25, 1998, the Board of Directors issued options covering 6,103,208 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. There were 6,750 options granted under the Option Plan during the nine months ended September 30, 2005. During the years ended December 31, 2004 and 2003 the Board of Directors granted options covering 5,000 and 220,750 shares, respectively. During the years ended December 31, 2004 and 2003, the Committee administering the Option Plan approved the accelerated vesting of 21,700 and 30,000 options, respectively, due to the retirement of senior officers, resulting in $0.2 million and $0.2 million of compensation expense, respectively. At September 30, 2005, there were options covering 3,512,718 shares outstanding pursuant to the Option Plan. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan (see below), the Company committed to not make any further grants pursuant to this Plan.

2002 Stock Incentive Plan
      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. Restricted stock awards granted to date generally vest on a pro rata basis over a three, four or five-year period with the first vesting occurring on the first anniversary of date of grant. However, certain awards made during 2004 and 2005 will vest in full on the third anniversary of the date of grant. The Board of Directors granted options covering 402,630, 543,540 and 15,000 shares during the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, respectively. The Board of Directors granted restricted stock awards totaling 133,529 shares, of which 72,546 were performance-based awards, during the nine months ended September 30, 2005 and granted 130,972, of which 67,797 were performance-based awards, during the year ended December 31, 2004. At September 30, 2005, there were 1,610,835 options and 244,034 restricted share awards outstanding related to the Stock Incentive Plan. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan (see below), the Company committed to not make any further grants pursuant to this Plan.

2005 Stock Incentive Plan
      The 2005 Stock Incentive Plan was approved by stockholders at the May 26, 2005 annual meeting. The 2005 Stock Incentive Plan may grant options covering shares aggregating an amount equal to 4,200,000 shares. The 2005 Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 1,260,000 shares and which are part of the 4,200,000 shares. The Board of Directors granted restricted stock awards totaling 6,000 shares and 19,500 options during the nine months ended September 30, 2005. Options and restricted stock awards granted to date under the 2005 Stock Incentive Plan will vest on a pro rata basis over a two-year period from the date of grant. At September 30, 2005, there were 6,000 restricted share awards and 19,500 options outstanding related to the 2005 Stock Incentive Plan.

Other Stock Plans
      Broad National Bancorporation (“Broad”) and Statewide Financial Corp. (“Statewide”)(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees (the “Assumed Plans”). Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At September 30, 2005, there were 67,165 options outstanding related to the Assumed Plans.
      In connection with the SIB transaction in April 2004, options granted under the SIB plan (“SIB Plan”) were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the merger. At September 30, 2005, there were 1,173,770 options outstanding related to the SIB Plan.

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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

(In Thousands, Except Per Share Data)	2005	2004	2005	2004

Net income:
As reported	$54,360	$63,414	$168,250	$159,805
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	1,760	1,540	5,043	3,330
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(1)	(2,193)	(1,981)	(6,391)	(4,945)

Pro forma	$53,927	$62,973	$166,902	$158,190

Basic earnings per share:
As reported	$.69	$.79	$2.11	$2.33

Pro forma	$.68	$.79	$2.10	$2.31

Diluted earnings per share:
As reported	$.67	$.76	$2.05	$2.23

Pro forma	$.67	$.76	$2.03	$2.21

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan, Stock Incentive Plan and 2005 Stock Incentive Plan and stock options granted under the various stock option plans.
13. Derivative Financial Instruments
      The Company concurrently adopted the provisions of SFAS No. 133 and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003. The Company’s derivative instruments outstanding at September 30, 2005 included commitments to fund loans available-for-sale and forward loan sale agreements.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At September 30, 2005, the Company had $173.1 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $48.3 million related to loan commitments for which the borrowers had not entered into interest rate locks and $124.8 million which were subject to interest rate locks. At September 30, 2005, the Company had $124.8 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $0.1 million and the fair market value of the related forward loan sale agreements was a gain of $0.1 million at September 30, 2005.

14.	Related Party Transactions
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
      All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. Meridian Capital receives a fee from the borrower upon the funding of the loans by the Company. The Company generally does not pay referral fees to Meridian Capital. However, on a limited number of transactions, the Company has agreed to pay a portion of the loan origination fee normally paid in full by the borrower to Meridian Capital.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for substantially all of the loans originated for sale in 2004 and the nine months ended September 30, 2005. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the Meridian Capital relationship.
      During the third quarter of 2003, the Company announced that ICM Capital, a subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest. Meridian Funding and Meridian Company have the same principal owners. Under the DUS program, ICM Capital is able to underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital and two-thirds of all losses to be assumed by Fannie Mae. There were no loans originated under the DUS program by ICM Capital during the nine months ended September 30, 2005.
      The Company has also entered into other transactions with Meridian Capital, Meridian Company, Meridian Funding and several of their executive officers in the normal course of business. Such relationships include depository relationships with the Bank and seven residential mortgage loans made in the ordinary course of the Bank’s business.

15.	Subsequent Event
      On October 24, 2005, the Company, Sovereign and Iceland Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Sovereign, entered into an Agreement and Plan of Merger (the “Merger Agreement”).
      Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of all parties, Merger Sub will be merged with and into the Company (the “Merger”). Upon effectiveness of the Merger, each outstanding share of common stock of the Company other than shares owned by the Company (other than in a fiduciary capacity), Sovereign or their subsidiaries and other than dissenting shares will be converted into the right to receive $42 per share in cash.
      The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to operate its business in the ordinary course consistent with past practice during the period between execution of the merger agreement and the date of the Merger and to refrain from specified non-ordinary course activities during that period. The Company has also agreed to call a meeting of the Company’s stockholders to consider approval of the Merger and that the Company’s board of directors will recommend approval and adoption of the Merger Agreement by the Company’s stockholders, subject to certain exceptions to permit the Company’s directors to comply with their fiduciary duties. The Company has generally agreed not to solicit, approve or recommend, or enter into discussions concerning, or provide confidential information in connection with, proposals relating to alternative business combination transactions, subject to applicable exceptions specified in the Merger Agreement. The Merger Agreement also provides for customary covenants providing for the parties to use reasonable best efforts to take actions necessary for the closing of the merger, including obtaining necessary regulatory approvals, and maintaining various employee benefits for the Company’s employees for specified periods of time. Sovereign has agreed to take action to enforce its rights under, and use its reasonable best efforts to satisfy as soon as practicable all conditions to closing under, the Investment Agreement by and between Sovereign and Banco Santander Central Hispano, S.A. (“Banco Santander”), dated as of October 24, 2005 (the “Investment Agreement”), which provides for Banco Santander to purchase approximately $2.4 billion of Sovereign’s common stock and, if necessary, up to $1.2 billion of its preferred stock and other securities, the proceeds of which would be used to finance the Merger.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The merger is expected to close on or about July 1, 2006 and is subject to various customary conditions, including adoption of the Merger Agreement by the Company’s stockholders and the receipt of certain regulatory approvals, including approval of the Merger Agreement by the Office of Thrift Supervision. The Merger is not, however, contingent upon the closing of the transactions contemplated by the Investment Agreement.
      The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances generally including a competitive takeover bid by a third party, the Company may be required to pay Sovereign a termination fee of up to $100 million. In addition, if the Merger Agreement is terminated in certain circumstances prior to Sovereign’s having issued securities to Banco Santander under the Investment Agreement, Sovereign may be obligated to pay the Company a termination fee of $100 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      The Company’s results of operations continue to depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings (including subordinated and senior notes). Net interest income is determined by the Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.
      The Company’s results of operations also are affected by the amount of (a) the provision for loan losses resulting from management’s assessment of the level of the allowance for loan losses, (b) its non-interest income, including service fees and related income, mortgage-banking activities and gains and losses from the sales of loans and securities, (c) its non-interest expense, including compensation and employee benefits, occupancy expense, data processing services, amortization of intangibles and (d) income tax expense.
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
Changes in Financial Condition
General
      Total assets increased by $746.9 million, or 4.2%, from $17.75 billion at December 31, 2004 to $18.50 billion at September 30, 2005 resulting primarily from internal growth of the Company’s loan portfolio. The Company’s loan portfolio in the aggregate grew by $1.08 billion during such nine month period, the effect of which was partially offset by a $382.5 million decrease in the securities available-for-sale portfolio during the nine months ended September 30, 2005.
      The internal loan growth was funded through the increase of $1.20 billion in deposits and by replacing $382.5 million of investment securities with higher yielding loans. The increase in deposits was also used to reduce the Company’s dependence on higher costing wholesale borrowings. Borrowings decreased $755.1 million (excluding subordinated debt and the issuance of senior notes discussed below) during the nine months ended September 30, 2005.
      During September 2005, the Company issued $250.0 million aggregate principal amount of 4.90% Fixed Rate Senior Notes Due 2010 (“Senior Notes”). The Company used $150.0 million of the proceeds to make a capital contribution to Independence Community Bank to strengthen the Bank’s capital position. The remainder of the proceeds is expected to be used for general corporate purposes.
Cash and Cash Equivalents
      Cash and cash equivalents increased $95.2 million from December 31, 2004 to $456.1 million at September 30, 2005. The increase in liquidity was primarily due to the net proceeds received from the issuance of the $250.0 million of Senior Notes at the end of the third quarter of 2005. This increase was partially offset by the redeployment of funds into other interest-earning assets as well as to purchase shares pursuant to the Company’s twelfth stock repurchase program. The Company suspended its twelfth repurchase program as a result of its entering into the Agreement and Plan of Merger among the Company, Sovereign Bancorp, Inc. and Iceland Acquisition Corp. on October 24, 2005. (See Note 15).
Securities Available-for-Sale
      The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $382.5 million from $3.93 billion at December 31, 2004 to $3.55 billion at September 30, 2005. The decrease in securities available-for-sale was due to $475.7 million of sales combined with $737.9 million of securities calls and repayments, the proceeds of which were redeployed to fund the growth of the Company’s loan portfolio as well as to purchase shares pursuant to the Company’s stock repurchase program. These decreases were partially offset by $896.1 million of purchases. Securities available-for-sale had a net unrealized loss of $58.6 million at September 30, 2005 compared to a net unrealized loss of $6.5 million at December 31, 2004. The increase in the unrealized loss on the portfolio was primarily a result of changes in market interest rates and not credit quality of the issuers. The Company continues to actively manage the size of its securities portfolio in relation to total assets and as such had a 19.2% securities to asset ratio as of September 30, 2005 as compared to 22.2% at December 31, 2004.

      The Company’s mortgage-related securities portfolio decreased $318.4 million to $3.16 billion at September 30, 2005 compared to $3.48 billion at December 31, 2004. The securities were comprised of $1.95 billion of AAA-rated CMOs and $77.1 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.13 billion of mortgage-backed pass through certificates which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The decrease in the portfolio was primarily due to $577.7 million of principal repayments received combined with sales of $417.6 million which was partially offset by purchases of $620.3 million of AAA-rated CMOs with an average yield of 4.59% and $116.7 million of Fannie Mae and Freddie Mac mortgage-backed pass through certificates with an average yield of 4.34%. The net unrealized loss on this portfolio increased $47.1 million during the nine months ended September 30, 2005 to a net unrealized loss of $55.0 million at September 30, 2005.
      The Company’s investment securities portfolio decreased $64.1 million to $390.3 million at September 30, 2005 compared to December 31, 2004. The decrease was primarily due to sales totaling $58.2 million, primarily consisting of corporate bonds and preferred securities, and calls of $158.7 million. Partially offsetting these decreases were $159.1 million of purchases, primarily $100.0 million of federal agencies with a weighted average yield of 4.84%, $27.5 million of corporate bonds with a weighted average yield of 4.54% and $22.0 million of U.S. Treasury securities with a weighted average yield of 3.71%. The net unrealized loss on this portfolio was $3.6 million at September 30, 2005 compared to a net unrealized gain of $1.5 million at December 31, 2004.
      At September 30, 2005, the Company had a $33.8 million net unrealized loss, net of tax, on available-for-sale investment and mortgage-related securities as compared to a net unrealized loss, net of tax, of $3.8 million at December 31, 2004.
Loans Available-for-Sale
      Loans available-for-sale increased by $8.8 million to $105.4 million at September 30, 2005 compared to December 31, 2004. The increase was primarily the result of the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days, which was partially offset by a $69.0 million decline in loans available-for-sale acquired from SIB.
      The Company sells multi-family residential mortgage loans, both newly originated and portfolio loans, in the secondary market to Fannie Mae while retaining servicing. During the nine months ended September 30, 2005, the Company originated $906.1 million and sold $1.17 billion of loans to Fannie Mae under this program and as a result serviced $6.03 billion of loans with a maximum potential loss exposure (due to the recourse provisions) of $178.1 million. Included in the $1.17 billion of loans sold during the nine months ended September 30, 2005 were $266.3 million of loans that were originally held in portfolio and were reclassified to loans available-for-sale. Multi-family loans available-for-sale at September 30, 2005 totaled $100.7 million compared to $22.6 million at December 31, 2004. As part of the sales to Fannie Mae, the Company retains a portion of the associated credit risk.
      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with PHH Mortgage. The Company funds the loans directly and sells the loans and related servicing to PHH Mortgage. The Company originated $58.2 million and sold $57.8 million of such loans during the nine months ended September 30, 2005. Single-family residential mortgage loans available-for-sale under this program totaled $4.7 million at September 30, 2005 and $5.1 million at December 31, 2004.
      Both sales programs discussed above were primarily established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.
      The $69.4 million decrease in single-family residential loans available-for-sale from $74.1 million at December 31, 2004 to $4.7 million at September 30, 2005 was primarily the result of a decrease in loans available–for-sale acquired from SIB. The Company determined to wind down the remaining operations of Staten Island Mortgage Corp., the mortgage-banking subsidiary of SIB (most of the operations were sold in connection with the merger with SIB). The Company has reduced the balance of such loans from

$298.7 million as of April 12, 2004 (the closing of the SIB transaction) to $69.0 million at December 31, 2004. During 2005, all such loans were either sold in the secondary market or transferred to the Company’s single-family residential mortgage portfolio.
Loans
      Loans increased by $1.08 billion to $12.33 billion at September 30, 2005 from $11.25 billion at December 31, 2004. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate and commercial business loans as well as variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market.
      The Company originated (both for portfolio and for sale) approximately $3.30 billion of mortgage loans during the nine months ended September 30, 2005 compared to $4.29 billion for the nine months ended September 30, 2004. During 2004 and 2005 the Company has been able to maintain a balanced program of originating loans for portfolio and for sale to effectively manage the size of the Company’s balance sheet. The Company sold $1.24 billion of mortgage loans during the nine months ended September 30, 2005 compared to $1.97 billion during the nine months ended September 30, 2004.
      Multi-family residential loans increased $833.3 million, or 22.0% to $4.63 billion at September 30, 2005 compared to $3.80 billion at December 31, 2004. The increase was primarily due to originations for portfolio of $1.39 billion which were partially offset by repayments of $219.9 million combined with the sale out of portfolio of $266.3 million of loans to Fannie Mae with a weighted average yield of 5.18%. Multi-family residential loans comprised 37.6% of the total loan portfolio at September 30, 2005 compared to 33.8% at December 31, 2004.
      Commercial real estate loans increased $488.1 million or 16.1% to $3.52 billion at September 30, 2005 compared to $3.03 billion at December 31, 2004. The increase was primarily due to $927.6 million of originations partially offset by $438.9 million of loan repayments. Commercial real estate loans comprised 28.6% of the total loan portfolio at September 30, 2005 compared to 27.0% at December 31, 2004.
      Commercial business loans increased $105.1 million, or 13.0%, from December 31, 2004 to $914.5 million at September 30, 2005. The increase was primarily due to originations and advances of $441.4 million partially offset by $335.5 million of repayments and $1.7 million of charge-offs during the nine months ended September 30, 2005. Commercial business loans comprised 7.4% of the total loan portfolio at September 30, 2005 compared to 7.2% at December 31, 2004.
      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit decreased $35.8 million, or 5.4%, from $659.9 million at December 31, 2004 to $624.1 million at September 30, 2005. At September 30, 2005, there were $751.9 million of unused lines of credit related to mortgage warehouse lines of credit. Mortgage warehouse lines of credit comprised 5.0% of the total loan portfolio at September 30, 2005 compared to 5.9% at December 31, 2004.
      The single-family residential and cooperative apartment loan portfolio decreased $358.1 million from $2.49 billion at December 31, 2004 to $2.13 billion at September 30, 2005. The decrease was primarily due to $425.9 million of repayments partially offset by originations of $12.5 million as well as $54.9 million of loans reclassified as held for portfolio during the nine months ended September 30, 2005. As a result, single-family and cooperative apartment loans comprised 17.3% of the total loan portfolio at September 30, 2005 compared to 22.1% at December 31, 2004. The Company also originates and sells single-family residential mortgage loans to PHH Mortgage as previously discussed.
Non-Performing Assets
      Non-performing assets as a percentage of total assets amounted to 0.23% at September 30, 2005 compared to 0.29% at December 31, 2004. The Company’s non-performing assets, which consist of non-accrual loans, accruing loans past due 90 days or more as to interest or principal and other real estate owned acquired through foreclosure or deed-in-lieu thereof, decreased by $8.6 million, or 16.5%, to $43.2 million at September 30, 2005 from $51.8 million at December 31, 2004. The decrease in non-performing assets was primarily due to diligent work out efforts resulting in the sales of certain non-performing loans. Non-accrual loans totaled $33.8 million at September 30, 2005, a decrease of $9.8 million or 22.5%, compared to December 31, 2004. Non-accrual loans primarily consisted of $17.2 million of commercial business loans, $9.9 million of commercial real estate loans, $5.4 million of single-family residential and cooperative apartment loans and $1.0 million of multi-family residential loans.
      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule increased $2.3 million to $7.8 million at September 30, 2005 compared to December 31, 2004. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.
Allowance for Loan Losses
      The Company’s allowance for loan losses amounted to $101.7 million at September 30, 2005, as compared to $101.4 million at December 31, 2004. At September 30, 2005, the Company’s allowance amounted to 0.82% of total loans and 244.1% of total non-performing loans compared to 0.90% and 205.8%, respectively, at December 31, 2004.
      The Company’s allowance increased $0.2 million during the nine months ended September 30, 2005 due to $0.2 million of net recoveries. No provision for loan losses was recorded for the nine months ended September 30, 2005 primarily as a result of the improved quality in the characteristics of the loan portfolio.
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
      Management believes the allowance for loan losses at September 30, 2005 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.

Goodwill and Intangible Assets
      Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.
      The Company’s goodwill, which aggregated $1.19 billion at September 30, 2005, resulted from the merger with SIB, the acquisitions of Broad and Statewide, as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The $36.1 million increase in goodwill during the nine months ended September 30, 2005 was attributable to finalizing certain tax and accounting positions related to the SIB transaction. (See Note 9).
      The Company’s identifiable intangible assets decreased by $8.6 million to $70.4 million at September 30, 2005 compared to December 31, 2004 which was the result of the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized.
      The Company performs a goodwill impairment test on an annual basis. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2005. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired while conversely, if the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and the Company must measure the amount of impairment loss, if any.
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
Bank Owned Life Insurance (“BOLI”)
      The Company owns BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in such value are recorded in non-interest income. BOLI increased $11.4 million to $332.5 million at September 30, 2005 compared to December 31, 2004 as a result of an increase in the cash surrender value of the BOLI.
Other Assets
      Other assets decreased $104.4 million to $327.8 million at September 30, 2005 compared to December 31, 2004. The decrease was primarily due to reductions of $41.3 million in tax receivables, $43.0 million in FHLB stock and $13.1 million in deferred tax assets.
      The Company had a net deferred tax asset of $65.7 million at September 30, 2005 compared to $78.8 million at December 31, 2004. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management’s opinion, in view of the Company’s previous, current and projected future earnings, such deferred tax assets are expected to be fully realized and therefore the Company did not established a valuation allowance at September 30, 2005.
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
Deposits
      Deposits increased $1.20 billion or 12.9% to $10.50 billion at September 30, 2005 compared to $9.31 billion at December 31, 2004. The increase was due to deposit inflows totaling $1.09 billion as well as interest credited of $109.0 million.
      During the first quarter of 2005, the Company introduced the Independence RewardsPlus Checkingtm product and utilized certain certificates of deposit promotions as an alternative funding source to reduce its dependence on higher costing wholesale borrowings. As a result of these initiatives, core deposits increased $160.5 million, or 2.3%, to $7.19 billion at September 30, 2005 compared to $7.03 billion at December 31, 2004 and certificates of deposit increased $1.04 billion or 45.7% to $3.31 billion at September 30, 2005 compared to $2.27 billion at December 31, 2004. The increase in core deposits included $412.2 million of brokered deposits and the increase in certificates of deposit included $494.7 million of brokered certificates of deposit which are also being used as an alternative funding source to higher costing wholesale borrowings. As a result of the increase in certificates of deposit, core deposits amounted to 68.5% of total deposits at September 30, 2005 compared to 75.6% of total deposits at December 31, 2004.
      The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 0.96% compared to 2.72% for certificates of deposit and 3.06% for borrowings (including subordinated and senior notes) for the nine months ended September 30, 2005.

      In the future, the Company may choose to further increase its use of certificates of deposits as part of its asset/liability strategy to match the term and duration of the loans in its loan portfolio.
Borrowings
      Borrowings (not including subordinated and senior notes) decreased $755.1 million to $4.76 billion at September 30, 2005 compared to $5.51 billion at December 31, 2004. The decrease was a result of repayments of borrowings as the Company used the increase in deposits as a lower costing alternative funding source.
      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company also utilized the increase in deposits as an alternative funding source to reduce its dependence on borrowings. During the nine months ended September 30, 2005, the Company paid-off $1.73 billion of primarily short-term borrowings with a weighted average interest rate of 2.91% that matured during the period. During the nine months ended September 30, 2005, the Company borrowed approximately $401.0 million long-term borrowings at a weighted average interest rate of 3.32%. The Company also borrowed $609.7 million of short-term low-costing floating-rate borrowings which generally mature within 30 days and have a weighted average interest rate of 3.80%. The Company anticipates replacing a portion of these short-term borrowings with lower costing deposits.
      The Company is managing its leverage position and had a borrowings (including subordinated and senior notes) to assets ratio of 29.2% at September 30, 2005 and 33.3% at December 31, 2004.
Subordinated Notes
      Subordinated notes increased $0.7 million to $397.0 million at September 30, 2005 compared to $396.3 million at December 31, 2004 due to the amortization of deferred issuance costs. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
Senior Notes
      On September 23, 2005, the Company issued $250.0 million aggregate principal amount of 4.90% Fixed Rate Notes due 2010. The Company used $150.0 million of the $248.1 million net proceeds to make a capital contribution to the Bank to strengthen the Bank’s capital position. The remainder of the proceeds is expected to be used for general corporate purposes.
Equity
      The Company’s stockholders’ equity totaled $2.26 billion at September 30, 2005 compared to $2.30 billion at December 31, 2004. The $49.0 million decrease was primarily due to a $154.4 million reduction in capital resulting from the purchase during the nine months ended September 30, 2005 of 4,254,302 shares of common stock pursuant to the Company’s open market repurchase program and a $64.3 million decrease due to dividends declared. In addition, the Company had a $30.1 million increase, net of tax effect, in the net unrealized loss on securities available-for-sale. These decreases were partially offset by net income of $168.3 million, $18.6 million related to the exercise of stock options and the related tax benefit, $7.9 million related to the ESOP shares committed to be released with respect to the nine months ended September 30, 2005, $2.3 million of stock option compensation costs and $2.7 million of awards and amortization of restricted stock grants.
      Book value per share and tangible book value per share were $27.55 and $12.13 at September 30, 2005, respectively, compared to $27.13 and $12.59 at December 31, 2004, respectively. Return on average equity and return on average tangible equity were 9.8% and 21.5% for the nine months ended September 30, 2005, respectively, compared to 12.2% and 22.4% for the nine months ended September 30, 2004, respectively.

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

	For the Three Months Ended								For the Nine Months Ended

	September 30, 2005				September 30, 2004				September 30, 2005				September 30, 2004

			Average				Average				Average				Average
(Dollars in	Average		Yield/		Average		Yield/		Average		Yield/		Average		Yield/
Thousands)	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

Interest-earning assets:
Loans receivable (1):
Mortgage loans	$10,153,025	$137,752	5.43%		$9,378,361	$123,178	5.25%		$9,803,001	$393,852	5.36%		$7,540,625	$309,905	5.48%
Commercial business loans	854,375	14,787	6.87		816,777	12,221	5.95		833,257	42,272	6.78		752,412	34,301	6.09
Mortgage warehouse lines of credit	696,917	11,399	6.40		612,018	7,011	4.48		596,430	27,112	5.99		565,422	18,616	4.33
Other loans(2)	508,322	7,356	5.74		441,095	5,869	5.29		489,454	20,742	5.67		389,770	15,514	5.32

Total loans	12,212,639	171,294	5.60		11,248,251	148,279	5.26		11,722,142	483,978	5.50		9,248,229	378,336	5.45
Investment securities	402,649	4,708	4.68		625,010	6,337	4.06		398,700	13,603	4.55		525,608	16,046	4.07
Mortgage-related securities	3,220,819	34,871	4.33		3,429,954	37,269	4.35		3,423,762	112,359	4.38		3,035,276	95,817	4.21
Other interest- earning assets(3)	287,118	2,892	4.00		309,373	1,500	1.93		282,762	7,873	3.72		285,297	3,362	1.57

Total interest- earning assets	16,123,225	$213,765	5.29		15,612,588	$193,385	4.95		15,827,366	617,813	5.20		13,094,410	$493,561	5.02

Non-interest- earning assets	2,109,640				2,194,073				2,139,930				1,619,338

Total assets	$18,232,865				$17,806,661				$17,967,296				$14,713,748

Interest-bearing liabilities:
Deposits:
Savings	$2,327,875	$2,008	0.34%		$2,749,247	$2,319	0.34%		$2,458,091	6,530	0.36%		$2,345,590	5,999	0.34%
Money market	672,206	3,434	2.03		772,224	3,027	1.56		725,165	10,104	1.86		811,607	9,193	1.51
Active management accounts (“AMA”)	432,028	1,518	1.39		928,182	3,083	1.32		611,597	6,417	1.40		621,449	4,870	1.05
Interest-bearing demand(4)	2,360,990	13,261	2.23		1,271,676	3,210	1.00		2,055,796	29,682	1.93		1,059,598	6,870	0.87
Certificates of deposit	3,030,820	24,515	3.21		2,213,933	7,600	1.37		2,756,647	55,980	2.72		1,920,319	22,367	1.56

Total interest- bearing deposits	8,823,919	44,736	2.01		7,935,262	19,239	0.96		8,607,296	108,713	1.69		6,758,563	49,299	0.97
Non interest- bearing deposits	1,537,621	—	—		1,495,617	—	—		1,480,559	—	—		1,204,901	—	—

Total deposits	10,361,540	44,736	1.71		9,430,879	19,239	0.81		10,087,855	108,713	1.44		7,963,464	49,299	0.83
Subordinated notes	396,912	3,903	3.90		396,004	3,838	3.86		396,681	11,710	3.95		322,759	9,548	3.95
Senior notes	21,573	281	5.21		—	—	—		7,270	281	5.15		—	—	—
Borrowings	5,038,947	39,288	3.09		5,672,352	38,918	2.73		5,012,078	112,138	2.99		4,508,332	90,972	2.70

Total interest- bearing liabilities	15,818,972	88,208	2.21		15,499,235	61,995	1.59		15,503,884	232,842	2.01		12,794,555	149,819	1.56

Non-interest- bearing liabilities	122,783				114,136				161,934				174,854

Total liabilities	15,941,755				15,613,371				15,665,818				12,969,409
Total stockholders’ equity	2,291,110				2,193,290				2,301,478				1,744,339

Total liabilities and stockholders’ equity	$18,232,865				$17,806,661				$17,967,296				$14,713,748

Net interest- earning assets	$304,253				$113,353				$323,482				$299,855

Net interest income/interest rate spread		$125,557	3.08%			$131,390	3.36%			$384,971	3.19%			$343,742	3.46%

Net interest margin			3.12%				3.37%				3.24%				3.50%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.02	x			1.01	x			1.02	x			1.02x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans, interest on the latter being recognized on a cash basis.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.

(4)	Includes NOW and checking accounts.

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

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2004			September 30, 2004

	Increase (Decrease)			Increase (Decrease)
	due to		Total Net	due to		Total Net
			Increase			Increase
(In Thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$2,182	$12,392	$14,574	$(8,668)	$92,615	$83,947
Commercial business loans	1,972	594	2,566	4,092	3,879	7,971
Mortgage warehouse lines of credit	3,314	1,074	4,388	7,439	1,057	8,496
Other loans(2)	532	955	1,487	1,070	4,158	5,228

Total loans receivable	8,000	15,015	23,015	3,933	101,709	105,642
Investment securities	866	(2,495)	(1,629)	1,741	(4,184)	(2,443)
Mortgage-related securities	(169)	(2,229)	(2,398)	3,968	12,574	16,542
Other interest-earning assets	1,507	(115)	1,392	4,541	(30)	4,511

Total net change in income from interest-earning assets	10,204	10,176	20,380	14,183	110,069	124,252
Interest-bearing liabilities:
Deposits:
Savings	65	(376)	(311)	202	329	531
Money market	834	(427)	407	1,963	(1,052)	911
AMA deposits	157	(1,722)	(1,565)	1,626	(79)	1,547
Interest-bearing demand	5,895	4,156	10,051	12,902	9,910	22,812
Certificates of deposit	13,278	3,637	16,915	21,219	12,394	33,613

Total deposits	20,229	5,268	25,497	37,912	21,502	59,414
Borrowings	4,920	(4,550)	370	10,562	10,604	21,166
Subordinated notes	55	10	65	—	2,162	2,162
Senior notes	—	281	281	—	281	281

Total net change in expense of interest-bearing liabilities	25,204	1,009	26,213	48,474	34,549	83,023

Net change in net interest income	$(15,000)	$9,167	$(5,833)	$(34,291)	$75,520	$41,229

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004
General
      The Company reported a 14.3% decrease in net income to $54.4 million for the quarter ended September 30, 2005 compared to $63.4 million for the quarter ended September 30, 2004. Diluted earnings per share were $0.67 for the quarter ended September 30, 2005, a decline of 11.8% compared to $0.76 for the quarter ended September 30, 2004.
      The earnings and per share data for both the 2005 and 2004 periods reflect the inclusion of the operations of SIB which merged with the Company on April 12, 2004 and the related issuance of 28.2 million shares of the Company’s common stock in connection with the merger.
Net Interest Income
      Net interest income decreased by $5.8 million or 4.4% to $125.6 million for the quarter ended September 30, 2005 as compared to $131.4 million for the quarter ended September 30, 2004. The decrease was due to a $26.2 million increase in interest expense partially offset by a $20.4 million increase in interest income. The decrease in net interest income primarily reflected a 25 basis point decrease in net interest margin between the periods. This decrease was partially offset by a $510.6 million increase in average interest-earning assets during the quarter ended September 30, 2005 as compared to the same period in the prior year reflecting the growth in the loan portfolio.
      Purchase accounting adjustments arising from the SIB transaction increased the net interest margin 22 basis points during the quarter ended September 30, 2005 compared to a 25 basis point increase for the quarter ended September 30, 2004. Purchase accounting adjustments relate to recording acquired assets and liabilities at their fair values and amortizing/accreting the adjustment (whether gain or loss) into net interest income over the average life of the corresponding asset or liability. The contribution to net interest margin of 22 basis points for the quarter is substantially completed.
      For the quarter ended September 30, 2005, the Company’s net interest margin decreased 25 basis points to 3.12% compared to 3.37% for the quarter ended September 30, 2004. Although the average yield on interest-earning assets increased 34 basis points for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, the cost of average interest-bearing liabilities increased 62 basis points over the same period as interest-bearing liabilities repriced at a more rapid rate in the changing interest rate environment experienced in 2005.
      The compression in net interest margin was primarily attributable to the addition of the lower yielding SIB portfolios as well as new assets generated for portfolio retention during 2004 and the first nine months of 2005 being originated at lower yields. The compression was also a result of the Company repositioning its balance sheet in 2004 to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates paid on interest-bearing liabilities as the Company lengthened the duration of its borrowings.
      On a linked quarter basis, net interest margin declined 10 basis points to 3.12% for the quarter ended September 30, 2005 compared to the quarter ended June 30, 2005. The decline in net interest margin was primarily attributable to the rise in the cost of funds which continues to outpace the upward repricing of interest-earning assets as general market rates of interest continued their upward trend. The weighted average interest rate earned on interest-earning assets increased 10 basis points for the quarter ended September 30, 2005 compared to the quarter ended June 30, 2005. By comparison, the weighted average interest rate paid on interest-bearing liabilities increased 20 basis points compared to the quarter ended June 30, 2005.
      Interest income increased by $20.4 million to $213.8 million for the quarter ended September 30, 2005 compared to $193.4 million for the quarter ended September 30, 2004. Interest income on loans increased $23.0 million due primarily to an increase in the aggregate average outstanding loan portfolio balance of $964.4 million compared to the same quarter in the prior.

      The $964.4 million increase in the average balance of loans was primarily attributable to internal loan growth. The Company realized average balance increases of $628.6 million in multi-family residential loans, $714.6 million in commercial real estate loans, $84.9 million in mortgage warehouse lines of credit, $37.6 million in commercial business loans and $67.2 million in other loans for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. These increases were partially offset by decreases in the average balance of single-family and cooperative loans of $568.5 million. The Company has de-emphasized the origination of single-family residential mortgages and cooperative apartment loans for portfolio in favor of higher yielding loan products.
      Income on investment securities decreased $1.6 million due to a decrease in the average outstanding balance of investment securities of $222.4 million which was partially offset by an increase in the average yield of 62 basis points to 4.68% for the quarter ended September 30, 2005 compared to the same period in 2004. The decline in the average balance was primarily due to sales of securities, the proceeds of which were redeployed to fund the growth of the loan portfolio, as well as to purchase shares pursuant to the Company’s stock repurchase program.
      Interest income on mortgage-related securities decreased $2.4 million during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease was primarily the result of a decrease in the average balance of mortgage-related securities of $209.1 million combined with a 2 basis point decline in the yield earned from 4.35% for the quarter ended September 30, 2004 to 4.33% for the quarter ended September 30, 2005.
      Income on other interest-earning assets increased $1.4 million in the current quarter compared to the prior year quarter primarily due to an increase in the dividends received on FHLB stock of $0.8 million. As of September 30, 2005, the Company had $154.9 million of FHLB stock.
      Interest expense increased $26.2 million or 42.3% to $88.2 million for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. Interest expense on deposits increased $25.5 million due primarily to a $930.7 million increase in the average balance of deposits and a 90 basis point increase in the average rate paid on deposits to 1.71% for the quarter ended September 30, 2005 compared to 0.81% for the quarter ended September 30, 2004. The increase in the average balance was primarily due to the introduction of the Independence RewardsPlus Checkingtm product and utilization of certificates of deposit promotions as an alternative funding source to reduce the Company’s dependence on higher costing wholesale borrowings as well as the continued deposit growth experienced as a result of the de novo branch expansion program.
      The average balance of core deposits increased $113.8 million or 1.6%, to $7.33 billion for the quarter ended September 30, 2005 compared to $7.22 billion for the quarter ended September 30, 2004. Core deposits are defined as all deposits other than certificates of deposit. The average balance of certificates of deposit increased $816.9 million or 36.9% to $3.03 billion for the quarter ended September 30, 2005 compared to $2.21 billion for the quarter ended September 30, 2004.
      Interest expense on borrowings (other than subordinated and senior notes) increased $0.4 million due to an increase in the average rate paid on such borrowings of 36 basis points from 2.73% in the quarter ended September 30, 2004 to 3.09% in the quarter ended September 30, 2005 partially offset by a decrease of $633.4 million in the average balance of borrowings (excluding subordinated and senior notes). The decrease in the average balance was primarily due to replacing borrowings with lower costing deposits. During the first nine months of 2005, the Company repaid $1.73 billion of short-term borrowings at a weighted average interest rate of 2.91% and borrowed $401.0 million of longer term fixed-rate borrowings at a weighted average interest rate of 3.32%. The Company also borrowed $609.7 million of short-term low-costing floating-rate borrowings.
      Interest expense on subordinated notes increased $0.1 million to $3.9 million for the quarter ended September 30, 2005 compared to $3.8 million for the quarter ended September 30, 2004. The average balance of subordinated notes increased $0.9 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.

      Interest expense on senior notes was $0.3 million for the quarter ended September 30, 2005. The expense relates to the $250.0 million of 4.90% Senior Notes due in 2010 that the Company issued on September 23, 2005.
Provision for Loan Losses
      The Company continues to emphasize asset quality as a key component to achieving consistent earnings. The Company did not record a provision for loan losses for both the quarter ended September 30, 2005 and the quarter ended September 30, 2004.
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
      Non-performing assets as a percentage of total assets were 23 basis points at September 30, 2005 compared to 41 basis points at September 30, 2004. Non-performing assets decreased $28.8 million or 39.9% to $43.2 million at September 30, 2005 compared to $72.0 million at September 30, 2004. Included in non-performing assets at September 30, 2005 were $8.5 million of non-performing loans obtained from the SIB transaction. The decrease was primarily due to decreases of $30.5 million in non-accrual loans and $1.1 million in other real estate owned partially offset by a $2.8 million increase in loans that are contractually past due 90 days or more as to maturity although current as to monthly principal and interest payments. The $30.5 million decrease in non-accrual loans was primarily due to decreases of $8.9 million in single-family residential and cooperative loans, $15.8 million in commercial real estate loans and $4.9 million in commercial business loans. The Company’s allowance for loan losses to total loans amounted to 0.82% and 0.94% of total loans at September 30, 2005 and September 30, 2004, respectively.
Non-Interest Income
      The Company continues to stress and emphasize the development of fee-based income throughout its operations. However, non-interest income declined $2.9 million, or 7.9%, from $35.9 million for the quarter ended September 30, 2004 to $33.0 million for quarter ended September 30, 2005 due primarily to lower prepayment and modification fees and reduced income from the Company’s minority equity investment in Meridian Capital.
      The Company recorded gain on sales of securities of $1.4 million during the quarter ended September 30, 2005 compared to gains of $0.9 million for the quarter ended September 30, 2004.
      One of the primary components of non-interest income is earnings from the Company’s mortgage-banking activities. In the quarter ended September 30, 2005, revenue from the Company’s mortgage-banking business increased $0.3 million, or 4.8%, to $6.6 million compared to $6.3 million in the quarter ended September 30, 2004. The Company originates multi-family residential loans for sale in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk, which, at September 30, 2005, amounted to $178.1 million. The Company also has a program with PHH Mortgage to originate and sell single-family residential mortgage loans and servicing in the secondary market. See Note 5 to Notes to Consolidated Financial Statements included herein.
      The $0.3 million increase in mortgage-banking activities for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 was primarily due to reduced amortization of servicing rights. The Company sold multi-family residential mortgage loans totaling $532.3 million during the quarter ended September 30, 2005 compared to $675.1 million during the quarter ended September 30, 2004. Included in the $532.3 million of loans sold in the third quarter of 2005 were $54.9 million of loans that were originally held in portfolio. In addition, the Company sold $20.8 million of single-family residential loans during the quarter ended September 30, 2005 compared to $33.7 million during the quarter ended September 30, 2004.
      Mortgage-banking activities of $6.6 million for the quarter ended September 30, 2005 reflected $5.7 million in gains, $2.4 million in servicing fees and $0.6 million of origination fees partially offset by $2.1 million of amortization of servicing assets. Included in the $5.7 million of gains were $0.7 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $0.5 million decrease in the fair value of loan commitments for loans originated for sale and a $0.5 million increase in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $0.3 million increase in revenue from mortgage-banking activities for the quarter ended September 30, 2005 compared to the prior year quarter was primarily due to decreased amortization of servicing rights of $0.4 million partially offset by lower service fees of $0.1 million.
      On a linked quarter basis, income from mortgage-banking activities increased by $1.9 million due to higher loan sales of $532.3 million in the quarter ended September 30, 2005 compared to $358.8 million in the quarter ended June 30, 2005. The increase was due to $1.8 million higher gain on sales, $0.4 million in higher origination fees partially offset by $0.2 million in lower service fees and an increase of $0.1 million in the amortization of servicing rights.
      Service fee income decreased by $1.3 million, or 6.8% for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The decrease in service fee income was primarily due to a decrease of $2.1 million in prepayment and modification fees on loans due to the decline in loan refinancing activity in light of the rising interest rate environment existing throughout 2005. The decrease was partially offset by additional fee income generated by the expanded branch network.
      A component of service fees are revenues generated from the branch system which grew by $0.3 million, or 2.8%, to $12.5 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The increase was primarily due to additional fee income generated by the expanded branch network.
      Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees decreased $1.6 million to $2.3 million for the quarter ended September 30, 2005 compared to $3.9 million for the quarter ended September 30, 2004. Modification and extension fees decreased $0.5 million to $0.1 million for the quarter ended September 30, 2005 compared to $0.6 million for the quarter ended September 30, 2004. On a linked quarter basis, the total of these combined fees increased by $0.8 million from $1.6 million for the quarter ended June 30, 2005 compared to $2.4 million for the quarter ended September 30, 2005.
      In addition, the Company also recorded an increase for the quarter ended September 30, 2005 of approximately $0.1 million in the cash surrender value of BOLI compared to the quarter ended September 30, 2004. On a linked quarter basis, income related to BOLI remained level at $4.0 million for the quarter ended September 30, 2005 and the quarter ended June 30, 2005.
      Other non-interest income decreased $2.5 million to $3.7 million for the three months ended September 30, 2005 compared to $6.2 million for the three months ended September 30, 2004. The decrease was primarily attributable to reduced income of $3.0 million from the Company’s equity investment in Meridian Capital which was partially offset by increased gains of $0.4 million on the sale of surplus bank facilities. On a linked quarter basis, other non-interest income increased $0.7 million to $3.7 million for the quarter end September 30, 2005 compared to the quarter ended June 30, 2005. The increase was primarily due to a $1.0 million gain on the sale of a surplus bank facility partially offset by reduced income from the Company’s equity investment in Meridian Capital.

Non-Interest Expenses
      Non-interest expense increased $1.5 million, or 2.1%, to $75.6 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. This increase was attributable to increases of $1.3 million in compensation and employee benefits, $1.4 million in occupancy costs, $1.0 million in data processing fees and $0.3 million in the amortization of identifiable intangible assets. These increases were partially offset by decreases of $2.5 million in other non-interest expense. In general terms, the increase in non-interest expense was primarily attributable to the expansion of the Bank’s commercial real estate and business lending operations and the operation of an expanded branch network.
      Compensation and employee benefits expense increased $1.3 million or 3.7% to $38.1 million for the quarter ended September 30, 2005 as compared to the same period in the prior year. The increase in compensation and benefit expense was primarily attributable to $1.2 million in addition compensation as a result of the expansion of the Company’s commercial and retail lending operations, which includes $0.7 million of severance costs reflecting certain management and staff repositioning.
      Occupancy costs increased $1.4 million, or 12.2%, to $13.1 million for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase was a result of the increase in branch facilities resulting from the Bank’s de novo branch expansion program combined with the expansion of the Bank’s commercial real estate lending operations in the Chicago market.
      Data processing fees increased $1.0 million to $3.9 million for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in data processing costs was also the result of the Company operating an expanded branch network.
      Advertising expense was $2.4 million for both the quarter ended September 30, 2005 and the quarter ended September 30, 2004. The cost reflects the Company’s continued focus on brand awareness.
      Amortization of identifiable intangible assets increased by $0.3 million to $2.8 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The expense relates to the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years.
      Other non-interest expenses decreased $2.5 million to $15.3 million for the quarter ended September 30, 2005 compared to the same period in the prior year. The decrease was primarily attributable to a $1.0 million recovery received during the third quarter related to a $3.8 million provision for probable losses recorded in the fourth quarter of 2002 from transactions in a commercial business deposit account. The decrease was also due to a $0.4 million decline in merger related costs as well as the absence of costs incurred during the third quarter of 2004 in connection with the discontinuing of the operations of Staten Island Mortgage Corp. Other non-interest expenses include such items as professional services, legal expenses, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.
      On a linked quarter basis, non-interest expense increased $1.5 million to $75.6 million for the quarter ended September 30, 2005 compared to the quarter ended June 30, 2005. The increase was due to $2.2 million in compensation and benefits and $0.3 million in occupancy costs which were partially offset by decreases of $1.0 million in other non-interest expense and $0.1 million in data processing fees. The increase in compensation and benefits was the result of increased compensation costs associated with business development efforts in the Company’s commercial business and leasing groups and severance costs associated with certain management and staff repositioning.
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
Income Taxes
      Income tax expense amounted to $28.6 million and $29.8 million for the quarter ended September 30, 2005 and 2004, respectively. The decrease recorded in the 2005 period was due to the $10.2 million decrease in the Company’s income before provision for income taxes partially offset by an increase in the Company’s effective tax rate for the three months ended September 30, 2005 to 34.50% compared to 31.96% for the three months ended September 30, 2004.
      The effective tax rate in 2004 was reduced due to the recognition of a tax credit received by Independence Community Commercial Reinvestment Corporation (“ICCRC”), a subsidiary of the Bank. ICCRC was one of seven New York area economic development organizations awarded New Market Tax Credit (“NMTC”) allocations in 2004 from the Community Development Financial Institutions (“CDFI”) Fund of the U.S. Department of Treasury. The NMTC Program promotes business and economic development in low-income communities. The NMTC Program permits ICCRC to receive a credit against federal income taxes for making qualified equity investments in investment vehicles know as Community Development Entities. The credits provided to ICCRC total 39% of the initial value of the $113.0 million investment and will be claimed over a seven-year credit allowance period. This investment was made in September 2004. The Company redeployed the initial $113.0 million investment into qualifying commercial real estate and business loans in low-income communities by September 2005.
      As of September 30, 2005, the Company had a net deferred tax asset of $65.7 million compared to $75.5 million at September 30, 2004. The decrease in deferred tax assets was primarily due to deferred tax liabilities established in connection with fair value purchase accounting adjustments resulting from the SIB acquisition.
Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004
General
      Net income increased $8.5 million or 5.3% to $168.3 million for the nine months ended September 30, 2005 compared to $159.8 million for the nine months ended September 30, 2004. However, diluted earnings per share decreased 8.1% to $2.05 for the nine months ended September 30, 2005 compared to $2.23 for the nine months ended September 30, 2004.
      The earnings and per share data for 2005 include for the entire period the operations of SIB which merged with the Company on April 12, 2004 and the related issuance of 28.2 million shares of the Company’s common stock in connection with the merger.
      The Company’s earnings growth was driven primarily by the benefit of the merger with SIB as well as the continued internal growth of the Company’s loan and deposit portfolios.
Net Interest Income
      Net interest income increased by $41.2 million or 12.0% to $385.0 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The increase was due to a $124.3 million increase in interest income partially offset by a $83.0 million increase in interest expense. The increase in net interest income primarily reflects the $2.73 billion increase in average interest-earning assets during the nine months ended September 30, 2005, as compared to the same period in the prior year, reflecting in large part the effects of the SIB transaction. The growth was partially offset by the 26 basis point decrease in net interest margin between the periods.
      Purchase accounting adjustments arising from the SIB transaction increased net interest margin 26 basis points during the nine months ended September 30, 2005 compared to a 22 basis point increase for the nine months ended September 30, 2004. Purchase accounting adjustments relate to recording acquired assets and liabilities at their fair values and amortizing/accreting the adjustment (whether gain or loss) into net interest income over the average life of the corresponding asset or liability.
      The Company’s net interest margin decreased 26 basis points to 3.24% for the nine months ended September 30, 2005 compared to 3.50% for the nine months ended September 30, 2004. Although the average yield on interest-earning assets increased 18 basis points for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, the cost of average interest-bearing liabilities increased 45 basis points over the same period as interest-bearing liabilities repriced at a more rapid rate in the rising interest rate environment experienced in 2005.
      The compression in net interest margin was primarily attributable to the addition of the lower yielding SIB portfolios as well as new assets generated for portfolio retention during 2004 and the first nine months of 2005 being originated at lower yields. The compression was also a result of the Company repositioning its balance sheet in 2004 to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates paid on interest-bearing liabilities as the Company lengthened the duration of its borrowings.
      Interest income increased by $124.3 million to $617.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Interest income on loans increased $105.6 million due primarily to higher average outstanding loan balances of $2.47 billion compared to the prior year combined with an increase in the yield on the average loan portfolio of 5 basis points to 5.50% from 5.45% for the nine months ended September 30, 2005 and September 30, 2004, respectively.
      The $2.47 billion increase in the average balance of loans was primarily attributable to the $3.86 billion of loans acquired as a result of the SIB transaction as well as internal loan growth. The Company realized average balance increases of $420.5 million in single-family and cooperative loans, $854.9 million in multi-family residential loans, $987.0 million in commercial real estate loans, $80.8 million in commercial business loans, $31.0 million in mortgage warehouse lines of credit and $99.7 million in other loans for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
      Income on investment securities decreased $2.4 million due to a decrease in the average outstanding balance of investment securities of $126.9 million, partially offset by an increase in the average yield of 48 basis points to 4.55% from 4.07% for the nine months ended September 30, 2005 compared to the same period in the prior year.
      Interest income on mortgage-related securities increased $16.5 million during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as a result of a $388.5 million increase in the average balance of mortgage-related securities combined with a 17 basis point increase in the yield earned from 4.21% for the nine months ended September 30, 2004 to 4.38% for the nine months ended September 30, 2005.
      Income on other interest-earning assets increased $4.5 million in the current nine month period compared to the prior year period primarily due to a $2.8 million increase in dividends received on FHLB stock held by the Company.
      Interest expense increased $83.0 million or 55.4% to $232.8 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Interest expense on deposits increased $59.4 million due primarily to a 61 basis point increase in the average rate paid on deposits to 1.44% for the nine months ended September 30, 2005 compared to 0.83% for the nine months ended September 30, 2004 and a $2.12 billion increase in the average balance of deposits. The increase in the average balance was primarily the result of the $3.79 billion of deposits assumed in the SIB transaction and, to a lesser degree, an increase in the average balance of certificates of deposit as a result of deposit promotions conducted in order to develop alternative funding sources to reduce the Company’s dependence on higher costing wholesale borrowings as well as the continued deposit growth through the de novo branch expansion program.
      The average balance of core deposits increased $1.29 billion, or 21.3%, to $7.33 billion for the nine months ended September 30, 2005 compared to $6.04 billion for the nine months ended September 30, 2004.

Lower costing core deposits represented approximately 68.5% of total deposits at September 30, 2005 compared to 76.3% at September 30, 2004. Core deposits are defined as all deposits other than certificates of deposit. The average balance of certificates of deposit increased $836.3 million or 43.6% to $2.76 billion for the nine months ended September 30, 2005 compared to $1.92 billion for the nine months ended September 30, 2004.
      Interest expense on borrowings (excluding subordinated and senior notes) increased $21.2 million due to an increase of $503.7 million in the average balance of borrowings combined with an increase in the average rate paid on such borrowings of 29 basis points to 2.99% in the nine months ended September 30, 2005. The increase in the average balance was primarily due to the $2.65 billion of borrowings assumed in the SIB transaction which was partially offset by replacing borrowings with lower costing deposits. During the nine months ended September 30, 2005, the Company repaid $1.73 billion of short-term borrowings at a weighted average interest rate of 2.91% and borrowed $401.0 million of longer term fixed-rate borrowings at a weighted average interest rate of 3.32%. The Company also borrowed $609.7 million of short-term low-costing floating-rate borrowings at a weighted average interest rate of 3.80%.
      Interest expense on subordinated notes increased $2.2 million for the nine months ended September 30, 2005 to $11.7 million compared to $9.5 million for the nine months ended September 30, 2004. The average balance of subordinated notes increased $73.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was due to the issuance of $250.0 million aggregate principal amount of subordinated notes on March 22, 2004.
      Interest expense on senior notes was $0.3 million for the nine months ended September 30, 2005. The expense relates to the issuance of $250.0 million aggregate principal amount of senior notes on September 23, 2005.
Provision for Loan Losses
      The Company did not record a provision for loan losses for the nine months ended September 30, 2005 compared to a $2.0 million provision for loans losses for the nine months ended September 30, 2004 primarily as a result of the improved quality in the characteristics of the loan portfolio.
Non-Interest Income
      The Company experienced a $6.3 million or 6.4% decrease in non-interest income from $98.9 million for the nine months ended September 30, 2004 to $92.6 million for nine months ended September 30, 2005.
      The Company recorded gain on sales of securities of $6.5 million during the nine months ended September 30, 2005 compared to gains of $1.5 million for the nine months ended September 30, 2004.
      During the nine months ended September 30, 2005, revenue from the Company’s mortgage-banking business decreased $8.8 million or 36.6% to $15.3 million compared to $24.1 million for the nine months ended September 30, 2004. The Company sells multi-family residential loans (both loans originated for sale and from portfolio) in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. See Note 5 hereof. The $8.8 million decrease in mortgage-banking activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to reduced sales of loans as customer demand for multi-family loans originated for sale in the secondary market softened in the current interest rate cycle. The Company sold multi-family residential mortgage loans totaling $1.17 billion during the nine months ended September 30, 2005 compared to $1.65 billion during the nine months ended September 30, 2004. Included in the $1.17 billion of loans sold during the nine months ended September 30, 2005 were $266.3 million of loans that were originally held in portfolio. In addition, the Company sold $57.8 million of single-family residential loans during the nine months ended September 30, 2005 compared to $85.0 million during the nine months ended September 30, 2004.
      Mortgage-banking activities of $15.3 million for the nine months ended September 30, 2005 reflected $12.1 million in gains, $1.5 million of origination fees and $7.7 million in servicing fees partially offset by $6.1 million of amortization of servicing assets. Included in the $12.1 million of gains were $1.1 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $0.2 million decrease in the fair value of loan commitments for loans originated for sale and a $0.2 million increase in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $8.8 million decrease in revenue from mortgage-banking activities for the nine months ended September 30, 2005 compared to the nine months in the prior year reflected decreases in gains of $10.3 million, increased amortization of servicing rights of $0.5 million, partially offset by higher service fees of $2.1 million.
      Service fee income decreased by $1.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease in service fee income was primarily due to a decrease in prepayment and modification fees on loans due to the decline in loan refinancing activity partially offset by additional fee income generated by the addition of the SIB branch network. Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees decreased $5.8 million to $5.4 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Modification and extension fees decreased $1.6 million to $0.5 million for the nine months ended September 30, 2005 compared to $2.1 million for the nine months ended September 30, 2004.
      A component of service fees are revenues generated from the branch system which grew by $4.5 million, or 14.1%, to $36.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was primarily due to additional fee income generated by the SIB branch network.
      In addition, the Company also recorded an increase for the nine months ended September 30, 2005 of approximately $1.5 million in the cash surrender value of BOLI compared to the nine months ended September 30, 2004. The increase was primarily due to the merger with SIB which resulted in an increase in the amount of BOLI held by the Company since SIB also had BOLI.
      Other non-interest income decreased $2.5 million or 20.9% to $9.6 million for the nine months ended September 30, 2005 compared to $12.1 million for the nine months ended September 30, 2004. The decrease was primarily attributable to reduced income from the Company’s equity investment in Meridian Capital.
Non-Interest Expenses
      Non-interest expense increased $24.3 million, or 12.4%, to $220.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase was attributable to increases of $12.0 million in compensation and employee benefits, $7.5 million in occupancy costs, $0.4 million of data processing fees, $0.1 million in advertising costs, $3.3 million in the amortization of identifiable intangible assets and $1.0 million in other expenses. In general terms, the increase in non-interest expense was primarily attributable to the costs associated with managing a significantly larger bank franchise which resulted from the merger with SIB in April 2004.
      Compensation and employee benefits expense increased $12.0 million or 12.2% to $110.3 million for the nine months ended September 30, 2005 as compared to $98.3 million for the same period in the prior year. The increase in compensation and benefit expense was primarily attributable to staff additions relating to the SIB transaction as well as the expansion of the Company’s commercial and retail lending operations.
      Occupancy costs increased $7.5 million for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. Data processing fees increased $0.4 million to $11.8 million for the nine months ended September 30, 2005 as compared to the same period in the prior year. The increase in both occupancy expense and data processing fees was a direct result of operating the expanded branch franchise resulting from the SIB transaction as well as the increase in branch facilities resulting from the continued implementation of the Bank’s de novo branch expansion program and the expansion of the Bank’s commercial real estate lending operations in the Chicago market.
      Advertising expense increased by $0.1 million from $6.7 million for the nine months ended September 30, 2004 to $6.8 million for the nine months ended September 30, 2005. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media and radio as well as direct marketing programs and to support the Company’s larger franchise.
      Amortization of identifiable intangible assets increased by $3.3 million to $8.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase was primarily due to nine months of amortization of the $87.1 million core deposit intangible associated with the SIB transaction during 2005.
      Other non-interest expenses increased $1.0 million to $44.9 million for the nine months ended September 30, 2005 compared to $43.9 million for the same period in the prior year. The increase was primarily due to additional expenses associated with the expansion of operations resulting from the transaction with SIB.
Income Taxes
      Income tax expense amounted to $88.6 million and $84.5 million for the nine months ended September 30, 2005 and 2004, respectively. The increase recorded in the 2005 period was due to the $12.6 million increase in the Company’s income before provision for income taxes which was partially offset by a decrease in the Company’s effective tax rate for the nine months ended September 30, 2005 to 34.50% compared to 34.58% for the nine months ended September 30, 2004.
      The effective tax rate was reduced due to the recognition of the previously discussed tax credit received by ICCRC, a subsidiary of the Bank. See “Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004 — Income Taxes”.
Regulatory Capital Requirements
      The following table sets forth the Bank’s compliance with applicable regulatory capital requirements at September 30, 2005.

	Required		Actual		Excess

(Dollars in Thousands)	Percent	Amount	Percent	Amount	Percent	Amount

Tier I leverage capital ratio (1)(2)	4.0%	$678,224	6.7%	$1,132,934	2.7%	$454,710
Risk-based capital ratios:(2)
Tier I	4.0	537,215	8.4	1,132,934	4.4	595,719
Total	8.0	1,074,430	12.2	1,640,586	4.2	566,156

(1)	Reflects the 4.0% requirement to be met in order for an institution to be “adequately capitalized” under applicable laws and regulations.

(2)	The Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.
Liquidity and Commitments
      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending and other funding requirements. The Company decreased its total borrowings (including subordinated and senior notes) to $5.40 billion at September 30, 2005 as compared to $5.91 billion at December 31, 2004. At September 30,

2005, the Company had the ability to borrow from the FHLB an additional $2.21 billion on a secured basis, utilizing mortgage loans and securities as collateral.
      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at September 30, 2005 totaled $2.00 billion or 60.3% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.
      The notional principal amount of the off-balance sheet financial instruments at September 30, 2005 and December 31, 2004 are as follows:

	Contract or Amount

(In Thousands)	September 30, 2005	December 31, 2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$815,524	$650,101
Commitments to extend credit — commercial business loans	470,584	267,649
Commitments to extend credit — mortgage warehouse lines of credit	751,876	775,905
Commitments to extend credit — other loans	231,191	212,119
Standby letters of credit	37,163	36,633
Commercial letters of credit	1,221	807

Total	$2,307,559	$1,943,214

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      At September 30, 2005, the Company had $173.1 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $48.3 million related to loan commitments for which the borrowers had not entered into interest rate locks and $124.8 million which were subject to interest rate locks. At September 30, 2005, the Company had $124.8 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $0.1 million and the fair market value of the related forward loan sale agreements was a gain of $0.1 million at September 30, 2005.
      Management uses a variety of analyses to monitor the sensitivity of net interest income. Its primary analysis tool is a dynamic net interest income simulation model complemented by a traditional interest rate gap analysis and, to a lesser degree, a net portfolio value analysis.
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
      Based on the information and assumptions in effect at September 30, 2005, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $15.9 million or 3.4%, while a 200 basis point gradual decrease in interest rates over the same time period would decrease net interest income by $14.7 million or 3.2%.
      Gap Analysis. Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At September 30, 2005, the Company’s one-year cumulative gap position was a negative 10.58% compared to a negative 2.57% at December 31, 2004. A negative gap will generally result in net interest margin decreasing in a rising rate environment and increasing in a falling rate environment. A positive gap will generally have the opposite results on net interest margin.
      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005 that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.
      The gap analysis, however, is an incomplete representation of interest rate risk and has certain limitations. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2005 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors and demographic variables.
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

      The following table reflects the repricing of the balance sheet, or “gap” position at September 30, 2005.

	0 – 90	91 – 180	181 – 365	1 – 5	Over
(In Thousands)	Days	Days	Days	Years	5 Years	Total

Interest-earning assets:
Mortgage loans(1)	$763,476	$352,553	$685,613	$4,812,474	$3,769,646	$10,383,762
Commercial business and other loans	1,195,355	54,407	99,544	477,575	226,672	2,053,553
Securities available-for-sale (2)	375,087	271,341	448,832	2,229,079	285,527	3,609,866
Other interest-earning assets (3)	184,224	—	—	—	154,900	339,124

Total interest-earning assets	2,518,142	678,301	1,233,989	7,519,128	4,436,745	16,386,305
Interest-bearing liabilities:
Savings, NOW and money market deposits	539,246	539,245	1,078,492	1,209,363	2,446,228	5,812,574
Certificates of deposit	480,648	735,392	825,112	1,267,928	—	3,309,080
Borrowings	1,219,824	291,800	680,000	2,269,015	296,251	4,756,890
Subordinated notes	(247)	(233)	(466)	397,963	—	397,017
Senior notes	(95)	(95)	(191)	248,479	—	248,098

Total interest-bearing liabilities	2,239,376	1,566,109	2,582,947	5,392,748	2,742,479	14,523,659

Interest sensitivity gap	278,766	(887,808)	(1,348,958)	2,126,380	1,694,266

Cumulative interest sensitivity gap	$278,766	$(609,042)	$(1,958,000)	$168,380	$1,862,646

Cumulative interest sensitivity gap as a percentage of total assets	1.51%	(3.29)%	(10.58)%	0.91%	10.07%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

Item 4.	Controls and Procedures
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
      No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended), occurred during the nine months ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OTHER INFORMATION
Part II

Item 1.	Legal Proceedings
                Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
                (a)-(b) Not applicable.

(c)	The following table contains information about our purchases of equity securities during the third quarter of 2005.

			Total Number of	Maximum Number
			Shares Purchased	of Remaining
	Total Number		as Part of a	Shares that May
	of Shares	Average Price	Publicly	Be Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan

July 1-31, 2005	—	—	—	176,360
August 1-31, 2005	609,058	35.57	609,058	4,567,302
September 1-30, 2005	1,031,275	33.86	1,031,275	3,536,027

Total	1,640,333	$34.49	1,640,333

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. The Company completed its eleventh stock repurchase program on August 12, 2005 for an aggregate cost of $111.0 million at an average price per share of $37.00.
      On May 27, 2005, the Company announced that its Board of Directors authorized the twelfth stock repurchase plan for up to five million shares of the Company’s outstanding common shares subject to completion of their eleventh stock repurchase program. As of September 30, 2005, 1,463,973 shares had been repurchased pursuant to the Company’s twelfth repurchase program at an average cost of $34.32 per share. The Company suspended its twelfth repurchase program as a result of entering into the Agreement and Plan of Merger among the Company, Sovereign Bancorp, Inc. and Iceland Acquisition Corp. dated as of October 24, 2005. (See Note 15).

Item 3.	Defaults upon Senior Securities
                Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
                Not applicable

Item 5.	Other Information
      On October 24, 2005, the Company announced that it, Sovereign Bancorp, Inc. (“Sovereign”) and Iceland Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Sovereign, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of all parties, Merger Sub will be merged with and into the Company (the “Merger”) Upon effectiveness of the Merger, each outstanding share of common stock of Independence, other than shares owned by Independence, Sovereign or their subsidiaries and other than dissenting shares, if any, will be converted into the right to receive $42 per share in cash. For further information, reference is made to Note 15 to the Notes to the Consolidated Financial Statements set forth herein in Part I hereto and to the Form 8-K filed by the Company on October 27, 2005 to report the execution of the Merger Agreement pursuant to Item 1.01 which is incorporated herein by reference thereto.

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

INDEPENDENCE COMMUNITY BANK CORP.

Date: November 4, 2005	By: /s/ Alan H. Fishman Alan H. Fishman President and Chief Executive Officer

Date: November 4, 2005	By: /s/ Frank W. Baier Frank W. Baier Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer