Form 10-K
period 2005-12-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2006-03-15
CIK 945734

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
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
Common Stock, par value $.01 per share
(Title of Class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).     YES ☑          NO ☐
     Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 12 or 15(d) of the Act.     YES ☐          NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.     YES ☑          NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act.     Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).     YES ☐          NO ☑
     The aggregate market value of the 72,743,823 shares of the Registrant’s common stock held by non-affiliates (82,593,245 shares outstanding less 9,849,422 shares held by affiliates), based upon the closing price of $36.93 for the Common Stock on June 30, 2005, the last business day in the Registrant’s second quarter, was approximately $2.69 billion. Shares of Common Stock held by each executive officer and director, the Registrant’s 401(k) Plan and Employee Stock Ownership Plan have been excluded since such persons and entities may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 28, 2006, there were 82,593,245 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE COMMUNITY BANK CORP.
2005 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.      Business
Independence Community Bank Corp.
      Independence Community Bank Corp. (the “Holding Company”) is a Delaware corporation organized in June 1997 by Independence Community Bank (the “Bank”), for the purpose of becoming the parent savings and loan holding company of the Bank. The Bank’s reorganization to the stock form of organization and the concurrent initial public offering of the Holding Company’s common stock was completed on March 13, 1998 (the “Conversion”). The assets of the Holding Company are primarily the capital stock of the Bank, dividends receivable from the Bank, securities available-for-sale, a minority investment in a mortgage brokerage firm and certain cash and cash equivalents. The business and management of the Holding Company consists primarily of the business and management of the Bank (the Holding Company and the Bank are collectively referred to herein as the “Company”). The Holding Company neither owns nor leases any property, but instead uses the premises and equipment of the Bank. At the present time, the Holding Company does not intend to employ any persons other than officers of the Bank, and will continue to utilize the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Holding Company expands or changes its business in the future.
      On October 24, 2005, the Company, Sovereign Bancorp, Inc. (“Sovereign”) and Iceland Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Sovereign, entered into an Agreement and Plan of Merger (the “Merger Agreement”).
      Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of all parties and by the stockholders of the Holding Company, Merger Sub will be merged with and into the Company (the “Merger”). Upon effectiveness of the Merger, each outstanding share of common stock of the Company other than shares owned by the Company (other than in a fiduciary capacity), Sovereign or their subsidiaries and other than dissenting shares will be converted into the right to receive $42 per share in cash and the Holding Company will become a subsidiary of Sovereign.
      Concurrently with the execution of the Merger Agreement, Sovereign entered into an Investment Agreement (the “Investment Agreement”) with Banco Santander Central Hispano, S.A. (“Banco Santander”) providing for the purchase by Banco Santander of approximately $2.4 billion of Sovereign’s common stock and, if necessary, up to $1.2 billion of its preferred stock and other securities, the proceeds of which would be used to finance the Merger.
      The merger is currently expected to close during the second quarter of 2006 and is subject to various customary conditions, including the receipt of certain regulatory approvals, including approval of the acquisition of control of the Holding Company by Sovereign by the Office of Thrift Supervision and the New York State Banking Department. The transaction received approval from the Holding Company’s stockholders at a special meeting of stockholders held on January 25, 2006. The Merger is not, however, contingent upon the closing of the transactions contemplated by the Investment Agreement.
      See “Legal Proceedings” set forth in Item 3 hereof and Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for additional information.
      On April 12, 2004, the Company completed its acquisition of Staten Island Bancorp, Inc. (“SIB”) and the merger of SIB’s wholly owned subsidiary, SI Bank & Trust (“SI Bank”), with and into the Bank. The results of operations of SIB are included in the Consolidated Statements of Income and Comprehensive Income subsequent to April 12, 2004. The Company’s 2005 and 2004 earnings per share reflect the issuance of 28,200,070 shares as part of the consideration paid for SIB. See Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for additional information.
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
Market Area and Competition
      The Company is a community-oriented financial institution providing financial services and loans for housing and commercial businesses primarily within its market area. The Company has sought to set itself apart from its many competitors by tailoring its products and services to meet the diverse needs of its customers, by emphasizing customer service and convenience and by being actively involved in community affairs in the neighborhoods and communities it serves. The Company gathers deposits primarily from the communities and neighborhoods in close proximity to its branches, which deposits continue to constitute the primary funding source of the Bank’s operations. The Company oversees its 126 branch office network from its headquarters located in downtown Brooklyn, including the 35 additional branches which resulted from the acquisition of SIB in April 2004. The Company operates 20 branch offices on Staten Island, 20 branch offices in the borough of Brooklyn, another twelve in the borough of Queens, 14 in Manhattan and seven more branches dispersed among the Bronx, Nassau and Suffolk Counties of New York. The Company also operates 52 branches in the New Jersey counties of Bergen, Essex, Hudson, Middlesex, Monmouth, Ocean and Union. At its banking offices located on Staten Island, the Bank conducts business as SI Bank & Trust, a division of the Bank. During 2005, the Company closed four branch offices, one each in Brooklyn and Westchester and two in New Jersey. In addition, the Bank maintains one branch facility in Maryland and loan production offices in Maryland, Florida and Illinois as a result of the expansion of the Company’s commercial real estate lending activities as discussed below. The Company opened one new office in Manhattan during the first quarter of 2006 and currently expects to open two additional new branch offices during the remainder of 2006.
      Although the Company generally lends throughout the New York City metropolitan area, the majority of its real estate loans are secured by properties located in the boroughs of Brooklyn, Queens, Staten Island and Manhattan, Nassau County, Long Island, and the counties in northern and central New Jersey. In 2003, the Company expanded its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. In addition, during the third quarter of 2004, the Company expanded its commercial real estate lending activities to the Chicago market. The Company’s customer base within the New York City metropolitan area, like that of the urban neighborhoods which it serves, is racially and ethnically diverse and is comprised of mostly middle-income households and, to a lesser degree, low to moderate income households. Most of the businesses located in its primary market area that the Company lends to are small or medium sized and are primarily dependent upon the regional economy, which economy, due to its connections to the national economy, may be adversely affected not only by conditions within the local market but also by conditions existing elsewhere. Loans to such borrowers may be more sensitive to adverse changes in the local economy than single-family residential loans. Increased delinquencies or other problems with such loans could affect the Company’s financial condition and profitability. At December 31, 2005, approximately 77% of the loan portfolio consisted of commercial real estate, commercial business and multi-family residential loans. These portfolios, as a percent of total loans, have increased during 2005 due to the decrease in the size of the single-family residential mortgage loan portfolio due to repayments and the Company’s strategy of expanding the origination of higher yielding commercial real estate and commercial business loans.
      During 2005, the national and local economy continued to strengthen, New York City’s economy continued its growth as Real Gross City Product (“GCP”) (an inflation-adjusted measure of the overall New York City economy) grew for the eighth consecutive quarter after 11 quarters of decline. The GCP growth rate of 3.4% for the third quarter of 2005 compared unfavorably to the U.S. Gross Domestic Product of 4.3%. Factors that limited New York City’s third quarter 2005 economic performance included a higher rate of inflation and unemployment than the nation.
      The inflation rate in New York City rose in the third quarter of 2005 to 4.1% which was higher than the corresponding national rate of 3.8% for the same period. New York City’s higher inflation rate weakens its competitiveness when compared with the rest of the nation.
      The unemployment rate also remained higher than the national rate. New York City’s rate of 5.6% in the third quarter of 2005 compared unfavorably to the national rate of 5.0%. New York City’s rate, however, was at its lowest level since the second quarter of 2001.
      Commercial real estate vacancies fell for the seventh consecutive quarter. In particular, the Manhattan vacancy rate fell to 9.6% compared to 11.4% for the third quarter of 2004. New York City’s rate was at its lowest level since the fourth quarter of 2001. A decline in the vacancy rate has a positive effect on commercial real estate values.
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
      The Company’s earnings are significantly affected by changes in market interest rates. The Federal Open Market Committee (“FOMC”) of the Board of Governors of the Federal Reserve (“Federal Reserve Board”) raised the federal funds rate (the rate at which banks borrow funds from one another) eight times, in 25 basis point increments to 4.25% during 2005 (and further raised it an additional 25 basis points to 4.50% in January 2006). While short-term U.S. Treasury yields have shown similar increases in 2005, the two and three year U.S. Treasury yields have shown more modest increases. The five, seven and ten year U.S. Treasury yields have shown smaller increases in 2005 resulting in a continued flattening of the U.S. Treasury yield curve. See “Risk Factors” set forth in Item 1A hereof, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Net Interest Income” set forth in Item 7 hereof and “Quantitative and Qualitative Disclosures about Market Risk” set forth in Item 7a for further discussion on how changes in market interest rates and U.S. Treasury yield curves affect the Company’s results of operations.
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

Forward Looking Information
      Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors. Included in such forward-looking statements are statements regarding the proposed merger providing for the acquisition of the Company by Sovereign. See Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Words such as “expect”, “feel”, “believe”, “will”, “may”, “anticipate”, “plan”, “estimate”, “intend”, “should”, and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the businesses of the Company and Sovereign may not be combined successfully, or such combination may take longer to accomplish than expected; (2) the growth opportunities and cost savings from the merger of the Company and Sovereign may not be fully realized or may take longer to realize than expected; (3) operating costs and business disruption following the completion of the merger, including adverse effects on relationships with employees, may be greater than expected; (4) governmental approvals of the merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; (5) diversion of management time to address merger-related issues, (6) litigation or other adversarial proceedings relating to the merger or to Banco Santander’s proposed investment in Sovereign (7) competitive factors which could affect net interest income and non-interest income and/or general economic conditions which could affect the volume of loan originations, deposit flows and real estate values; (8) the levels of non-interest income and the amount of loan losses as well as other factors discussed in the documents filed by the Company with the Securities and Exchange Commission (the “SEC”) from time to time. The Company does not undertake any obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
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
Lending Activities
      General. At December 31, 2005, the Company’s net loan portfolio totaled $12.20 billion (not including $22.1 million of loans available-for-sale), which represented 63.9% of the Company’s total assets of $19.08 billion at such date. A key corporate objective during the past several years has been to change the mix of the Company’s loan portfolio by reducing the origination of one-to-four family residential mortgage loans and cooperative apartment loans while concurrently expanding the origination of higher yielding commercial real estate and commercial business loans as well as variable-rate mortgage warehouse lines of credit. Although these portfolios as a percent of total loans declined during 2004 due to the increase in the size of the single-family residential mortgage loan portfolio as a result of the SIB transaction, the percentage of the portfolio comprised of such loans increased in 2005 (and increased on an aggregate dollar basis as well) as the Company continued to implement its business strategy and continued to de-emphasize the origination of single-family residential loans.
      The largest individual category of loans in the Company’s portfolio continues to be multi-family residential mortgage loans, which totaled $4.74 billion or 38.6% of the Company’s total loan portfolio at December 31, 2005. Such loans are secured primarily by apartment buildings located in the Company’s market area. Reflecting the shift in the Company’s loan portfolios as a result of the SIB transaction, the second and third largest loan categories are commercial real estate loans and single-family residential and cooperative apartment loans, which totaled $3.69 billion or 30.0% and $1.93 billion or 15.7%, respectively, of the total loan portfolio at December 31, 2005. Commercial business loans were $977.0 million, or 7.9% of the total loan portfolio, at December 31, 2005 while loans made under mortgage warehouse lines of credit accounted for $453.5 million or 3.7% of the total loan portfolio at such date. The remainder of the loan portfolio was comprised of $481.6 million of home equity loans and lines of credit and $35.9 million of consumer and other loans.
      The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes, the rates offered by its competitors, the emphasis placed on the origination of various types of loans and the terms and credit risks associated with the loans. These factors in turn, are affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

      Loan Portfolio and Loans Available-for-Sale Composition. The following table sets forth the composition of the Company’s loan portfolio and loans available-for-sale at the dates indicated.

	At December 31,

	2005		2004		2003		2002		2001

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
(Dollars in Thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Loan portfolio:
Mortgage loans:
Single-family residential and cooperative apartment	$1,932,516	15.7%	$2,490,062	22.1%	$284,367	4.6%	$556,279	9.5%	$849,140	14.6%
Multi-family residential (1)	4,743,308	38.6	3,800,649	33.8	2,821,706	45.7	2,436,666	41.9	2,731,513	46.5
Commercial real estate	3,687,226	30.0	3,034,254	27.0	1,612,711	26.2	1,312,760	22.6	1,019,379	17.3

Total principal balance – mortgage loans	10,363,050	84.3	9,324,965	82.9	4,718,784	76.5	4,305,705	74.0	4,600,032	78.4
Less net deferred fees	10,753	0.1	9,875	0.1	4,396	0.1	7,665	0.1	11,198	0.2

Total mortgage loans on real estate	10,352,297	84.2	9,315,090	82.8	4,714,388	76.4	4,298,040	73.9	4,588,834	78.2

Commercial business loans, net of deferred fees	977,022	7.9	809,392	7.2	606,204	9.8	598,267	10.3	665,829	11.3

Other loans:
Mortgage warehouse lines of credit	453,541	3.7	659,942	5.9	527,254	8.5	692,434	11.9	446,542	7.6
Home equity loans and lines of credit	481,597	3.9	416,351	3.7	296,986	4.8	201,952	3.5	141,905	2.4
Consumer and other loans	35,913	0.3	47,817	0.4	27,538	0.5	26,971	0.4	32,002	0.5

Total principal balance – other loans	971,051	7.9	1,124,110	10.0	851,778	13.8	921,357	15.8	620,449	10.5
Less unearned discounts and deferred fees	—	0.0	—	0.0	139	0.0	291	0.0	677	0.0

Total other loans	971,051	7.9	1,124,110	10.0	851,639	13.8	921,066	15.8	619,772	10.5
Total loans receivable	12,300,370	100.0%	11,248,592	100.0%	6,172,231	100.0%	5,817,373	100.0%	5,874,435	100.0%

Less allowance for loan losses	101,467		101,435		79,503		80,547		78,239

Loans receivable, net	$12,198,903		$11,147,157		$6,092,728		$5,736,826		$5,796,196

Loans available- for-sale:
Single-family residential	$4,172		$74,121		$2,687		$7,576		$3,696
Multi-family residential	17,900		22,550		3,235		106,803		—

Total loans available- for-sale	$22,072		$96,671		$5,922		$114,379		$3,696

(1)	Includes loans secured by mixed-use (combined residential and commercial use) properties. At December 31, 2005 and 2004, such loans totaled $2.18 billion and $1.59 billion, respectively.

     Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Company’s loans at December 31, 2005, as well as the dollar amount of such loans which are scheduled to mature after one year and which have fixed or adjustable interest rates. Demand loans, overdraft loans and loans having no schedule of repayments and no stated maturity are reported as due in one year or less. The table does not include loans available-for-sale.

	Principal Repayments Contractually Due in Year(s) Ended December 31,

	Total at
	December 31,
(In Thousands)	2005	2006	2007	2008	2009	2010-2015	2016-2021	Thereafter

Mortgage loans:
Single-family residential and cooperative apartment(1)	$1,893,562	$7,870	$3,119	$5,744	$10,227	$109,409	$274,393	$1,482,800
Multi-family residential(2)(3)	4,742,034	40,073	103,466	163,160	460,578	3,093,541	847,236	33,980
Commercial real estate(3)	3,687,226	153,824	134,522	129,127	271,681	2,174,027	533,598	290,447
Commercial business loans(4)	982,225	293,047	110,662	53,224	78,319	316,115	79,371	51,487
Other loans:
Mortgage warehouse lines of credit	453,541	453,541	—	—	—	—	—	—
Consumer and other loans(5)	517,510	18,716	7,158	11,643	23,205	263,981	166,708	26,099

Total(6)	$12,276,098	$967,071	$358,927	$362,898	$844,010	$5,957,073	$1,901,306	$1,884,813

(1)	Does not include $39.0 million of single-family residential loans serviced by others.

(2)	Does not include $1.3 million of multi-family residential loans serviced by others.

(3)	Multi-family residential and commercial real estate loans are generally originated with a term to maturity of five to seven years and may be extended by the borrower for an additional five-year period.

(4)	Does not include $5.2 million of deferred fees.

(5)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(6)	Of the $11.31 billion of loan principal repayments contractually due after December 31, 2006, $9.09 billion have fixed rates of interest and $2.22 billion have adjustable rates of interest.
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
      During 2005, the Company continued its focus on expanding its higher yielding and/or variable-rate portfolios of commercial real estate and commercial business loans as well as expanding its mortgage warehouse lines of credit portfolio as part of its business plan.
      In addition to continuing to generate multi-family residential mortgage loans for its portfolio, the Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. This relationship supports the Company’s ongoing strategic objective of increasing non-interest income related to lending and servicing revenue. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae at agreed upon pricing thereby eliminating interest rate and basis exposure to the Company. Generally, the Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the year ended December 31, 2005, the Company sold $1.57 billion of fixed-rate multi-family loans in the secondary market to Fannie Mae with servicing retained by the Company. Included in the $1.57 billion of loans sold during 2005 were $377.9 million that were originally held in portfolio with a weighted average yield of 5.27%. Under the terms of the sales program with Fannie Mae, the Company retains a portion of the credit risk associated with such loans. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At December 31, 2005, the Company serviced $6.27 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $186.7 million.
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
      The Company has not sold multi-family residential loans to any other entities besides Fannie Mae during the last five years.
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2005 the Company had a $9.4 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
      As a result of retaining servicing on $6.31 billion of multi-family residential loans sold to Fannie Mae, which includes both loans originated for sale and loans sold from portfolio, the Company had a $9.5 million loan servicing asset at December 31, 2005 compared to $11.8 million at December 31, 2004. During 2005 the Company sold $1.57 billion of multi-family loans to Fannie Mae and recorded a $4.1 million servicing asset, which was partially offset by $6.4 million of amortization expense related to the servicing asset.
      At December 31, 2005, the Company had a $4.4 million loan servicing asset related to $493.4 million of single-family residential loans that were sold in the secondary market with servicing retained. Such loans were acquired by the Company as a result of the SIB transaction. The Company recorded $1.9 million of amortization expense of this servicing asset during 2005.
      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital may underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital with the remaining two-thirds of all losses being assumed by Fannie Mae. There have been no loans originated under this DUS program since inception.
      The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC (“Meridian Company”), a Delaware limited liability company, has a one-third ownership interest in ICM Capital. ICM Capital’s loan originations are expected to be referred by Meridian Capital Group, LLC (“Meridian Capital”). Meridian Capital is 65% owned by Meridian Capital Funding, Inc.

(“Meridian Funding”), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Holding Company. Meridian Funding and Meridian Company have the same principal owners. See Note 21 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Over the past several years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”). In January 2005, Cendant was spun off from its parent company, Cendant Corporation, to PHH Corporation. Cendant was subsequently renamed PHH Mortgage Corporation (“PHH Mortgage”). Under this program, the Company utilizes PHH Mortgage’s mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to PHH Mortgage on a non-recourse basis at agreed upon pricing. During the year ended December 31, 2005, the Company originated for sale $83.3 million and sold $81.7 million of single-family residential mortgage loans through the program. The Company is using this program as a means of increasing non-interest income while efficiently serving its client base. In recent years the Company has continued to originate to a very limited degree certain adjustable and fixed-rate single-family residential mortgage loans for portfolio retention. During 2005, the Company originated $13.0 million of such loans compared to $143.4 million during 2004. The level of originations experienced in 2004 was primarily a result of funding SIB loan commitments in existence at the time the acquisition was completed in April 2004. The Company does not foresee any material expansion of such lending activities.
      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). In addition, forward loan sale agreements with Fannie Mae and PHH Mortgage also meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). For more information regarding the Company’s derivative instruments, see Note 19 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      During the fourth quarter of 2002, the Company entered into a private label program for the origination and servicing of small business lines of credit through an origination assistance agreement with Wells Fargo & Company (“Wells Fargo”). This program is referred to as “Business Custom Capital” and consists of the extension of unsecured lines of credit, up to $100,000, to small business customers in the Company’s market area with over $50,000 in annual sales. These lines are underwritten, funded and serviced by Wells Fargo for their own portfolio and have no impact on the Company’s Statement of Financial Condition. The Company is using this program as a means of increasing non-interest income as the Company receives an upfront fee for lines originated and a fee on the outstanding balance of the line for a period of three years after origination.
      As of December 31, 2005, the Company serviced $528.9 million of single-family residential mortgage loans and $6.83 billion of multi-family residential loans for others.

      Loan Activity. The following table shows the activity in the Company’s loan portfolio and loans available-for-sale portfolio during the periods indicated.

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Total principal balance of loans and loans available-for-sale held at the beginning of period	$11,360,818	$6,188,498	$5,944,961
Acquired from SIB acquisition	—	3,856,856	—
Originations of loans for portfolio:
Single-family residential and cooperative apartment	13,013	143,386	13,710
Multi-family residential	1,626,639	2,419,918	1,131,460
Commercial real estate	1,202,280	1,474,481	651,862
Commercial business loans	603,808	375,987	289,930
Mortgage warehouse lines of credit(1)	9,977,225	10,187,771	10,291,152
Consumer(2)	272,434	229,342	239,165

Total originations for portfolio	13,695,399	14,830,885	12,617,279

Originations of loans for sale:
Single-family residential	83,323	122,813	172,459
Multi-family residential	1,177,609	1,141,099	1,621,584
Commercial business loans	3,676	3,377	4,066

Total originations of loans for sale	1,264,608	1,267,289	1,798,109

Purchases of loans:
Mortgage warehouse lines of credit	—	—	76,334

Total purchases	—	—	76,334

Total originations and purchases	14,960,007	16,098,174	14,491,722

Loans sold:
Single-family residential	95,851	348,935	174,208
Multi-family residential	1,570,602	2,074,725	1,727,329
Commercial business loans	3,676	3,373	4,066

Total sold	1,670,129	2,427,033	1,905,603
Repayments(3)	12,312,298	12,355,677	12,342,582

Net loan activity	977,580	5,172,320	243,537

Total principal balance of loans and loans available-for-sale held at the end of period	12,338,398	11,360,818	6,188,498
Less:
Discounts on loans purchased and net deferred fees at end of period	15,956	15,555	10,345

Total loans and loans available-for-sale at end of period	$12,322,442	$11,345,263	$6,178,153

(1)	Represents advances on the lines of credit.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes repayment of mortgage warehouse line advances ($10.18 billion for mortgage warehouse lines of credit during the year ended December 31, 2005) and loans charged-off or transferred to other real estate owned.
     Multi-Family Residential and Commercial Real Estate Lending. The Company originates multi-family (five or more units) residential mortgage loans, which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties located primarily in the Company’s market area. These loans are comprised primarily of middle-income housing located primarily in the boroughs of Brooklyn, Queens, Manhattan, the

Bronx and Northern New Jersey. In 2003, the Company expanded its commercial real estate lending (both multi-family residential and commercial real estate mortgage loans) activities to the Baltimore-Washington and the Boca Raton, Florida markets. In addition during the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. The Company expects the loans to be referred to the Company primarily by Meridian Capital, which already has an established presence in these market areas.
      The following table sets forth loan originations regarding the Company’s loan expansion program for the period indicated as follows:

	Year Ended December 31, 2005

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Originations for portfolio:
Multi-family residential	$196,747	$186,444	$38,910
Commercial real estate	38,764	78,860	3,769
Originations for sale:
Multi-family residential	248,355	262,365	11,910

Total originations	$483,866	$527,669	$54,589

	Year Ended December 31, 2004

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Originations for portfolio:
Multi-family residential	$126,696	$88,748	$—
Commercial real estate	66,965	113,223	—
Originations for sale:
Multi-family residential	140,860	82,861	—

Total originations	$334,521	$284,832	$—

      The Company reviews its expansion program periodically and establishes and adjusts its targets based on market acceptance, credit performance, profitability and other relevant factors.
      The main competitors for loans in the Company’s market area tend to be commercial banks, savings banks, savings and loan associations, credit unions, mortgage-banking companies and insurance companies. Historically, the Company has been an active lender of multi-family residential mortgage loans for portfolio retention. During the past several years, in order to further its commitment to remain a leader in the multi-family market, the Company has developed a relationship with Fannie Mae to originate and sell multi-family residential mortgage loans in the secondary market while retaining servicing. The Company determines whether to originate a loan for portfolio retention or for sale based upon the yield and terms of the loan. Due to the low interest rate environment during 2003 and 2002, a larger portion of the Company’s multi-family residential loan originations were for sale as opposed to portfolio retention. During 2004 and 2005, as interest rates were in transition, the Company also sold lower-yielding multi-family residential loans from portfolio to Fannie Mae. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”.
      At December 31, 2005, multi-family residential mortgage loans totaled $4.74 billion, or 38.6% of the Company’s total loan portfolio. The level of originations of multi-family residential loans for portfolio for the year ended December 31, 2005 decreased by $793.3 million, or 32.8% to $1.63 billion during the year ended December 31, 2005 compared to $2.42 billion for the year ended December 31, 2004. The decline in originations in 2005 was due to rising interest rates and increased competition. As general market rates of interest increased in 2005 the increase in the average cost of interest-bearing liabilities used to fund the originations outpaced the increase in the average yield earned on those originations. This reduced the profitability of such loans and the Company determined to reduce the level of multi-family originations. The weighted average yield on multi-family originations during 2005 was 5.26%, an increase of 30 basis points compared to 4.96% for 2004 originations. However, the average interest rate paid on interest-bearing liabilities increased 58 basis points to 2.17% for the year ended December 31, 2005 compared to 1.59% for the year ended December 31, 2004. Multi-family residential mortgage loans in the Company’s portfolio generally range from $500,000 to $25.0 million and have an average loan size of approximately $1.5 million.
      At December 31, 2005, the Company had $17.9 million of multi-family loans available-for-sale. During the year ended December 31, 2005 the Company originated for sale $1.18 billion and sold $1.57 billion (of which $377.9 million was sold from portfolio) of multi-family residential loans to Fannie Mae with servicing retained by the Bank. By comparison, during the year ended December 31, 2004 the Company originated for sale $1.14 billion and sold $2.07 billion (of which $953.8 million was sold from portfolio) of multi-family residential loans to Fannie Mae with servicing retained by the Company. The Company chose to sell fewer loans out of portfolio as general market rates of interest continued to rise in 2005. The weighted average interest rate of loans sold out of portfolio to Fannie Mae was 5.27% during 2005 compared to 4.89% during 2004. Increased competition also reduced sales of loans originated for sale as the interest rates and terms on loans Fannie Mae was willing to purchase were no longer as attractive to borrowers as competitors’ terms and pricing, thus resulting in reduced originations.
      The Company has developed during the past several years working relationships with several mortgage brokers. Under the terms of the arrangements with such brokers, the brokers refer potential loans to the Company. The loans are appraised and underwritten by the Company utilizing its underwriting policies and standards. The mortgage brokers receive a fee from the borrower upon the funding of the loans by the Company. In recent years, mortgage brokers have been the source of substantially all of the multi-family residential and commercial real estate loans originated by the Company. In October 2002, in furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company increased from 20% to 35% its minority investment in Meridian Capital, which is 65% owned by Meridian Funding. Meridian Funding is primarily engaged in the origination of commercial real estate and multi-family mortgage loans. The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. For the year ended December 31, 2005, such loans originated by Meridian Funding accounted for approximately 24.6% of the aggregate amount of loans originated for portfolio and for sale compared to 27.7% for the year ended December 31, 2004. With respect to the loans which were originated for portfolio in 2005 (excluding mortgage warehouse lines of credit), loans resulting from referrals from Meridian Capital amounted to approximately 65.3% of such loans compared to 69.3% for the year ended December 31, 2004. In addition, referrals from Meridian Capital accounted for the majority of the loans originated for sale in 2005. All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. The Company generally does not pay referral fees to Meridian Capital. However the Company paid fees aggregating approximately $0.7 million and $1.0 million to Meridian Capital for the years ended December 31, 2005 and 2004, respectively. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in recent years may be a function of, among other things, maintaining the mortgage broker relationships discussed above. See Note 21 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
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
      The Company’s multi-family residential mortgage loans include loans secured by cooperative apartment buildings. In underwriting these loans, the Company applies the normal underwriting criteria used with other multi-family properties. In addition, the Company generally will not make a loan on a cooperative apartment building unless at least 50% of the total units in the building are owner-occupied. However, the Company will consider making a loan secured by a cooperative apartment building if it has a large positive rental income which significantly exceeds maintenance expense. At December 31, 2005, the Company had $284.6 million of loans secured by cooperative apartment buildings.
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
      In addition to multi-family residential mortgage loans, the Company originates commercial real estate loans. This growing portfolio is comprised primarily of loans secured by commercial and industrial properties, office buildings and small shopping centers located primarily within the Company’s market area. During July 2003 the Company expanded its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. In addition, during the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. During 2005, the company originated $38.8 million of such loans in the Baltimore-Washington market, $78.9 million in the Florida market and $3.8 million in the Chicago market.
      At December 31, 2005, commercial real estate loans amounted to $3.69 billion or 30.0% of total loans. This portfolio increased $653.0 million, or 21.5%, during the year ended December 31, 2005 due to the Company’s increased emphasis on originating higher yielding commercial real estate and business loans in line with its business strategy. The Company originated $1.20 billion of commercial real estate loans during the year ended December 31, 2005 compared to $1.47 billion for the year ended December 31, 2004. The decline in originations in 2005 was due to rising interest rates and increased competition. As general market rates of interest increased in 2005, the increase in the average cost of interest-bearing liabilities used to fund the originations of such loans outpaced the increase in the average yield earned on those originations. This reduced the profitability of such loans and the Company determined to reduce the level of commercial real estate originations. The Company intends to continue to emphasize the origination for portfolio of these higher yielding loan products.
      The Company’s commercial real estate loans generally range in amount from $50,000 to $25.0 million, and have an average size of approximately $1.6 million. The Company originates commercial real estate loans using similar underwriting standards as applied to multi-family residential mortgage loans. The Company reviews rent or lease income, rent rolls, business receipts, the borrower’s credit history and business experience, and comparable values of similar properties when underwriting commercial real estate loans.
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
      Single-Family Residential and Cooperative Apartment Lending. The Company, through its private label program with PHH Mortgage, offers both fixed-rate and adjustable-rate mortgage loans secured by single-family residential properties located in the Company’s primary market area. Under its agreement with PHH Mortgage, the Company offers a range of single-family residential loan products through various delivery channels, supported by direct consumer advertising, including telemarketing, branch referrals and the Company’s Internet website. At December 31, 2005, the Company had $4.2 million of loans available-for-sale to PHH Mortgage. During 2005, the Company originated for sale $83.3 million and sold $81.7 million of loans to PHH Mortgage. The Company will continue to emphasize this program as a means of increasing non-interest income.
      Over the past few years, the Company has de-emphasized the origination for portfolio of single-family residential mortgages and cooperative apartment loans in favor of higher yielding loan products. Although the Company’s cooperative apartment loans in the past have related to properties located in the boroughs of Manhattan, Brooklyn and Queens, in recent periods substantially all of such loans originated or purchased have related to properties located in Manhattan. At December 31, 2005, $1.93 billion, or 15.7%, of the Company’s total loan portfolio consisted of single-family residential mortgage loans and cooperative apartment loans, of which $995.5 million were adjustable-rate mortgage loans (“ARMs”), as compared to $2.49 billion or 22.1% of the total loan portfolio at December 31, 2004. The $557.5 million decrease was primarily due to repayments.
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
      Commercial Business Lending Activities. Part of the Company’s strategy to shift its portfolio mix is expanding its commercial business loan portfolio. The Company makes commercial business loans directly to businesses located primarily in its market area and targets small- and medium-sized businesses with annual revenue up to $500.0 million. Commercial business loans are obtained primarily from existing customers, branch referrals, accountants, attorneys and direct inquiries. As of December 31, 2005, commercial business loans totaled $977.0 million, or 7.9%, of the Company’s total loan portfolio compared to $809.4 million, or 7.2%, of the total loan portfolio at December 31, 2004. The Company originated $603.8 million of commercial business loans for portfolio during the year ended December 31, 2005 compared to $376.0 million for the year ended December 31, 2004.
      Commercial business loans originated by the Company generally range in amount from $50,000 to $10.0 million and have an average loan size of approximately $370,000. These loans include lines of credit, revolving credit, time loans and term loans. The loans generally range from one year to ten years and include floating, fixed and adjustable rates. Such loans are generally secured by real estate, receivables, inventory, equipment, machinery and vehicles and are often further enhanced by the personal guarantees of the principals of the borrower. The Company’s current lending policy for loans originated for portfolio and for sale requires that newly originated loans in excess of $5.0 million be approved by two non-officer directors of the Credit Committee of the Board of Directors. Although commercial business loans generally are considered to involve greater credit risk, and generally bear a corresponding higher yield, than certain other types of loans, management intends to continue emphasizing the origination of commercial business loans to small- and medium-sized businesses in its market area.
      Included in commercial business loans are lease financing activities. ICB Leasing Corp., a subsidiary of the Bank, was formed during the third quarter of 2004 to provide equipment lease financing and term loans to its customers. The Company originated $3.9 million of such loans during the fourth quarter of 2004 and $124.6 million during the year ended December 31, 2005. Also included in commercial business loans are small business lending activities. Small business lending activities are targeted to customers within the Company’s market area with annual sales of $5.0 million or less. The Company offers various products to small business customers in its market area which include (i) originating secured loans for its own portfolio, (ii) originating secured loans in amounts up to $2.0 million using the Company’s underwriting standards and guidelines from the Small Business Administration (“SBA”), and selling, at a gain, the guaranteed portion (75%) of each loan, with servicing retained, and (iii) offering access to unsecured lines of credit up to $100,000 through its private label program with Wells Fargo. (See “ — Loan Origination, Purchases, Sales and Servicing”). The Company originated $3.7 million and sold $3.7 million of SBA loans during the year ended December 31, 2005. The Company offers these activities to better serve its small business customers as well as a means of increasing non-interest income.
      Mortgage Warehouse Lines of Credit. Mortgage warehouse lines of credit are revolving lines of credit to small- and medium-sized mortgage-banking companies at interest rates indexed at a spread to the prime rate as listed in the Wall Street Journal. The lines are drawn upon by such companies to fund the origination of mortgages, primarily one-to-four family loans, where the amount of the draw is generally no higher than 99% of the loan amount, which, in turn, in most cases, is no higher than 80% of the appraised value of the property. In most cases, where the amount of the draw is in excess of 80% of the appraised value, the mortgage is covered by private mortgage insurance or government insurance through the FHA. In substantially all cases, prior to funding the advance, the mortgage banker has received an approved commitment for the sale of the loan, which in turn reduces credit exposure associated with the line. The lines are repaid upon completion of the sale of the mortgage loan to third parties, which usually occurs within 90 days of origination of the loan. During the period between the origination and sale of the loan, the Company maintains possession of the original mortgage note. These loans are of short duration and are made to customers located primarily in New Jersey and surrounding states whose primary business is mortgage refinancing. In the event of rising interest rates, the Company would expect that the use of these lines of credit would be substantially reduced and replaced only to the extent of strength in the general housing market.
      Mortgage warehouse lines of credits to mortgage bankers generally range in amount from $1.0 million to $35.0 million, and have an average size of approximately $9.8 million. The Company establishes limits on mortgage warehouse lines of credit using its normal underwriting standards. The Company reviews credit history, business experience, process controls and procedures and requires personal guarantees of the principals of the borrower.
      As of December 31, 2005, advances under mortgage warehouse lines of credit totaled $453.5 million, or 3.7% of the Company’s total loan portfolio compared to $659.9 million at December 31, 2004. The decline was due to the continued rising interest rate environment that began in 2004. During 2005, advances on mortgage warehouse lines of credit totaled $10.00 billion and repayments totaled $10.18 billion. Unused mortgage warehouse lines of credit totaled $828.2 million at December 31, 2005. Utilization of the borrowers’ lines of credit approximated 35% and 47% of the total lines approved at December 31, 2005 and December 31, 2004, respectively.
      Consumer Lending Activities. The Company offers a variety of consumer loans including home equity loans and lines of credit, automobile loans and passbook loans in order to provide a full range of financial services to its customers. Such loans are obtained primarily through existing and walk-in customers and direct advertising. At December 31, 2005, $517.5 million or 4.2% of the Company’s total loan portfolio was comprised of consumer loans.
      The largest component of the Company’s consumer loan portfolio is home equity loans and lines of credit. Home equity lines of credit are a form of revolving credit and are secured by the underlying equity in the borrower’s primary or secondary residence. The loans are underwritten in a manner such that they result in a risk of loss which is similar to that of single-family residential mortgage loans. The Company’s home equity lines of credit have interest rates that adjust or float based on the prime rate listed in the Wall Street Journal, have loan-to-value ratios of 80% or less, and are generally for amounts of less than $150,000. The loan repayment is generally based on a 20 year term consisting of principal amortization plus accrued interest. At December 31, 2005, home equity loans and lines of credit amounted to $481.6 million, or 3.9%, of the Company’s total loan portfolio. The Company had an additional $192.6 million of unused commitments pursuant to such equity lines of credit at December 31, 2005.
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
      Single-family residential mortgage loans and cooperative apartment loans and home equity loans of less than $300,000 can be approved by an individual loan officer, while loans up to and including $500,000 must be approved by a senior loan officer. Two senior officers acting jointly have the authority to approve such loans in amounts up to $750,000 and those loans exceeding $750,000 may be approved by two senior officers acting jointly (one of whom must be the Chief Executive Officer, Chief Credit Officer or Executive Vice President — Consumer Banking.) Consumer loans of less than $50,000 can be approved by an individual loan officer and loans between $50,000 and $100,000 can be approved by an individual senior loan officer. Loans between $100,000 and $300,000 must be approved by the joint action of two senior loan officers.
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
      With certain limited exceptions, the Company’s credit administration policy limits the amount of credit related to mortgage loans and commercial loans that can be extended to any one borrower to $20.0 million, substantially less than the limits imposed by applicable law and regulation. With certain exceptions, the Company’s policy also limits the amount of commercial business or commercial real estate loans that can be extended to any affiliated borrowing group to $40.0 million. Exceptions to the above policy limits must have the approval of the Chief Executive Officer, Chief Credit Officer and two members of the Credit Committee of the Board of Directors. With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would exceed (i) 15% of the Bank’s net worth if the loan is unsecured, or (ii) 25% of net worth if the loan is secured. Excluding relationships that include loans that have been sold to Fannie Mae and against which Fannie Mae has recourse, the outstanding aggregate loan balance to the Company’s largest lending relationship was $118.9 million at December 31, 2005 which was in compliance with the regulatory limitations.
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
      The Company’s loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2005, the Company had $16.0 million of net deferred loan fees.
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

      Delinquent loans. The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	At December 31, 2005				At December 31, 2004				At December 31, 2003

	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More

		Principal		Principal		Principal		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance
(Dollars in Thousands)	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans	of Loans

Mortgage loans:
Single-family residential and cooperative apartment	13	$2,824	33	$3,175	52	$7,855	67	$7,495	18	$1,217	20	$1,526
Multi-family residential	2	438	4	184	3	508	6	1,083	4	936	4	673
Commercial real estate	4	742	22	6,869	7	4,041	27	10,005	2	14,400	17	7,600
Commercial business loans	7	4,177	36	7,292	22	7,637	52	17,895	2	285	40	10,392
Consumer and other loans(1)	24	83	26	314	34	143	34	327	34	138	42	880

Total	50	$8,264	121	$17,834	118	$20,184	186	$36,805	60	$16,976	123	$21,071

Delinquent loans to total loans(2)		0.07%		0.14%		0.18%		0.33%		0.28%		0.34%

(1)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans, piano loans, overdraft checking loans and secured and unsecured personal loans.

(2)	Total loans includes loans receivable less deferred loan fees and unamortized discounts, net.

     Non-Performing Assets. The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and OREO at the dates indicated.

	At December 31,

(Dollars in Thousands)	2005	2004	2003	2002	2001

Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$3,175	$7,495	$1,526	$3,041	$4,172
Multi-family residential	792	1,394	1,131	1,136	2,312
Commercial real estate	8,351	12,517	20,061	11,738	6,780
Commercial business loans	15,707	22,002	12,244	22,495	13,313
Other loans(1)	300	236	840	568	1,225

Total non-accrual loans	28,325	43,644	35,802	38,978	27,802

Loans past due 90 days or more as to:
Interest and accruing	86	117	40	152	130
Principal and accruing(2)	8,722	5,517	742	2,482	18,089

Total past due accruing loans	8,808	5,634	782	2,634	18,219

Total non-performing loans	37,133	49,278	36,584	41,612	46,021

Other real estate owned, net(3)	1,279	2,512	15	7	130

Total non-performing assets(4)	$38,412	$51,790	$36,599	$41,619	$46,151

Restructured loans	$4,045	$4,198	$4,345	$4,674	$4,717

Non-performing loans as a percent of total loans	0.30%	0.44%	0.59%	0.72%	0.78%

Non-performing assets as a percent of total assets	0.20%	0.29%	0.38%	0.52%	0.61%

Allowance for loan losses as a percent of total loans	0.82%	0.90%	1.29%	1.38%	1.33%

Allowance for loan losses as a percent of non-performing loans	273.25%	205.84%	217.32%	193.57%	170.01%

(1)	Consists primarily of home equity loans and lines of credit and FHA home improvement loans.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

     Non-performing assets decreased $13.4 million or 25.8% to $38.4 million at December 31, 2005 compared to $51.8 million at December 31, 2004. The decrease primarily reflects a $15.3 million decrease in non-accrual loans, a $1.2 million decrease in other real estate owned, partially offset by a $3.1 million increase in loans past due 90 days or more as to principal but still accruing, which loans continued to make payments on a basis consistent with the original repayment schedule. Non-accrual loans had decreases of $6.3 million in non-accrual commercial business loans, $4.3 million in non-accrual single-family residential and cooperative apartment loans, $4.1 million in non-accrual commercial real estate loans and $0.6 million in non-accrual multi-family residential loans.
      Loans 90 days or more past maturity on which payments continued to be made on a basis consistent with the original repayment schedule increased $3.1 million to $8.7 million at December 31, 2005 compared to December 31, 2004. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.
      The interest income that would have been recorded during the years ended December 31, 2005, 2004 and 2003 if all of the Bank’s non-accrual loans at the end of each such period had been current in accordance with their terms during such periods was $1.2 million, $1.8 million and $1.1 million, respectively.
      A New York-chartered savings bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department (“Department”), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner, and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Although the Company believes that its allowance for loan losses was at a level to cover all known and inherent losses in its loan portfolio at December 31, 2005 that were both probable and reasonable to estimate, there can be no assurance that the regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially adjust its allowance for possible loan losses, thereby affecting the Company’s financial condition and results of operations at the date and for the period during which such adjustment must be recognized.
      Criticized and Classified Assets. Federal banking regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the same weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, resulting in a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The Company also categorizes assets as “special mention”. These are generally defined as assets that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset. However, they do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.
      The Company’s senior management reviews and classifies loans continually and reports the results of its reviews to the Board of Directors on a monthly basis. The Company has also experienced significant improvement in the level of classified loans during 2005. At December 31, 2005, the Company had classified an aggregate of $61.7 million of assets (a portion of which consisted of non-accrual loans) which was a 25.7% improvement compared to $83.0 million at December 31, 2004. In addition, at December 31, 2005 the Company had $127.6 million of assets that were designated by the Company as special mention compared to $97.1 million at December 31, 2004.
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
      The formalized process for assessing the level of the allowance for loan losses is performed on a quarterly basis. Individual loans are specifically identified by loan officers as meeting the criteria of pass, criticized or classified loans. Such criteria include, but are not limited to, non-accrual loans, past maturity loans, impaired loans, chronic delinquencies and loans requiring heightened management oversight. Each loan is assigned to a risk level of special mention, substandard, doubtful and loss. Loans that do not meet the criteria to be characterized as criticized or classified are categorized as pass loans. Each risk level, including pass loans, has an associated reserve factor that increases as the risk level category increases. The reserve factor for criticized and classified loans becomes larger as the risk level increases. The reserve factor for pass loans differs based upon the loan type and collateral type. Commercial business loans and commercial real estate loans have a larger loss factor applied to pass loans since these loans are deemed to have higher levels of known and inherent loss than single-family residential and multi-family residential loans. The reserve factor is applied to the aggregate balance of loans designated to each risk level to compute the aggregate reserve requirement. This method of analysis is performed on the entire loan portfolio.
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
      The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest, according to the contractual terms of the loan agreement. The measurement value of the Company’s impaired loans is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market prices of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company identifies and measures impaired loans in conjunction with its assessment of the level of the allowance for loan losses. Specific factors used in the identification of impaired loans include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history and debt coverage. Impaired loans totaled $21.3 million at December 31, 2005 with a related allowance allocated of $1.1 million applicable to such loans.
      The Company’s allowance for loan losses amounted to $101.5 million at December 31, 2005 as compared to $101.4 million at December 31, 2004. The Company’s allowance amounted to 0.82% of total loans at December 31, 2005 and 0.90% at December 31, 2004. The allowance for loan losses as a percent of non-performing loans was 273.3% at

December 31, 2005 compared to 205.8% at December 31, 2004.
      The Company’s allowance for loan losses increased $0.1 million from December 31, 2004 to December 31, 2005 due to the net recoveries of $0.1 million. The Company did not record a provision for loan losses during 2005 due to the improved quality in the characteristics of the loan portfolio including a reduction in classified loans and net charge-offs and the recognition of current economic conditions. Although there was no provision recorded in 2005, adjustments were made to the allowance for loan losses by loan category to reflect changes in the Company’s loan mix and risk characteristics.
      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at December 31, 2005 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.
      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

					Nine Months
					Ended
	Year Ended December 31,				December 31,

(Dollars in Thousands)	2005	2004	2003	2002	2001

Allowance at beginning of period	$101,435	$79,503	$80,547	$78,239	$71,716
Allowance of acquired institution (SIB)	—	24,069	—	—	—
Provision:
Mortgage loans	—	2,000	2,300	3,733	4,200
Commercial business and other loans(1)	—	—	1,200	4,267	3,675

Total provision	—	2,000	3,500	8,000	7,875

Charge-offs:
Mortgage loans	97	1,227	6,202	1,159	850
Commercial business and other loans(1)(2)	2,982	10,500	1,179	7,202	1,756

Total charge-offs	3,079	11,727	7,381	8,361	2,606

Recoveries:
Mortgage loans	455	5,775	364	1,170	83
Commercial business and other loans(1)	2,656	1,815	2,473	1,499	1,171

Total recoveries	3,111	7,590	2,837	2,669	1,254

Net loans recovered /(charged-off)	32	(4,137)	(4,544)	(5,692)	(1,352)

Allowance at end of period	$101,467	$101,435	$79,503	$80,547	$78,239

Net loans charged-off to allowance for loan losses	N/A	4.08%	5.72%	7.07%	1.73%
Net loans charged-off to average loans outstanding during year	N/A	0.04%	0.08%	0.10%	0.02%
Allowance for possible loan losses as a percent of total loans	0.82%	0.90%	1.29%	1.38%	1.33%
Allowance for possible loan losses as a percent of total non-performing loans (3)	273.25%	205.84%	217.32%	193.57%	170.01%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Includes a $9.2 million charge-off related to the mortgage warehouse line of credit portfolio in 2004.

(3)	Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

     The following table sets forth information concerning the allocation of the Company’s allowance for loan losses by loan category at the dates indicated.

	At December 31,

	2005		2004		2003		2002		2001

	Amount of		Amount of		Amount of		Amount of		Amount of
(Dollars in Thousands)	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)	Allowance	Percent(1)

Mortgage loans	$77,425	84.2%	$71,867	82.8%	$56,549	76.4%	$52,087	73.9%	$53,094	78.1%
Commercial business loans	17,729	7.9	22,191	7.2	16,974	9.8	22,927	10.3	18,595	11.3
Mortgage warehouse lines of credit	4,226	3.7	5,161	5.9	4,016	8.5	3,516	11.9	4,349	7.6
Other loans(2)	2,087	4.2	2,216	4.1	1,964	5.3	2,017	3.9	2,201	3.0

Total	$101,467	100.0%	$101,435	100.0%	$79,503	100.0%	$80,547	100.0%	$78,239	100.0%

(1)	Percent of loans in each category to total loans.

(2)	Includes home equity loans and lines of credit, FHA home improvement loans, student loans, automobile loans, passbook loans and secured and unsecured personal loans.
Environmental Issues
      The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable under certain circumstances for costs of cleaning up hazardous materials found on property securing their loans. In addition, the existence of hazardous materials may make it uneconomic for a lender to foreclose on such properties. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may be substantial for loans secured by residential real estate if environmental contamination makes security property unsuitable for use. This could also have a negative effect on nearby property values. The Company attempts to control its risk by requiring a Phase One environmental assessment be completed as part of its underwriting review for all commercial real estate mortgage applications.
      The Company believes its procedures regarding the assessment of environmental risk are adequate and the Company is unaware of any environmental issues which would subject it to any material liability as of the date hereof. However, no assurance can be given that the values of properties securing loans in the Company’s portfolio will not be adversely affected by unforeseen environmental risks.
Investment Activities
      Investment Policies. The investment policy of the Company, which is established by the Board of Directors, is designed to help the Company achieve its fundamental asset/liability management objectives. Generally, the policy calls for the Company to emphasize principal preservation, liquidity, diversification, short maturities and/or repricing terms, and a favorable return on investment when selecting new investments for the Company’s investment and mortgage-related securities portfolios. In addition, the policy sets forth objectives which are designed to limit new investments to those which further the Company’s goals with respect to interest rate risk management. The Company’s current securities investment policy permits investments in various types of liquid assets including obligations of the U.S. Treasury and federal agencies, investment-grade corporate and trust obligations, preferred securities, various types of mortgage-related securities, including collateralized mortgage obligations (“CMOs”), commercial paper and insured certificates of deposit. The Bank, as a New York-chartered savings bank, is permitted to make certain investments in equity securities and stock mutual funds. At December 31, 2005, these equity investments totaled $11.9 million. See “— Regulation-Activities and Investments of FDIC-Insured State-Chartered Banks”.
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

      Mortgage-Related Securities. Mortgage-related securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation (“Freddie Mac”), Fannie Mae and the Government National Mortgage Association (“GNMA”). The Company primarily invests in CMO private issuances, which are principally AAA rated and are current pay sequential pass-throughs or planned amortization class structures, and CMOs backed by U.S. Government agency securities.
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
      At December 31, 2005, the Company’s $3.16 billion of mortgage-related securities, which represented 16.5% of the Company’s total assets at such date, were comprised of $1.94 billion of AAA rated CMOs, $72.2 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.14 billion of pass through certificates, which were also issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The portfolio decreased by $323.9 million during the year ended December 31, 2005 primarily due to $734.6 million of principal payments received combined with sales of $417.6 million which were partially offset by $910.5 million of purchases. The purchases during the year ended December 31, 2005 primarily consisted of $720.6 million of AAA rated CMOs with an average yield of 4.72% and $160.0 million of Fannie Mae pass through certificates with a weighted average yield of 4.58%.
      At December 31, 2005, the contractual maturity of approximately 85.6% of the Company’s mortgage-related securities was within five years. The actual maturity of a mortgage-related security is generally less than its stated maturity due to repayments of the underlying mortgages. Prepayments at a rate different than that anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles used in the United States (“GAAP”), premiums and discounts are amortized over the estimated lives of the securities, which decrease and increase interest income, respectively. The repayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of mortgage-related securities, and these assumptions are reviewed periodically to reflect actual prepayments. If prepayments are faster than anticipated, the life of the security may be shortened and may result in the acceleration of any unamortized premium. Although repayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate col-

lateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of repayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the repayment of the underlying mortgages and the related security. Under those circumstances, the Company may be subject to reinvestment risk to the extent that the Company’s mortgage-related securities amortize or repay faster than anticipated and the Company is not able to reinvest the proceeds of such repayments and prepayments at comparable rates. During 2005, as mortgage rates increased, the Company experienced a decrease in repayments, prepayments and maturities to $734.6 million for the year ended December 31, 2005 compared to $997.1 million for the year ended December 31, 2004. As a result, the Company also experienced a corresponding decline in the amortization of premium to $16.9 million for the year ended December 31, 2005 compared to $19.4 million for the year ended December 31, 2004.
      The following table sets forth the activity in the Company’s mortgage-related securities portfolio during the periods indicated, all of which are available-for-sale.

	Year Ended December 31,

(In Thousands)	2005		2004		2003

Mortgage-related securities at beginning of period	$3,479,482		$2,211,755		$1,038,742
Acquired from SIB acquisition	—		1,620,015		—
Purchases	910,503		840,250		2,823,123
Sales	(417,551	) (1)	(158,340	) (1)	—
Repayments, prepayments and maturities	(734,641)		(997,105)		(1,627,540)
Amortization of premiums	(16,902)		(19,388)		(26,216)
Accretion of discounts	577		1,345		2,002
Change in unrealized gains/(losses) on available-for-sale mortgage-related securities	(65,879)		(19,050)		1,644

Mortgage-related securities at end of period	$3,155,589		$3,479,482		$2,211,755

(1)	The Company recognized a net gain of $3.3 million and $2.9 million on the sale of mortgage-related securities during the years ended December 31, 2005 and 2004, respectively. No gain or loss was recognized for the year ended December 31, 2003.
     Investment Securities. The Company has the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, preferred securities, mutual funds, equity securities and corporate and trust obligations. The Company’s investment securities portfolio decreased $35.4 million to $418.9 million at December 31, 2005 compared to $454.3 million at December 31, 2004. The decrease was due to sales totaling $59.9 million, primarily consisting of corporate bonds and preferred securities combined with maturities, calls and repayments aggregating $160.2 million. Partially offsetting these decreases were $188.9 million of purchases, primarily $100.0 million of federal agency securities with a weighted average yield of 4.84%, $56.4 million of corporate bonds with a weighted average yield of 4.48% and $22.9 million of U.S. Treasury securities with a weighted average yield of 3.74%.

      The following table sets forth the activity in the Company’s investment securities portfolio, all of the securities of which are available-for-sale, during the periods indicated.

	Year Ended December 31,

(In Thousands)	2005		2004		2003

Investment securities at beginning of period	$454,305		$296,945		$224,908
Acquired from SIB acquisition	—		469,947		—
Purchases	188,907		186,291		225,240
Sales	(59,887	) (1)	(155,495	) (1)	(48,410	) (1)
Maturities, calls and repayments	(160,206)		(332,330)		(101,535)
Amortization of premium	(130)		(726)		(223)
Accretion of discounts	124		187		128
Other-than-temporary impairment charge on securities	—		(12,737)		—
Change in unrealized gains/(losses) on available-for-sale investment securities	(4,202)		2,223		(3,163)

Investment securities at end of period	$418,911		$454,305		$296,945

(1)	The Company recognized net gains of $3.3 million, $1.0 million and $0.5 million on the sale of investment securities during the years ended December 31, 2005, 2004 and 2003, respectively.
     The following table sets forth information regarding the amortized cost and fair value of the Company’s investment and mortgage-related securities at the dates indicated.

	At December 31,

	2005		2004		2003

	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(In Thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Investment securities:
U.S. Government and agencies	$231,716	$227,662	$212,016	$212,068	$15,549	$15,585
Corporate	95,342	95,441	89,093	89,381	119,013	119,575
Municipal	160	161	4,630	4,866	4,282	4,590
Equity Securities:
Preferred	94,350	95,578	146,604	146,930	158,462	155,869
Common	69	69	486	1,060	386	1,326

Total investment securities	421,637	418,911	452,829	454,305	297,692	296,945

Mortgage-related securities:
Fannie Mae	442,269	435,526	449,182	451,375	142,956	146,177
GNMA	17,545	16,729	7,259	7,563	8,981	9,655
Freddie Mac	699,890	688,289	973,750	978,235	5,140	5,411
CMOs	2,069,694	2,015,045	2,057,221	2,042,309	2,043,558	2,050,512

Total mortgage-related securities	3,229,398	3,155,589	3,487,412	3,479,482	2,200,635	2,211,755

Total securities available-for-sale	$3,651,035	$3,574,500	$3,940,241	$3,933,787	$2,498,327	$2,508,700

      The following table sets forth certain information regarding the contractual maturities of the Company’s investment and mortgage-related securities at December 31, 2005, all of which securities were classified as available-for-sale.

	At December 31, 2005, Contractually Maturing

		Weighted		Weighted		Weighted		Weighted
	Under 1	Average	1-5	Average	6-10	Average	Over 10	Average
(Dollars in Thousands)	Year	Yield (1)	Years	Yield (1)	Years	Yield (1)	Years	Yield (1)	Total

Investment securities:
U.S. Government and agencies	$11,080	2.53%	$30,129	4.08%	$113,005	4.90%	$73,448	5.01%	$227,662
Corporate	1,700	5.62	8,244	4.56	9,862	4.46	75,635	4.67	95,441
Municipal	—	—	—	—	—	—	161	6.45	161
Mortgage-related securities:
Fannie Mae	5,749	3.35	285,121	4.64	125,958	4.98	18,698	5.55	435,526
GNMA	3	4.28	1,527	4.48	—	—	15,199	4.60	16,729
Freddie Mac	5,397	5.19	637,787	4.72	34,988	4.84	10,117	5.56	688,289
CMOs	107,204	5.01	1,659,547	4.53	223,779	4.70	24,515	5.50	2,015,045

Total	$131,133	4.75%	$2,622,355	4.58%	$507,592	4.82%	$217,773	4.99%	$3,478,853

(1)	The weighted average yield is based on amortized cost.
Sources of Funds
      General. Deposits are the primary source of the Company’s funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal and interest payments, maturities and sales of securities, interest on securities and borrowings (including subordinated and senior notes). Loan payments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.
      Depending upon market conditions and funding needs, the Company at times uses brokered certificates of deposit (“CDs”) and brokered money market accounts as alternative sources of funds. The brokered CDs are issued by nationally recognized brokerage firms.
      Deposits. The Company’s product line is structured to attract both consumer and business prospects. The current product line includes negotiable order of withdrawal (“NOW”) accounts (including the “Independence Rewards Plus Checkingtm product), money market accounts (including brokered accounts), non-interest-bearing checking accounts, passbook and statement savings accounts, business checking accounts, cash management services, New Jersey municipal deposits, Interest on Lawyers Trust Accounts (“IOLTA”), Interest on Lawyers Accounts (“IOLA”) and term certificate accounts (including brokered CDs).
      Since 2002, the Company’s product line has been expanded to attract middle market business and larger corporate customers by offering a full suite of non-credit cash management services. The current product line includes lockbox services, sweep accounts, automated clearing house (ACH) services, account reconciliation services, escrow services, zero balance accounts, cash concentration, wire transfer services, and a cash management suite of services that business customers can access via the internet. Business customers benefit from these services through reduced operational costs, accelerated funds availability, and increased interest income. The primary goal in development of these services was to increase core deposits from business customers by offering additional products and services where fees are offset with compensating balances on deposit. Accounting for these service dollars and compensating balances are calculated through the Company’s account analysis system, which provides its customers with earnings credits applied against equivalent balances for services.
      Development of these products and services was designed to penetrate new markets by obtaining larger deposit relationships from business customers as well as offering borrowing customers additional business banking products in order to increase their deposit relationships. Approximately 1,295 business customers are using some form of cash management services as of December 31, 2005.
      The Company’s deposits are obtained primarily from the areas in which its branch offices are located. Prior to 2004 the Company neither paid fees to brokers to solicit funds for deposit nor did it actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more. However, the Company assumed $281.4 million of brokered CDs as a result of the SIB transaction of which $33.0 million remained outstanding at December 31, 2004. In addition, the Company used brokered CDs and brokered money market accounts as an alternative funding source during 2005 to reduce its dependence on higher costing wholesale borrowings. The Company had $677.0 million of brokered CDs and $482.3 million of brokered money market accounts outstanding at December 31, 2005.
      The Company attracts deposits through a network of convenient office locations offering a variety of accounts and services, competitive interest rates and convenient customer hours. The Company’s branch network consists of 126 branch offices. During the year ended December 31, 2005 the Company opened seven branches: four in Manhattan, New York, and one each in Queens, New York, Brooklyn, New York and in Middlesex County, New Jersey. As a result of the SIB transaction, the Company continues to hold over 28% of the deposits in the Staten Island market which as of June 30, 2005 was the highest percentage held by any one depository institution on Staten Island.
      During the first quarter of 2006 the Company opened one branch in Manhattan, New York. The Company currently expects to expand its branch network through the opening of approximately two additional branch offices during the remainder of 2006.
      During 2002, the Company also expanded its retail banking services to include a private banking/wealth management group. This group was added to broaden and diversify the Company’s customer base and offers personalized and specialized services, including a carefully selected range of managed investment alternatives through third parties, to meet the needs of the Company’s clients. As of December 31, 2005, the private banking/wealth management group had $447.8 million in deposits of which $415.9 million or 92.9% were core deposits compared to $227.6 million in deposits of which $185.7 million were core deposits at December 31, 2004. In addition, this group had $40.3 million and $41.6 million of primarily multi-family and commercial business loans outstanding at December 31, 2005 and December 31, 2004, respectively.
      In addition to its branch network, the Company currently maintains 230 ATMs in or at its branch offices and 35 ATMs at remote sites. The Company currently plans to install 7 additional ATMs in its offices and four ATMs at remote sites by the end of calendar 2006.
      Supplementing the Company’s branch and ATM network are its Call Center, the Interactive Voice Response unit and its Internet Banking services. On an average monthly basis, the Company’s Call Center responds to and processes over 60,000 customer transactional requests and informational inquiries. The Call Center also provides account-opening services and can accept loan applications related to the Company’s consumer loan product line. The Interactive Voice Response unit provides automated voice and touch-tone information to approximately 400,000 telephoned inquiries per month. The Company’s Internet Banking site currently has approximately 92,000 users and provides a wide range of product and account information to both existing and new customers. Services on this site include account-opening capabilities, consumer loan applications, on-line bill paying and other products and services.
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
      The Company’s focus on customer service has facilitated its growth and retention of lower costing NOW accounts, money market accounts, non-interest bearing checking accounts, business checking accounts and savings accounts, which generally bear interest rates substantially less than certificates of deposit. During the first quarter of 2005, the Company introduced the Independence RewardsPlus

Checkingtm product and utilized certain certificates of deposit promotions as an alternative funding source to reduce its dependence on higher costing wholesale borrowings. As a result of these initiatives, core deposits increased $196.0 million, or 2.8%, to $7.23 billion at December 31, 2005 compared to $7.03 billion at December 31, 2004. Certificates of deposit increased $1.44 billion, or 63.6% to 3.72 billion at December 31, 2005 compared to $2.27 billion at December 31, 2004. As a result of the increase in certificates of deposit, core deposits amounted to 66.1% of total deposits at December 31, 2005 compared to 75.6% at December 31, 2004. During the year ended December 31, 2005, the weighted average rate paid on the Company’s deposits, excluding certificates of deposit was 1.04%, as compared to a weighted average rate of 2.94% paid on the Company’s certificates of deposit during this period. At December 31, 2005, approximately 65.1% of the Company’s certificates of deposit portfolio was scheduled to mature within one year, reflecting customer preference to maintain their time deposits with relatively short terms during the current economic environment.
      The Company’s deposits increased $1.64 billion or 17.6% to $10.95 billion at December 31, 2005 from December 31, 2004. The increase was due to deposit inflows of $1.48 billion, of which $1.35 billion was certificates of deposit, combined with interest credited of $162.9 million. For further information regarding the Company’s deposit liabilities see Note 11 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      The following table sets forth the activity in the Company’s deposits during the periods indicated.

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Deposits at beginning of period	$9,305,064	$5,304,097	$4,940,060
Deposits of acquired institution (SI Bank)	—	3,786,020	—
Other net increase before interest credited	1,477,352	129,588	310,780
Interest credited	162,867	85,359	53,257

Net increase in deposits	1,640,219	4,000,967	364,037

Deposits at end of period	$10,945,283	$9,305,064	$5,304,097

      The following table sets forth by various interest rate categories the certificates of deposit with the Company at the dates indicated.

	At December 31,

(In Thousands)	2005	2004	2003

0.01% to 1.49%	$476,101	$889,289	$784,734
1.50% to 1.99%	29,043	253,834	51,754
2.00% to 2.99%	166,995	200,353	84,664
3.00% to 3.99%	1,548,185	344,084	252,363
4.00% to 4.99%	1,377,977	427,794	78,809
5.00% to 5.99%	95,487	117,955	105,348
6.00% to 6.99%	12,053	27,473	19,281
7.00% to 8.99%	9,753	10,633	1,949

	$3,715,594	$2,271,415	$1,378,902

      The following table sets forth the amount and remaining contractual maturities of the Company’s certificates of deposit at December 31, 2005.

		Over	Over	Over
	Six	Six Months	One Year	Two Years	Over
	Months	Through	Through	Through	Three
(In Thousands)	Or Less	One Year	Two Years	Three Years	Years	Total

0.01% to 1.49%	$360,837	$95,826	$16,355	$2,865	$218	$476,101
1.50% to 1.99%	6,715	1,377	20,118	831	2	29,043
2.00% to 2.99%	109,836	4,918	4,921	22,252	25,068	166,995
3.00% to 3.99%	968,290	236,851	280,471	52,962	9,611	1,548,185
4.00% to 4.99%	332,269	259,050	426,131	43,000	317,527	1,377,977
5.00% to 5.99%	26,933	5,916	49,642	84	12,912	95,487
6.00% to 6.99%	11,721	55	24	232	21	12,053
7.00% to 8.99%	—	—	8,455	1,294	4	9,753

Total	$1,816,601	$603,993	$806,117	$123,520	$365,363	$3,715,594

      As of December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $1.75 billion, which included $677.0 million of brokered CDs. The following table presents the maturity of these certificates of deposit at such date.

(In Thousands)	Amount

3 months or less	$683,382
Over 3 months through 6 months	327,527
Over 6 months through 12 months	191,122
Over 12 months	550,047

$1,752,078

      Borrowings. The Company may obtain advances from the FHLB of New York based upon the security of the common stock it owns in that bank and certain of its residential mortgage loans, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts, to fund increased lending or for investment purchases. The Company had $2.04 billion of FHLB advances outstanding at December 31, 2005 with maturities of ten years or less with approximately 50.0% having a maturity of less than one year. At December 31, 2005 the Company had the ability to borrow, from the FHLB, an additional $2.40 billion on a secured basis, utilizing mortgage-related loans and securities as collateral. Another funding source available to the Company is repurchase agreements with the FHLB and other counterparties. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At December 31, 2005, the Company had $2.91 billion of repurchase agreements outstanding with the majority maturing between one and five years.
      Borrowings (not including subordinated and senior notes) decreased $555.2 million to $4.96 billion at December 31, 2005 compared to $5.51 billion at December 31, 2004. The decrease was principally due to repayments of borrowings as the Company used the increase in deposits, in particular, certificates of deposit, as a lower costing alternative funding source. For the year ended December 31, 2005, the weighted average interest rate of borrowings was 3.23% compared to the weighted average interest rate of certificates of deposit of 2.94%.
      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company also utilized the increase in deposits as an alternative funding source to reduce its dependence on higher costing borrowings. During the year ended December 31, 2005, the Company paid-off $2.08 billion of primarily short-term borrowings that matured with a weighted average interest rate of 2.91% and borrowed approximately $668.0 million of long-term fixed-rate borrowings at a weighted average interest rate of 3.68%. The Company also borrowed $894.9 million of short-term floating-rate borrowings. These borrowings generally mature within 30 days and have a weighted average interest rate of 4.12%. The Company anticipates replacing a portion of these short-term borrowings with lower costing deposits.
      The Company has also used the issuance of subordinated and senior notes as a funding source. The Company had $397.3 million of subordinated notes outstanding at December 31, 2005 which qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
      During 2005 the Company issued $250.0 million aggregate principal amount of 4.90% Fixed Rate Notes due 2010. The Company used $150.0 million of the $248.1 million of net proceeds to make a capital contribution to the Bank.
      The Company is managing its leverage position and had a borrowings (including subordinated and senior notes) to asset ratio of 29.4% at December 31, 2005 and 33.3% at December 31, 2004.
      For further discussion of the Company’s borrowings see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Business Strategy-Controlled Growth” set forth in Item 7 hereof and Notes 12, 13 and 14 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
Trust Activities
      The Bank also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trust. Trust and investment services are offered through the Bank’s Private Banking Trust and Investment Department, which was acquired as a result of the SIB transaction. Fiduciary and investment services are provided primarily to persons and entities located in the banking branch market area. Services offered include fiduciary services for trusts and estates, money management, custodial services and pension and employee benefits consulting. As of December 31, 2005, the Trust and Investment Management Department maintained approximately 294 trust/fiduciary accounts with an aggregate value of $217.3 million.
      The accounts maintained by the Trust and Investment Management Department consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank has responsibility for administration and investment management and/or investment advice. The Bank under special situations utilizes outside investment partners for the Investment Management process. “Non-managed” accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees depending upon the level and type of service provided. The Trust and Investment Management Department administers various trust accounts (revocable, irrevocable, charitable trusts and trusts under wills), agency accounts (various investment fund products), estate accounts and employee benefit plan accounts (assorted plans and IRA accounts).
Employees
      The Company had 1,974 full-time employees and 444 part-time employees at December 31, 2005. None of these employees are represented by a collective bargaining agreement or agent and the Company considers its relationship with its employees to be good.
Subsidiaries
      At December 31, 2005, the Holding Company’s two active subsidiaries were the Bank and Mitchamm Corp. (“Mitchamm”).
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
      BNB Capital Trust. BNB Capital Trust (the “Issuer Trust”) (assumed by the Holding Company as part of the acquisition of Broad National Bancorporation (“Broad”) is a statutory business trust formed under Delaware law in June 1997. As a result of the Broad acquisition, the Issuer Trust is wholly owned by the Holding Company. In accordance with the terms of the trust indenture, the Trust redeemed all of its outstanding 9.5% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) totaling $11.5 million, at $10.00 per share, effective June 30, 2002. Accordingly, the Issuer Trust is now considered to be an inactive subsidiary.
      The following are the subsidiaries of the Bank:
      Independence Community Investment Corp. (“ICIC”). ICIC was established in December

1998, and is the Delaware-chartered holding company for Independence Community Realty Corp. (“ICRC”), Renaissance Asset Corporation (“RAC”) and Staten Island Funding Corporation (“SIFC”). On December 18, 1998 the Bank transferred 1,000 shares of ICRC’s common stock, par value $.01 per share, and 9,889 shares of junior preferred stock, stated value $1,000 per share, to ICIC in return for all 1,000 shares of ICIC’s common stock, par value $.01 per share. At December 31, 2005, ICIC held $223.3 million of securities available-for-sale and $230.7 million of short-term investments.
      Independence Community Realty Corp. ICRC was established in September 1996 as a real estate investment trust. On October 1, 1996, the Bank transferred to ICRC real estate loans with a fair market value of approximately $834.0 million in return for all 1,000 shares of ICRC’s common stock and all 10,000 shares of ICRC’s 8% junior preferred stock. In January 1997, 111 officers and employees of the Bank each received one share of 8% junior preferred stock with a stated value of $1,000 per share of ICRC. At December 31, 2005, ICRC held $2.53 billion of loans and $98.5 million of short-term investments.
      Renaissance Asset Corporation. RAC, which was acquired from Broad, was established by Broad National Bank (“Broad National”) in November 1997 as a New Jersey real estate investment trust. At December 31, 2005, RAC held $864.0 million of loans and $384.3 million of short-term investments. Effective January 1, 2003, RAC was merged into a newly formed Delaware corporation, also called Renaissance Asset Corporation, with the Delaware company being the surviving entity. Pursuant to the terms of the merger, each share of common and preferred stock of the New Jersey corporation was converted into an identical share of the Delaware corporation.
      Staten Island Funding Corporation. SIFC, which was acquired from SIB, was established by SI Bank in 1998 as a Maryland real estate investment trust. At December 31, 2005, SIFC held $610.7 million of loans and $13.1 million of short-term investments.
      Independence Community Insurance Agency, Inc. (“ICIA”). ICIA was established in 1984. ICIA was formed as a licensed life insurance agency to sell the products of the new mutual insurance company formed by the Savings Bank Life Insurance Department of New York.
      Wiljo Development Corp. (“Wiljo”). The assets of Wiljo consist primarily of the office space in the building in which the Company’s executive office is located and its limited partnership interest in the partnership which owns the remaining portion of the building. At December 31, 2005, Wiljo had total assets of $7.9 million and the Company’s equity investment in Wiljo amounted to $7.8 million.
      Broad National Realty Corp. (“BNRC”). BNRC was established by Broad National in July 1987. The assets of BNRC consist primarily of an office building located at 909 Broad Street, Newark, New Jersey. BNRC is also the holding company for Broad Horizons Inc. (“Horizon”). BNRC had total assets of $2.7 million at December 31, 2005.
      Broad Horizons Inc. Horizon was established by Broad National in May 1998 to manage vacant land located at 901 Broad Street, Newark, New Jersey. Horizon’s assets totaled $178,000 at December 31, 2005.
      BNB Investment Corp. (“Investment Corp”). Investment Corp. was established by Broad National in February 1987 to hold various investment securities. Investment Corp. had total assets of $62.0 million, of which $61.8 million was short-term investments, at December 31, 2005.
      SIB Investment Corporation (“SIBIC”). SIBIC was established by SI Bank in 1998 to manage certain investments of SI Bank. SIBIC is currently inactive and had no assets at December 31, 2005.
      Bronatoreo, Inc. (“Bronatoreo”). Bronatoreo was established by Broad National in August 1992 to maintain parking lots located behind 905 Broad Street, Newark, New Jersey. Bronatoreo had total assets of $1.8 million at December 31, 2005.
      Statewide Financial Services (“SFS”). SFS was established by Statewide Savings Bank, S.L.A. in July 1985 to sell annuity products. SFS is currently inactive with no assets.
      SIB Financial Services Corporation (“SIBFSC”). SIBFSC was established by SI Bank in 2000. SIBFSC was formed as a licensed life insurance agency to sell the products of SBLI USA Mutual Insurance Company, Inc. SIBFSC is

currently inactive and had no assets at December 31, 2005.
      ICM Capital L.L.C. (“ICMC”). ICMC was established in July 2003 to act as a mortgage lender and to participate in the Fannie Mae DUS program. ICMC is 66.67% owned by the Bank and 33.33% owned by Meridian Company. At December 31, 2005, ICMC assets totaled $8.4 million consisting of short-term investments. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”.
      SIB Mortgage Corp. (“SIBMC”). SIBMC was established by SI Bank in 1998 to participate in the mortgage banking business. In March 2004 the majority of SIBMC’s assets (consisting primarily of loans) and operations were sold as part of a plan to exit the mortgage banking business. In 2005 as a result of the Company’s decision to wind down the remaining operations of SIBMC, all remaining loans held by SIBMC were either sold in the secondary market or transferred to the Company’s single-family residential mortgage portfolio. At December 31, 2005, SIBMC had total assets of $18.0 million consisting primarily of short-term investments.
      Independence Community Commercial Reinvestment Corp. (“ICCRC”). ICCRC was established in July 2004. ICCRC is an economic development organization awarded New Market Tax Credit (“NMTC”) allocations in 2004 from the Community Development Financial Institutions Fund of the U.S. Department of Treasury. The NMTC Program promotes business and economic development in low-income communities. The NMTC Program permits ICCRC to receive a credit against federal income taxes for making qualified equity investments in investment vehicles known as Community Development Entities. The credits provided to ICCRC total 39% of the initial value of the $113.0 million investment and will be claimed over a seven-year credit allowance period. ICCRC held $133.4 million of loans at December 31, 2005.
      ICB Leasing Corp. (“Leasing Corp.”). Leasing Corp. was established in September 2004 to engage in the business of equipment leasing. At December 31, 2005, Leasing Corp. held $117.7 million of loans and had total assets of $126.1 million.
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
      Activities Restrictions. The Holding Company operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company that applied to become or was a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), companies that applied to the OTS to become unitary savings and loan holding companies after May 4, 1999 are restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender (“QTL”) test, as discussed under ‘-Qualified Thrift Lender Test,” then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See “—Qualified Thrift Lender Test.”
      The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution’s disclosure of the customer’s financial information to non-affiliated third parties. Such regulations became mandatory as of April 1, 2001.
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
      The QTL test set forth in the HOLA requires that qualified thrift investments (“QTIs”) represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purpose to be included without limitation as qualified investments. At December 31, 2005, approximately 93.5% of the Bank’s assets were invested in QTIs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.
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
      In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2005, the Bank was in compliance with the above restrictions.
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

The Bank
      General. The Bank is subject to extensive regulation and examination by the Department, as its chartering authority, and by the FDIC, as the insurer of its deposits, and is subject to certain requirements established by the OTS as a result of the Holding Company’s status as a registered savings and loan holding company. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Company, the Bank and their operations.
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
      The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier II) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2005, the Bank exceeded each of its regulatory capital requirements. See Note 23 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Activities and Investments of New York-Chartered Savings Banks. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. See “ — Activities and Investments of FDIC Insured State — Chartered Banks.” These New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank’s assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank’s lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the “leeway” authority, make investments not otherwise permitted under the New York Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank’s assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York Banking Law, savings banks are authorized to elect to invest under a “prudent person” standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the “prudent person” standard, it will be unable to avail itself of the other provisions of the New York Banking Law and regulations which set forth specific investment authority. A New York-chartered stock savings bank may also exercise trust powers upon approval of the Department.
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
      Also excluded from the foregoing proscription is the investment by a state-chartered, FDIC-insured bank in common and preferred stock listed on a national securities exchange and in shares of an investment company registered under the Investment Company Act of 1940. In order to qualify for the exception, a state-chartered FDIC-insured bank must (i) have held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991, (ii) be chartered in a state that authorized such investments as of September 30, 1991 and (iii) file a one-time notice with the FDIC in the required form and receive FDIC approval of such notice. In addition, the total investment permitted under the exception may not exceed 100% of the bank’s tier one capital as calculated under FDIC regulations. The Bank received FDIC approval of its notice to engage in this investment activity on February 26, 1993. As of December 31, 2005, the book value of the Bank’s investments under this exception was $11.9 million, which equaled 1.01% of its Tier I capital. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or in the event the Bank converts its charter or undergoes a change in control.
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
      As December 31, 2005, the Bank had capital levels which qualified it as a “well-capitalized” institution. See Note 23 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      FDIC Insurance Premiums. The Bank is a member of the Bank Insurance Fund (“BIF”) administered by the FDIC. The Bank also has accounts insured by the Savings Association Insurance Fund (“SAIF”) as a result of certain acquisitions and branch purchases involving SAIF-insured deposits. Such SAIF-insured deposits amounted to $3.37 billion as of December 31, 2005. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity that the FDIC determines by regulation or order poses a serious threat to the FDIC.
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
      Since January 1, 2000, all FDIC-insured institutions are assessed the same rate for their BIF and SAIF assessable deposits to fund the Financing Corporation. Based upon the $8.38 billion of BIF-assessable deposits and $3.37 billion of SAIF-assessable deposits at December 31, 2005, the Bank expects to pay approximately $388,000 in insurance premiums per quarter during calendar 2006.
      On February 8, 2006, the President signed into law legislation that merges the BIF and the SAIF, eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.
      Major provisions in the legislation include:

•	Maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011.

•	Providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions.

•	Providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations.

•	Requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits. (when the reserve is greater than 1.35% but no more than 1.5%).

•	The merger of the SAIF and BIF must occur no later than July 1, 2006. Other provisions will become effective within 90 days of the publication date of the final FDIC regulations implementing the legislation.
      Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Company had $677.0 million of brokered certificates of deposit and $482.3 million of brokered money market accounts outstanding at December 31, 2005 compared to $33.0 million of outstanding brokered certificates of deposit at December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Deposits” set forth in Item 7 hereof.
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
      During 2005, the Bank funded an aggregate of $80.0 million which had been approved in prior years. During 2004, as part of the SIB transaction, the Bank requested and received approval from the Department and notified the OTS of the distribution to the Company of an aggregate $400.0 million. The Bank declared and funded $370.0 million to pay the cash portion of the merger consideration paid in the transaction. The remaining $30.0 million was declared and funded in 2005. During 2003, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million. The Bank declared $75.0 million and funded $50.0 million during 2003 and $25.0 million in 2005. The Bank declared and funded the remaining $25.0 million during 2005. The distributions, other than the one in 2004 used to fund the cash portion of the consideration paid in the SIB transaction, were primarily used by the Company to fund the Company’s open market stock repurchase programs and dividends.
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
      Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $3.12 billion of FHLB borrowings outstanding at December 31, 2005.
      As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At December 31, 2005, the Bank had approximately $167.3 million in FHLB stock, which resulted in its compliance with this requirement.
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
      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts and personal and business demand deposits) and non-personal time deposits. As of December 31, 2005, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.
Sarbanes-Oxley Act of 2002
      On July 30, 2002, the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud was signed into law. In addition to the establishment of a new accounting oversight board (the Public Company Accounting Oversight Board) which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Act restricts the provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client are required to be pre-approved by the Company’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
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
      The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company’s federal income tax returns have been audited or closed without audit by the Internal Revenue Service through 2001.
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
      At December 31, 2005, the Bank’s total federal pre-1988 reserve was approximately $42.5 million. This reserve reflects the cumulative effects of federal tax deductions by the Company for which no Federal income tax provision has been made.

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
      A Metropolitan Transportation Business Tax Surcharge on Corporations doing business in the Metropolitan District has been applied since 1982. The Company transacts a significant portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 2005, the surcharge rate is 20.4% of New York State franchise tax liability.
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
      If the Bank fails to meet certain thrift assets and definitional tests for New York State and New York City tax purposes, it would have to recapture into taxable income approximately $286.4 million of previously recognized bad debt deductions. As of December 31, 2005 no related deferred taxes have been recognized.
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

ITEM 1A.      Risk Factors
       In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business because such factors may have a significant effect on its operating results and financial condition. As a result of the risk factors set forth below and the information presented elsewhere in this Annual Report on Form 10-K, actual results could differ materially from those included in any forward-looking statements.

If we Fail to Complete the Merger or the Closing of the Merger is Significantly Delayed, it may have an Adverse Impact on our Business
      As discussed above under “Item 1. — Business” on October 24, 2005, the Company entered into a merger agreement with Sovereign Bancorp, Inc. under which Sovereign will acquire the Company. The proposed merger is subject to the satisfaction of various closing conditions, including the approval from the Office of Thrift Supervision, and other conditions described in the Merger Agreement. We cannot assure you that these conditions will be satisfied or that the proposed merger will be successfully completed or completed without significant delay. In the event that the proposed merger is not completed or if the completion of the merger is significantly delayed: (i) Management’s attention from our day-to-day business may be diverted; (ii) we may lose key employees; (iii) our relationships with clients may be disrupted as a result of uncertainties with regard to our business and prospects; (iv) we may be involved in litigation or other adversarial proceedings relating to the merger or to Banco Santander’s proposed investment in Sovereign; and (v) the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects an assumption by investors that the proposed merger will be completed.
      Any such events could adversely affect our stock price and harm our business and operating results.

Our Loan Portfolio Includes Commercial Real Estate, Commercial Business and Multi-Family Residential Loans Which Have a Generally Higher Risk of Loss Than Single-Family Residential Loans
      Over the past several years the Company has increased its investment in commercial real estate loans, commercial business loans and multi-family residential loans, both in terms of dollar amounts and as a percentage of our loan portfolio. Such loans generally have a higher inherent risk of loss than single-family residential mortgage or cooperative apartment loans because repayment of the loans or lines often depends on the successful operation of a business or the underlying property. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market and the local economy. In addition, our commercial real estate and multi-family residential loans have significantly larger average loan balances compared to our single-family residential mortgage and cooperative apartment loans. Our commercial real estate and commercial business loans aggregated $4.66 billion or 37.9% of the total loan portfolio at December 31, 2005. We continue to originate multi-family residential loans consistent with our historical involvement in such lending. Such loans totaled $4.74 billion or 38.6% of the total loan portfolio at December 31, 2005. In addition, we originate and sell multi-family residential loans to Fannie Mae under a special program. Under the terms of the sales program, we retain a portion of the associated credit risk. At December 31, 2005, our maximum potential loss exposure with respect to the $6.27 billion in loans sold under this program was $186.7 million.

Loan Origination Levels Could be Adversely Affected if Mortgage Broker Relationship Ceases
      In recent years, mortgage brokers have been the source of substantially all of the multi-family residential and commercial real estate loans originated by the Company. The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations, including the majority of the loans originated for sale. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in recent years may be a function of, among other things, maintaining the level of referrals from Meridian Capital to the Company or increasing the number of referrals from other mortgage broker relationships.

Adverse Economic and Business Conditions in Our Market Area Could Cause an Increase in Loan Delinquencies and Non-performing Assets, Including Loan Charge-offs, Which in Turn May Negatively Affect the Company’s Income and Growth.
      Although the Company lends throughout the New York City metropolitan area, the substantial majority of its real estate loans are secured primarily by properties located in the boroughs of Brooklyn, Queens and Manhattan, Nassau County, Long Island, and the counties in northern and central New Jersey. Furthermore, at December 31, 2005, approximately 77% of our loan portfolio consists of commercial real estate, commercial business and multi-family residential loans. Such loans may be more sensitive to adverse changes in the local economy than single-family residential loans.
      The Company’s results of operation may be adversely affected by changes in prevailing economic conditions, particularly in the metropolitan New York area, including (i) decreases in real estate values; (ii) changes in interest rates which may cause a decrease in interest rate spreads; (iii) adverse employment conditions; (iv) the monetary and fiscal policies of the Federal government; (v) and other significant external events.
      These factors could adversely affect the Company’s results of operations and consequently its financial condition because borrowers may not be able to repay their loans, the value of collateral securing the Company’s loans to borrowers may decline and the quality of the loan portfolio may deteriorate. This could result in an increase in delinquencies and non-performing assets or require the Company to charge-off a percentage of its loans and/or increase the Company’s provisions for loan losses, which would reduce the Company’s earnings.

Competition With Other Financial Institutions Could Adversely Affect our Growth and Profitability
      The Company faces intense competition both in making loans and in attracting deposits. The Company competes primarily on the basis of its depository rates, the terms of the loans it originates and the quality of the Company’s financial and depository services. The New York City metropolitan area has a significant concentration of financial institutions, many of which are branches of significantly larger institutions which have greater financial resources. Over the past 10 years, consolidation of the banking industry in the New York City metropolitan area has continued resulting in the Company having to face larger and increasingly efficient competitors.
      This competition has made it more difficult for the Company to make new loans as competitors have recently been offering loans with lower fixed rates and loans on more attractive terms than the Company has been willing to offer. In addition, the Company has at times offered higher deposit rates in its market area which also decreases net interest margin. The Company’s profitability depends upon its continued ability to successfully compete in its market area and lowering interest rates on loans and increasing rates paid on deposits in response to competitive pressure could decrease the Company’s net interest margin.
      The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, enabled banks to expand their geographic reach by providing services over the Internet and enabled non-depository institutions to offer products and services that traditionally have been provided by banks. Recent changes in federal banking law permit affiliation under certain circumstances among banks, securities firms and insurance companies, which also may change the competitive environment in which the Company conducts business.

Rising Interest Rates Could Reduce our Net Income
      The Company’s ability to earn a profit depends primarily on its net interest income, which is the difference between the interest income on interest-earning assets, such as loans and investments, and interest expense on our interest-bearing liabilities, such as deposits and borrowings.
      The majority of the Company’s interest- earning assets generally bear fixed interest rates for a contractual period of time. However, the Company’s interest-bearing liabilities that fund the interest-earning assets generally have shorter contractual maturities or no stated maturities, such as core deposits. This imbalance can create significant earnings volatility, because market interest rates change over time. In addition, short-term and long-term interest rates do not necessarily change at the same time or at the same rate. During 2005, the FOMC of the Federal Reserve Board raised the federal funds rate (the rate at which banks borrow funds from one another) eight times, in 25 basis point increments to 4.25% during 2005 (and further raised it an additional 25 basis points to 4.50% in January 2006). While these short-term market rates (which are used as a guide to price the Bank’s deposits) have increased, longer term market interest rates (which are used as a guide to price the Bank’s longer term loans) have not. This flattening of the market yield curve has had a negative impact on net interest margin, and if the increase in short-term interest rates continues to outpace the increase in long-term rates, the Company would experience further compression on its net interest margin which would have a negative effect on the Company’s earnings.
      Changes in interest rates also affect the value of the Company’s interest-earning assets, and in particular the securities available-for-sale portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available-for-sale are reported as a separate component of stockholders’ equity, net of tax. Decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Our Allowance for Loan Losses may be Inadequate, which Could Adversely Affect our Earnings
      The Company’s allowance for loan losses may not be sufficient to cover actual loan losses and if the Company is required to increase its allowance, earnings may be reduced in the period in which the allowance is increased. The Company has identified the evaluation of the allowance for loan losses as a critical accounting estimate where amounts are sensitive to material variation due to the large degree of judgment in (i) assigning individual loans to specific risk levels (pass, special mention, substandard, doubtful and loss); (ii) valuing the underlying collateral securing the loans; (iii) determining the appropriate reserve factor to be applied to specific risk levels for criticized and classified loans (special mention, substandard, doubtful and loss); and (iv) determining reserve factors to be applied to pass loans based upon loan type. To the extent that loans change risk levels, collateral values change or reserve factors change, the Company may need to adjust its provision for loan losses which would impact earnings.
      Management believes the allowance for loan losses at December 31, 2005 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

Our Ability to Pay Dividends is Restricted
      Although the Holding Company has been paying regular quarterly dividends since 1998, its ability to pay dividends to stockholders depends to a large extent upon the dividends the Holding Company receives from the Bank. Dividends paid by the Bank are subject to restrictions under various federal and state banking laws. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to the Holding Company. The Bank’s regulators have the authority to prohibit the Bank or the Company from engaging in unsafe or unsound practices in conducting its business. As a consequence, bank regulators could deem the payment of dividends by the Bank to be an unsafe or unsound practice, depending on the Bank’s financial condition or otherwise, and prohibit such payments. If the Bank were unable to pay dividends to the Holding Company, the Board of Directors might cease paying or reduce the rate or frequency at which the Company pays dividends to stockholders.

Our Stock Value May Suffer from Anti-Takeover Provisions That May Impede Potential Takeovers Other than the Pending Merger with Sovereign
      Provisions in our corporate documents and in Delaware corporate law, as well as certain federal regulations and certain contractual restrictions in our merger agreement with Sovereign, may make it difficult and expensive to pursue a tender offer, change in control or takeover attempt that the board of directors opposes. As a result, stockholders may not have an opportunity to participate in such a transaction, and the trading price of our stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. Anti-takeover provisions include: (i) limitation on the acquisition of more than 10% of the issued and outstanding shares of common stock; (ii) limitations on voting rights; (iii) the election of members of the board of directors to staggered three-year terms; (iv) the absence of cumulative voting by stockholders in the election of directors; (v) provisions governing nominations of directors by stockholders; (vi) provisions governing the submission of stockholder proposals; (vii) provisions prohibiting the calling of special meetings of stockholders except by the board of directors; (viii) our ability to issue preferred stock and additional shares of common stock without stockholder approval; (ix) super-majority voting provisions for the approval of certain business combinations; and (x) super-majority voting provisions to amend our corporate documents.
      These provisions also will make it more difficult for an outsider to remove the current board of directors or management and may discourage potential proxy contests and other potential takeover attempts other than the pending merger with Sovereign.

We are Subject to Extensive Governmental Regulation Which May Affect our Operations
      The Company and the Bank are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. The Company and the Bank are also subject to various laws and regulations which impose restrictions and requirements on our operations. Laws, regulations and policies adopted by federal or state authorities could significantly affect the Company’s business operations. The Company and Bank are also subject to periodic examination by federal and state banking regulators who may impose, among other things, restrictions on operations, which restrictions could substantially affect the implementation of our business plan. In addition, the Company and Bank are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect our business and operations in the future.

Changes in the Value of Goodwill Could Reduce our Earnings
      The Company is required, by generally accepted accounting principles, to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2005, if the $1.19 billion of goodwill reflected as an asset of the Company was deemed fully impaired and the Company was required to charge-off all of its goodwill, the pro forma reduction to stockholders’ equity would be approximately $14.40 per share.
ITEM 1B.      Unresolved Staff Comments
       None.

ITEM 2.      Properties
       The Company’s executive and administrative offices are located at 195 Montague Street, Brooklyn, New York. The Company owns the space it occupies in this facility. At December 31, 2005, the Company maintained 126 branches of which 39 were owned and 87 were leased under various lease agreements expiring at various times through 2098. The Company is also obligated under various other leases for facilities to support its private banking/ wealth management group and the expansion of its commercial real estate lending activities out of the New York metropolitan area. Additional information regarding properties and lease commitments are included in Notes 8 and 20 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof. The Company believes that its facilities are adequate to meet its present and currently foreseeable needs.
ITEM 3.      Legal Proceedings
       The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the opinion of management, in the aggregate, will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.
      On November 4, 2005, a putative class action complaint was filed on behalf of the Holding Company’s stockholders in the Court of Chancery of the State of Delaware against the Holding Company, the members of the Company’s board of directors and Sovereign in connection with the proposed merger of the Company with Sovereign. The complaint alleges, among other things, that the directors of the Holding Company breached their fiduciary duties of due care and good faith by failing to conduct an adequate auction process or market check of the Company’s value and failing to maximize stockholder value; creating deterrents to third party offers (including by agreeing to a termination fee to Sovereign in certain circumstances under the merger agreement); and breaching their duty of loyalty by continuing in office and receiving fees following the merger. The complaint also names Sovereign as a defendant and alleges that Sovereign aided and abetted the breaches by the Holding Company’s directors. Among other things, the complaint seeks class action status, a court order enjoining the consummation of the merger and directing the defendants to take appropriate steps to maximize stockholder value, unspecified damages and the payment of attorneys’ and experts’ fees. The lawsuit is in its preliminary stage. The Holding Company believes that the claims in the lawsuit are without merit and intends to vigorously defend it.
ITEM 4.      Submission of Matters to a Vote of Security Holders
       None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
       The common stock trades on the Nasdaq National Market System under the symbol “ICBC”. As of December 31, 2005, there were 82,332,449 shares of common stock outstanding.
      Effective July 1, 2004, the Company’s Certificate of Incorporation was amended to increase the amount of authorized common stock the Company may issue from 125 million shares to 250 million shares. The Company’s stockholders approved and authorized such amendment at the annual meeting of stockholders held on June 24, 2004.
      As of February 28, 2006 the Holding Company had 16,761 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.
      The following table sets forth the high and low closing stock prices of the Holding Company’s common stock as reported by the Nasdaq National Market System. Price information appears in major newspapers under the symbols “IndepCmntyBk” or “IndpCm”.

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004

	High	Low	High	Low

First Quarter	$41.98	$38.60	$41.41	$34.92
Second Quarter	39.21	35.34	40.93	35.24
Third Quarter	37.56	33.14	40.49	35.03
Fourth Quarter	40.10	30.92	43.18	36.95
      The following table sets forth the high and low bid information of the Holding Company’s common stock as reported by the Nasdaq National Market System. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004

Bid	High	Low	High	Low

First Quarter	$42.48	$38.25	$41.45	$34.70
Second Quarter	39.46	34.52	41.54	35.02
Third Quarter	37.73	32.93	40.65	34.82
Fourth Quarter	40.43	30.66	43.35	36.54
      The following schedule summarizes the cash dividends per share of common stock paid by the Holding Company during the periods indicated. Dividends are paid quarterly.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

First Quarter	$0.26	$0.22
Second Quarter	0.27	0.23
Third Quarter	0.27	0.24
Fourth Quarter	0.27	0.25
      The following schedule summarizes the total cash dividends paid by the Holding Company on its common stock during the periods indicated.

	Year Ended	Year Ended
(In Thousands)	December 31, 2005	December 31, 2004

First Quarter	$21,112	$11,159
Second Quarter	21,691	18,176
Third Quarter	21,507	19,222
Fourth Quarter	21,143	20,266
      On January 25, 2006, the Board of Directors declared a quarterly cash dividend of $0.27 per share of Common Stock, payable on February 23, 2006, to stockholders of record at the close of business on February 9, 2006.
      See “Business-Regulation — The Bank — Limitations on Dividends” set forth in Item 1 hereof, “Liquidity and Commitments” set forth in Item 7 hereof and Notes 1 and 25 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for discussions of the restrictions on the Holding Company’s ability to pay dividends.

      The following table contains information about the Company’s purchases of its equity securities pursuant to its twelfth stock repurchase plan during the quarter ended December 31, 2005.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Remaining
	Total Number	Average Price	Part of a	Shares that May Be
	of Shares	Paid per	Publicly	Purchased Under
Period	Purchased	Share	Announced Plan	the Plan

October 1 — October 31, 2005	—	$—	—	3,536,027
November 1 — November 30, 2005	—	—	—	3,536,027
December 1 — December 31, 2005	—	—	—	3,536,027

Total	—	$—	—

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. The Company completed its eleventh stock repurchase program on August 12, 2005 for an aggregate cost of $111.0 million at an average price of $37.00.
      On May 27, 2005, the Company announced that its Board of Directors authorized the twelfth stock repurchase plan for up to five million shares of the Company’s outstanding common shares subject to completion of the eleventh stock repurchase program. The Company completed its eleventh stock repurchase plan and commenced its twelfth stock repurchase program on August 12, 2005. As of December 31, 2005, 1,463,973 shares had been repurchased pursuant to the Company’s twelfth repurchase program at an average cost of $34.32 per share. The Company suspended its twelfth repurchase program as a result of entering into the Agreement and Plan of Merger among the Company, Sovereign and Iceland Acquisition Corp. dated as of October 24, 2005. See “Business — Independence Community Bank Corp.” set forth in Item 1 hereof and Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for additional information of the Agreement and Plan of Merger.
      See Item 12 hereto for information regarding the Company’s equity plans required by Item 201(d) of Regulation S-K.

ITEM 6.      Selected Financial Data

	At December 31,

(In Thousands)	2005	2004	2003	2002	2001

Selected Financial Condition Data:
Total assets	$19,083,120	$17,753,479	$9,546,607	$8,023,643	$7,624,798
Cash and cash equivalents	1,079,182	360,877	172,028	199,057	207,633
Investment securities available-for-sale	418,911	454,305	296,945	224,908	125,803
Mortgage-related securities available-for-sale	3,155,589	3,479,482	2,211,755	1,038,742	902,191
Loans available-for-sale	22,072	96,671	5,922	114,379	3,696
Loans receivable, net	12,198,903	11,147,157	6,092,728	5,736,826	5,796,196
Goodwill(1)	1,185,566	1,155,572	185,161	185,161	185,161
Identifiable intangible assets, net	67,676	79,056	190	2,046	8,981
Deposits	10,945,283	9,305,064	5,304,097	4,940,060	4,794,775
Borrowings	4,956,729	5,511,972	2,916,300	1,931,550	1,682,788
Subordinated notes	397,260	396,332	148,429	—	—
Senior notes	247,986	—	—	—	—
Total stockholders’ equity	2,285,780	2,304,043	991,111	920,268	880,533

					For the Nine
					Months
					Ended
	For the Year Ended December 31,				December 31,

(Dollars In Thousands, Except Per Share Data)	2005	2004	2003	2002	2001

Selected Operating Data:
Interest income	$837,579	$689,408	$440,120	$485,503	$362,206
Interest expense	338,714	213,915	147,375	175,579	172,626

Net interest income	498,865	475,493	292,745	309,924	189,580

Provision for loan losses	—	2,000	3,500	8,000	7,875

Net interest income after provision for loan losses	498,865	473,493	289,245	301,924	181,705
Net gain (loss) on loans and securities	6,791	(8,535)	765	557	2,850
Other non-interest income	118,089	130,044	111,974	74,561	41,623
Amortization of intangible assets	11,380	8,268	1,855	6,971	5,761
Other non-interest expense	286,453	262,807	186,948	178,084	109,880

Income before provision for income taxes	325,912	323,927	213,181	191,987	110,537
Provision for income taxes	112,440	111,755	76,211	69,585	40,899

Net income	$213,472	$212,172	$136,970	$122,402	$69,638

Basic earnings per share	$2.70	$2.96	$2.74	$2.37	$1.33

Diluted earnings per share	$2.62	$2.84	$2.60	$2.24	$1.27

(footnotes on next page)

					At or For the
					Nine Months
					Ended
	At or For the Year Ended December 31,				December 31,

(Dollars In Thousands, Except Per Share Data)	2005	2004	2003	2002	2001(2)

Key Operating Ratios and Other Data:
Performance Ratios:(3)
Return on average assets	1.18%	1.37%	1.58%	1.56%	1.27%
Return on average equity	9.31	11.31	14.60	13.56	11.01
Return on average tangible assets	1.27	1.46	1.61	1.59	1.30
Return on average tangible equity	20.63	21.79	18.20	17.19	14.38
Average interest-earning assets to average interest-bearing liabilities	102.03	102.17	105.10	106.51	106.55
Interest rate spread(4)	3.09	3.43	3.58	4.08	3.55
Net interest margin(4)	3.13	3.46	3.68	4.23	3.77
Non-interest expense to average assets	1.65	1.75	2.18	2.34	2.10
Efficiency ratio(5)	46.43	43.40	46.19	46.32	47.53
Dividend payout ratio(6)	40.84	33.10	26.15	22.32	21.26
Cash dividends declared per common share	$1.07	$0.94	$0.68	$0.50	$0.27
Asset Quality Ratios:
Non-performing loans as a percent of total loans at end of period	0.30%	0.44%	0.59%	0.72%	0.78%
Non-performing assets to total assets at end of period(7)	0.20	0.29	0.38	0.52	0.61
Allowance for loan losses to non-performing loans at end of period	273.25	205.84	217.32	193.57	170.01
Allowance for loan losses to total loans at end of period	0.82	0.90	1.29	1.38	1.33
Capital and Other Information:(3)
Book value per share	$27.76	$27.13	$18.19	$16.36	$15.08
Tangible book value per share	12.54	12.59	14.79	13.03	11.76
Equity to assets at end of period	11.98%	12.98%	10.38%	11.47%	11.54%
Leverage capital(8)	6.98	5.51	8.14	8.73	8.60
Total capital to risk-weighted assets at end of period(8)	12.59	11.47	12.39	11.40	12.20
Number of full-service offices at end of period	125	122	84	73	69

(1)	Represents the excess of cost over fair value of net assets acquired less identifiable intangible assets. See Note 9 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.

(2)	Where applicable, ratios have been annualized.

(3)	With the exception of end of period ratios and the efficiency ratio, all ratios are based on average daily balances during the respective periods.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities; net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	Reflects adjusted operating expense (net of amortization of goodwill and identifiable intangible assets) as a percent of the aggregate of net interest income and adjusted non-interest income (excluding gains and losses on loans and securities). Amortization of identifiable intangible assets is excluded from the calculation since it is a non-cash expense and gains and losses on loans and securities are excluded since they are generally considered by the Company’s management to be non-recurring in nature. The operating efficiency ratio is not a financial measurement required by generally accepted accounting principles in the United States of America. However, the Company believes such information is useful to investors in evaluating the Company’s operations. The ratio would have been 47.75% for the year ended December 31, 2005 if the adjustments noted above were not made.

(6)	Represents cash dividends declared per common share as a percent of diluted earnings per share.

(7)	Non-performing assets consist of non-accrual loans, loans past due 90 days or more as to interest or principal repayment and accruing and real estate acquired through foreclosure or by deed-in-lieu therefore.

(8)	Ratios reflect the capital position of the Bank only.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      On October 24, 2005, the Company, Sovereign and Iceland Acquisition Corp. (“Merger Sub”) a wholly owned subsidiary of Sovereign, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of all parties and by the stockholders of the Holding Company, Merger Sub will be merged with and into the Company (the “Merger”). Upon effectiveness of the Merger, each outstanding share of common stock of the Company other than shares owned by the Company (other than in a fiduciary capacity), Sovereign or their subsidiaries and other than dissenting shares will be converted into the right to receive $42 per share in cash and the Holding Company will become a subsidiary of Sovereign. See “Business-Independence Community Bank Corp.” in Item 1 hereof and Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      During the year ended December 31, 2005, the Company opened seven de novo branches while it opened six de novo branches during the year ended December 31, 2004. In addition, during 2003, the Company opened one branch facility in Maryland as a result of the expansion of the Company’s commercial real estate lending activities to the Baltimore-Washington area. During the first quarter of 2006 the Company opened one branch in Manhattan, New York, which brings the total to 127 banking offices. In addition, the Company currently expects to expand its branch network through the opening of approximately two additional banking locations during the remainder of calendar 2006.
      The Company’s assets increased by $1.33 billion, or 7.5%, from $17.75 billion at December 31, 2004 to $19.08 billion at December 31, 2005 resulting primarily from internal growth of the Company’s loan portfolio and a temporary build-up in liquidity by increasing cash and cash equivalents. The increases were primarily funded through the increase in deposits.
      The Company has selectively used acquisitions in the past as a means to expand its footprint and operations. The Company completed its acquisition of SIB and the merger of SIB’s wholly owned subsidiary, SI Bank, with and into the Bank on April 12, 2004. SIB had $7.15 billion in total assets effective the close of business on April 12, 2004.

SI Bank, a full service federally chartered savings bank, operated 17 full service branch offices on Staten Island, three full service branch offices in Brooklyn, and a total of 15 full service branch offices in New Jersey. See Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      In addition to the opportunity to enhance stockholder value, the acquisition presented the Company with a number of strategic opportunities and benefits that assisted its growth as a leading community-oriented financial institution. The opportunities included expanding the Company’s asset generation capabilities through use of SIB’s strong core deposit funding base; increasing deposit market share in the Company’s core New York City metropolitan area market and strengthening its balance sheet.
      The Company completed its acquisition of Broad, which had $646.3 million in assets, effective the close of business on July 31, 1999 and its acquisition of Statewide Financial Corp. (“Statewide”), which had $745.2 million in assets, effective the close of business on January 7, 2000. The Company also completed several other smaller whole bank and branch acquisitions in earlier periods.
      Emphasis on Commercial Real Estate, Commercial Business and Multi-family Lending. Since 1999, the Company has focused on expanding its higher yielding loan portfolios as compared to single-family mortgage loans, including portfolios of fixed and variable-rate commercial real estate loans, commercial business loans and mortgage warehouse lines of credit. Although the Company has deemphasized the origination of single-family residential loans over the past few years, the Company experienced a significant increase in its single-family residential portfolio during 2004 of approximately $2.21 billion as a result of the SIB transaction. Given the concentration of multi-family housing units in the New York City metropolitan area, as well as the Company’s commitment to remain a leader in the multi-family loan market, the Company continues to emphasize the origination (both for portfolio and for sale) of loans secured by first liens on multi-family residential properties, which consist primarily of mortgage loans secured by apartment buildings. In addition to continuing to generate mortgage loans secured by multi-family and commercial real estate, the Company also commenced a strategy in the fourth quarter of 2000 to originate and sell multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and servicing revenue.
      During the year ended December 31, 2005, the Company originated for sale $1.18 billion and sold $1.57 billion of multi-family residential mortgage loans, of which $377.9 million were from the Company’s portfolio. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”. In addition, to further expand its variable-rate loan portfolios, in November 2003, the Company purchased certain mortgage warehouse lines from The Provident Bank. The acquisition increased the mortgage warehouse line of credit portfolio by approximately $207.0 million in lines with $76.3 million in outstanding advances at the time of acquisition. At December 31, 2005, mortgage warehouse lines of credit totaled $1.28 billion with $453.5 million outstanding at such date.
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
      The Company’s commercial real estate, commercial business and mortgage warehouse lines of credit portfolios comprised in the aggregate $5.12 billion, or 41.6% of its total loan portfolio at December 31, 2005 compared to $4.50 billion, or 40.1% at December 31, 2004. These portfolios as a percent of total loans at December 31, 2004 comprised a slightly smaller percentage of the portfolio than at December 31, 2005 due to the increase in the size of the single-family residential loan portfolio as a result of the SIB transaction in April 2004.
      Maintain Asset Quality. Management believes that maintaining high asset quality is key to achieving and sustaining long-term financial success. Accordingly, the Company has sought to maintain a high level of asset quality and moderate credit risk through its underwriting standards and by generally limiting its origination to loans secured by properties or collateral located in its market area. Non-performing assets as a percentage of total assets at December 31, 2005 amounted to 0.20% and the ratio of the allowance for loan losses to non-performing loans amounted to 273.3%, while at December 31, 2004, the percentages were 0.29% and 205.8%, respectively. Non-performing assets decreased $13.4 million or 25.8% to $38.4 million at December 31, 2005 compared to $51.8 million at December 31, 2004. The Company’s non-accrual loans decreased $15.3 million to $28.3 million at December 31, 2005 with the decrease being primarily related to commercial business loans, commercial real estate loans and single-family residential mortgage loans. Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule increased by $3.1 million to $8.8 million at December 31, 2005.
      Stable Source of Liquidity. The Company purchases short-to medium-term investment securities and mortgage-related securities combining what management believes to be appropriate liquidity, yield and credit quality in order to achieve a managed and a reasonably predictable source of liquidity to meet loan demand as well as a stable source of interest income. These portfolios, which totaled in the aggregate $3.57 billion at December 31, 2005 compared to $3.93 billion at December 31, 2004, are comprised primarily of mortgage-related securities totaling $3.16 billion (of which $2.02 billion consists of CMOs and $1.14 billion consists of mortgage-backed securities), $95.4 million of corporate bonds, $227.7 million of obligations of the U.S. Government and federal agencies and $95.6 million of preferred securities. In accordance with the Company’s policy, securities purchased by the Company generally must be rated at least “investment grade” upon purchase.
      Emphasis on Retail Deposits and Customer Service. The Company, as a community-based financial institution, is largely dependent upon its growth and retention of competitively priced core deposits (consisting of all deposit accounts other than certificates of deposit) to provide a stable source of funding. The Company has retained many loyal customers over the years through a combination of quality service, customer convenience, an experienced staff and a commitment to the communities which it serves. Complementing the increased emphasis on expanding commercial and consumer relationships, lower costing core deposits increased $196.0 million or 2.8%, to $7.23 billion at December 31, 2005, as compared to December 31, 2004. This increase in core deposits reflects both the continued successful implementation of the Company’s business strategy of increasing core deposits, as well as the successful performance of the Company’s de novo branch program. However, core deposits decreased to 66.1% of total deposits at December 31, 2005 compared to 75.6% of total deposits at December 31, 2004 as a result of a $1.44 billion increase in certificates of deposit as the Company utilized certain certificates of deposit promotions (including brokered certificates of deposit) as an alternative funding source to reduce its dependence on higher costing wholesale borrowings.
Critical Accounting Estimates
      Note 1 of Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, hereof contains a summary of the Company’s significant accounting policies. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The estimates with respect to the methodologies used to determine the allowance for loan losses, and judgments regarding goodwill and deferred tax assets are the Company’s most critical accounting estimates. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.
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
      Management believes the allowance for loan losses at December 31, 2005 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.
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
      Deferred Tax Assets. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. In management’s opinion, since the Company reported taxable income for Federal, state and local income tax purposes in each of the past two fiscal years in view of the Company’s previous, current and projected future earnings, such deferred tax assets are expected to be fully realized. Therefore the Company has not established a valuation allowance for deferred tax assets at December 31, 2005. See Note 22 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      The Company has identified the valuation of deferred tax assets as a critical accounting estimate due to the judgment involved in projecting future taxable income, determining when differences are expected to be reversed and establishing a valuation allowance. Changes in management’s judgments and estimates may have an impact on the Company’s net income.
Changes in Financial Condition
      Total assets increased by $1.33 billion, or 7.5%, from $17.75 billion at December 31, 2004 to $19.08 billion at December 31, 2005 resulting primarily from the internal growth of the Company’s loan portfolio. The Company’s loan portfolio in the aggregate grew by $1.05 billion and cash and cash equivalents increased by $718.3 million during the year ended December 31, 2005, the effect of which was partially offset by a $359.3 million decrease in the securities available-for-sale portfolio during the year ended December 31, 2005.
      The growth was funded through the increase of $1.64 billion in deposits and by replacing $359.3 million of investment securities with higher yielding loans. The increase in deposits was also used to reduce the Company’s dependence on higher costing wholesale borrowings. Borrowings decreased $555.2 million (excluding subordinated debt and the issuance of senior notes discussed below) during the year ended December 31, 2005.
      Cash and Cash Equivalents. Cash and cash equivalents increased from $360.9 million at December 31, 2004 to $1.08 billion at December 31, 2005. The $718.3 million increase in cash and cash equivalents was primarily due to a temporary build-up of liquidity at the end of the fourth quarter that was used to pay down borrowings in early 2006. The increase was partially offset by the redeployment of funds into other interest-earning assets as well as to purchase shares pursuant to the Company’s twelfth stock repurchase program. The Company suspended its twelfth repurchase program as a result of its entering into the Agreement and Plan of Merger among the Company, Sovereign Bancorp, Inc. and Iceland Acquisition Corp. on October 24, 2005. (See “Business-Independence Community Bank Corp.” set forth in Item 1 hereof and Note 2 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for additional information).
      Securities Available-for-Sale. The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $359.3 million, or 9.1%, from $3.93 billion at December 31, 2004 to $3.57 billion at December 31, 2005. The decrease in securities available-for-sale was due to $477.4 million of sales combined with $894.8 million of securities calls and repayments, the proceeds of which were redeployed to fund the growth of the Company’s loan portfolio as well as to purchase shares pursuant to the Company’s stock repurchase program. These decreases were partially offset by $1.10 billion of purchases. Securities available-for-sale had a net unrealized loss of $76.5 million at December 31, 2005 compared to a net unrealized loss of $6.5 million at December 31, 2004. The increase in the unrealized loss on the portfolio was primarily a result of changes in market interest rates and not credit quality of the issuers. The Company continues to actively manage the size of its securities portfolio in relation to total assets and as such had a securities-to-asset ratio of 18.7% as of December 31, 2005 as compared to 22.2% as of December 31, 2004.
      The Company’s mortgage-related securities portfolio decreased $323.9 million to $3.16 billion at December 31, 2005 compared to $3.48 billion at December 31, 2004. The securities were comprised of $1.94 billion of AAA-rated CMOs, $72.2 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.14 billion of mortgage-backed pass through certificates which were also issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The decrease in the portfolio was primarily due to $734.6 million of principal repayments received combined with sales of $417.6  million which was partially offset by purchases of $720.6 million of AAA-rated CMOs with an average yield of 4.72% and $189.9 million of Fannie Mae, GNMA and Freddie Mac mortgage-backed pass through certificates with an average yield of 4.66%. This portfolio had a net unrealized loss of $73.8 million at December 31, 2005 as compared to a net unrealized loss of $7.9 million at December 31, 2004.
      The Company’s investment securities portfolio decreased $35.4 million to $418.9 million at December 31, 2005 compared to $454.3 million at December 31, 2004. The decrease was primarily due to sales totaling $59.9 million, primarily consisting of corporate bonds and preferred securities, and calls and repayments of $160.2 million. Partially offsetting these decreases were $188.9 million of purchases, primarily $100.0 million of federal agencies with a weighted average yield of 4.84%, $56.4 million of corporate bonds with a weighted average yield of 4.48% and $22.9 million of U.S. Treasury securities with a weighted average yield of 3.74%. The net unrealized loss on this portfolio was $2.7 million at December 31, 2005 compared to a net unrealized gain of $1.5 million at December 31, 2004.
      At December 31, 2005, the Company had a $44.1 million net unrealized loss, net of tax, on available-for-sale investment and mortgage-related securities as compared to a $3.8 million net unrealized loss, net of tax, at December 31, 2004.
      Loans Available-for-Sale. Loans available-for-sale decreased by $74.6 million to $22.1 million at December 31, 2005 compared to December 31, 2004. The decrease was primarily the result of a $69.0 million decline in loans available-for-sale acquired from SIB.
      The Company sells multi-family residential mortgage loans, both newly originated and portfolio loans, in the secondary market to Fannie Mae while retaining servicing. During the year ended December 31, 2005, the Company originated $1.18 billion and sold $1.57 billion of loans to Fannie Mae under this program and as a result serviced $6.27 billion of loans with a maximum potential loss exposure (due to recourse provisions) of $186.7 million. As part of the sales to Fannie Mae, the Company retains a portion of the associated credit risk. Included in the $1.57 billion of loans sold during the year ended December 31, 2005 were $377.9 million of loans that were originally held in portfolio and were reclassified to loans available-for-sale. Multi-family loans available-for-sale at December 31, 2005 totaled $17.9 million compared to $22.6 million at December 31, 2004. See “Lending Activities-Loan Originations, Purchases, Sales and Servicing” set forth in Item 1 hereof and Notes 5 and 19 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for additional information.
      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with PHH Mortgage. The Company funds the loans directly and sells the loans and related servicing to PHH Mortgage. The Company originated $83.3 million and sold $81.7 million of such loans during the year ended December 31, 2005. Single-family residential mortgage loans available-for-sale under this program totaled $4.2 million at December 31, 2005 compared to $5.1 million at December 31, 2004.
      Both programs discussed above were established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.
      The $69.9 million decrease in single-family residential loans available-for-sale from $74.1 million at December 31, 2004 to $4.2 million at December 31, 2005 was primarily the result of a decrease in loans available-for-sale acquired from SIB. The Company determined to wind down the remaining operations of Staten Island Mortgage Corp., the mortgage-banking subsidiary of SIB (most of the operations were sold in connection with the SIB transaction). The Company reduced the balance of such loans from $298.7 million as of April 12, 2004 (the closing of the SIB transaction) to $69.0 million at December 31, 2004. During 2005, all such loans were either sold in the secondary market or transferred to the Company’s single-family residential mortgage portfolio.
      Loans. Loans increased by $1.05 billion, or 9.4%, to $12.30 billion at December 31, 2005 from $11.25 billion at December 31, 2004. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate and commercial business loans as well as variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market.
      The Company originated (both for portfolio and for sale) approximately $4.10 billion of mortgage loans during the year ended December 31, 2005 compared to $5.30 billion for the year ended December 31, 2004. During 2004 and 2005 the Company was able to maintain a balanced program of originating loans for portfolio and for sale to effectively manage the size of the Company’s balance sheet. The Company sold $1.67 billion of mortgage loans during the year ended December 31, 2005 compared to $2.42 billion during the year ended December 31, 2004.
      Multi-family residential loans increased $942.7 million or 24.8% to $4.74 billion at December 31, 2005 compared to $3.80 billion at December 31, 2004. The increase was primarily due to originations for portfolio of $1.63 billion which was partially offset by repayments of $295.6 million combined with the sale out of portfolio of $377.9 million of loans to Fannie Mae with a weighted average yield of 5.27%. Multi-family residential loans comprised 38.6% of the total loan portfolio at December 31, 2005 compared to 33.8% at December 31, 2004.
      Commercial real estate loans increased $653.0 million or 21.5% to $3.69 billion at December 31, 2005 compared to $3.03 billion at December 31, 2004. The increase was primarily due to $1.20 billion of originations partially offset by $549.2 million of loan repayments for the year ended December 31, 2005. Commercial real estate loans comprised 30.0% of the total loan portfolio at December 31, 2005 compared to 27.0% at December 31, 2004.
      Commercial business loans increased $167.6 million, or 20.7%, from $809.4 million at December 31, 2004 to $977.0 million at December 31, 2005. The increase was due primarily to originations and advances of $603.8 million partially offset by $434.1 million of repayments and $2.6 million of charge-offs during the year ended December 31, 2005. Commercial business loans comprised 7.9% of the total loan portfolio at December 31, 2005 compared to 7.2% at December 31, 2004.
      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit decreased $206.4 million, or 31.3%, from $659.9 million at December 31, 2004 to $453.5 million at December 31, 2005. At December 31, 2005, there were $828.2 million of unused lines of credit related to mortgage warehouse lines of credit. See “Business-Asset Quality-Allowance for Loan Losses”. Mortgage warehouse lines of credit comprised 3.7% of the total loan portfolio at December 31, 2005 compared to 5.9% at December 31, 2004.
      The single-family residential and cooperative apartment loan portfolio decreased $557.5 million or 22.4% from $2.49 billion at December 31, 2004 to $1.93 billion at December 31, 2005. The decrease was primarily due to $625.5 million of repayments partially offset by originations of $13.0 million as well as the reclassification of $54.9 million of loans as held for portfolio during the year ended December 31, 2005. As a result, single-family and cooperative apartment loans comprised 15.7% of the total loan portfolio at December 31, 2005 compared to 22.1% at December 31, 2004. The Company also originates and sells single-family residential mortgage loans to PHH Mortgage as previously discussed.
      Non-Performing Assets. Non-performing assets as a percentage of total assets at December 31, 2005 amounted to 0.20% compared to 0.29% at December 31, 2004. The Company’s non-performing assets, which consist of non-accrual loans, accruing loans past due 90 days or more as to interest or principal and other real estate owned acquired through foreclosure or deed-in-lieu thereof, decreased by $13.4 million or 25.8% to $38.4 million at December 31, 2005 from $51.8 million at December 31, 2004. The decrease in non-performing assets was primarily due to diligent work out efforts resulting in the sale of certain non-performing loans. Non-accrual loans totaled $28.3 million at December 31, 2005, a decrease of $15.3 million or 35.1%, compared to December 31, 2004. Non-accrual loans primarily consisted of $15.7 million of commercial business loans, $8.4 million of commercial real estate loans, $3.2 million of single-family residential and cooperative apartment loans and $0.8 million of multi-family residential loans.

      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule increased $3.1 million to $8.7 million at December 31, 2005 compared to December 31, 2004. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.
      Allowance for Loan Losses. The Company’s allowance for loan losses amounted to $101.5 million at December 31, 2005 as compared to $101.4 million at December 31, 2004. At December 31, 2005 the Company’s allowance amounted to 0.82% of total loans and 273.3% of total non-performing loans compared to 0.90% and 205.8% at December 31, 2004, respectively.
      The Company’s allowance increased slightly during the year ended December 31, 2005 due to net recoveries. No provision for loan losses was recorded for the year ended December 31, 2005 primarily as a result of the improved quality in the characteristics of the loan portfolio. Although there was no provision recorded in 2005, adjustments were made to the allowance for loan losses by loan category to reflect changes in the Company’s loan mix and risk characteristics.
      Goodwill and Intangible Assets. Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.
      The Company’s goodwill, which aggregated $1.19 billion at December 31, 2005, resulted from the merger with SIB, the acquisitions of Broad and Statewide as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc. The $30.0 million increase in goodwill during the year ended December 31, 2005 was attributable to finalizing certain tax and accounting positions related to the SIB transaction. (See Notes 2 and 9 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof).
      The Company’s identifiable intangible assets decreased by $11.4 million to $67.7 million at December 31, 2005 compared to December 31, 2004 which was the result of the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized.
      Bank Owned Life Insurance (“BOLI”). The Company owns BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in value are recorded in non-interest income. BOLI increased $15.5 million to $336.6 million at December 31, 2005 compared to December 31, 2004 as a result of an increase in the cash surrender value of the BOLI.
      Other Assets. Other assets decreased $51.7 million from $432.2 million at December 31, 2004 to $380.5 million at December 31, 2005. The decrease was primarily due to reductions of $38.8 million in tax receivables, $30.6 million in FHLB stock and $5.0 million in deferred tax assets partially offset by a $17.5 million increase in advances for borrowers real estate tax payments at the end of 2005.
      The Company had a net deferred tax asset of $73.9 million at December 31, 2005 compared to $78.8 million at December 31, 2004.
      Deposits. Deposits increased $1.64 billion or 17.6% to $10.95 billion at December 31, 2005 compared to December 31, 2004. The increase was due to deposits inflows totaling $1.48 billion as well as interest credited of $162.9 million.
      During the first quarter of 2005, the Company introduced the Independence RewardsPlus Checkingtm product and utilized certain certificates of deposit promotions as an alternative funding source to reduce its dependence on higher costing wholesale borrowings. As a result of these initiatives, core deposits increased $196.0 million, or 2.8%, to $7.23 billion at December 31, 2005 compared to $7.03 billion at December 31, 2004. Certificates of deposit increased $1.44 billion or 63.6% to $3.72 billion at December 31, 2005 compared to $2.27 billion at December 31, 2004. The increase in core deposits included $482.3 million of brokered deposits and the increase in certificates of deposit included $644.1 million of brokered certificates of deposit which are also being used as an alternative funding source to higher costing wholesale borrowings. As a result of the increase in certificates of deposit, core deposits amounted to 66.1% of total deposits at December 31, 2005 compared to 75.6% of total deposits at December 31, 2004.

      The Company focuses on the growth of core deposits as a key element of its asset/liability management process to lower interest expense and thus increase net interest margin given that these deposits have a lower cost of funds than certificates of deposit and borrowings. Core deposits also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 1.04% compared to 2.94% for certificates of deposit and 3.30% for borrowings (including subordinated and senior notes) for the year ended December 31, 2005.
      In the future, the Company may choose to further increase its use of certificates of deposit as part of its asset/liability strategy to match the term and duration of the loans in its loan portfolio.
      Borrowings. Borrowings (not including subordinated and senior notes) decreased $555.2 million or 10.1% to $4.96 billion at December 31, 2005 compared to $5.51 billion at December 31, 2004. The decrease was a result of repayments of borrowings as the Company used the increase in deposits as a lower costing alternative funding source.
      The Company had $2.04 billion of FHLB advances outstanding at December 31, 2005 with maturities of ten years or less with $1.02 billion having a maturity of less than one year. At December 31, 2005 the Company had the ability to borrow from the FHLB an additional $2.40 billion on a secured basis, utilizing mortgage-related loans and securities as collateral. Another funding source available to the Company is repurchase agreements with the FHLB and other counterparts. These repurchase agreements are generally collateralized by CMOs or U.S. Government and agency securities held by the Company. At December 31, 2005, the Company had $2.91 billion of repurchase agreements outstanding with the majority maturing between one and five years.
      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company also utilized the increase in deposits as an alternative funding source to reduce its dependence on borrowings. During the year ended December 31, 2005, the Company paid-off $2.08 billion of primarily short-term borrowings with a weighted average interest rate of 2.91% that matured during the period. During the year ended December 31, 2005, the Company borrowed approximately $668.0 million of long-term borrowings with a weighted average interest rate of 3.68%. The Company also borrowed $894.9 million of short-term floating rate borrowings which generally mature within 30 days and have a weighted average interest rate of 4.12%. The Company anticipates replacing a portion of these short-term borrowings with lower costing deposits during 2006.
      The Company is managing its leverage position and had a borrowings (including subordinated and senior notes) to assets ratio of 29.4% at December 31, 2005 and 33.3% at December 31, 2004.
      For further discussion see Note 12 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Subordinated Notes. Subordinated notes increased $1.0 million to $397.3 million at December 31, 2005 compared to $396.3 million at December 31, 2004 due to the amortization of deferred issuance costs. The notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
      For further discussion see Note 13 of the “Notes to Consolidated Financial Statements” set forth in item 8 hereof.
      Senior Notes. On September 23, 2005, the Company issued $250.0 million aggregate principal amount of 4.90% Fixed Rate Notes due 2010. The Company used $150.0 million of the $248.1 million net proceeds to make a capital contribution to the Bank to strengthen the Bank’s capital position. The remainder of the net proceeds was used for general corporate purposes.
      Stockholders’ Equity. The Company’s stockholders’ equity totaled $2.29 billion at December 31, 2005 compared to $2.30 billion at December 31, 2004. The $18.3 million decrease was primarily due to a $154.4 million reduction in capital resulting from the purchase during the year ended December 31, 2005 of 4,254,302 shares of common stock pursuant to the Company’s open market repurchase program and an $85.4 million decrease due to dividends declared. In addition, the Company had a $40.4 million increase, net of tax effect, in the net unrealized loss on securities available-for-sale. These decreases were partially offset by net income of $213.5 million, $30.1 million related to the exercise of stock options and the related tax benefit, $10.5 million related to the Employee Stock Ownership Plan (“ESOP”) shares committed to be released with respect to the year ended 2005, $3.3 million of stock option compensation costs and $4.5 million of awards and amortization of restricted stock grants.
      Book value per share and tangible book value per share were $27.76 and $12.54 at December 31, 2005, respectively, compared to $27.13 and $12.59 at December 31, 2004, respectively. Return on average equity and return on average tangible equity were 9.3% and 20.6% for the year ended December 31, 2005, respectively, compared to 11.3% and 21.8% for the year ended December 31, 2004, respectively.
Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements
      The following table presents, as of December 31, 2005, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient, including interest payments, and do not include any unamortized premiums, or discounts, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced notes to the Consolidated Financial Statements set forth in Item 8 hereof.

		Payments Due In

			Over one	Over three
	Note	One year	year through	years through	Over five
(In Thousands)	Reference	or less	three years	five years	years	Total

Core deposits	11	$7,229,689	$—	$—	$—	$7,229,689
Certificates of deposit	11	2,537,083	985,596	373,207	6,137	3,902,023
FHLB advances	12	1,067,878	296,336	156,962	760,240	2,281,416
Repurchase agreements	12	405,772	1,986,398	657,151	219,417	3,268,738
Subordinated notes	13	14,625	29,250	42,028	477,195	563,098
Senior notes	14	12,250	24,500	271,177	—	307,927
Operating leases	20	18,386	34,005	32,899	100,150	185,440
Purchase obligations	20	16,907	—	—	—	16,907
      A schedule of significant commitments at December 31, 2005 and 2004 follows:

	Contract or Amount

(In Thousands)	December 31, 2005	December 31, 2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$563,162	$650,101
Commitments to extend credit — commercial business loans	443,173	267,649
Commitments to extend credit — mortgage warehouse lines of credit	828,177	775,905
Commitments to extend credit — other loans	224,449	212,119
Standby letters of credit	35,983	36,633
Commercial letters of credit	543	807

Total	$2,095,487	$1,943,214

      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At

December 31, 2005, the Company serviced $6.27 billion of loans for Fannie Mae under this program with a maximum potential loss exposure of $186.7 million.
      For further discussion of these commitments as well as the Company’s commitments and obligations under pension and other post-retirement benefit plans, see Notes 16 and 20 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
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

	Year Ended December 31,

	2005				2004				2003

			Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/
(Dollars in Thousands)	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost

Interest-earning assets:
Loans receivable(1) :
Mortgage loans	$9,942,883	$536,125	5.39%		$8,007,134	$433,848	5.42%		$4,162,397	$276,579	6.64%
Commercial business loans	855,474	58,237	6.81		768,246	46,861	6.10		564,851	37,281	6.60
Mortgage warehouse lines of credit	573,767	36,160	6.22		583,696	26,555	4.47		639,052	28,652	4.48
Other loans(2)	496,498	28,563	5.75		407,147	21,754	5.34		268,886	15,741	5.85

Total loans	11,868,622	659,085	5.55		9,766,223	529,018	5.41		5,635,186	358,253	6.36
Investment securities	400,906	18,456	4.60		537,362	22,578	4.20		296,705	13,296	4.48
Mortgage-related securities	3,368,272	148,271	4.40		3,124,201	132,809	4.25		1,765,662	62,918	3.56
Other interest-earning assets(3)	290,293	11,767	4.05		294,974	5,003	1.70		263,116	5,653	2.15

Total interest-earning assets	15,928,093	837,579	5.26		13,722,760	689,408	5.02		7,960,669	440,120	5.53

Non-interest-earning assets	2,131,721				1,753,873				712,017

Total assets	$18,059,814				$15,476,633				$8,672,686

Interest-bearing liabilities:
Deposits:
Savings deposits	$2,394,722	$8,398	0.35%		$2,423,565	$8,464	0.35%		$1,595,084	$7,886	0.49%
Money market deposits	689,339	13,551	1.97		795,658	12,259	1.54		251,447	2,303	0.92
Active management accounts (“AMA”)	543,328	7,659	1.41		711,247	8,347	1.17		498,229	4,762	0.96
Interest-bearing demand deposits(4)	2,230,243	47,195	2.12		1,147,798	11,005	0.96		700,739	4,826	0.69
Certificates of deposit	2,930,696	86,065	2.94		2,005,120	31,773	1.58		1,486,302	33,480	2.25

Total interest-bearing deposits	8,788,328	162,868	1.85		7,083,388	71,848	1.01		4,531,801	53,257	1.18
Non-interest bearing deposits	1,500,135	—	—		1,281,445	—	—		672,952	—	—

Total deposits	10,288,463	162,868	1.58		8,364,833	71,848	0.86		5,204,753	53,257	1.02

Subordinated notes	396,797	15,621	3.94		341,230	13,279	3.89		79,253	3,029	3.82
Senior notes	67,959	3,445	5.07		—	—	—		—	—	—
Borrowings	4,858,563	156,780	3.23		4,725,871	128,788	2.73		2,290,401	91,089	3.98

Total interest-bearing liabilities	15,611,782	338,714	2.17		13,431,934	213,915	1.59		7,574,407	147,375	1.95

Non-interest-bearing liabilities	156,105				169,204				159,913

Total liabilities	15,767,887				13,601,138				7,734,320
Total stockholders’ equity	2,291,927				1,875,495				938,366

Total liabilities and stockholders’ equity	$18,059,814				$15,476,633				$8,672,686

Net interest-earning assets	$316,311				$290,826				$386,262

Net interest income/ interest rate spread		$498,865	3.09%			$475,493	3.43%			$292,745	3.58%

Net interest margin			3.13%				3.46%				3.68%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.02	x			1.02	x			1.05	x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans. Interest on non-performing loans is recognized on a cash basis.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.

(4)	Includes NOW (including Independence RewardsPlus Checkingtm product) and checking accounts.

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

	Year Ended			Year Ended
	December 31, 2005 to			December 31, 2004 to Year Ended
	Year Ended December 31, 2004			December 31, 2003

	Increase			Increase
	(Decrease) due to		Total Net	(Decrease) due to		Total Net
			Increase			Increase
(In Thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$(5,354)	$107,631	$102,277	$(51,572)	$208,841	$157,269
Commercial business loans	5,758	5,618	11,376	(3,001)	12,581	9,580
Mortgage warehouse lines of credit	10,065	(460)	9,605	(53)	(2,044)	(2,097)
Other loans(2)	1,764	5,045	6,809	(1,474)	7,487	6,013

Total loans receivable	12,233	117,834	130,067	(56,100)	226,865	170,765
Investment securities	2,002	(6,124)	(4,122)	(879)	10,161	9,282
Mortgage-related securities	4,811	10,651	15,462	14,052	55,839	69,891
Other interest-earning assets	6,844	(80)	6,764	(1,279)	629	(650)

Total net change in income on interest-earning assets	25,890	122,281	148,171	(44,206)	293,494	249,288
Interest-bearing liabilities:
Deposits:
Savings deposits	—	(66)	(66)	(2,808)	3,386	578
Money market deposits	3,089	(1,797)	1,292	2,372	7,584	9,956
AMA deposits	1,510	(2,198)	(688)	1,255	2,330	3,585
Interest-bearing demand deposits	20,338	15,852	36,190	2,352	3,827	6,179
Certificates of deposit	35,213	19,079	54,292	(11,539)	9,832	(1,707)

Total deposits	60,150	30,870	91,020	(8,368)	26,959	18,591
Borrowings	24,277	3,715	27,992	(35,595)	73,294	37,699
Subordinated notes	172	2,170	2,342	56	10,194	10,250
Senior notes	—	3,445	3,445	—	—	—

Total net change in expense on interest-bearing liabilities	84,599	40,200	124,799	(43,907)	110,447	66,540

Net change in net interest income	$(58,709)	$82,081	$23,372	$(299)	$183,047	$182,748

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

Comparison of Results of Operations for the Year Ended December 31, 2005 and the Year Ended December 31, 2004
      General. The Company reported a $1.3 million increase in net income to $213.5 million for the year ended December 31, 2005 compared to $212.2 million for the year ended December 31, 2004. However, diluted earnings per share decreased to $2.62 compared to $2.84 for the year ended December 31, 2004.
      The earnings and per share data for 2005 include for the entire period the operations of SIB which merged with the Company on April 12, 2004 and the related issuance of 28.2 million shares of the Company’s common stock in connection with the merger.
      The Company’s earnings growth was driven primarily by the benefit of the merger with SIB as well as the continued internal growth of the Company’s loan portfolio.
      Net Interest Income. Net interest income increased by $23.4 million, or 4.9%, to $498.9 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was due to a $148.2 million increase in interest income partially offset by a $124.8 million increase in interest expense. The increase in net interest income primarily reflected a $2.21 billion increase in average interest-earning assets during the year ended December 31, 2005 as compared to the same period in the prior year, reflecting in large part the effects of the SIB transaction. The growth was partially offset by the 33 basis point decrease in net interest margin between the periods from 3.46% for the year ended December 31, 2004 to 3.13% for the year ended December 31, 2005.
      Purchase accounting adjustments arising from the SIB transaction increased net interest margin 18 basis points during the year ended December 31, 2005 compared to a 23 basis point increase for the year ended December 31, 2004. Purchase accounting adjustments relate to recording acquired assets and liabilities at their fair values and amortizing/accreting the adjustment (whether gain or loss) into net interest income over the average life of the corresponding asset or liability.
      The Company’s net interest margin decreased 33 basis points to 3.13% for the year ended December 31, 2005 compared to 3.46% for the year ended December 31, 2004. The decline in net interest margin was primarily attributable to the 58 basis point increase in the average rate paid on its interest-bearing liabilities which increase was partially offset by an increase in the average yield on interest-earning assets of 24 basis points.
      The Company’s interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) decreased by 34 basis points to 3.09% for the year ended December 31, 2005 compared to 3.43% for the year ended December 31, 2004.
      The compression in net interest margin in 2005 was primarily attributable to the addition of the lower yielding SIB interest-earning portfolios as well as the origination in 2004 and 2005 of new assets for portfolio retention at lower yields. The compression was also a result of the Company repositioning its balance sheet in 2004 to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates being paid on interest-bearing liabilities as the Company lengthened the duration of its borrowings.
      Interest income increased by $148.2 million, or 21.5%, to $837.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was primarily due to a $2.21 billion increase in the average balance of the Company’s interest-earning assets and a 24 basis point increase in the average yield earned on those interest-earning assets.
      Interest income on mortgage loans, (including loans available-for-sale), increased $102.3 million to $536.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. This increase was due to a $1.94 billion increase in the average outstanding balance of mortgage loans for the year ended December 31, 2005 compared to the year ended December 31, 2004. Partially offsetting the increase in the average balance was a slight decrease of 3 basis points in the average yield earned on mortgage loans for the year ended December 31, 2005 compared to the prior year. The increase in the average balance of mortgage loans was primarily attributable to the $3.25 billion of mortgage loans acquired as a result of the SIB transaction as well as internal loan growth. The Company realized average balance increases of $158.8 million in single-family and cooperative loans, $885.2 million in multi-family residential loans and $891.8 million in commercial real estate loans for the year ended December 31, 2005 compared to the year ended December 31, 2004.
      Although the single-family mortgage portfolio increased as a result of the SIB transaction, the Company primarily originates single-family loans for sale through its previously discussed private label program with PHH Mortgage. The average balance of multi-family residential loans increased $885.2 million during 2005 due to originations (for portfolio and for sale) of $2.80 billion during 2005 compared to $3.56 billion during 2004. The originations were partially offset by multi-family loans sold to Fannie Mae of $1.57 billion during 2005 compared to $2.07 billion during 2004. The $891.8 million increase in the average balance of the commercial real estate portfolio during the year ended December 31, 2005 reflected the continued implementation of management’s strategy of shifting the loan portfolio to higher yielding loan products as well as the effect of the acquisition of the loan portfolio from SIB. The increase in yield was primarily due to increased rates on variable-rate loans as a result of the FOMC raising the federal funds rate 200 basis points during 2005.
      Interest income on other loans increased $27.8 million, or 29.2%, due primarily to average balance increases of $87.2 million in commercial business loans and $89.4 million in other loans which were partially offset by a $9.9 million decrease in the average balance of mortgage warehouse lines of credit. The increase in the average balance of commercial business loans was a result of the portfolio acquired from SIB combined with the Company’s strategy of acquiring higher yielding assets while enhancing customer satisfaction by offering a suite of related cash management products. The decline in the mortgage warehouse portfolio was due to the softening of demand from mortgage bankers for mortgage warehouse funding.
      Income on investment securities decreased $4.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to a decrease in the average balance of investment securities of $136.5 million, partially offset by an increase in the average yield of 40 basis points earned on such securities from 4.20% for the year ended December 31, 2004 to 4.60% for the year ended December 31, 2005.
      Interest income on mortgage-related securities increased $15.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 as a result of a $244.1 million increase in the average balance of mortgage-related securities combined with a 15 basis point increase in the yield earned from 4.25% for the year ended December 31, 2004 to 4.40% for the year ended December 31, 2005.
      Income on other interest-earning assets (consisting primarily of interest on federal funds and dividends on FHLB stock) increased $6.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily due to a $3.9 million increase in dividends received on FHLB stock held by the Company.
      Interest expense increased $124.8 million or 58.3% to $338.7 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Interest expense on deposits increased $91.0 million due primarily to a 72 basis point increase in the average rate paid on deposits to 1.58% for the year ended December 31, 2005 compared to 0.86% for the year ended December 31, 2004 and a $1.92 billion increase in the average balance of deposits. The increase in the average balance was primarily the result of the $3.79 billion of deposits assumed in the SIB transaction, the introduction of the Independence RewardsPlus Checkingtm product and utilization of certificate of deposit promotions as an alternative funding source to reduce the Company’s dependence on higher costing wholesale borrowings as well as the continued deposit growth through the de novo branch expansion program.
      The average balance of core deposits increased $998.1 million, or 15.7%, to $7.36 billion for the year ended December 31, 2005 compared to $6.36 billion for the year ended December 31, 2004. Core deposits consist of all deposits other than certificates of deposit. However, the average balance of certificates of deposit increased $925.6 million or 46.2% to $2.93 billion for the year ended December 31, 2005 compared to $2.01 billion for the year ended December 31, 2004. As a result of the increase in certificates of deposit, lower costing core deposits represented approximately 66.1% of total deposits at December 31, 2005 compared to 75.6% at December 31, 2004.
      Interest expense on borrowings (excluding subordinated and senior notes) increased $28.0 million or 21.7% to $156.8 million for the year ended December 31, 2005 compared to $128.8 million for the year ended December 31, 2004 due to an increase in the average rate paid on such borrowings of 50 basis points to 3.23% in the year ended December 31, 2005 compared to 2.73% in the year ended December 31, 2004. The increase in the average balance was primarily due to the $2.65 billion of borrowings assumed in the SIB transaction which was partially offset by replacing a portion of its borrowings with lower costing deposits. During the year ended December 31, 2005, the Company repaid $2.08 billion of short-term borrowings at a weighted average interest rate of 2.91% and borrowed $668.0 million of longer term fixed-rate borrowings at a weighted average interest rate of 3.68%. The Company also borrowed $894.9 million of short-term floating-rate borrowings at a weighted average interest rate of 4.12%.
      Interest expense on subordinated notes increased $2.3 million to $15.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The average balance of subordinated notes increased $55.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was due to the issuance of $250.0 million aggregate principal amount of subordinated notes on March 22, 2004.
      Interest expense on senior notes was $3.4 million for the year ended December 31, 2005. The expense relates to the issuance of $250.0 million aggregate principal amount of senior notes on September 23, 2005.
      Provision for Loan Losses. The Company did not record a provision for loan losses for the year ended December 31, 2005 compared to a $2.0 million provision for loans losses for the year ended December 31, 2004 primarily as a result of the improved quality in the characteristics of the loan portfolio. In assessing the level of the allowance for loan losses and the periodic provision charged to income, the Company considers the composition of its loan portfolio, the growth of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing its loan, the level of classified loans and the number of loans requiring heightened management oversight.
      Non-performing assets as a percentage of total assets decreased to 20 basis points at December 31, 2005, compared to 29 basis points at December 31, 2004. Non-performing assets decreased 25.8% to $38.4 million at December 31, 2005 compared to $51.8 million at December 31, 2004. Included in the $37.1 million of non-performing loans at December 31, 2005 were $28.3 million of non-accrual loans and $8.7 million of loans contractually past maturity but which are continuing to pay in accordance with their original repayment schedule. At December 31, 2005 and 2004, the allowance for loan losses as a percentage of total non-performing loans was 273.3% and 205.8%, respectively. See “Business-Asset Quality” set forth in Item 1 hereof.
      Non-Interest Income. The Company continues to stress and emphasize the development of fee-based income throughout its operations. The Company experienced a $3.4 million or 2.8% increase in non-interest income from $121.5 million for the year ended December 31, 2004 to $124.9 million for the year ended December 31, 2005.
      The Company recognized net gains of $6.6 million on $477.4 million of securities sold during the year ended December 31, 2005 compared to losses of $8.8 million in 2004. The 2004 losses were primarily related to a $12.7 million other-than-temporary impairment charge on investment grade Fannie Mae preferred equity securities.
      A primary driver of non-interest income is earnings from the Company’s mortgage-banking activities. During the year ended December 31, 2005, revenue from the Company’s mortgage-banking business decreased $9.5 million or 32.1% to $20.1 million compared to $29.6 million for the year ended December 31, 2004. The Company sells multi-family residential loans (both loans originated for sale and from portfolio) in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At December 31, 2005, the Company’s maximum potential exposure related to secondary market sales to Fannie Mae under this program was $186.7 million. The Company also has a program with PHH Mortgage to originate and sell single-family residential mortgage loans and servicing in the secondary market. The $9.5 million decrease in mortgage-banking activities for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to reduced sales of loans as customer demand for multi-family loans originated for sale in the secondary market softened in the current interest rate cycle. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing”.
      During the year ended December 31, 2005, the Company sold $1.57 billion of multi-family loans under the program with Fannie Mae and sold $81.7 million of single-family residential loans. By comparison, during 2004, the Company sold $2.07 billion of multi-family loans and sold $119.3 million of single-family residential mortgages.
      Mortgage-banking activities for the year ended December 31, 2005 reflected $16.4 million in gains, $1.8 million of origination fees and $10.2 million in servicing fees partially offset by $8.3 million of amortization of servicing assets. Included in the $16.4 million of gains were $1.5 million of provisions recorded related to the retained credit exposure on multi-family residential loans sold to Fannie Mae. This category also included a $0.2 million increase in the fair value of loan commitments for loans originated for sale and a $0.2 million decrease in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans as a result of an increase in interest rates after the Company entered into the interest rate lock loan commitment and the forward loan sale agreements. The $9.5 million decrease in revenue from mortgage-banking activities for the year ended December 31, 2005 compared to the year ended December 31, 2004 reflected decreases in gains of $13.0 million and $0.3 million in origination fees partially offset by decreased amortization of servicing rights of $2.3 million and higher service fees of $1.5 million.
      Service fee income decreased $0.6 million, or, 0.9% to $66.0 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease in service fee income was primarily due to a decrease in prepayment and modification fees on loans due to the decline in loan refinancing activity partially offset by additional fee income generated by the addition of the SIB branch network. Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees decreased $5.2 million to $7.7 million for the year ended December 31, 2005 compared to $12.9 million for the year ended December 31, 2004. Modification and extension fees decreased $1.6 million to $0.6 million for the year ended December 31, 2005 compared to $2.2 million for the year ended December 31, 2004.
      A component of service fees are revenues generated from the branch system which grew by $4.1 million, or 9.2% to $48.6 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to additional fee income generated by the SIB branch network.
      In addition, the Company also recorded an increase for the year ended December 31, 2005 of approximately $1.2 million in the cash surrender value of BOLI compared to the year ended December 31, 2004. The increase was primarily due to the merger with SIB which resulted in an increase in the amount of BOLI held by the Company since SIB also had BOLI.
      Other non-interest income decreased $3.1 million or 16.0% to $16.1 million for the year ended December 31, 2005 compared to $19.2 million for the year ended December 31, 2004. The decrease was primarily attributable to reduced income of $3.8 million from the Company’s equity investment in Meridian Capital.
      Non-Interest Expense. Non-interest expense increased by $26.8 million, or 9.9%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in non-interest expense was primarily attributable to the costs associated with managing a significantly larger bank franchise which resulted from the merger with SIB in April 2004 as well as merger-related costs associated with the pending acquisition of the Company. The increase was attributable to increases of $14.2 million in compensation and employee benefits, $8.6 million in occupancy costs, $3.1 million in the amortization of identifiable intangible assets and $4.0 million in other expenses. These increases were partially offset by decreases of $2.1 million in data processing fees and $1.0 million in advertising costs.
      Compensation and employee benefits expense increased $14.2 million to $149.1 million for the year ended December 31, 2005 as compared to $134.9 million in the prior year. The increase in compensation and benefit expense was primarily attributable to staff additions relating to the SIB transaction as well as the expansion of the Company’s commercial and retail banking and lending operations, including the opening of seven retail branches. In particular, the increase was due to increases of $12.6 million in salary and overtime expenses, $2.0 million in restricted stock award costs, $2.1 million in medical costs, $1.2 million in FICA costs and $1.6 million in stock-related benefit plan costs. Partially offsetting these increases were lower management incentives expenses of $4.3 million and lower pension cost of $0.7 million.
      Occupancy costs increased by $8.6 million to $52.3 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was a direct result of operating the expanded branch franchise resulting from the SIB transaction as well as the increase in branch facilities resulting from the continued implementation of the Bank’s de novo branch expansion program and the expansion of the Bank’s commercial real estate lending operations in the Chicago market.
      Data processing fees decreased $2.1 million to $14.0 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The decrease was due to the Company’s continued focus on expense control which was partially offset by the Company operating an expanded branch network.
      Advertising expense decreased $1.0 million to $8.2 million from $9.1 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The cost reflects the Company’s continued focus on expense control.
      Amortization of identifiable intangible assets increased by $3.1 million to $11.4 million during the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase was primarily due to a full year of amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years.
      Other non-interest expenses increased $4.0 million, or 6.8%, to $62.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to additional expenses associated with the expansion of operations resulting from the transaction with SIB and $4.4 million of merger-related costs associated with the pending acquisition of the Company by Sovereign. These increases were partially offset by a $1.0 million recovery received in 2005 related to a $3.8 million provision for probable losses recorded in the fourth quarter of 2002 from transactions in a commercial business deposit account. Other non-interest expenses include such items as professional services, legal expenses, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.
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
      Income Taxes. Income tax expense increased $0.7 million to $112.4 million for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase recorded in the 2005 period was due to the $2.0 million increase in the Company’s income before provision for income taxes. The Company’s effective tax rate was 34.50% for both the year ended December 31, 2005 and 2004.
Comparison of Results of Operations for the Year Ended December 31, 2004 and the Year Ended December 31, 2003
      General. For the year ended December 31, 2004, the Company reported a 9.2% increase in diluted earnings per share to $2.84 compared to $2.60 for the year ended December 31, 2003. Net income for the year ended December 31, 2004 increased 54.9% to $212.2 million compared to $137.0 million for the year ended December 31, 2003. These results include an other-than-temporary impairment after-tax charge of $8.3 million, or

$0.12 per diluted share for the year, related to the Company’s holdings of certain Fannie Mae Preferred Stock.
      Net Interest Income. Net interest income increased by $182.7 million, or 62.4%, to $475.5 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was due to a $249.3 million increase in interest income partially offset by a $66.6 million increase in interest expense. The increase in net interest income primarily reflected a $5.76 billion increase in average interest-earning assets during the year ended December 31, 2004 as compared to the same period in the prior year resulting in large part from the SIB transaction in April 2004. Partially offsetting this increase was a decline in the average yield earned of 51 basis points from 5.53% for the year ended December 31, 2003 to 5.02% for the year ended December 31, 2004.
      Purchase accounting adjustments arising from the SIB transaction increased net interest margin 23 basis points during the year ended December 31, 2004. Purchase accounting adjustments relate to the recording of acquired assets and liabilities at their fair values and amortizing/accreting the adjustment into net interest income over the average life of the corresponding asset or liability.
      Net interest margin decreased 22 basis points to 3.46% for the year ended December 31, 2004 compared to 3.68% for the year ended December 31, 2003. The decline in net interest margin was primarily attributable to the 51 basis points decline in the average yield on interest-earning assets which decrease was partially offset by a decline in the average rate paid on interest-bearing liabilities of 36 basis points.
      The Company’s interest rate spread decreased by 15 basis points to 3.43% for the year ended December 31, 2004 compared to 3.58% for the year ended December 31, 2003.
      The compression in net interest margin was primarily attributable to the addition of the lower yielding SIB interest-earning portfolios as well as new assets generated for portfolio retention during 2004 being originated at lower yields. The compression was also a result of the Company repositioning its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. This resulted in increased rates on its interest-bearing liabilities during the second half of 2004 as the Company lengthened the duration of borrowings.
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
      Interest income on mortgage loans, (including loans available-for-sale), increased $157.3 million to $433.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase was due to a $3.84 billion increase in the average outstanding balance of mortgage loans for the year ended December 31, 2004 compared to the year ended December 31, 2003. Partially offsetting the increase in the average balance was a 122 basis point decline in the average yield earned on mortgage loans for the year ended December 31, 2004 compared to the prior year. The increase in the average balance of mortgage loans was primarily attributable to the $3.25 billion of mortgage loans acquired as a result of the SIB transaction as well as internal loan growth. The Company realized aggregate average balance increases from both the SIB transaction and internal growth of $1.70 billion in the single-family and cooperative loan portfolios, $1.10 billion in the multi-family residential mortgage loan portfolio and $1.05 billion in the commercial real estate portfolio.
      Although the single-family mortgage portfolio increased as a result of the SIB transaction, the Company primarily originates single-family loans for sale through its previously discussed private label program with PHH Mortgage. The average balance of multi-family residential loans increased during 2004 due to originations (for portfolio and for sale) of $3.56 billion during 2004 compared to $2.75 billion during 2003. The originations were partially offset by multi-family loans sold to

Fannie Mae of $2.07 billion during 2004 compared to $1.73 billion during 2003. The $1.05 billion increase in the average balance of the commercial real estate portfolio during the year ended December 31, 2004 was the result of management’s strategy of shifting to higher yielding loan products as well as the portfolio acquired from SIB. The decrease in yield was primarily due to the interest rate yield curve existing in 2004.
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
      Interest expense on deposits increased $18.6 million or 34.9% to $71.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase primarily reflects a $3.16 billion increase in the average balance of deposits. The increase in average balance was primarily the result of the $3.79 billion of deposits assumed in connection with the SIB transaction as well as the continued deposit growth through de novo branches. The average balance of core deposits increased $2.64 billion, or 71.0%, to $6.36 billion for the year ended December 31, 2004 compared to $3.72 billion for the year ended December 31, 2003. The average rate paid on deposits decreased 16 basis points to 0.86% for the year ended December 31, 2004 compared to 1.02% for the year ended December 31, 2003. Lower costing core deposits represented approximately 75.6% of total deposits at December 31, 2004 compared to 74.0% at December 31, 2003. This increase reflects the $2.66 billion of core deposits acquired from SIB as well as the success of the Company’s strategy to lower its overall cost of funds while emphasizing the expansion of its commercial and consumer relationships.
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
      Interest expense on subordinated notes increased $10.3 million to $13.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The Bank issued $250.0 million aggregate principal amount of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due 2014 in the first quarter of 2004 and also issued $150.0 million in 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 at the end of the second quarter of 2003.
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
      During 2004, the Company recognized net losses of $8.8 million on securities compared with net gains of $0.5 million in 2003. Prior to December 31, 2004, the Company held as part of its available-for-sale portfolio $72.5 million of investment grade Fannie Mae preferred equity securities, predominately bearing fixed-rates, with aggregate unrealized losses of $12.7 million ($8.3 million after-tax). Such unrealized losses were treated as a reduction of other comprehensive income and thus, a reduction to equity. However, as a result of events at Fannie Mae during 2004, the Company recorded these previously unrealized losses as an other-than-temporary impairment at December 31, 2004. Consequently, the aggregate amortized cost of these securities were reduced by $12.7 million and a corresponding other-than-temporary impairment charge to net loss on securities was recognized. This non-cash charge reduced diluted earnings per share by $0.12 for the year ended December 31, 2004 but did not reduce stockholders’ equity or related capital ratios since it was previously recorded as an unrealized loss in stockholders’ equity. At December 31, 2004, these securities had an effective yield of 6.47% and were rated AA- and Aa3 by Standard & Poor’s and Moody’s.
      A primary driver of non-interest income is earnings from the Company’s mortgage-banking activities. Income from mortgage-banking activities increased $4.2 million to $29.6 million for the year ended December 31, 2004 compared to $25.4 million for the year ended December 31, 2003. The Company sells multi-family residential loans (both loans originated for sale and from portfolio) in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk. At

December 31, 2004, the Company’s maximum potential exposure related to secondary market sales to Fannie Mae under this program was $156.1 million. The Company also has a program with PHH Mortgage to originate and sell single-family residential mortgage loans and servicing in the secondary market. See “Business-Lending Activities-Loan Originations, Purchases, Sales and Servicing” set forth in Item 1 hereof.
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
      Non-Interest Expense. Non-interest expense increased by $82.3 million, or 43.6%, for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase was primarily attributable to operating the expanded franchise resulting from the SIB transaction as well as the expansion of the Company’s commercial and retail banking and lending operations. This increase primarily reflects increases of $34.7 million in compensation and employee benefit expense, $17.1 million in occupancy costs, $16.6 million in other expenses, $6.4 million in amortization of identifiable intangible assets and $6.2 million in data processing fees.
      Compensation and employee benefits expense increased $34.7 million to $134.9 million for the year ended December 31, 2004 as compared to $100.2 million in the prior year. The increase in compensation and benefits expense for the comparable periods was primarily attributable to staff additions relating to the SIB transaction as well as the expansion of the Company’s commercial and retail banking and lending operations during 2003 and 2004, including the opening of six retail branches. In particular, the increase was due to increases of $25.3 million in salary and overtime expenses, $4.3 million in management incentive expenses, $3.1 million in medical costs, $2.4 million in FICA costs, $1.7 million in ESOP expenses and $1.5 million in stock-related benefit plan costs. Partially offsetting these increases were lower restricted stock award costs of $3.3 million.
      Occupancy costs increased by $17.1 million to $43.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Data processing fees increased $6.2 million to $16.2 million for the year ended December 31, 2004 as compared to the same period in the prior year. The increase in both occupancy and data processing fees was due to operating the expanded branch franchise resulting from the SIB transaction combined with the increased number of branch facilities resulting from the continuation of the de novo branch program as well as the expansion of the commercial real estate lending activities to the Baltimore-Washington, Florida and Chicago markets through the establishment of loan production offices in these areas.
      The Company’s advertising expenses increased $1.3 million to $9.1 million from $7.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The cost reflects the Company’s continued focus on brand awareness through, in part, increased advertising in print media, radio and direct marketing programs and support of the SIB transaction and de novo branches.
      Other non-interest expenses increased $16.6 million, or 39.2%, to $58.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Other non-interest expenses include such items as professional services, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security. Increases in non-interest expense are primarily attributable to operating the expanded franchise resulting from the SIB transaction. In addition, the Company has incurred additional costs associated with complying with the Sarbanes-Oxley Act of 2002 and the Bank Secrecy Act.
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
      The effective tax rate was reduced due to the recognition of tax credit allocations received by Independence Community Commercial Reinvestment Corporation (“ICCRC”), a subsidiary of Independence Community Bank. The credits provided to ICCRC total 39% of the initial value of the $113.0 million investment and will be claimed over a seven-year credit allowance period. This investment was made in September 2004. See “Business-Subsidiaries” set forth in Item 1 hereof.
      As of December 31, 2004, the Company had a net deferred tax asset of $78.8 million compared to $55.7 million at December 31, 2003. The $23.1 million increase was primarily due to $34.6 million of deferred tax assets resulting from the SIB transaction which was partially offset by deferred tax liabilities established in connection with fair value purchase accounting adjustments resulting from the SIB transaction.
Regulatory Capital Requirements
      The Bank is subject to minimum regulatory capital requirements imposed by the FDIC which vary according to an institution’s capital level and the composition of its assets. An insured institution is required to maintain core capital of not less than 3.0% of total assets plus an additional amount of at least 100 to 200 basis points (“leverage capital ratio”). An insured institution must also maintain a ratio of total capital to risk-based assets of 8.0%. Although the minimum leverage capital ratio is

3.0%, the Federal Deposit Insurance Corporation Improvement Act of 1991 stipulates that an institution with less than a 4.0% leverage capital ratio is deemed to be an “undercapitalized” institution which results in the imposition of certain regulatory restrictions. See “Business-Regulation-Capital Requirements” set forth in Item 1 hereof and Note 23 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof for a discussion of the Bank’s regulatory capital requirements and compliance therewith at December 31, 2005 and December 31, 2004.
Liquidity
      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending and other funding requirements. The Company decreased its total borrowings (including subordinated and senior notes) to $5.60 billion at December 31, 2005 as compared to $5.91 billion at December 31, 2004. At December 31, 2005, the Company had the ability to borrow from the FHLB an additional $2.40 billion on a secured basis, utilizing mortgage-related loans and securities as collateral. See Note 12 of the “Notes to Consolidated Financial Statements” set forth in Item 8 hereof.
      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2005 totaled $2.42 billion or 65.1% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.
      The Holding Company’s principal business is that of its subsidiary, the Bank. The Holding Company invested 50% of the net proceeds from the Conversion in 1998 in the Bank and initially invested the remaining proceeds in short-term securities and money market investments. The Bank can pay dividends to the Holding Company to the extent such payments are permitted by law or regulation, which serves as an additional source of liquidity.
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
      The Bank’s ability to pay dividends to the Holding Company is also subject to certain restrictions. Under the New York Banking Law, dividends may be declared and paid only out of the net profits of the Bank. The approval of the Superintendent of Banks of the State of New York is required if the total of all dividends declared in any calendar year will exceed the net profits for that year plus the retained net profits of the preceding two years, less any required transfers. In addition, in connection with the Conversion, the Bank elected to be deemed a savings association for certain purposes. As a result, the Bank must give notice to the OTS of a proposed capital distribution. In addition, no dividends may be declared, credited or paid if the effect thereof would cause the Bank’s capital to be reduced below the amount required by the Superintendent or the FDIC. See

“Business - Regulation-The Bank - Limitations of Dividends” set forth in Item 1 hereof.
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
      As part of the overall interest rate risk management strategy, management has entered into derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain borrowings and entering into forward loan sale agreements to offset rate risk on rate-locked loan commitments originated for sale so that changes in interest rates do not have a significant adverse effect on net interest income, net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include forward loan sale agreements and interest rate swaps. The Company had no interest rate swaps outstanding at December 31, 2005 and 2004.
      At December 31, 2005, the Company had $78.4 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $53.9 million related to loan commitments for which the borrowers had not entered into interest rate locks and $24.5 million which were subject to interest rate locks. At December 31, 2005, the Company had $24.5 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $0.1 million and the fair market value of the related forward loan sale agreements was a gain of $0.1 million at December 31, 2005.
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
      Based on the information and assumptions in effect at December 31, 2005, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $21.0 million or 4.6%, while a 200 basis point gradual decrease in interest rates would decrease net interest income by $3.2 million or 0.7%.
      Gap Analysis. Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At December 31, 2005, the Company’s one-year cumulative gap position was a negative 14.89% compared to a negative 2.57% at December 31, 2004. The change in the one-year cumulative gap position was primarily the result of the increase in the balance of certificates of deposit due to mature within one year combined with the decline in the securities available-for-sale portfolio and the reduced balance in the mortgage warehouse lines of credit portfolio. A negative gap will generally result in the net interest margin decreasing in a rising rate environment and increasing in a falling rate environment. A positive gap will generally have the opposite results on the net interest margin.
      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.
      The gap analysis, however, is an incomplete representation of interest rate risk and has certain limitations. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2005 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors and demographic variables.
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

      The following table reflects the repricing of the balance sheet, or “gap” position at December 31, 2005.

(In Thousands)	0 - 90 Days	91 - 180 Days	181 - 365 Days	1 - 5 Years	Over 5 Years	Total	Fair Value

Interest-earning assets:
Mortgage loans(1)	$489,131	$256,947	$526,246	$4,877,735	$4,224,310	$10,374,369	$10,303,636
Commercial business and other loans	1,044,765	87,658	159,242	461,690	194,718	1,948,073	1,926,808
Securities available-for-sale(2)	287,820	185,393	372,417	2,168,952	636,453	3,651,035	3,574,500
Other interest-earning assets(3)	720,246	—	—	—	167,294	887,540	887,540

Total interest-earning assets	2,541,962	529,998	1,057,905	7,508,377	5,222,775	16,861,017	16,692,484
Interest-bearing liabilities:
Savings, NOW and money market deposits	533,841	533,841	1,067,681	1,219,596	2,398,773	5,753,732	5,753,732
Certificates of deposit	1,051,422	732,386	569,816	1,361,970	—	3,715,594	3,725,319
Borrowings	1,546,729	170,000	767,000	2,309,249	163,751	4,956,729	4,965,624
Subordinated notes	(64)	(64)	(128)	(1,025)	398,541	397,260	380,000
Senior notes	(106)	(106)	(212)	248,410	—	247,986	243,750

Total interest-bearing liabilities	3,131,822	1,436,057	2,404,157	5,138,200	2,961,065	15,071,301	15,068,425
Interest sensitivity gap	(589,860)	(906,059)	(1,346,252)	2,370,177	2,261,710

Cumulative interest sensitivity gap	$(589,860)	$(1,495,919)	$(2,842,171)	$(471,994)	$1,789,716

Cumulative interest sensitivity gap as a percentage of total assets	(3.09)%	(7.84)%	(14.89)%	(2.47)%	9.38%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.
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

      The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates and reinvestment rates similar to the Company’s historical experience. The following sets forth the Company’s NPV as of December 31, 2005.

				NPV as % of Portfolio
	Net Portfolio Value			Value of Assets

Change (in Basis points) in Interest Rates	Amount	$ Change	NPV % Change	Ratio	Change in NPV Ratio

	(Dollars In Thousands
+200	$1,444,324	$(395,084)	(21.48)%	8.29%	(1.64)%
0	1,839,408	—	—	9.93	—
-100	2,084,172	244,764	13.31	10.94	1.01
      As of December 31, 2005, the Company’s NPV was $1.84 billion, or 9.93% of the market value of assets. Following a 200 basis point assumed increase in interest rates, the Company’s “post shock” NPV was estimated to be $1.44 billion, or 8.29% of the market value of assets reflecting a decrease of 1.64% in the NPV ratio.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Independence Community Bank Corp.
      We have audited the accompanying consolidated statements of financial condition of Independence Community Bank Corp. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Community Bank Corp. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 3 and 17 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation prospectively.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Independence Community Bank Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Ernst & Young, LLP
New York, New York
March 10, 2006

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
      The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
      As of December 31, 2005, based on management’s assessment, the Company’s internal control over financial reporting was effective.
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
The Board of Directors and Shareholders Independence Community Bank Corp.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Independence Community Bank Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Independence Community Bank Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Independence Community Bank Corp.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of the Office of Thrift Supervision Annual/ Current Report instructions for Savings and Loan Holding Companies (the “H-(b) 11 instructions”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Independence Community Bank Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Independence Community Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Independence Community Bank Corp. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Independence Community Bank Corp. and our report dated March 10, 2006 expressed, an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Ernst & Young, LLP
New York, New York
March 10, 2006

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

(In Thousands, Except Share Data)	2005	2004

ASSETS:
Cash and due from banks — interest-bearing	$710,251	$84,532
Cash and due from banks — non-interest-bearing	368,931	276,345

Total cash and cash equivalents	1,079,182	360,877

Securities available-for-sale:
Investment securities ($44,118 and $25,764 pledged to creditors, respectively)	418,911	454,305
Mortgage-related securities ($2,913,711 and $2,927,519 pledged to creditors, respectively)	3,155,589	3,479,482

Total securities available-for-sale	3,574,500	3,933,787

Loans available-for-sale	22,072	96,671

Mortgage loans on real estate	10,352,297	9,315,090
Other loans	1,948,073	1,933,502

Total loans	12,300,370	11,248,592
Less: allowance for loan losses	(101,467)	(101,435)

Total loans, net	12,198,903	11,147,157

Premises, furniture and equipment, net	165,639	162,687
Accrued interest receivable	72,518	64,437
Goodwill	1,185,566	1,155,572
Identifiable intangible assets, net	67,676	79,056
Bank owned life insurance (“BOLI”)	336,566	321,040
Other assets	380,498	432,195

Total assets	$19,083,120	$17,753,479

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Savings deposits	$2,143,172	$2,630,416
Money market deposits	561,359	752,310
Active management accounts (“AMA”) deposits	310,557	948,977
Interest-bearing demand deposits	2,622,115	1,214,190
Non-interest-bearing demand deposits	1,592,486	1,487,756
Certificates of deposit	3,715,594	2,271,415

Total deposits	10,945,283	9,305,064

Borrowings	4,956,729	5,511,972
Subordinated notes	397,260	396,332
Senior notes	247,986	—
Escrow and other deposits	116,529	104,304
Accrued expenses and other liabilities	133,553	131,764

Total liabilities	16,797,340	15,449,436

Stockholders’ equity:
Common stock, $.01 par value: 250,000,000 shares authorized, 104,243,820 shares issued; 82,332,449 and 84,928,719 shares outstanding at December 31, 2005 and December 31, 2004, respectively	1,042	1,042
Additional paid-in-capital	1,911,370	1,900,252
Treasury stock at cost: 21,911,371 and 19,315,101 shares at December 31, 2005 and December 31, 2004, respectively	(463,789)	(341,226)
Unallocated common stock held by ESOP	(59,323)	(64,267)
Unvested restricted stock awards under stock benefit plans	(9,104)	(9,701)
Retained earnings, partially restricted	949,721	821,702
Accumulated other comprehensive loss:
Net unrealized loss on securities available-for-sale, net of tax	(44,137)	(3,759)

Total stockholders’ equity	2,285,780	2,304,043

Total liabilities and stockholders’ equity	$19,083,120	$17,753,479

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

(In Thousands, Except Per Share Amounts)	2005	2004	2003

Interest income:
Mortgage loans on real estate	$531,272	$426,942	$271,805
Other loans	122,960	95,170	81,674
Loans available-for-sale	4,853	6,906	4,774
Investment securities	18,456	22,578	13,296
Mortgage-related securities	148,271	132,809	62,918
Other	11,767	5,003	5,653

Total interest income	837,579	689,408	440,120

Interest expense:
Deposits	162,868	71,848	53,257
Borrowings	156,780	128,788	91,089
Subordinated notes	15,621	13,279	3,029
Senior notes	3,445	—	—

Total interest expense	338,714	213,915	147,375

Net interest income	498,865	475,493	292,745

Provision for loan losses	—	2,000	3,500

Net interest income after provision for loan losses	498,865	473,493	289,245

Non-interest income:
Net gain (loss) on securities	6,637	(8,816)	476
Net gain on sales of loans	154	281	289
Mortgage-banking activities	20,106	29,613	25,407
Service fees	66,004	66,619	69,270
BOLI	15,856	14,616	8,833
Other	16,123	19,196	8,464

Total non-interest income	124,880	121,509	112,739

Non-interest expense:
Compensation and employee benefits	149,122	134,924	100,262
Occupancy costs	52,287	43,679	26,547
Data processing fees	14,037	16,236	10,029
Advertising	8,170	9,140	7,845
Other	62,837	58,828	42,265

Total general and administrative expense	286,453	262,807	186,948

Amortization of identifiable intangible assets	11,380	8,268	1,855

Total non-interest expense	297,833	271,075	188,803

Income before provision for income taxes	325,912	323,927	213,181
Provision for income taxes	112,440	111,755	76,211

Net income	$213,472	$212,172	$136,970

Basic earnings per share	$2.70	$2.96	$2.74

Diluted earnings per share	$2.62	$2.84	$2.60

Dividends declared per common share	$1.07	$0.94	$0.68

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2005, 2004 and 2003

					Unearned
				Unallocated	Common Stock		Accumulated
		Additional		Common	Held by		Other
	Common	Paid-in-	Treasury	Stock Held	Recognition	Retained	Comprehensive
(In Thousands, Except Share Data)	Stock	Capital	Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2002	$760	$742,006	$(318,182)	$(74,154)	$(11,782)	$575,927	$5,693	$920,268
Comprehensive income:
Net income for the year ended December 31, 2003	—	—	—	—	—	136,970	—	136,970
Other comprehensive income, net of tax of $3.9 million Change in net unrealized losses on cash flow hedges, net of tax of $1.1 million	—	—	—	—	—	—	4,094	4,094
Less: reclassification adjustment of net loss realized on cash flow hedges, net of tax of $1.2 million	—	—	—	—	—	—	(2,223)	(2,223)
Change in net unrealized gains on securities available-for-sale, net of tax of $0.3 million	—	—	—	—	—	—	(549)	(549)

Comprehensive income	—	—	—	—	—	136,970	1,322	138,292
Repurchase of common stock (2,765,900 shares)	—	—	(78,068)	—	—	—	—	(78,068)
Valuation adjustment for deferred income tax benefit	—	(3,070)	—	—	—	—	—	(3,070)
Treasury stock issued for options exercised (and related tax benefit) and for director fees (992,717 shares)	—	14,360	16,162	—	—	—	—	30,522
Dividends declared	—	—	—	—	—	(34,544)	—	(34,544)
Accelerated vesting of options	—	185	—	—	—	—	—	185
Stock compensation expense	—	153	—	—	—	—	—	153
ESOP shares committed to be released	—	3,674	—	4,943	—	—	—	8,617
Issuance of grants and amortization of earned portion of restricted stock awards	—	4,572	—	—	4,184	—	—	8,756

Balance — December 31, 2003	760	761,880	(380,088)	(69,211)	(7,598)	678,353	7,015	991,111

Comprehensive income:
Net income for the year ended December 31, 2004	—	—	—	—	—	212,172	—	212,172
Other comprehensive income, net of tax benefit of $2.5 million
Change in net unrealized gains on securities available-for-sale, net of tax of $3.5 million	—	—	—	—	—	—	(6,736)	(6,736)
Less: reclassification adjustment of net gain realized in net income, net of tax of $2.6 million	—	—	—	—	—	—	(4,038)	(4,038)

Comprehensive income	—	—	—	—	—	212,172	(10,774)	201,398
Treasury stock issued for options exercised (and related tax benefit) and for director fees (2,252,934 shares)	—	18,750	38,862	—	—	—	—	57,612
Common stock issued in connection with Staten Island Bancorp, Inc. acquisition (28,200,070 shares)	282	1,106,853	—	—	—	—	—	1,107,135
Dividends declared	—	—	—	—	—	(68,823)	—	(68,823)
Stock compensation expense	—	1,699	—	—	—	—	—	1,699
ESOP shares committed to be released	—	5,865	—	4,944	—	—	—	10,809
Issuance of grants and amortization of earned portion of restricted stock awards	—	5,205	—	—	(2,103)	—	—	3,102

Balance — December 31, 2004	1,042	1,900,252	(341,226)	(64,267)	(9,701)	821,702	(3,759)	2,304,043

Comprehensive income:
Net income for the year ended December 31, 2005	—	—	—	—	—	213,472	—	213,472
Other comprehensive income, net of tax benefit of $31.9 million
Change in net unrealized losses on securities available-for-sale, net of tax of $27.3 million	—	—	—	—	—	—	(37,522)	(37,522)
Less: reclassification adjustment of net gains realized in net income, net of tax of $2.1 million	—	—	—	—	—	—	(2,856)	(2,856)

Comprehensive income	—	—	—	—	—	213,472	(40,378)	173,094
Treasury stock issued for options exercised (and related tax benefit) and for director fees (1,658,032 shares)	—	(1,657)	31,791	—	—	—	—	30,134
Repurchase of common stock (4,254,302 shares)	—	—	(154,354)	—	—	—	—	(154,354)
Dividends declared	—	—	—	—	—	(85,453)	—	(85,453)
Stock compensation expense	—	3,283	—	—	—	—	—	3,283
ESOP shares committed to be released	—	5,603	—	4,944	—	—	—	10,547
Issuance of grants and amortization of earned portion of restricted stock awards	—	3,889	—	—	597	—	—	4,486

Balance — December 31, 2005	$1,042	$1,911,370	$(463,789)	$(59,323)	$(9,104)	$949,721	$(44,137)	$2,285,780

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$213,472	$212,172	$136,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2,000	3,500
Net (gain) loss on securities	(6,637)	8,816	(476)
Net gain on sale of loans	(154)	(281)	(289)
Originations of loans available-for-sale	(1,264,608)	(1,267,289)	(1,798,108)
Proceeds on sales of loans available-for-sale	1,684,275	2,442,121	1,919,941
Amortization of deferred income and premiums	(18,686)	(32,347)	19,107
Amortization of identifiable intangibles	11,380	8,268	1,855
Amortization of earned portion of ESOP and restricted stock awards	16,311	14,962	16,603
Depreciation and amortization	20,683	17,503	11,561
Deferred income tax provision (benefit)	34,446	(1,349)	10,678
Increase in accrued interest receivable	(8,081)	(3,379)	(516)
Decrease in accrued expenses and other liabilities	(528)	(7,466)	(73,249)
Other, net	(42,688)	8,226	(23,201)

Net cash provided by operating activities	639,185	1,401,957	224,376

Cash Flow from Investing Activities:
Loan originations and purchases	(3,718,174)	(4,643,114)	(2,402,462)
Principal payments on loans	2,125,636	2,300,128	1,802,535
Advances on mortgage warehouse lines of credit	(9,977,225)	(10,187,771)	(10,291,152)
Repayments on mortgage warehouse lines of credit	10,183,583	10,045,928	10,532,666
Proceeds from sale of securities available-for-sale	484,076	317,756	48,886
Proceeds from maturities of securities available-for-sale	158,733	316,389	101,457
Principal collected on securities available-for-sale	736,114	1,012,884	1,627,618
Purchases of securities available-for-sale	(1,099,410)	(1,026,512)	(3,048,363)
Redemption (purchase) of Federal Home Loan Bank stock	30,606	48,165	(34,237)
Cash consideration paid to acquire Staten Island Bancorp, Inc.	—	(368,500)	—
Cash and cash equivalents acquired in Staten Island Bancorp, Inc. acquisition	—	669,614	—
Proceeds from sale of other real estate	1,030	1,340	—
Net additions to premises, furniture and equipment	(23,635)	(31,836)	(27,548)

Net cash used in investing activities	(1,098,666)	(1,545,529)	(1,690,600)

Cash Flows from Financing Activities:
Net increase in demand and savings deposits	196,040	451,960	574,387
Net increase (decrease) in time deposits	1,449,743	(242,577)	(210,350)
Proceeds from new borrowings	1,562,911	2,300,000	1,475,000
Repayments of borrowings	(2,075,095)	(2,399,403)	(490,250)
Net increase in subordinated notes	928	247,903	148,429
Net increase in senior notes	247,986	—	—
Net increase in escrow and other deposits	12,225	5,684	41,686
Proceeds on exercise of stock options	22,855	37,677	12,905
Repurchase of common stock	(154,354)	—	(78,068)
Dividends paid	(85,453)	(68,823)	(34,544)

Net cash provided by financing activities	1,177,786	332,421	1,439,195

Net increase (decrease) in cash and cash equivalents	718,305	188,849	(27,029)
Cash and cash equivalents at beginning of period	360,877	172,028	199,057

Cash and cash equivalents at end of period	$1,079,182	$360,877	$172,028

Supplemental Information
Income taxes paid	$61,682	$116,416	$53,875

Interest paid	$337,108	$197,240	$150,923

Income tax benefit realized from exercise of stock options	$13,372	$16,551	$6,076

Non-Cash Investing Activities
Common stock issued in Staten Island Bancorp, Inc. acquisition	$—	$1,107,135	$—

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Mergers and Acquisitions

Sovereign Bancorp, Inc.
      On October 24, 2005, the Company, Sovereign Bancorp, Inc. (“Sovereign”) and Iceland Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Sovereign, entered into an Agreement and Plan of Merger (the “Merger Agreement”).
      Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of all parties and by the stockholders of the Holding Company, Merger Sub will be merged with and into the Company (the “Merger”). Upon effectiveness of the Merger, each outstanding share of common stock of the Company other than shares owned by the Company (other than in a fiduciary capacity), Sovereign or their subsidiaries and other than dissenting shares will be converted into the right to receive $42 per share in cash and the Holding Company will become a subsidiary of Sovereign.
      The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to operate its business in the ordinary course consistent with past practice during the period between execution of the Merger Agreement and the date of the Merger and to refrain from specified non-ordinary course activities during that period without the prior approval of Sovereign. The Company has generally agreed not to solicit, approve or recommend, or enter into discussions concerning, or provide confidential information in connection with, proposals relating to alternative business combination transactions, subject to applicable exceptions specified in the Merger Agreement. The Merger Agreement also provides for customary covenants providing for the parties to use reasonable best efforts to take actions necessary for the closing of the Merger, including obtaining necessary regulatory approvals, and maintaining various employee benefits for the Company’s employees for specified periods of time. Sovereign has agreed to take action to enforce its rights under, and use its reasonable best efforts to satisfy as soon as practicable all conditions to closing under, the Investment Agreement by and between Sovereign and Banco Santander Central Hispano, S.A. (“Banco Santander”), dated as of October 24, 2005 (the “Investment Agreement”), which provides for Banco Santander to purchase approximately $2.4 billion of Sovereign’s common stock and, if necessary, up to $1.2 billion of its preferred stock and other securities, the proceeds of which would be used to finance the Merger.
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
      The Company called a special meeting of the Company’s stockholders to consider adoption of the Merger Agreement and the Company’s board of directors recommended approval and adoption of the Merger Agreement by the Company’s stockholders. The transaction received approval from the Company’s stockholders at the special meeting of stockholders held on January 25, 2006.
      The Merger is currently expected to close during the second quarter of 2006 and is subject to various customary conditions, including the receipt of certain regulatory approvals, including approval of the Merger Agreement by the Office of Thrift Supervision and the New York State Banking Department. The Merger is not, however, contingent upon the closing of the transactions contemplated by the Investment Agreement.

Staten Island Bancorp, Inc.
      On April 12, 2004, the Company completed its merger with SIB and the merger of SIB’s wholly owned subsidiary, SI Bank & Trust (“SI Bank”), with and into the Bank. SI Bank, a full service federally chartered

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
savings bank, operated 17 full service branch offices on Staten Island, three full service branch offices in Brooklyn, and a total of 15 full service branch offices in New Jersey. Under the terms of the Agreement and Plan of Merger between the Company and SIB dated November 24, 2003 (the “SIB Agreement”), the aggregate consideration paid in the merger consisted of $368.5 million in cash and 28,200,070 shares of the Company’s common stock. Holders of SIB common stock received cash or shares of the Company’s common stock pursuant to an election, proration and allocation procedure subject to the total consideration being comprised of approximately 75% paid in shares of the Company’s common stock and 25% paid in cash. The SIB transaction had an aggregate value of approximately $1.48 billion assuming an acquisition value of $24.3208 per share (the average share price used to calculate the exchange ratio).
      As a result of the SIB transaction, the Company acquired approximately $7.15 billion in assets (including loans totaling $3.56 billion and securities totaling $2.09 billion) and assumed approximately $3.79 billion in deposits, $2.65 billion in borrowings and $84.2 million in other liabilities. Included in the $84.2 million of other liabilities was $23.7 million of accrued severance costs. The Company has paid approximately $22.2 million in severance since April 12, 2004, with $1.5 million of such liability remaining at December 31, 2005. The results of operations of SIB are included in the Consolidated Statements of Income and Comprehensive Income subsequent to April 12, 2004.
      In addition on March 1, 2004, SIB announced the completion of the sale of the majority of the assets and operations of Staten Island Mortgage Corp., the mortgage-banking subsidiary of SI Bank, to Lehman Brothers. The remaining Staten Island Mortgage Corp. offices were sold or ceased operations by March 31, 2004.
      The merger was accounted for as a purchase and the excess cost over the fair value of net assets acquired (“goodwill”) in the transaction was $1.00 billion. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is not being amortized in connection with this transaction and the Company estimates that the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible asset of $87.1 million, which is being amortized using the interest method over 14 years.
3.     Summary of Significant Accounting Policies
      The following is a description of the significant accounting policies of the Company and its subsidiaries. These policies conform with accounting principles generally accepted in the United States of America.

Principles of Consolidation and Basis of Presentation
      The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. The Company uses the equity method of accounting for investments in less than majority-owned entities.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Available-for-Sale
      Securities available-for-sale are carried at fair value. Unrealized gains or losses on securities available-for-sale are included in other comprehensive income (“OCI”) within stockholders’ equity, net of tax. Gains or losses on the sale of such securities are recognized using the specific identification method and are recorded in gain (loss) on loans and securities in the Consolidated Statements of Operations.

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
      The Company generally places loans on non-accrual status when principal or interest payments become 90 days past due, except those loans which are 90 days past maturity but which are performing consistently with their original terms. Loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original loan repayment schedule remain on accrual status. In addition, FHA or VA loans continue to accrue interest because their interest payments are guaranteed by various government programs and agencies. Loans may be placed on non-accrual status prior to becoming 90 days delinquent if management believes that collection of interest or principal is doubtful or when such loans have such well defined weaknesses that collection in full of principal or interest is not probable. When a loan is placed on non-accrual status, accrual of interest income is discontinued and uncollected interest is reversed against current interest income. Interest income on non-accrual loans is recorded only when received in cash. A loan is returned to accrual status when the principal and interest are no longer past due and the borrower’s ability to make periodic principal and interest payments is reasonably assured.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The reserve factors that are applied to pass, criticized and classified loans are generally reviewed by management on a quarterly basis unless circumstances require a more frequent assessment. In assessing the reserve factors, the Company takes into consideration, among other things, the state of the national and/or local economies which could affect the Company’s customers or underlying collateral values, the loss experience related to different segments or classes of loans, changes in risk categories, the acceleration or decrease in loan portfolio growth rates and underwriting or servicing weaknesses. To the extent that such assessment results in an increase or decrease to the reserve factors that are applied to each risk level, the Company may need to adjust its provision for loan losses which could impact earnings in the period in which such provision is taken.
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
      Under the terms of the sales agreement with Fannie Mae, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. The

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company has established a liability of $9.4 million which represents the estimated amount that the Company would have to pay a third party to assume the liability of the retained recourse. The valuation calculates the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve.

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
      The Company’s goodwill was $1.19 billion at December 31, 2005 and $1.16 billion at December 31, 2004. The Company’s identifiable intangible assets were $67.7 million at December 31, 2005 and $79.1 million at December 31, 2004. The Company did not recognize an impairment loss as a result of its annual impairment test effective October 1, 2005. The Company tests the value of its goodwill at least annually. The Company has identified the goodwill impairment test as a critical accounting estimate.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). In addition, forward loan sale agreements with Fannie Mae and Cendant Mortgage Corporation, doing business as PHH Mortgage Services (“Cendant”) also meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In January 2005, Cendant was spun off from its parent company, Cendant Corporation, to PHH Corporation. Cendant was subsequently renamed PHH Mortgage Corporation (“PHH Mortgage”).
      In accordance with SFAS No. 133 and SFAS No. 149, derivative instruments are recognized in the statement of financial condition at fair value and changes in the fair value thereof are recognized in the statement of operations. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it is generally 30 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into (see Note 19).
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
      The Company did not have any cash flow hedges during the years ended December 31, 2005 and 2004.

Advertising Costs
      Advertising costs are generally expensed as incurred.

Income Taxes
      The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. A valuation allowance is provided for deferred tax assets where realization

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is not considered “more likely than not.” The Company did not have a valuation allowance at December 31, 2005. The Company has identified the evaluation of deferred tax assets as a critical accounting estimate (See Note 22).

Earnings Per Share
      Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants’ accounts or are not committed to be released for allocation and unvested restricted stock awards from the 1998 Recognition and Retention Plan and Trust Agreement (the “Recognition Plan”), the 2002 Stock Incentive Plan (“Stock Incentive Plan”) and the 2005 Stock Incentive Plan (“2005 Stock Incentive Plan”) are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered to be common stock equivalents of basic EPS in the calculation of diluted EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.

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
      Compensation expense related to restricted stock awards issued from the Recognition Plan, Stock Incentive Plan and 2005 Stock Incentive Plan are recognized over the vesting period at the fair market value of the common stock on the date of grant for share awards that are not subject to performance criteria. The expense related to performance share awards is recognized over the vesting period based at the fair market value on the measurement date.
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
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The fair value of each option is expensed over its vesting period. Because the Company recognized the fair value provisions prospectively, compensation expense related to

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee stock options granted did not have a full impact during 2003. See Note 17 hereof. See also “Impact of New Accounting Pronouncements” below for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” which was issued in December 2004 and was adopted by the Company effective January 1, 2006.

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

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
      In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized as other-than-temporary impairments. Management applied the guidance in this FSP during their year-end 2005 review for other-than-temporary impairment and the disclosures required by the FSP are included in Note 4.

Accounting Changes and Error Corrections
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s financial condition or results of operations.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
      In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-2 requires the effect of this subsidy to be included in the measurement of post-retirement health care benefit costs effective for interim or annual periods beginning after June 15, 2004. Therefore, the expense amounts shown in Note 16 with respect to the years ended December 31, 2005 and 2004 reflect the effects of the Act.

FASB Statement No. 123 (revised 2004) — Share-Based Payment
      In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123(R). The Company adopted these statements effective as of January 1, 2006. On January 1, 2003, the Company adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted after this date. SFAS 123(R) will require the Company to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retirement-eligible employees. The adoption of these standards did not have a material effect on the Company’s financial condition or results of operations.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Securities Available-for-Sale
      The amortized cost and estimated fair value of securities available-for-sale are as follows:

	December 31, 2005

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Investment securities:
Debt securities:
U.S. Government and agencies	$231,716	$1	$(4,055)	$227,662
Corporate	95,342	133	(34)	95,441
Municipal	160	1	—	161

Total debt securities	327,218	135	(4,089)	323,264

Equity securities:
Preferred	94,350	3,136	(1,908)	95,578
Common	69	—	—	69

Total equity securities	94,419	3,136	(1,908)	95,647

Total investment securities	421,637	3,271	(5,997)	418,911

Mortgage-related securities:
Fannie Mae pass through certificates	442,269	1,399	(8,142)	435,526
GNMA pass through certificates	17,545	—	(816)	16,729
Freddie Mac pass through certificates	699,890	18	(11,619)	688,289
Collateralized mortgage obligation bonds	2,069,694	218	(54,867)	2,015,045

Total mortgage-related securities	3,229,398	1,635	(75,444)	3,155,589

Total securities available-for-sale	$3,651,035	$4,906	$(81,441)	$3,574,500

	December 31, 2004

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Investment securities:
Debt securities:
U.S. Government and agencies	$212,016	$1,002	$(950)	$212,068
Corporate	89,093	604	(316)	89,381
Municipal	4,630	236	—	4,866

Total debt securities	305,739	1,842	(1,266)	306,315

Equity securities:
Preferred	146,604	1,100	(774)	146,930
Common	486	583	(9)	1,060

Total equity securities	147,090	1,683	(783)	147,990

Total investment securities	452,829	3,525	(2,049)	454,305

Mortgage-related securities:
Fannie Mae pass through certificates	449,182	4,405	(2,212)	451,375
GNMA pass through certificates	7,259	330	(26)	7,563
Freddie Mac pass through certificates	973,750	5,070	(585)	978,235
Collateralized mortgage obligation bonds	2,057,221	3,400	(18,312)	2,042,309

Total mortgage-related securities	3,487,412	13,205	(21,135)	3,479,482

Total securities available-for-sale	$3,940,241	$16,730	$(23,184)	$3,933,787

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2005. Approximately $54.9 million, or 67.4%, of the unrealized loss was comprised of securities in a continuous loss position for twelve months or more which consisted primarily of 221 mortgage-related securities and 13 investment securities. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	At December 31, 2005

	Under One Year		One Year or More

	Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated
(In Thousands)	Losses	Fair Value	Losses	Fair Value

Investment securities:
Debt securities:
U.S. Government and agencies	$2,051	$117,322	$2,005	$109,202
Corporate	34	3,202	—	8,375

Total debt securities	2,085	120,524	2,005	117,577

Equity securities:
Preferred	673	21,837	1,234	10,843
Common	—	69	—	—

Total equity securities	673	21,906	1,234	10,843

Total investment securities	2,758	142,430	3,239	128,420

Mortgage-related securities:
Fannie Mae pass through certificates	2,702	214,322	5,439	170,507
GNMA pass through certificates	777	15,202	38	1,527
Freddie Mac pass through certificates	9,367	597,051	2,253	89,675
Collateralized mortgage obligation bonds	10,924	568,627	43,944	1,370,545

Total mortgage-related securities	23,770	1,395,202	51,674	1,632,254

Total securities available-for-sale	$26,528	$1,537,632	$54,913	$1,760,674

      The strategy for the securities portfolio is to maintain a short duration, thus minimizing exposure to sustained increases in interest rates. This is achieved through investments in securities with predictable cash flows and short average lives, and the purchase of certain adjustable-rate instruments.
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
      Prior to December 31, 2004, the Company held as part of its available-for-sale portfolio $72.5 million of investment grade Fannie Mae preferred equity securities, predominately bearing fixed-rates, with aggregate

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrealized losses of $12.7 million ($8.3 million after-tax) as of December 31, 2004. Such unrealized losses were treated as a reduction of other comprehensive income and thus, a reduction to equity. Based on the Company’s 2004 assessment of investment impairment analysis, which considered the events at Fannie Mae, the Company recorded these previously unrealized losses as an other-than-temporary impairment as of December 31, 2004. Consequently, the aggregate amortized cost of these securities were reduced by $12.7 million and a corresponding other-than-temporary impairment charge to net loss on securities was recognized during 2004.
      At December 31, 2005, securities with a fair value of $2.96 billion were pledged to secure securities sold under agreements to repurchase, other borrowings and for other purposes required by law.
      Sales of available-for-sale securities are summarized as follows:

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Proceeds from sales	$484,076	$317,756	$48,886
Gross gains	6,637	6,242	476
Gross losses	—	2,321	—
      The amortized cost and estimated fair value of debt securities by contractual maturity are as follows:

	December 31, 2005

	Amortized	Estimated
(In Thousands)	Cost	Fair Value

One year or less	$12,895	$12,780
One year through five years	38,749	38,373
Five years through ten years	124,875	122,867
Over ten years	150,699	149,244

	$327,218	$323,264

      The amortized cost and estimated fair value of mortgage-related securities by contractual maturity are as follows:

	December 31, 2005

	Amortized	Estimated
(In Thousands)	Cost	Fair Value

One year or less	$119,297	$118,353
One year through five years	2,646,822	2,583,982
Five years through ten years	393,767	384,725
Over ten years	69,512	68,529

	$3,229,398	$3,155,589

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Loans Available-for-Sale and Loan Servicing Assets
      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	December 31,

(In Thousands)	2005	2004

Loans available-for-sale:
Single-family residential	$4,172	$74,121
Multi-family residential	17,900	22,550

Total loans available-for-sale	$22,072	$96,671

Fannie Mae Loan Sale Program
      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae pursuant to forward sales agreements previously entered into at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the year ended December 31, 2005, the Company originated for sale $1.18 billion and sold $1.57 billion of fixed-rate multi-family loans, including $377.9 million of loans held in portfolio, in the secondary market to Fannie Mae with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole (as discussed below) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At December 31, 2005, the Company serviced $6.27 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $186.7 million or approximately 3% of the outstanding balance.
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
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2005 the Company had a $9.4 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.
      SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) requires a “true sale” analysis of the treatment of the transfer of assets under state law as if the Company was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS No. 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.
      A legal opinion regarding legal isolation for the transfer of loans to Fannie Mae has been obtained by the Bank. The “true sale” opinion provides reasonable assurance the transferred loans would not be characterized as the property of the transferring bank’s receivership or conservatorship estate in the event of insolvency.
      As a result of retaining servicing on $6.31 billion of multi-family loans sold to Fannie Mae, which include both loans originated for sale and loans sold from portfolio, the Company had a $9.5 million servicing asset at December 31, 2005.
      At December 31, 2005, the Company also had a $4.4 million loan servicing asset related to $493.4 million of single-family loans that were sold in the secondary market with servicing retained as a result of the SIB transaction.
      At December 31, 2005, 2004 and 2003, the Company was servicing loans on behalf of others, which are not included in the consolidated financial statements, of $7.36 billion, $6.12 billion and $3.65 billion, respectively. The right to service loans for others is generally obtained by the sale of loans with servicing retained.
      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Balance at beginning of period	$18,100	$7,772	$6,445
Loan servicing asset of acquired institution	—	7,687	—
Capitalized servicing asset	4,070	13,555	7,307
Reduction of servicing asset	(8,280)	(10,914)	(5,980)

Balance at end of period	$13,890	$18,100	$7,772

Fannie Mae DUS Program
      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital will underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital with the remaining two-thirds of all losses being assumed by Fannie Mae. There

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have been no loans originated under this DUS program since inception. ICM Capital did not effect the Company’s statement of condition or results of operations for the year ended December 31, 2005.
      The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC (“Meridian Company”), a Delaware limited liability company, has a one-third ownership interesting ICM Capital. ICM Capital’s loan originations are expected primarily to result from referrals by Meridian Capital Group, LLC (“Meridian Capital”). Meridian Capital is 65% owned by Meridian Capital Funding, Inc. (“Meridian Funding”), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Company. Meridian Funding and Meridian Company have the same principal owners (see Note 21).

Single-Family Loan Sale Program
      The $69.9 million decrease in single-family residential loans available-for-sale from $74.1 million at December 31, 2004 to $4.2 million at December 31, 2005 was primarily the result of a decrease in the amount of loans which were acquired in the SIB transaction classified as available-for-sale. The Company determined to wind down the remaining operations of Staten Island Mortgage Corp., the mortgage-banking subsidiary of SIB (most of the operations were sold in connection with the acquisition of SIB). During 2005, $14.1 million of such loans were sold in the secondary market with the remaining loans transferred to the Company’s single-family residential mortgage portfolio.
      Over the past several years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with PHH Mortgage. Under this program, the Company utilizes PHH Mortgage’s mortgage loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to PHH Mortgage on a non-recourse basis at agreed upon pricing. During the year ended December 31, 2005, the Company originated for sale $83.3 million and sold $81.7 million of single-family residential mortgage loans through the program. At December 31, 2005, the Company held $4.2 million of loans available-for-sale under this program.

Mortgage-Banking Activity
      A summary of mortgage-banking activity income is as follows for the periods indicated:

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Origination fees	$1,808	$2,105	$9,046
Servicing fees	10,212	8,724	3,609
Gain on sales	16,366	29,362	18,396
Change in fair value of loan commitments	249	(4,749)	3,261
Change in fair value of forward loan sale agreements	(249)	4,749	(3,261)
Amortization of loan servicing asset	(8,280)	(10,578)	(5,644)

Total mortgage-banking activity income	$20,106	$29,613	$25,407

      Mortgage loan commitments to borrowers related to loans originated for sale are considered a derivative instrument under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and PHH Mortgage also meet the definition of a derivative instrument under SFAS No. 133 (see Note 19).

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Loans Receivable, Net
      Loans are summarized as follows:

	December 31,

(In Thousands)	2005	2004

Mortgage loans:
Single-family residential and cooperative apartment	$1,932,516	$2,490,062
Multi-family residential	4,743,308	3,800,649
Commercial real estate	3,687,226	3,034,254

Total principal balance – mortgage loans	10,363,050	9,324,965
Less net deferred fees	10,753	9,875

Total mortgage loans	10,352,297	9,315,090
Commercial business loans, net of deferred fees	977,022	809,392
Other loans:
Mortgage warehouse lines of credit	453,541	659,942
Home equity loans and lines of credit	481,597	416,351
Consumer and other loans	35,913	47,817

Total other loans	971,051	1,124,110
Total loans receivable	12,300,370	11,248,592

Less allowance for loan losses	101,467	101,435

Loans receivable, net	$12,198,903	$11,147,157

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
      To minimize the risk inherent in the real estate portfolio, the Company utilizes standard underwriting procedures and diversifies the type and geographic locations of loan collateral. Multi-family residential mortgage loans generally range in size from $0.5 million to $25.0 million and include loans on various types and geographically diverse apartment complexes located primarily in the New York City metropolitan area. Multi-family residential mortgages are dependent largely on sufficient rental income to cover operating expenses and may be affected by government regulation, such as rent control regulations, which could impact the future cash flows of the property. Most multi-family loans do not fully amortize; therefore, the principal balance outstanding is not significantly reduced prior to contractual maturity. The residential mortgage portfolio is comprised primarily of first mortgage loans on owner occupied one-to-four family residences located in the Company’s primary market area. The commercial real estate portfolio contains loans secured by commercial and industrial properties, professional office buildings and small shopping centers. Commercial business loans consist primarily of loans to small-and medium-sized businesses and are generally secured by real estate, receivables, inventory, equipment and machinery and are often further enhanced by the personal guarantees of the principals of the borrower. The commercial real estate and commercial business loan portfolios do not contain any shared national credit loans. Mortgage warehouse lines of credit are revolving lines of credit to small-and medium-sized mortgage-banking companies. The lines are drawn to fund the origination of mortgages, primarily one-to-four family loans. Consumer loans consist primarily of home equity

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans and lines of credit which are secured by the underlying equity in the borrower’s primary or secondary residence.
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
      In 2003, the Company expanded its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. During the third quarter of 2004, the Company continued the expansion of its commercial real estate lending activities to the Chicago market. The Company expects the loans in these areas to be referred primarily by Meridian Capital, which already has an established presence in these market areas.
      The following table sets forth loan originations regarding the Company’s loan expansion program for the period indicated as follows:

	Year Ended December 31, 2005

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Originations for portfolio:
Multi-family residential	$196,747	$186,444	$38,910
Commercial real estate	38,764	78,860	3,769
Originations for sale:
Multi-family residential	248,355	262,365	11,910

Total originations	$483,866	$527,669	$54,589

      The following table sets forth loan originations regarding the Company’s loan expansion program for the period indicated as follows:

	Year Ended December 31, 2004

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Originations for portfolio:
Multi-family residential	$126,696	$88,748	$—
Commercial real estate	66,965	113,223	—
Originations for sale:
Multi-family residential	140,860	82,861	—

Total originations	$334,521	$284,832	$—

      The Company reviews its expansion program periodically and establishes and adjusts its targets based on market acceptance, credit performance, profitability and other relevant factors.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth information regarding total loans outstanding (excluding loans held for sale) secured by properties located in the Company’s loan expansion market areas as follows:

	Year Ended December 31, 2005

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Mortgage warehouse lines of credit	$154,194	$—	$—
Multi-family residential	335,589	278,181	38,732
Commercial real estate	109,208	209,693	3,769
Commercial business loans	5,412	536	—

Total loans outstanding	$604,403	$488,410	$42,501

	Year Ended December 31, 2004

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Mortgage warehouse lines of credit	$84,000	$—	$—
Multi-family residential	171,351	107,539	—
Commercial real estate	72,698	117,695	—
Commercial business loans	949	18,171	—

Total loans outstanding	$328,998	$243,405	$—

      Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal. At December 31, 2005, 2004 and 2003, included in mortgage loans on real estate were $20.6 million, $26.5 million and $23.5 million, respectively, of non-performing loans. If interest on the non-accrual mortgage loans had been accrued, such income would have approximated $0.7 million, $1.0 million and $0.6 million for the years ended December 31, 2005 and 2004 and 2003, respectively.
      At December 31, 2005, 2004 and 2003, included in commercial business and other loans were $16.5 million, $22.8 million and $13.1 million, respectively, of non-performing loans. If interest on the non-accrual commercial business and other loans had been accrued, such income would have approximated $0.5 million, $0.8 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding impaired loans:

	December 31,

(In Thousands)	2005	2004

Impaired loans with associated allowance	$11,039	$10,200
Impaired loans without associated allowance	10,246	17,593

Total impaired loans	$21,285	$27,793

Allowance for credit losses for impaired loans	$1,065	$990

      Impaired loans averaged approximately $24.5 million, $29.1 million and $35.2 million during the years ended December 31, 2005, 2004 and 2003, respectively. Interest income on impaired loans is recognized on a cash basis. Interest income recorded on impaired loans was $1.0 million, $0.9 million and $0.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. All of the impaired loans at December 31, 2005 were considered non-performing.
7.     Allowance for Loan Losses
      A summary of the changes in the allowance for loan losses is as follows:

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Allowance at beginning of period	$101,435	$79,503	$80,547
Allowance of acquired institution	—	24,069	—
Provision charged to operations	—	2,000	3,500
Net recoveries (charge-offs)	32	(4,137)	(4,544)

Allowance at end of period	$101,467	$101,435	$79,503

      The Company’s loan portfolio is primarily comprised of secured loans made to individuals and businesses located in the New York City metropolitan area. However, as a result of the Company’s expansion of its commercial real estate lending activities, the Company also has exposure to the Baltimore-Washington, Florida and Chicago markets. (See Note 6).
8.     Premises, Furniture and Equipment
      A summary of premises, furniture and equipment is as follows:

	December 31,

(In Thousands)	2005	2004

Land	$15,157	$14,164
Buildings and improvements	102,629	108,697
Leasehold improvements	58,063	43,840
Furniture and equipment	74,819	60,890

	250,668	227,591
Less accumulated depreciation and amortization	85,029	64,904

Total premises, furniture and equipment	$165,639	$162,687

      Depreciation and amortization expense amounted to $20.7 million, $17.5 million and $11.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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
      The Company’s goodwill was $1.19 billion and $1.16 billion at December 31, 2005 and 2004, respectively. The $30.0 million increase in goodwill during the year ended December 31, 2005 was a result of finalizing certain tax and accounting positions related to the SIB transaction which became effective on the close of business on April 12, 2004. (See Note 2).
      The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2005. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.
      The Company’s identifiable intangible assets were $67.7 million and $79.1 million at December 31, 2005 and 2004, respectively. The $11.4 million decrease was a result of the amortization of the $87.1 million core deposit intangible recognized as a result of the SIB transaction. Core deposit intangibles currently held by the Company are being amortized using the interest method over fourteen years.
      The following table sets forth the Company’s identifiable intangible assets at the dates indicated which consist solely of deposit intangibles:

	At December 31, 2005			At December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Deposit intangibles	$87,133	$19,457	$67,676	$91,129	$12,073	$79,056

      The following sets forth the estimated amortization expense for the years ended December 31:

(In Thousands)	Amount

2006	$10,496
2007	9,612
2008	8,728
2009	7,844
2010	6,960
2011 and thereafter	24,036
      Amortization expense related to identifiable intangible assets was $11.4 million, $8.3 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     Other Assets
      A summary of other assets is as follows:

	December 31,

(In Thousands)	2005	2004

FHLB stock	$167,294	$197,900
Net deferred tax asset	73,873	78,844
Loan servicing assets	13,890	18,100
Equity investment in mortgage brokerage firm	27,531	29,183
Prepaid expenses	25,327	24,234
Other real estate	1,279	2,512
Accounts receivable	45,134	62,124
Other	26,170	19,298

Total other assets	$380,498	$432,195

      The Bank is a member of the Federal Home Loan Bank (“FHLB”) of New York, and owns FHLB stock with a carrying value of $167.3 million and $197.9 million at December 31, 2005 and 2004, respectively. As a member, the Bank is able to borrow on a secured basis up to twenty times the amount of its capital stock investment at either fixed or variable interest rates for terms ranging from overnight to fifteen years (see Note 12). The borrowings are limited to 30% of total assets except for borrowings to fund deposit outflows.
      In furtherance of its business strategy regarding commercial real estate and multi-family loan originations and sales, the Company has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage brokerage firm primarily engaged in the origination of commercial real estate and multi-family residential mortgage loans.
      Prepaid expenses include $16.7 million of prepaid pension costs at December 31, 2005. Accounts receivable includes $32.6 million of advanced real estate taxes and $2.6 million of federal and state estimated tax refunds at December 31, 2005.
11.     Deposits
      The amounts due to depositors and the weighted average interest rates at December 31, 2005 and December 31, 2004 are as follows:

	December 31,

	2005		2004

		Weighted		Weighted
	Deposit	Average	Deposit	Average
(Dollars in Thousands)	Liability	Rate	Liability	Rate

Savings	$2,143,172	0.29%	$2,630,416	0.38%
Money market	561,359	1.04	752,310	1.59
Active management accounts	310,557	1.46	948,977	1.43
Interest-bearing demand	2,622,115	2.64	1,214,190	1.35
Non-interest-bearing demand	1,592,486	—	1,487,756	—

Total core deposits	7,229,689	1.58	7,033,649	0.93
Certificates of deposit	3,715,594	3.32	2,271,415	2.58

Total deposits	$10,945,283	1.91	$9,305,064	1.19

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Scheduled maturities of certificates of deposit are as follows:

	December 31,

(In Thousands)	2005	2004

One year	$2,420,594	$1,214,030
Two years	806,117	200,539
Three years	123,520	473,550
Four years	268,115	100,859
Thereafter	97,248	282,437

	$3,715,594	$2,271,415

      Certificate of deposit accounts in denominations of $100,000 or more totaled approximately $1.75 billion and $745.3 million at December 31, 2005 and December 31, 2004, respectively.
      The aggregate amount of overdrawn deposit balances reclassified as loans was $16.0 million and $23.2 million as of December 31, 2005 and 2004, respectively.
12.     Borrowings
      A summary of borrowings is as follows:

	December 31,

(In Thousands)	2005	2004

FHLB advances and overnight borrowings	$2,043,000	$2,588,938
Repurchase agreements	2,913,729	2,923,034

Total borrowings	$4,956,729	$5,511,972

FHLB-NY Advances and Overnight Borrowings
      The following is a summary of advances from the FHLB (including overnight borrowings) which are made at fixed rates with remaining maturities between less than one year and ten years:

	At or for the Year Ended
	December 31,

(Dollars In Thousands)	2005	2004

Balance outstanding at end of year	$2,043,000	$2,558,938
Maximum amount outstanding at any month end during the year	2,408,000	3,048,000
Average outstanding balance during the year	1,964,275	2,404,148
Weighted average interest rate paid	2.71%	2.23%
Weighted average interest rate at year end	4.19%	3.72%
      Advances from the FHLB are collateralized by FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances (see Note 10). At December 31, 2005, the Company had the ability to borrow from the FHLB an additional $2.40 billion on a secured basis, utilizing mortgage-related loans and securities as collateral.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advances from the FHLB (including overnight borrowings) at December 31, 2005 have contractual maturities as follows:

(In Thousands)	Amount

Year ended December 31:
2006	$1,020,000
2007	140,000
2008	78,000
2009	35,000
2010	55,000
Thereafter(1)	715,000

$2,043,000

(1)	Although the contractual maturities of these borrowings are between five and ten years, the FHLB has the right to call these advances beginning in the third year after the advance was made. Such advances callable by the FHLB total $570.0 million in 2006 and $100.0 million in 2007.

Repurchase Agreements
      The Company enters into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligation to repurchase is reflected as a liability in the consolidated statements of financial condition. The securities underlying the agreements, primarily mortgage-related securities, are delivered to the dealer with whom each transaction is executed. The dealers, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to the Company substantially the same securities at the maturities of the agreements. The Company retains the right of substitution of collateral throughout the terms of the agreements.
      The following is a summary of repurchase agreements that are made at either fixed or variable rates with remaining maturities ranging from less than one year up to ten years:

	At or for the Year Ended
	December 31,

(Dollars In Thousands)	2005	2004

Balance outstanding at end of year	$2,913,729	$2,923,034
Maximum amount outstanding at any month end during the year	3,109,179	2,953,972
Average outstanding balance during the year	2,894,288	2,333,877
Weighted average interest rate paid	3.58%	3.22%
Weighted average interest rate at year end	4.09%	3.75%

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Repurchase agreements at December 31, 2005 have contractual maturities as follows:

(In Thousands)	Amount

Year ended December 31:
2006	$295,711
2007	850,000
2008	977,018
2009	65,000
2010	526,000
Thereafter	200,000

$2,913,729

13.     Subordinated Notes
      The Company’s subordinated notes totaled $397.3 million at December 31, 2005 compared to $396.3 million at December 31, 2004. The $1.0 million increase was due to amortization of deferred issuance costs.
      On March 22, 2004, the Bank issued $250.0 million aggregate principal amount of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due 2014 (“2004 Notes”). The 2004 Notes bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 the Bank has the right to redeem the 2004 Notes at par plus accrued interest. The net proceeds of $247.4 million were used for general corporate purposes. The average balance of 2004 Notes was $247.8 million with an average cost of 4.04% during the year ended December 31, 2005 compared to an average balance of $192.6 million with an average cost of 4.01% for the year ended December 31, 2004. The 2004 Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
      On June 20, 2003, the Bank issued $150.0 million aggregate principal amount of 3.5% Fixed Rate/ Floating Rate Subordinated Notes Due 2013 (“2003 Notes”). The 2003 Notes bear interest at a fixed rate of 3.5% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 the Bank has the right to redeem the 2003 Notes at par plus accrued interest. The net proceeds of $148.4 million were used for general corporate purposes. The average balance of 2003 Notes was $149.0 million with an average cost of 3.76% during the year ended December 31, 2005 compared to an average balance of $148.6 million with an average cost of 3.74% during the year ended December 31, 2004. The 2003 Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
14.     Senior Notes
      On September 23, 2005, the Company issued $250.0 million aggregate principal amount of 4.90% Fixed Rate Senior Notes Due 2010 (“Senior Notes”). The Company used $150.0 million of the $248.1 million net proceeds to make a capital contribution to Independence Community Bank to strengthen the Bank’s capital position. The remainder of the proceeds was used for general corporate purposes. The average balance of Senior Notes was $68.0 million with an average cost of 5.07% during the year ended December 31, 2005.
15.     Earnings Per Share
      EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants’

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounts or are not committed to be released for allocation and unvested restricted stock awards from the Recognition Plan, the Stock Incentive Plan and the 2005 Stock Incentive Plan are not considered to be outstanding for the calculation of basic EPS. However, a portion of such shares is considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Diluted EPS also reflects the potential dilution that would occur if stock options were exercised and converted into common stock. The dilutive effect of unexercised stock options is calculated using the treasury stock method.
      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Year Ended December 31,

(In Thousands, Except Per Share Amounts)	2005	2004	2003

Numerator:
Net income	$213,472	$212,172	$136,970

Denominator:
Weighted average number of common shares outstanding — basic	79,163	71,560	49,993
Weighted average number of common stock equivalents (restricted stock and options)	2,387	3,057	2,650

Weighted average number of common shares and common stock equivalents — diluted	81,550	74,617	52,643

Basic earning per share	$2.70	$2.96	$2.74

Diluted earnings per share	$2.62	$2.84	$2.60

      At December 31, 2005 and December 31, 2004, there were 826,234 and 4,565 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. For additional disclosures regarding outstanding stock options and restricted stock awards, see Note 17.
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
      In connection with the SIB transaction on April 12, 2004, the Company acquired the SI Bank & Trust Retirement Plan (“Staten Island Plan”), a noncontributory defined benefit pension plan, which was frozen effective as of December 31, 1999. The Staten Island Plan was merged with the Pension Plan on September 30, 2005. The Company’s Pension Plan, the Supplemental Plan and the Staten Island Plan (collectively, the “Plan”) are presented on a consolidated basis (since April 12, 2004 for the Staten Island Plan) in the following disclosures.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the Plan’s aggregate change in the projected benefit obligation:

	Year Ended December 31,

(In Thousands)	2005	2004

Projected benefit obligation at beginning of year	$77,674	$49,831
Projected benefit obligation for Staten Island Plan at beginning of year	—	24,920
Service cost	1,476	1,479
Interest cost	4,751	4,633
Actuarial loss	8,890	603
Benefits paid	(3,907)	(3,792)

Projected benefit obligation at end of year	$88,884	$77,674

      The Company changed the Plan’s measurement date from January 1st, to December 1st, effective December 1, 2004. The following table sets forth the aggregate change in Plan assets using a December 1, 2005 measurement date for December 31, 2005 and a December 1, 2004 measurement date for December 31, 2004:

	December 31,

(In Thousands)	2005	2004

Fair value of Plan assets at beginning of year	$77,671	$50,644
Fair value of Staten Island Plan assets at beginning of year	—	25,311
Actual return on Plan assets	6,267	5,250
Employer contributions	1,784	258
Benefits paid	(3,907)	(3,792)

Fair value of Plan assets at end of year	$81,815	$77,671

Funded status	$(7,069)	$(3)
Amount contributed during the fourth quarter	24	24
Unrecognized net asset	—	(203)
Unrecognized prior service cost	(2,360)	(3,450)
Unrecognized actuarial loss	21,331	12,577

Prepaid pension cost at December 31, 2005 and 2004	$11,926	$8,945

      At December 31, 2005, the accumulated benefit obligation for the Pension Plan and Supplemental Plan was $86.7 million compared to $75.9 million at December 31, 2004.
      The following table sets forth the amounts recognized in the Consolidated Statements of Financial Condition:

	At December 31,

(In Thousands)	2005	2004

Prepaid pension cost	$16,652	$13,717
Accrued pension cost	(4,726)	(4,772)

Net prepaid pension cost	$11,926	$8,945

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net pension (benefit) expense of the Plan included the following components:

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Service cost-benefits earned during the period	$1,476	$1,479	$1,420
Interest cost on projected benefit obligation	4,751	4,188	2,972
Expected return on Plan assets	(6,854)	(5,598)	(3,415)
Amortization of net assets	(203)	(203)	(203)
Amortization of prior service cost	(1,090)	(1,090)	(1,090)
Recognized net actuarial loss	723	686	1,462

Net pension (benefit) expense for the years ended December 31, 2005, 2004 and 2003	(1,197)	(538)	1,146
Net adjustment	—	—	(37)

Net pension (benefit) expense	$(1,197)	$(538)	$1,109

Weighted Average Assumptions as of December 31:	2005	2004	2003

Discount rate	5.50%	6.25%	6.375%
Rate of compensation increase	3.00%	3.25%	3.50%
Expected long-term return on Plan assets	9.00%	9.00%	8.00%
      The Bank amended the Plan to adopt the provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). Effective January 1, 2002 EGTRRA increased the maximum compensation for pension plan purposes to $200,000, subject to periodic increases.
      Typically, the long-term rate of return on Plan assets assumption is set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Plan’s actual target allocation of asset classes. Equities and fixed income securities are assumed to earn real rates of return in the ranges of 5 to 9% and 2 to 6%, respectively. Additionally, the long-term inflation rate is projected to be 3.0%. When these overall return expectations are applied to the Plan’s target allocation, the result is an expected rate of return of 8% to 10%.
      The following table sets forth the weighted-average asset allocations and the target allocation for 2005, by asset category for the Pension Plan:

	Pension Plan

	Target
	Allocation	At December 31,

Asset Category:	2006	2005	2004

Equity investments	60.0%	61.0%	61.0%
Fixed income investments	40.0	39.0	39.0

Total	100.0%	100.0%	100.0%

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unanticipated market shifts or changes in economic conditions may cause the asset mix to temporarily fall outside of the policy target range.
      The asset classes include equity investments (both domestic and non-U.S.), and fixed income investments (both domestic and non-U.S.) consisting of investment grade, high yield and emerging debt securities.
      The expected payment period of estimated future benefit payments, which reflect expected future services, are summarized as follows:

(In Thousands)	Amount

Year ended December 31:
2006	$3,847
2007	4,067
2008	4,317
2009	4,516
2010	4,657
2011 — 2015	26,706
      The Company currently expects to contribute an aggregate of $0.3 million to the Plan for the year ended December 31, 2006.

Post-retirement Benefits
      The Company currently provides certain health care and life insurance benefits to eligible retired employees and their spouses. The coverage provided depends upon the employee’s date of retirement and years of service with the Company. The Company’s plan for its post-retirement benefit obligation is unfunded. Effective April 1, 1995, the Company adopted SFAS No. 106 “Employer’s Accounting for Post-retirement Benefits Other Than Pensions” (“SFAS No. 106”). In accordance with SFAS No. 106, the Company elected to recognize the cumulative effect of this change in accounting principle over future accounting periods.
      In connection with the SIB transaction on April 12, 2004, the Company became the sponsor of the Post-retirement Welfare Plan of SI Bank & Trust covering certain active and retired participants. The active and retired participants from the SI Bank & Trust Post-retirement Welfare Plan were transferred into the Company’s post-retirement benefit plan.
      The Company changed the measurement date for its post-retirement benefit plan from January 1st, to December 1st, effective December 1, 2004. The Company used a December 1, 2005 measurement date for its post-retirement benefit obligation as of December 31, 2005 and a December 1, 2004 measurement date for the December 31, 2004 post-retirement benefit obligation.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Status of the post-retirement benefit obligation is as follows:

	December 31,	December 31,
(In Thousands)	2005	2004

Benefit obligation at beginning of year	$29,652	$21,651
Benefit obligation for Staten Island Plan at beginning of year	—	7,262
Service cost	905	726
Interest cost	1,816	1,566
Actuarial gain	(2,756)	(2,287)
Benefits paid	(927)	(1,021)
Plan amendments	700	1,755

Benefit obligation at end of year	$29,390	$29,652

Funded status	$(29,390)	$(29,652)
Unrecognized transition obligation being recognized over 20 years	524	582
Unrecognized net loss due to past experience difference from assumptions made	3,770	6,798
Unrecognized past service liability	2,310	1,756

Accrued post-retirement benefit cost at December 31, 2005 and 2004	$(22,786)	$(20,516)

      The Plan amendment charge of $0.7 million during 2005 related to the former employees of SI Bank & Trust who were hired after January 1, 1999 and thus not eligible under the SI Bank & Trust Retiree Medical Plan Provisions. As a result of the amendment, such persons are now covered under the Company’s plan provisions. This amendment will be amortized over 12.83 years.
      The Plan amendment charge of $1.8 million during 2004 related to the change in coverage provisions for the participants from the SI Bank & Trust Post-retirement Welfare Plan who are now covered by the provisions in the Company’s plan. This amendment will be amortized over 12 years.
      Net post-retirement benefit cost, which included costs for SIB’s post-retirement benefit plan since April 12, 2004, included the following components:

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Service cost-benefits earned during the period	$906	$726	$523
Interest cost on accumulated post-retirement benefit obligation	1,816	1,566	1,197
Amortization of net obligation	58	58	58
Amortization of unrecognized loss	271	537	585
Unrecognized past service liability	146	—	—

Post-retirement benefit cost-plan years ended December 31, 2005, 2004 and 2003	$3,197	$2,887	$2,363

      At December 31, 2005, 2004 and 2003, discount rates of 5.50%, 6.25% and 6.375%, respectively, were used.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the amounts recognized in the Consolidated Statements of Financial Condition:

	At December 31,

(In Thousands)	2005	2004

Accrued post-retirement costs	$22,786	$20,516

      In May 2004, the FASB issued FSP FAS 106-2 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D.
      The Company has determined that its drug benefits are at least actuarially equivalent to those under Medicare Part D. The expected subsidy reduced the Company’s benefit plan obligation by $3.6 million to $29.4 million at December 31, 2005 and also reduced the benefit cost by $0.6 million to $3.2 million for the year ended December 31, 2005.
      The expected payment period of estimated future benefit payments, which reflect expected future services, are summarized as follows:

(In Thousands)	Amount

Year ended December 31:
2006	$1,132
2007	1,181
2008	1,250
2009	1,339
2010	1,416
2011 — 2015	8,486
      The Company currently expects to contribute $1.1 million to the post retirement health care plan for the year ended December 31, 2006.
      The following table sets forth the assumed health care cost trend rates:

	At December 31,

	2005	2004

Health care cost trend rate assumed for next year	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline (the “ultimate trend rate”)	3.75%	3.75%
Year that the rate reaches the ultimate trend rate	2012	2011
      The health care cost trend rate assumption has a significant effect on the amounts reported. A 1.0% change in assumed health care cost trend rates would have the following effects:

(In Thousands)	1% Increase	1% Decrease

Effect in total service and interest cost	$485	$(385)
Effect in post-retirement benefit obligation	4,122	(3,565)

401(k) Plan
      The Company also sponsors an incentive savings plan (“401(k) Plan”) whereby eligible employees may make tax deferred contributions up to certain limits. The Company makes matching contributions up to the lesser of 6% of employee compensation, or $3,000. Beginning in fiscal 1999, the matching contribution for full-time employees was in the form of shares of Company common stock held in the ESOP while the

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contribution for part-time employees remained a cash contribution. However, beginning January 1, 2001, the matching contribution for all employees, full-and part-time, is in the form of shares of Company common stock held in the ESOP. The Company may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Company are insufficient to pay the full amount of contributions in a plan year.
      As a result of the SIB transaction, effective June 22, 2004, the SI Bank & Trust 401(k) Savings Plan was transferred into the 401(k) Plan, at which time the SI Bank & Trust 401(k) Savings Plan was merged out of existence.

Employee Stock Ownership Plan
      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan are the shares of common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $4.8 million, $5.4 million and $6.7 million to the ESOP during the years ended December 31, 2005, 2004 and 2003, respectively. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $5.5 million, $5.0 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The loan from the Company had an outstanding principal balance of $77.2 million and $80.7 million at December 31, 2005 and 2004, respectively. The interest expense paid on the loan was $6.8 million, $7.0 million and $7.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Shares held by the ESOP are held by an independent trustee for allocation among participants as the loan is repaid. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the original principal and interest payments to be made. ESOP participants become 100% vested in the ESOP after three years of service. Shares allocated are first used to satisfy the employer matching contribution for the 401(k) Plan with the remaining shares allocated to the ESOP participants based upon includable compensation in the year of allocation. Forfeitures from the 401(k) Plan match portions are used to reduce the employer 401(k) Plan match while forfeitures from shares allocated to the ESOP participants are allocated among the participants. There were 281,644 shares allocated in each of the years ended December 31, 2005, 2004 and 2003. At December 31, 2005 there were 1,789,937 shares allocated, 3,379,722 shares unallocated and 463,211 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At December 31, 2005, the 3,379,722 unallocated shares had a fair value of $134.3 million.
      The Company recorded compensation expense of $8.9 million, $9.6 million and $7.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, which was equal to the shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which such shares were deemed released.
      The Company will incur additional expense estimated to be approximately $60.8 million in 2006 upon completion of the pending acquisition of the Company pursuant to the terms of the Merger Agreement among the Company, Sovereign and Iceland Acquisition Corp., which is currently expected to close in the second quarter of 2006. Upon termination of the ESOP pursuant to a change in control (as defined in the ESOP), unallocated shares will be sold to the extent necessary to generate sufficient sales proceeds to be used to pay the remaining principal and interest owed on the outstanding loan. Upon payment in full of the loan, any remaining unallocated shares shall be released from the collateral requirements of the loan and shall be

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credited to the accounts of affected participants as earnings in proportion to their respective nonsegregated account balances as of the termination date of the ESOP which will be the effective date of the Merger.

17.	Stock Benefit Plans

Recognition Plan
      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares of common stock sold in the Conversion excluding shares contributed to the Foundation), except as set forth below. The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of common stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted 3,250 awards under the Recognition Plan during the year ended December 31, 2005. The Committee granted non-performance-based share awards covering 52,407 shares and 123,522 shares during the years ended December 31, 2004 and 2003, respectively. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan in May 2005 (see below), the Company committed to not make any further grants pursuant to this plan. As a result, 8,886 shares which remained available for grant will not be able to be issued under the Recognition Plan.
      The stock awards granted generally vest on a straight-line basis over a three, four or five-year period beginning one year from the date of grant. However, certain stock awards granted during the year ended December 31, 2002 will fully vest on the fourth anniversary of the date of grant. Subject to certain exceptions, awards become 100% vested upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Recognition Plan to accelerate the vesting of these shares. The amounts also become 100% vested upon a change in control, as defined in the Recognition Plan, of the Company. The Merger will constitute a change in control for purposes of the Recognition Plan.
      Compensation expense is recognized over the vesting period at the fair market value of the common stock on the date of grant for non-performance share awards. The expense related to performance share awards is recognized over the vesting period at the fair market value on the measurement date(s). The Company recorded compensation expense of $7.4 million, $5.4 million and $8.8 million related to the restricted stock awards for the years ended December 31, 2005, 2004 and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, the Committee administering the Plan approved the accelerated vesting of awards covering 7,364, 7,143 and 6,176 shares due to the retirement of senior officers, resulting in the recognition of $0.1 million, $0.2 million and $0.1 million of compensation expense, respectively.
      The following table sets forth the activity of the Company’s restricted stock awards under the Recognition Plan, the Stock Incentive Plan and the 2005 Stock Incentive Plan during the periods indicated. See “2002

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Incentive Plan” and “2005 Stock Incentive Plan” below for discussion of restricted stock awards granted pursuant to the terms of such plans.

	Year Ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Grant Value	Shares	Grant Value	Shares	Grant Value

Outstanding, beginning of year	441,425	$30.4830	363,771	$24.0877	747,205	$16.5493
Granted	147,779	38.4865	183,379	38.9202	123,522	31.9458
Vested	(132,143)	27.6372	(103,952)	22.9653	(505,206)	14.8673
Forfeited	(10,223)	31.5760	(1,773)	30.0554	(1,750)	13.3125

Outstanding, end of year	446,838	$34.1090	441,425	$30.4830	363,771	$24.0877

Stock Option Plans
      The Company accounts for stock-based compensation on awards granted prior to January 1, 2003 using the intrinsic value method. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant has been recognized.
      Beginning in 2003, the Company commenced recognizing stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The risk free interest rate reflects the yield on the 6-year zero coupon U.S. Treasury. Expected volatility is based on historical volatility levels of the Company’s common stock from January 1, 1999 through grant date. Expected dividend yield is based on annualizing the quarterly dividend at the time of grant over the market price. The option term of each award granted is based on the Company’s historical experience of employees’ exercise behavior. The fair value of each option is expensed over its vesting period.
      During the years ended December 31, 2005, 2004 and 2003, there were 443,880, 548,540 and 235,750 options granted, respectively, and approximately $3.3 million, $1.7 million and $153,000 in compensation expense recognized under this statement.
      In December 2004 SFAS No, 123(R) was issued and requires all share-based awards vesting, granted, modified or settled during fiscal years beginning after June 15, 2005 be accounted for using the fair value based method of accounting. Although the Company has expensed options granted subsequent to January 1, 2003, the Company will incur additional expense of approximately $1.2 million in 2006 related to the unvested portion of options outstanding at January 1, 2006 that were granted prior to January 1, 2003.
      The Company currently uses the nominal vesting period approach for retirement eligible employees. Using this approach, compensation cost for share-based awards granted subsequent to January 1, 2003 was recognized over the stated vesting period for retirement eligible employees and, if an employee retired before the end of the vesting period, any remaining unrecognized compensation cost was recognized at the date of retirement. As of January 1, 2006, the Company will change its approach for recognizing compensation expense for new share-based awards granted to retirement eligible employees. SFAS No. 123(R) requires the use of the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved or one year of service (whichever is greater), if that is expected to occur during the nominal vesting period. Had the

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company applied the non-substantive vesting period approach to awards granted prior to 2006, compensation expense would have been $1.5 million, $1.7 million and $0.1 million higher for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company will also incur additional expense during 2006 of approximately $7.3 million with respect to unvested stock awards which will vest upon the completion of the pending acquisition of the Company pursuant to the terms of the Merger Agreement among the Company, Sovereign and Iceland Acquisition Corp. which is currently expected to close in the second quarter of 2006. (See Note 2).

1998 Stock Option Plan
      The 1998 Stock Option Plan (the “Option Plan”) was implemented in September 1998 and was approved by stockholders in September 1998. The Option Plan may grant options covering shares aggregating in total 7,041,088 shares (10% of the shares of common stock sold in the Conversion excluding the shares contributed to the Foundation), except as discussed below. Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier to occur of ten years after its date of grant or six months after the date on which the optionee’s employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control, as defined in the Option Plan, of the Company.
      On September 25, 1998, the Board of Directors issued options covering 6,103,008 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. During the years ended December 31, 2005, 2004 and 2003 the Board of Directors granted options covering 6,750, 5,000 and 220,750 shares, respectively. During the years ended December 31, 2004 and 2003, the Committee administering the Option Plan approved the accelerated vesting of 21,700 and 30,000 options due to the retirement of senior officers, resulting in $0.2 million and $0.2 million of compensation expense, respectively. At December 31, 2005, there were options covering 3,144,650 shares outstanding pursuant to the Option Plan. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan (see below), the Company committed to not make any further grants pursuant to this Plan. As a result, 20,700 options which remained available for grant under the Option Plan will not be issued.

2002 Stock Incentive Plan
      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares, except as discussed below. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. Restricted stock awards granted to date generally vest on a pro rata basis over a three, four or five-year period with the first vesting occurring on the first anniversary of date of grant. However, certain awards made during 2004 and 2005 will vest in full on the third anniversary of the date of grant. The Board of Directors granted options covering 402,630, 543,540 and 15,000 shares during the years ended December 31, 2005, 2004 and 2003, respectively. The Board of Directors granted restricted share awards totaling 133,529, of

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which 72,546 were performance-based awards, during the year ended December 31, 2005. The Board of Directors granted restricted share awards totaling 130,972, of which 67,797 were performance-based awards, during the year ended December 31, 2004. During the year ended December 31, 2005, the Committee administering the Plan approved the accelerated vesting of 15,925 options due to the retirement of a senior officer, resulting in $0.1 million of compensation expense. At December 31, 2005, there were 1,582,454 options and 238,077 restricted share awards outstanding related to the Stock Incentive Plan. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan (see below) in May 2005, the Company committed to not make any further grants pursuant to this Plan. As a result, options and restricted stock awards covering an aggregate of 841,033 shares which were available for grant will not be issued. The activity for such restricted share awards is reflected in the table under “Stock Benefit Plans - Recognition Plan”.

2005 Stock Incentive Plan
      The 2005 Stock Incentive Plan was approved by stockholders at the May 26, 2005 annual meeting. The 2005 Stock Incentive Plan may grant options covering shares aggregating an amount equal to 4,200,000 shares. The 2005 Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 1,260,000 shares and which are part of the 4,200,000 shares. The Board of Directors granted restricted stock awards totaling 11,000 shares and 34,500 options during the year ended December 31, 2005. Options awarded to date under the 2005 Stock Incentive Plan generally vest on a pro rata basis over a two, three or four-year period and expire ten years from the date of grant. Restricted stock awards granted to date generally vest on a pro rata basis over a two or three-year period with the first vesting occurring on the first anniversary of date of grant. However, certain awards made during 2005 will vest in full on the third anniversary of the date of grant. At December 31, 2005, there were 11,000 restricted share awards and 34,500 options outstanding related to the 2005 Stock Incentive Plan.

Other Stock Plans
      Broad National Bancorporation (“Broad”) and Statewide Financial Corp. (“Statewide”)(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees (the “Assumed Plans”). Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At December 31, 2005, there were 18,213 options outstanding related to the Assumed Plans.
      In connection with the SIB transaction in April 2004, options granted under the SIB plan (“SIB Plan”) were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the transaction. At December 31, 2005, there were 1,134,896 options outstanding related to the SIB Plan.

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

	Year Ended December 31,

(In Thousands, Except Per Share Data)	2005	2004	2003

Net income:
As reported	$213,472	$212,172	$136,970
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	6,983	4,654	5,724
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects (1)	(8,861)	(8,739)	(10,599)

Pro forma	$211,594	$208,087	$132,095

Basic earnings per share:
As reported	$2.70	$2.96	$2.74

Pro forma	$2.67	$2.91	$2.64

Diluted earnings per share:
As reported	$2.62	$2.84	$2.60

Pro forma	$2.59	$2.79	$2.51

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan, Stock Incentive Plan and 2005 Stock Incentive Plan and stock option grants awarded under the various stock option plans.
     The following table sets forth stock option activity and the weighted-average fair value of options granted for the periods indicated.

	Year Ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	6,988,482	$20.0618	5,994,342	$16.6341	6,834,038	$15.6343
Granted	443,880	38.4943	548,540	38.1708	235,750	34.2564
SIB converted options	—	—	2,762,184	21.3063	—	—
Exercised	(1,478,241)	15.1113	(2,293,844)	17.9516	(1,039,833)	13.9231
Forfeited/cancelled	(34,408)	31.9109	(22,740)	24.3963	(35,613)	20.5780

Outstanding, end of year	5,919,713	$22.6113	6,988,482	$20.0618	5,994,342	$16.6341

Options exercisable at year end	4,679,523		5,632,863		4,740,697
Weighted average fair value per share of options granted during the year		$10.1229		$10.6241		$10.8031

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions for the periods indicated.

Year Ended December 31,

	2005	2004	2003

Risk free interest rate	3.77% - 4.45%	3.12% - 4.53%	2.90% - 3.85%
Volatility	28.43% - 29.34%	29.72% - 37.50%	31.02% - 32.59%
Expected dividend yield	2.67% - 3.48%	1.20% - 2.60%	1.92% - 2.37%
Expected option life	6 years	6 years	6 years
      The following table is a summary of the information concerning currently outstanding and exercisable options as of December 31, 2005.

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 0.0000 – $12.0000	84,313	3.5	$11.1092	84,313	$11.1092
$12.0001 – $16.0000	2,272,842	2.6	13.3321	2,272,842	13.3321
$16.0001 – $24.0000	1,269,581	4.4	19.2347	1,161,181	19.3585
$24.0001 – $30.0000	749,814	6.2	28.9742	540,409	29.0274
$30.0001 – $36.0000	668,269	7.5	33.5444	464,238	32.8654
$36.0001 – $41.6400	874,894	8.6	38.9212	156,540	38.7486

	5,919,713	4.9	$22.6113	4,679,523	$19.3881

18.     Stockholders’ Equity
      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. The Company completed its eleventh stock repurchase program on August 12, 2005 for an aggregate cost of $111.0 million at an average price per share of $37.00.
      On May 27, 2005, the Company announced that its Board of Directors authorized the twelfth stock repurchase plan for up to an additional five million shares of the Company’s outstanding common shares subject to completion of the eleventh stock repurchase program. The Company commenced its twelfth stock repurchase program on August 12, 2005 and repurchased 1,463,973 shares at an average cost of $34.32 per share. The Company suspended its twelfth repurchase program in light of the Merger Agreement among the Company, Sovereign and Iceland Acquisition Corp. (See Note 2).
      The repurchased shares are held as treasury stock. A portion of such shares has been utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as consideration paid in October 2002 to increase the Company’s minority equity investment in Meridian Capital. Treasury shares also are being used to fund the Company’s stock benefit plans, in particular, the Option Plan, the Directors Fee Plan, the Stock Incentive Plan, the SIB Plan and the 2005 Stock Incentive Plan. The Company issued 1,658,032 shares of treasury stock in connection with the exercise of options and director fees with an aggregate value of $32.2 million at the date of issuance during the year ended December 31, 2005.
      During the year ended December 31, 2005, the Company repurchased 4,254,302 shares of its common stock at an aggregate cost of $154.4 million. At December 31, 2005, the Company had repurchased a total of

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
37,766,818 shares pursuant to the twelve repurchase programs at an aggregate cost of $708.3 million and reissued 15,855,447 shares with an aggregate value, as calculated, of $246.2 million.
19.     Derivative Financial Instruments
      The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective April 1, 2003. The Company’s derivative instruments outstanding during the year ended December 31, 2005 included commitments to fund loans available-for-sale and forward loan sale agreements.
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
      At December 31, 2005, the Company had $78.4 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $53.9 million related to loan commitments for which the borrowers had not entered into interest rate locks and $24.5 million which were subject to interest rate locks. At December 31, 2005, the Company had $24.5 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $0.1 million and the fair market value of the related forward loan sale agreements was a gain of $0.1 million at December 31, 2005.
20.     Commitments and Contingencies

Off-Balance Sheet Risks
      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The notional principal amount of the off-balance sheet financial instruments at December 31, 2005 and December 31, 2004 are as follows:

	Contract or Amount

(In Thousands)	December 31, 2005	December 31, 2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit-mortgage loans	$563,162	$650,101
Commitments to extend credit-commercial business loans	443,173	267,649
Commitments to extend credit-mortgage warehouse lines of credit	828,177	775,905
Commitments to extend credit-other loans	224,449	212,119
Standby letters of credit	35,983	36,633
Commercial letters of credit	543	807

Total	$2,095,487	$1,943,214

Retained Credit Exposure
      The Company sells multi-family residential mortgage loans (both newly originated and from portfolio) in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae pursuant to forward sales agreements previously entered into at agreed upon pricing. Under the terms of the sales program, the Company retains a portion of the associated credit risk. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At December 31, 2005, the Company serviced $6.27 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $186.7 million.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2002, in a separate transaction, the Company sold to Fannie Mae from portfolio at par $257.6 million of fully performing multi-family loans in exchange for Fannie Mae mortgage-backed securities representing a 100% interest in these loans. Such loans were sold with full recourse with the Company retaining servicing. These loans had an outstanding balance of $35.7 million at December 31, 2005.
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has recorded a $9.4 million liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses (see Note 5).

Lease Commitments
      The Company has entered into noncancellable lease agreements with respect to Bank premises. The minimum annual rental commitments under these operating leases, exclusive of taxes and other charges, are summarized as follows:

(In Thousands)	Amount

Year ended December 31:
2006	$18,386
2007	17,327
2008	16,678
2009	16,089
2010 and thereafter	116,960
      The rent expense for the year ended December 31, 2005, 2004 and 2003 was $18.6 million, $13.7 million and $7.1 million, respectively.

Purchase Obligations
      The Company has outstanding purchase obligations as of the year ended December 31, 2005 of $16.9 million. These obligations primarily relate to construction and equipment costs related to our de novo branch expansion program as well as data processing equipment.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. Meridian Capital receives a fee from the borrower upon the funding of the loans by the Company. The Company generally does not pay referral fees to Meridian Capital. However the Company paid fees of approximately $0.7 million and $1.0 million to Meridian Capital for the years ended December 31, 2005 and 2004, respectively.
      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for substantially all of the loans originated for sale in 2004 and 2005. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the level of referrals from Meridian Capital or increasing referrals from other mortgage broker relationships.
      During the third quarter of 2003, the Company announced that ICM Capital, a subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest in ICM Capital. Meridian Funding and Meridian Company have the same principal owners.
      Under the DUS program, ICM Capital is able to underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses to be assumed by ICM Capital and two-thirds of all losses to be assumed by Fannie Mae. There were no loans originated under the DUS program by ICM Capital since inception.
      The Company has also entered into other transactions with Meridian Capital, Meridian Company, Meridian Funding and several of their executive officers in the normal course of business. Such relationships include depository relationships with the Bank and six residential mortgage loans made in the ordinary course of the Bank’s business.
      Meridian Capital’s stock ownership in the Company amounted to approximately 0.63% of the issued and outstanding shares of the Company’s stock at December 31, 2005.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22.     Income Taxes
      The components of deferred tax assets and liabilities are summarized as follows:

	December 31,

(In Thousands)	2005	2004

Deferred tax assets:
Stock options and restricted stock awards	$12,291	$16,551
Allowance for loan losses	46,729	56,804
Securities impairment loss	—	6,806
Deferred loan fees	6,993	3,462
Amortization of intangible assets	7,715	9,066
Non-accrual interest	—	1,061
Employee benefits	7,128	12,853
Securities available-for-sale	32,259	2,720
Representation and warranty reserve	—	2,178
Other	2,396	1,333

Gross deferred tax assets	115,511	112,834

Deferred tax liabilities:
Purchase accounting	33,909	25,639
Deferred compensation	327	263
Depreciation	7,402	8,088

Gross deferred tax liabilities	41,638	33,990

Net deferred tax assets	$73,873	$78,844

      The Company has reported taxable income for federal, state and local income tax purposes in each of the past two years and in management’s opinion, in view of the Company’s previous, current and projected future earnings, such net deferred tax asset is expected to be fully realized.
      Significant components of the provision for income taxes attributable to continuing operations are as follows:

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Current:
Federal	$74,970	$96,108	$60,069
State and local	3,024	16,996	5,464

	77,994	113,104	65,533

Deferred:
Federal	24,381	(740)	10,291
State and local	10,065	(609)	387

	34,446	(1,349)	10,678

Total	$112,440	$111,755	$76,211

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below presents a reconciliation between the reported tax provision and the tax provision computed by applying the statutory Federal income tax rate to income before provision for income taxes:

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Federal income tax provision at statutory rates	$114,069	$113,374	$74,613
Increase (decrease) in tax resulting from:
State and local taxes, net of Federal income tax effect	8,508	10,650	3,803
New Market Tax Credit	(5,650)	(5,650)	—
Other	(4,487)	(6,619)	(2,205)

	$112,440	$111,755	$76,211

      At December 31, 2005, the base year bad debt reserve for federal income tax purposes which is subject to recapture as taxable income was approximately $42.5 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of December 31, 2005 for which deferred taxes are not required to be recognized, amounted to approximately $286.4 million. Accordingly, deferred tax liabilities of approximately $39.2 million have not been recognized as of December 31, 2005.
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
      The Company recognized the benefit of these tax credits by reducing the provision for income taxes by a total of $5.7 million in 2005 and 2004.
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
      Based on its regulatory capital ratios at December 31, 2005 and December 31, 2004, the Bank exceeded all capital adequacy requirements to which it was subject. As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have transpired since such notification that have changed the Bank’s category. To be categorized as “well capitalized” the Bank must maintain Tier I leverage, Tier I risk-based and minimum total risk-based ratios as set forth in the following table.
      The Bank’s actual capital amounts and ratios are presented in the tables below as of December 31, 2005 and December 31, 2004:

					To Be Well-
					Capitalized Under
			For Capital		FDIC
	Actual Amounts		Adequacy Purposes at		Guidelines
	as of 12/31/05		12/31/05		at 12/31/05

(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Leverage	$1,185,969	6.98%	$679,573	4.00%	$849,466	5.00%
Tier I Risk-Based	1,185,969	8.82	538,073	4.00	807,110	6.00
Total Risk-Based	1,694,083	12.59	1,076,147	8.00	1,345,184	10.00

					To Be Well-
					Capitalized Under
			For Capital		FDIC
	Actual Amounts		Adequacy Purposes at		Guidelines
	as of 12/31/04		12/31/04		at 12/31/04

(Dollars In Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I Leverage	$904,828	5.51%	$656,762	4.00%	$820,953	5.00%
Tier I Risk-Based	904,828	7.36	491,833	4.00	737,749	6.00
Total Risk-Based	1,410,734	11.47	983,665	8.00	1,229,582	10.00
24.     Fair Value of Financial Instruments
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
      The book values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31,

	2005		2004

(In Thousands)	Book Value	Fair Value	Book Value	Fair Value

Financial Assets:
Cash and due from banks	$1,079,182	$1,079,182	$360,877	$360,877
Securities available-for-sale	3,574,500	3,574,500	3,933,787	3,933,787
Loans available-for-sale	22,072	22,072	96,671	97,707
Mortgage loans on real estate	10,363,050	10,303,636	9,324,965	9,357,637
Commercial business loans	977,022	953,196	809,392	804,915
Mortgage warehouse lines of credit	453,541	453,541	659,942	659,942
Other loans	517,510	520,071	464,168	460,203
Accrued interest receivable	72,518	72,518	64,437	64,437
FHLB stock	167,294	167,294	197,900	197,900
Loan servicing assets	13,890	34,501	18,100	26,514
Financial Liabilities:
Core deposits	7,229,689	7,229,689	7,033,649	7,033,649
Certificates of deposit accounts	3,715,594	3,725,319	2,271,415	2,333,655
Borrowings	4,956,729	4,965,624	5,511,972	5,627,147
Escrow and other deposits	116,529	116,529	104,304	104,304
Subordinated notes	397,260	380,000	396,332	387,625
Senior notes	247,986	243,750	—	—
Retained credit exposure	9,387	9,387	7,881	7,881
      The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:
      The carrying values of cash and due from banks, loans available-for sale, other loans, mortgage warehouse lines of credit, accrued interest receivable, core deposits and escrow and other deposits all approximate their fair values primarily due to their liquidity and short-term nature.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Borrowings: The estimated fair value of borrowings (other than subordinated and senior notes) is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLB for advances of similar remaining maturities.
      Subordinated Notes: The estimated fair value for subordinated notes is based on quoted market prices.
      Senior Notes: The estimated fair value for senior notes is based on quoted market prices.
      Retained Credit Exposure: The fair value is based upon the present value of the estimated losses that the portfolio is projected to incur based upon an industry based default curve.
25.     Asset and Dividend Restrictions
      The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required reserve balance was $35.9 million at December 31, 2005, $20.0 million at December 31, 2004 and $9.5 million at December 31, 2003.
      Limitations exist on the availability of the Bank’s undistributed earnings for the payment of dividends to the Company without prior approval of or notice to the Bank’s regulatory authorities.
      During 2005, the Bank funded an aggregate of $80.0 million which had been approved in prior years. During 2004, as part of the SIB transaction, the Bank requested and received approval from the Department and notified the OTS of the distribution to the Company of $400.0 million in the aggregate. The Bank declared and funded $370.0 million in 2004 to pay the cash portion of the merger consideration paid in the transaction. The remaining $30.0 million was declared and funded in 2005. During 2003, the Bank requested and received approval of the distribution to the Company of an aggregate of $100.0 million. The Bank declared $75.0 million and funded $50.0 million during 2003 and $25.0 million in 2005. The Bank declared and funded the remaining $25.0 million during 2005. The distributions, other than the one in 2004 used to fund the cash portion of the consideration paid in the SIB transaction, were primarily used by the Company to fund the Company’s open market stock repurchase programs and dividends.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Quarterly Results of Operations (unaudited)

	Year Ended December 31, 2005

(In Thousands, Except Per Share Data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Interest income	$200,180	$203,868	$213,765	$219,766
Interest expense	67,614	77,020	88,208	105,872

Net interest income	132,566	126,848	125,557	113,894
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	132,566	126,848	125,557	113,894
Non-interest income	29,559	29,953	33,045	32,323

Total income	162,125	156,801	158,602	146,217

General and administrative expense	67,958	71,289	72,794	74,412
Amortization of intangible assets	2,928	2,873	2,816	2,763

Income before provision for income taxes	91,239	82,639	82,992	69,042
Provision for income taxes	31,478	28,510	28,632	23,820

Net income	$59,761	$54,129	$54,360	$45,222

Basic earnings per common share	$0.74	$0.68	$0.69	$0.58

Diluted earnings per common share	$0.72	$0.66	$0.67	$0.56

Dividend declared per common share	$0.26	$0.27	$0.27	$0.27

Closing price per common share
High	$41.980	$39.210	$37.560	$40.100

Low	$38.600	$35.340	$33.140	$30.920

End of period	$39.000	$36.930	$34.090	$39.730

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

(In Thousands, Except Per Share Data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Interest income	$117,615	$182,561	$193,385	$195,847
Interest expense	36,106	51,718	61,995	64,096

Net interest income	81,509	130,843	131,390	131,751
Provision for loan losses	—	2,000	—	—

Net interest income after provision for loan losses	81,509	128,843	131,390	131,751
Non-interest income	27,453	35,505	35,897	22,654

Total income	108,962	164,348	167,287	154,405

General and administrative expense	49,453	70,051	71,548	71,755
Amortization of intangible assets	143	2,602	2,540	2,983

Income before provision for income taxes	59,366	91,695	93,199	79,667
Provision for income taxes	21,223	33,447	29,785	27,300

Net income	$38,143	$58,248	$63,414	$52,367

Basic earnings per common share	$0.76	$0.77	$0.79	$0.65

Diluted earnings per common share	$0.72	$0.74	$0.76	$0.63

Dividend declared per common share	$0.22	$0.23	$0.24	$0.25

Closing price per common share
High	$41.410	$40.930	$40.490	$43.180

Low	$34.920	$35.240	$35.025	$36.950

End of period	$40.750	$36.400	$39.050	$42.580

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Parent Company Disclosure
      The following Condensed Statement of Financial Condition, as of December 31, 2005 and December 31, 2004 and Condensed Statement of Operations and Condensed Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

Condensed Statement of Financial Condition

	December 31,

(In Thousands)	2005	2004

Assets:
Cash and cash equivalents	$86,319	$38,856
Securities available-for-sale	10,853	50,102
Investment in and advances to subsidiaries	2,402,277	2,153,880
Net deferred tax asset	521	164
Dividends receivable	—	25,000
Minority equity investment	27,531	29,183
Other assets	10,419	7,231

Total assets	$2,537,920	$2,304,416

Liabilities:
Senior notes	$247,986	$—
Accrued expenses and other liabilities	4,154	373

Total liabilities	252,140	373
Stockholders’ equity	2,285,780	2,304,043

Total liabilities and stockholders’ equity	$2,537,920	$2,304,416

Condensed Statement of Operations

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Income:
Interest income	$1,671	$355	$69
Net gain (loss) on sales of securities	523	(181)	—
Income from minority equity investment	10,361	14,160	6,334
Other non-interest income	699	201	—

	13,254	14,535	6,403

Expenses:
Interest expense on senior notes	3,445	—	—
Shareholder expense	837	701	477
Other expense	191	200	245

	4,473	901	722

Income before provision for income taxes and undistributed earnings of subsidiaries	8,781	13,634	5,681
Provision for income taxes, net	165	165	150

Income before undistributed earnings of subsidiaries	8,616	13,469	5,531
Equity in undistributed earnings of subsidiaries	204,856	198,703	131,439

Net income	$213,472	$212,172	$136,970

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statement of Cash Flows

	Year Ended December 31,

(In Thousands)	2005	2004	2003

Cash flows from operating activities:
Net income	$213,472	$212,172	$136,970
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on securities	(523)	181	—
(Increase) decrease in deferred income taxes	(200)	—	6,084
Dividends received from subsidiary	80,000	370,000	75,000
Decrease in other assets	24,273	31,946	9,031
Increase (decrease) in other liabilities	75	(97)	(55)
Amortization of unearned compensation of ESOP and restricted stock awards	15,033	13,911	17,373
Accelerated vesting of stock options	110	206	185
Undistributed earnings of subsidiaries	(204,856)	(198,703)	(131,439)
Other, net	642	(890)	(542)

Net cash provided by operating activities	128,026	428,726	112,607

Cash flows from investing activities:
Increase in investment in subsidiary	(150,000)	—	—
Cash and cash equivalents acquired from SIB	—	10,564	—
Cash consideration paid to acquire SIB	—	(368,500)	—
Purchase of securities available-for-sale	(9,597)	(39,000)	—
Principal collected on securities available-for-sale	48,000	15,314	—
Proceeds on sales of securities	—	4,889	—

Net cash used in investing activities	(111,597)	(376,733)	—

Cash flows from financing activities:
Net increase in senior notes	247,986	—	—
Proceeds received on exercise of stock options	22,855	37,677	12,905
Repurchase of common stock	(154,354)	—	(78,068)
Dividends paid	(85,453)	(68,823)	(34,544)

Net cash provided by (used in) financing activities	31,034	(31,146)	(99,707)

Net increase in cash and cash equivalents	47,463	20,847	12,900
Cash and cash equivalents at beginning of period	38,856	18,009	5,109

Cash and cash equivalents at end of period	$86,319	$38,856	$18,009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
      Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Management’s Report on Internal Control over Financial Reporting is set forth in Item 8 hereof. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by its independent registered public accounting firm, as stated in its report set forth in Item 8 hereof.
Item 9B.      Other Information
       On April 22, 2005, the Bank’s Board of Directors amended the Independence Community Bank Amended and Restated Change in Control Severance Plan (the “Plan”) to exclude from its operation officers of the Bank who are designated as Job Group 1 officers. A separate plan, the Independence Community Bank Job Group 1 Change in Control Severance Plan (the “Job Group 1 Plan,” and collectively with the Plan, the “Severance Plans”), was adopted concurrently to provide for severance benefits to officers designated as Job Group 1 officers who previously had been covered by the Plan. The Plan was also revised to freeze the level of the severance benefit period to that which a participating officer would have been entitled to as of March 31, 2005 notwithstanding any change in such officer’s title subsequent to such date. In addition, the severance benefit was revised to be paid in a lump sum rather than being either in a lump sum or on an installment basis at the choice of the participating officer. The Plan was amended to effectively limit participation to those persons meeting the definition of “Covered Officer” in the Plan as of December 31, 2004. Furthermore, the definition of “Good Reason” in the Plan was modified to limit the grounds for voluntary termination by a participating officer. The provisions of the Job Group 1 Plan are substantially similar to the Plan.
      The description of the Plan and the Job Group 1 Plan is qualified in its entirety by reference to the Severance Plans which are attached hereto as Exhibits 10.5 and 10.25 and incorporated herein by reference thereto.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
Directors
      The following table presents information concerning our directors, including each such person’s tenure as a director of the Company or its subsidiaries. Ages are reflected as of March 1, 2006.

		Principal Occupation During	Director	Term
Name	Age	the Past Five Years	Since	Expires

Willard N. Archie	62	Director; retired; certified public accountant and Chief Executive Officer and Managing Partner of Mitchell & Titus, LLP, New York, New York, an accounting and management consulting firm, from January 1998 to December 2000. Director of Security Mutual Life Insurance.	1994	2008
Robert B. Catell*	69	Director; Chairman and Chief Executive Officer of KeySpan Energy Corporation, Brooklyn, New York, since August 1998; Chairman and Chief Executive Officer of Brooklyn Union, Brooklyn, New York, since May 1996. Director of KeySpan Energy Corporation, the Houston Exploration Company, Keyera Facilities Insurance Fund and J. & W. Seligman Fund.	1984	2008
Rohit M. Desai	67	Director; Chairman and President of Desai Capital Management, Inc., New York, New York. Director of Finlay Enterprises, Inc., Sitel Corporation and Triton PCS.	1992	2007
Harry P. Doherty**	63	Vice Chairman of the Board; previously, Chairman, President and Chief Executive Officer of Staten Island Bancorp, Inc., Staten Island, New York, from 1990 until its merger with the Company in April 2004.	2004	2008
Chaim Y. Edelstein	63	Director; Chairman, 7th Online Inc.; formerly Chairman of the Board of Hills Stores, Inc., Canton, Massachusetts, from 1995 to 1998 and prior thereto, Chairman and Chief Executive Officer of the A&S division of Federated Department Stores from 1984 to 1994.	1991	2006

		Principal Occupation During	Director	Term
Name	Age	the Past Five Years	Since	Expires

Alan H. Fishman	59	Director; President and Chief Executive Officer of the Company and the Bank since March 2001; previously, President and Chief Executive Officer of ContiFinancial Corporation from July 1999 to December 2000 and Managing Partner of Columbia Financial Partners, L.P. from 1992 to March 2001. Director of KeySpan Energy Corporation.	2001	2006
Charles J. Hamm	68	Chairman of the Board; served as Chairman, President and Chief Executive Officer of Independence and Independence Community Bank from 1996 until March 2001; prior thereto, Mr. Hamm served as the President and Chief Executive Officer.	1975	2007
Scott M. Hand	63	Director; Chairman and Chief Executive Officer of INCO Limited, a mining and metals company headquartered in Ontario, Canada since April 2001; formerly President of INCO Limited. Director of INCO Limited.	1987	2007
David L. Hinds**	59	Director; retired; previously served as Managing Director for Global Cash Management and Trade Finance and in various other management positions at Deutsche Bank/Bankers Trust Company, New York, New York from 1970 to 2000. Director of Carver Bancorp, Inc. and SBLI Mutual Life Insurance Company.	2004	2007
Donald M. Karp	69	Vice Chairman of the Board; previously, Chairman and Chief Executive Officer of Broad National Bancorporation, Newark, New Jersey, from 1991 until its merger with the Company in July 1999.	1999	2006
Denis P. Kelleher**	66	Director; Chief Executive Officer of Wall Street Access (formerly Wall Street Investors), a financial services company, New York, New York, since 1981. Director of The Ireland Fund, Inc.	2004	2006
John R. Morris**	67	Director; self-employed; previously served in various positions at Merrill Lynch, New York, New York, until his retirement in 1997, including Vice President of the Capital Markets and Private Client groups.	2004	2008

		Principal Occupation During	Director	Term
Name	Age	the Past Five Years	Since	Expires

Maria Fiorini Ramirez	58	Director; President and Chief Executive Officer, Maria Fiorini Ramirez, Inc., New York, New York, a global economic consulting firm, since 1992.	2000	2007
Victor M. Richel	67	Vice Chairman of the Board; previously, Chairman, President and Chief Executive Officer of Statewide Financial Corp., Jersey City, New Jersey, from 1995 until its merger with the Company in January 2000.	2000	2006

*	Under the terms of the Company’s bylaws, Mr. Catell will not be able to serve his entire term due to age limitations set forth in the bylaws. Mr. Catell can serve on the board of directors until December 31, 2007.

**	Elected to the board of directors in accordance with the terms of the Agreement and Plan of Merger between the Company and Staten Island Bancorp, Inc. dated as of November 24, 2003.
Executive Officers Who Are Not Directors
      The following information is provided with respect to each person who currently serves as an executive officer of the Company but does not serve on the Company’s board of directors. There are no arrangements or understandings between the Company and any such person pursuant to which such person has been elected an officer, and no such officer is related to any director or other officer of the Company by blood, marriage or adoption. Ages are reflected as of March 1, 2006.

		Principal Occupation During
Name	Age	the Past Five Years

Frank W. Baier	40	Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank since August 15, 2003; previously served as Senior Vice President and Treasurer from June 1, 2001; Mr. Baier previously served with ContiFinancial Corporation in various capacities including Senior Vice President and Chief Financial Officer from 1999 until May 2001, Vice President and Treasurer from 1997 until 1999 and Director, Corporate Finance from 1996 until 1997. Mr. Baier is a certified public accountant.
Brendan J. Dugan	58	Executive Vice President — Business Banking Division since November 2003; previously Chief Operating Officer, Commercial Markets Group, Citibank, NA, New York, New York, from June 2001 to August 2003; prior to that served as President and Chief Operating Officer, European American Bank, New York, New York, from 1992 to June 2001.
Gary M. Honstedt	56	Executive Vice President — Commercial Real Estate Lending Division of the Bank since March 2001; previously, Senior Vice President — Commercial Real Estate Lending from April 1996 to March 2001; Mr. Honstedt joined the Bank in 1986.

		Principal Occupation During
Name	Age	the Past Five Years

Harold A. McCleery	58	Executive Vice President — Chief Credit Officer of the Bank since May 2001; Mr. McCleery previously served as Executive Vice President and Chief Credit Officer of Bank Austria U.S. from July 2000 until May 2001; prior thereto served as Executive Vice President of First Union National Bank (and its predecessor, First Fidelity Bank, Newark, New Jersey) from 1996 until July 2000.
Joseph A. Micali	50	Executive Vice President — Operations and Technology since October 2005; previously Chief Operating Officer for TradeCard, Inc., an internet-based procurement management company, from November 2001 to October 2005; Senior Executive Vice President for Operations for Summit Bancorp from June 1997 to May 2001.
Terence J. Mitchell	53	Executive Vice President — Consumer Banking Division of the Bank since April 1999; Executive Vice President — Director of Retail Banking from July 1998 to March 1999; Mr. Mitchell joined the Bank in 1974.
Frank S. Muzio	52	Senior Vice President and Controller of the Bank since April 1998; previously, Senior Vice President — Planning and Analysis of Dime Bancorp, Inc. subsequent to its merger with Anchor Bancorp, Inc. in January 1995 and served as Senior Vice President and Controller of Anchor Bancorp, Inc. from 1993 to 1995. Mr. Muzio is a certified public accountant.
John K. Schnock	62	Senior Vice President, Secretary and Counsel of the Bank since 1996 and of the Company since 1997; Mr. Schnock joined the Bank in 1972.
Certain Matters Regarding the Governance of Independence
      General. The Company’s business and affairs are managed by or under the direction of its board of directors and its certificate of incorporation and bylaws. Members of the board of directors are kept informed of the Company’s business through discussions with its chairman and the president and chief executive officer and with key members of management, by reviewing materials provided to them and by participating in meetings of the board of directors and its committees.
      Independence of the Company’s Board of Directors. It is the policy of the board of directors of the Company that a substantial majority of its directors be independent of the Company within the meaning of applicable laws and regulations and the listing requirements of the Nasdaq Stock Market, Inc.
      The Company’s board of directors has affirmatively determined that a majority of the members of the board directors are independent. The current independent directors are Ms. Ramirez and Messrs. Archie, Catell, Desai, Edelstein, Hamm, Hand, Hinds, Kelleher and Morris. The Company’s board of directors also has affirmatively determined that each member of the Audit Committee, Compensation Committee and the Corporate Governance and Nominating Committee of the board of directors is independent within the meaning of applicable laws and regulations and the requirements of the Nasdaq Stock Market, Inc.

      Committees of the Board of Directors. The Company’s board of directors has established various committees, including an Executive Committee, an Audit Committee, a Corporate Governance and Nominating Committee and a Compensation Committee.
      Executive Committee. An Executive Committee of the Board of Directors has been appointed in accordance with the Company’s bylaws and may exercise all of the authority of the Board of Directors except in major corporate transactions, declarations of dividends or amendment of the bylaws or the certificate of incorporation. The Executive Committee met once in 2005. The Executive Committee is currently chaired by Mr. Hamm and is comprised of Messrs. Archie, Catell, Desai, Doherty, Edelstein, Fishman, Hand and Ms. Ramirez.
      Audit Committee. The primary responsibilities of the Audit Committee are to:

•	monitor the integrity of the Company’s financial reporting process and system of internal controls regarding finance, accounting and legal compliance;

•	appoint, compensate and monitor the independence and performance of the Company’s independent auditors, as well as monitor the independence and performance of the Company’s internal auditing department; and

•	provide an avenue of communication among the independent auditors, management, the internal auditing department and the board of directors.
      The Audit Committee, which is chaired by Mr. Desai and is currently comprised of Messrs. Archie, Catell, Hand and Morris, met eight times during 2005. The Company’s board has determined that Mr. Archie meets the requirements established by the Securities and Exchange Commission (“SEC”) for qualification as an audit committee financial expert as well as has accounting or related financial expertise within the meaning of the Nasdaq Stock Market, Inc. listing requirements.
      The Audit Committee operates pursuant to a written charter, a copy of which was attached as Appendix A to the Company’s proxy statement for the annual meeting of stockholders in 2003. The Audit Committee reviews and reassesses the adequacy of the charter annually. It last reviewed the charter in February 2006. The Company’s Audit Committee Charter is available at the Company’s website at http://investor.myindependence.com under the Investor Relations link.
      Compensation Committee. The primary responsibilities of the Compensation Committee are to:

•	establish the compensation and benefits for the president and chief executive officer and other executive officers of Independence;

•	evaluate the performance of the president and chief executive officer and other senior executive officers of Independence; and

•	review, recommend and approve executive compensation, equity awards and benefit plans for employees of Independence.
      The standing Compensation Committee currently consists of Messrs. Hand, as chairman, Archie, Edelstein and Hinds and Ms. Ramirez. The Compensation Committee operates pursuant to a written charter approved by the board of directors. The report of the Compensation Committee is set forth under Item 11 of this Form 10-K. The Compensation Committee met seven times in 2005.
      Corporate Governance and Nominating Committee. The primary responsibilities of the Corporate Governance and Nominating Committee are to evaluate and make recommendations to the board of directors for the election of directors and for the compensation of directors, develop corporate governance guidelines for Independence and its directors and executive officers and evaluate the performance of the board of directors and its members. The Corporate Governance and Nominating Committee operates pursuant to a written charter approved by the board of directors. The Corporate Governance and Nominating Committee, which is chaired by Mr. Catell and is currently comprised of Messrs. Edelstein, Hand and Hinds and Ms. Ramirez, met

three times during 2005. The Corporate Governance and Nominating Committee charter is available at the Company’s website at http://investor.myindependence.com under the Investor Relations link.
      Stockholder Nominations for the Board. The Company’s bylaws govern nominations for election to its board of directors and require all nominations for election to the board of directors, other than those made by the board or a committee appointed by the board, to be made at a meeting of stockholders called for the election of directors, and only by a stockholder who has complied with the notice provisions in the Company’s bylaws. Written notice of a stockholder nomination for election of a director at an annual meeting of stockholders must be given either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Company not later than 120 days prior to the anniversary date of the mailing of the proxy materials for the immediately preceding annual meeting of stockholders. The written notice is required to set forth certain information specified in the bylaws. No changes to the procedure were adopted by the board of directors during fiscal 2005.
      Code of Conduct and Ethics. The Company maintains a comprehensive Code of Conduct and Ethics which covers all directors, officers and employees of the Company and its subsidiaries. The Code of Conduct and Ethics requires that the Company’s directors, officers and employees avoid conflicts of interest; maintain the confidentiality of information relating to the Company and its customers; engage in transactions in the Common Stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Conduct and Ethics; and comply with other requirements which are intended to ensure that they conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of the Company. The Company’s Code of Conduct specifically imposes standards of conduct on our chief executive officer, chief financial officer, principal accounting officer and other persons with financial reporting responsibilities which are identified in a regulation issued by the SEC dealing with corporate codes of conduct.
      All of our directors, officers and employees are required to affirm in writing that they have reviewed and understand the Code of Conduct and Ethics. A copy of the Company’s Code of Conduct and Ethics can be viewed on our website at http://investor.myindependence.com.
Section 16(a) Beneficial Ownership Reporting Compliance.
      Under Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company’s directors and executive officers and certain persons who own more than 10% of the Common Stock are required:

•	to file reports of their ownership of the Common Stock and any changes in that ownership with the SEC and the Nasdaq Stock Market, Inc. by specific dates, and

•	to furnish the Company with copies of the reports.
      Based on the Company’s records and other information, the Company believes that these filing requirements were satisfied by our directors and executive officers in 2005 with the exception of one report for each of Messrs. Archie, Catell, Desai, Edelstein, Hamm, Hand, Hinds, Karp, Kelleher, Morris, Richel and Weissglass and Ms. Ramirez for equity awards (directors’ annual retainer) which were made in May 2005 and for which reports were filed in August 2005; one report for each of Messrs. Baier, Dugan, Fishman, Honstedt, McCleery, Mitchell, Muzio and Schnock for equity awards made in February 2005 and for which reports were filed in August 2005; one report for Mr. McCleery for a sale of stock to meet payroll tax obligations in May 2005 for which a report was filed in November 2005; one report for Mr. Honstedt for a sale of stock to meet payroll tax obligations in July 2005 for which a report was filed in November 2005; and one report for Mr. Muzio for an equity award in March 2005 and sales of stock to meet payroll tax obligations in February 2005 and March 2005 for which a report was filed in November 2005.

ITEM 11.	Executive Compensation
Compensation of Executive Officers
      The following table discloses compensation received by the Company’s chief executive officer and its five other most highly compensated executive officers of the Bank for each of the years in the three year period ended December 31, 2005. These individuals, each of whom also serves as an executive officer of the Company, do not receive any separate compensation from the Company.
Summary Compensation Table

				Long Term Compensation

				Awards

		Annual Compensation(1)				Securities	Payouts
	Fiscal			Restricted		Underlying	LTIP	All Other
Principal Position	Year	Salary(2)	Bonus(3)	Stock		Options	Payouts	Compensation(7)

Alan H. Fishman	2005	$725,000	$150,000	$907,845	(4)	60,400	—	$3,000
President and	2004	701,923	404,550	1,121,304	(5)	60,400	—	28,414
Chief Executive Officer	2003	575,000	310,500	243,558	(6)	—	—	26,438
Frank W. Baier	2005	$320,000	$50,700	$334,824	(4)	23,000	—	$3,000
Executive Vice President,	2004	312,307	125,736	387,658	(5)	23,000	—	28,414
Chief Financial Officer and Treasurer(8)	2003	245,000	116,927	501,162	(6)	50,000	—	26,438
Brendan J. Dugan	2005	$316,180	$50,700	$334,824	(4)	23,000	—	$1,500
Executive Vice President —	2004	300,000	181,350	194,665	(5)	23,000	—	21,938
Business Banking(9)	2003	34,615	23,507	1,135,200	(6)	100,000	—	—
Gary M. Honstedt	2005	$320,000	$42,300	$329,487	(4)	23,000		$3,000
Executive Vice President—	2004	312,307	125,736	387,658	(5)	23,000	—	58,665
Commercial Real Estate Lending	2003	260,000	116,927	785,862	(6)	—	—	51,833
Harold A. McCleery	2005	$320,000	$50,700	$334,824	(4)	23,000		$3,000
Executive Vice President—	2004	310,769	125,736	387,658	(5)	23,000	—	28,414
Chief Credit Officer	2003	260,000	112,596	71,341	(6)	—	—	26,438
Terence J. Mitchell	2005	$320,000	$42,300	$329,487	(4)	23,000		$3,000
Executive Vice President—	2004	310,000	125,736	387,658	(5)	23,000	—	66,648
Consumer Banking	2003	255,000	107,738	68,253	(6)	—	—	58,163

(1)	Does not include amounts attributable to miscellaneous benefits received by the named executive officers. In the opinion of management of the Bank, the costs to the Bank of providing such benefits to each of the named executive officers during the fiscal year ended December 31, 2005 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(2)	Does not include amounts deferred by an officer in prior years (and previously reported) and received by such officer in the current fiscal year.

(3)	Reflects cash portion of bonus paid in February 2006, 2005 and 2004 pursuant to the Bank’s Executive Management Incentive Compensation Plans for 2005, 2004 and 2003, respectively. A portion of the bonus was paid in the form of a grant of restricted shares of common stock of the Company, $.01 par value per share (the “Common Stock”) pursuant to the 1998 Recognition and Retention Plan and Trust Agreement (“Recognition Plan”), the 2002 Stock Incentive Plan or the 2005 Stock Incentive Plan which is reported in under the column “Long Term Compensation-Awards-Restricted Stock” in the table.

(4)	Represents the grant in February 2006 of 2,932, 800, 800, 667, 800 and 667 shares of restricted Common Stock to Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell, respectively, pursuant to the 2005 Stock Incentive Plan (the “2005 Plan”) which had a value at the date of grant of $117,661, $32,104, $32,104, $26,767, $32,104 and $26,767, respectively, as a part of the bonus paid under the 2005 Executive Management Incentive Compensation Plan. Dividends paid on the restricted Common Stock subject to such grants are held in the 2005 Plan and paid to the recipient when the restricted Common Stock vests. Also includes a grant of 20,308, 7,780, 7,780, 7,780, 7,780, and 7,780 shares made in February 2005 to Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell, respectively, which vest over three years and had a value of $790,184, $302,720, $302,720, $302,720, $302,720 and $302,720, at the date of grant pursuant to the 2002 Stock Incentive Plan. The value of the shares subject to all grants of restricted stock to such individuals that remained unvested at December 31, 2005 were $4,225,683, $1,339,696, $909,939, $1,469,374, $1,252,250 and $950,461 with respect to Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell, respectively.

(5)	Represents the grant in February 2005 of 8,154, 2,047, 1,919, 2,047, 2,047 and 2,047 shares of restricted Common Stock to Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell, respectively, pursuant to the Recognition Plan which had a value at the date of grant of $317,272, $79,648, $74,668, $79,648, $79,648 and $79,648, respectively, as a part of the bonus paid under the

2004 Executive Management Incentive Compensation Plan. Dividends paid on the restricted Common Stock subject to such grants are held in the Recognition Plan and paid to the recipient when the restricted Common Stock vests. Also includes a grant of 20,308, 7,780, 3,031, 7,780, 7,780, and 7,780 shares made in February 2004 under the Recognition Plan to Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell, respectively, which vest over three years and had a value of $803,993, $308,010, $119,997, $308,010, $308,010, and $308,010, at the date of grant.

(6)	Represents the grant in February 2004 of 6,152, 1,872, 245, 1,872, 1,802 and 1,724 shares of restricted Common Stock to Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell, respectively, pursuant to the Recognition Plan which had a value at the date of grant of $243,558, $74,112, $9,700, $74,112, $71,341 and $68,253, respectively, as a part of the bonus paid under the 2003 Executive Management Incentive Compensation Plan. Dividends paid on the restricted Common Stock subject to such grants are held in the Recognition Plan and paid to the recipient when the restricted Common Stock vests. For Messrs. Baier and Honstedt, also includes grants of 15,000 and 25,000 shares, respectively, made pursuant to the Recognition Plan in July 2003 which vest over four years and had a value of $427,050 and $711,750, respectively, at the date of grant. For Mr. Dugan includes a grant of 30,000 shares made pursuant to the Recognition Plan in November 2003 which vests over three years and had a value of $1,125,500 at the date of grant.

(7)	Consists of amounts allocated on behalf of Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell pursuant to the Company’s employee stock ownership plan (“ESOP”). Figure for 2005 reflects only the matching contribution to the Independence Community Bank 401(k) Savings Plan made in the ESOP. Complete 2005 allocation information for the ESOP is not available as of the date of the filing of this Form 10-K.

(8)	Mr. Baier was appointed Executive Vice President, Chief Financial Officer and Treasurer in August 2003.

(9)	Mr. Dugan was appointed Executive Vice President — Business Banking in November 2003.

Options/ SAR Grants in 2005
      The following table provides information relating to option grants pursuant to the Company’s stock option plans during 2005 to our named executive officers.

		% of Total
		Options
	Options	Granted to	Exercise	Expiration	Fair Value of
Name	Granted(1)	Employees	Price(2)	Date	Options(3)

Alan H. Fishman	60,400	13.6%	$38.91	2-23-2015	$621,860
Frank W. Baier	23,000	5.2%	38.91	2-23-2015	236,801
Brendan J. Dugan	23,000	5.2%	38.91	2-23-2015	236,801
Gary M. Honstedt	23,000	5.2%	38.91	2-23-2015	236,801
Harold A. McCleery	23,000	5.2%	38.91	2-23-2015	236,801
Terence J. Mitchell	23,000	5.2%	38.91	2-23-2015	236,801

(1)	Consists of stock options exercisable at the rate of 33 1/3% per year from the date of grant.

(2)	The exercise price was based on the fair market value of a share of Common Stock on the date of grant.

(3)	The fair value of the options granted was estimated using the Black-Scholes Pricing Model. Under such analysis, the risk-free interest rate was assumed to be 3.77% to 4.45% depending on the timing of the particular option grant, the expected life of the options to be six years, the expected volatility to be 28.43% to 29.34% depending on the timing of the particular option grant, and the dividend yield to be 2.67% to 3.48%, depending on the timing of the particular option grant per share, depending on the date the particular option grant was made.

Aggregated Option Exercises in 2005 and Year-end Option Values
      The following table provides information relating to option exercises in 2005 by the Company’s named executive officers and the value of such officers’ unexercised options at December 31, 2005.

			Number of Unexercised		Value of Unexercised
	Shares		Options at Year End		Options at Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Alan H. Fishman	—	$—	337,600	193,200	$6,360,628	$1,717,570
Frank W. Baier	—	—	77,750	78,250	1,111,745	523,335
Brendan J. Dugan	—	—	55,750	90,250	95,305	115,775
Gary. M. Honstedt	—	—	88,250	57,750	1,496,755	260,575
Harold A. McCleery	—	—	83,250	62,750	1,242,805	364,775
Terence J. Mitchell	—	—	201,554	51,500	4,638,266	140,075

(1)	Based on a per share market price of $39.73 at December 30, 2005 (the last trading day in 2005).

Severance and Employment Agreements
      The Company and the Bank entered into Change in Control Agreements with Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell (as well as certain other executive officers). The agreements have terms of three years and are extended each year for a successive, additional one-year period upon approval by the board of directors unless either the board of directors or the individual elects in writing, not less than 30 days prior to the annual anniversary date, not to extend the term.
      The agreements provide that if certain adverse actions are taken with respect to the individual’s employment following a change in control, as defined, of the Company or the Bank, the individual will be able to terminate his or her employment and be entitled to a cash severance payment equal to three times the individual’s annual compensation. In addition, the individual will be entitled to a continuation of benefits similar to those he is receiving at the time of such termination for the remaining term of the agreement or until he obtains full-time employment with another employer, whichever occurs first.
      A change in control generally is defined in the agreements to include any change in control of the Company or the Bank required to be reported under the federal securities laws, as well as (i) the acquisition by any person of 20% or more of our outstanding voting securities and (ii) a change in a majority of our directors during any three-year period without the approval of at least two-thirds of the persons who were directors at the beginning of such period.
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
      Under the Merger Agreement discussed in Item 1 hereof, Sovereign has agreed that, so long as specified management employees, including the named executive officers, who are parties to a Change in Control Agreement with the Company are, as of the completion of the Merger, still employed by the Company, such persons will receive all cash severance benefits to which they would otherwise be entitled pursuant to those current change in control agreements assuming a termination without “cause” of that employee on that date, whether or not such employees are so terminated. Under their current Change in Control Agreements, the amount of cash severance payments and pro rated bonus (exclusive of tax gross ups), which are subject to the timing of the completion of the merger, that would be payable to each of Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell, is estimated to be approximately $6.9 million, $2.3 million, $2.2 million, $2.3 million, $2.3 million, and $2.3 million, respectively.
      In connection with entering into the definitive merger agreement with Staten Island Bancorp, Inc. (“Staten Island Bancorp”), the Company, the Bank and Mr. Doherty entered into an employment and noncompetition agreement. Under the terms of the employment and noncompetition agreement, Mr. Doherty serves as Vice Chairman of both the board of directors of the Company and of the Bank for a three-year term which commenced on the completion of the merger with Staten Island Bancorp on April 12, 2004. He is entitled to a minimum base salary of $540,000 per year and bonus payments as determined by the boards of directors of the Company and the Bank. The agreement provides that, if Mr. Doherty is terminated by the Company or the Bank without “cause”, or if Mr. Doherty terminates his employment for “good reason”, he will be entitled to a cash severance amount equal to the “Annual Compensation” Mr. Doherty would have received for the remainder of the term of the agreement and benefit continuation, at no cost, for a period ending on the earlier of (i) the end of the term, or (ii) Mr. Doherty’s full time employment by another employer that offers substantially similar benefits. For purposes of the agreement, “Annual Compensation” means the highest level of aggregate base salary and cash bonus paid to Mr. Doherty during the calendar year in which the termination occurs or either of the two calendar years immediately preceding the calendar year in which the termination occurs.
      The agreement further provides that, during the 24-month period following the end of Mr. Doherty’s employment with the Company and the Bank, he will not compete with the Company or the Bank, solicit employees or solicit customers to transact business with any other entity or refrain from transacting business with the Company or the Bank. In consideration of this commitment by Mr. Doherty, the Company will pay Mr. Doherty $500,000 per year during the restricted period, payable in monthly installments.
      The Company also maintains two severance plans which covers certain officers who are not otherwise covered by change in control agreements. Such plans provide certain severance benefits to participants whose employment is terminated or whose job responsibilities are substantially reduced in connection with or subsequent to a change in control of the Company which will include the completion of the acquisition of the Company by Sovereign. The severance plans use the same definition of change in control as the change in control agreements discussed above.

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

	Years of Service(1)(2)

Remuneration(3)(4)	15	20	25	30

$ 125,000	$37,500	$50,000	$62,500	$75,000
150,000	45,000	60,000	75,000	90,000
175,000	52,500	70,000	87,500	105,000
200,000	60,000	80,000	100,000	120,000
225,000	67,500	90,000	112,500	135,000
250,000	75,000	100,000	125,000	150,000
300,000	90,000	120,000	150,000	180,000
400,000	120,000	160,000	200,000	240,000
450,000	135,000	180,000	225,000	270,000
500,000	150,000	200,000	250,000	300,000
600,000	180,000	240,000	300,000	360,000
700,000	210,000	280,000	350,000	420,000
800,000	240,000	320,000	400,000	480,000
900,000	270,000	360,000	450,000	540,000
1,000,000	300,000	400,000	500,000	600,000

(1)	The annual retirement benefits shown in the table do not reflect a deduction for Social Security benefits. There are no other offsets to benefits. The amounts reflect the maximum benefit; the benefit amounts payable could be less if based in whole or in part on service after August 1, 2000.

(2)	The maximum years of service credited for benefit purposes is 30 years.

(3)	The average annual final compensation for computing benefits under the pension plan cannot exceed $220,000 (as adjusted for subsequent years pursuant to Internal Revenue Code provisions). Benefits in excess of the limitation are provided through the Supplemental Executive Retirement Plan, discussed below.

(4)	For the fiscal year of the pension plan beginning on January 1, 2006, the maximum annual benefit payable under the pension plan cannot exceed $175,000 (as adjusted for subsequent years pursuant to Internal Revenue Code provisions).
     The following table sets forth the years of credited service and the average annual compensation determined as December 31, 2005 for each of the named executive officers other than Messrs. Fishman, Baier, Dugan and McCleery who are not participants in the pension plan.

	Years of Credited		Average Annual
	Service		Earnings

Gary M. Honstedt	19	7/12	$358,725
Terence J. Mitchell	30		$384,365
      In connection with the merger with Staten Island Bancorp on April 12, 2004, the Company acquired the SI Bank and Trust Retirement Plan (“Staten Island Plan”), a noncontributory defined benefit pension plan, which was frozen effective as of December 31, 1999. The Staten Island Plan was merged with the pension plan maintained by the Bank on September 30, 2005.
      Supplemental Executive Retirement Plan. The Bank has adopted the Supplemental Executive Retirement Plan to provide for eligible employee benefits that would be due under its pension plan if such benefits were not limited under the Internal Revenue Code. Supplemental Executive Retirement Plan benefits provided with respect to the pension plan are reflected in the pension table. Messrs. Honstedt and Mitchell are participants in the Supplemental Executive Retirement Plan.

Compensation of Directors
      Members of the Bank’s board of directors receive an attendance fee of $2,000 per meeting of the board, $1,250 per meeting attended of the Executive Committee and Audit Committee, and $1,000 per meeting attended of all other committees, except for Messrs. Fishman and Doherty who do not receive any fees for service on the board and board committees. Board fees are subject to periodic adjustment by the board of directors. In addition, non-employee directors receive an annual retainer. Such retainer was $30,000 in 2005. In addition, in 2005, the Chairman of the Audit Committee received an annual retainer of $10,000 and the Chairmen of the Compensation Committee and Corporate Governance/ Nominating Committee each received an annual retainer of $5,000. Under the Directors’ Fee Plan approved by stockholders of the Company at the 2001 Annual Meeting, non-employee directors receive their annual retainer in shares of Common Stock. For 2005, each non-employee-director received 832 shares of Common Stock in lieu of cash other than Mr. Desai who received 1,110 shares due to the additional retainer he received as Chairman of the Audit Committee. Messrs. Hand and Catell, as Chairman of the Compensation and Corporate Governance and Nominating Committee, respectively, each received an annual retainer of 970 shares. Directors may also elect to receive all or a portion of the remainder of their fees earned in shares of Common Stock. In June 2002, each non-employee director received a grant of a compensatory stock option pursuant to the 2002 Stock Incentive Plan (“2002 Plan”) covering 3,000 shares of Common Stock (except Ms. Ramirez who received a compensatory stock option covering 9,000 shares). The options vest at the rate of 25% per year starting on the first anniversary of the date of grant and have exercise prices equal to the fair market value of the Common Stock on the date of grant. In December 2004, each non-employee director received a grant of a compensatory stock option pursuant to the 2002 Plan covering 2,000 shares of Common Stock, also vesting at the rate of 25% per year for four years starting on the first anniversary of the date of grant with an exercise price equal to the fair market value of the Common Stock on the date of grant.
      The Company’s non-employee directors may defer all or any portion of the board and committee fees and retainer as well as the awards received under the Recognition Plan received from the Company, including the shares of Common Stock received as payment for the annual retainer. Benefits are payable upon the dates selected by the directors for the distribution over a period not to exceed ten years. The directors have the right to direct the investment of the deferred amounts except that any compensation deferred that would have been in the form of shares of Common Stock (such as the retainer) must be deemed invested in shares of Common Stock.

Compensation Committee Interlocks and Insider Participation
      For the fiscal year ended December 31, 2005, the Compensation Committee of the boards of directors of the Company and the Bank determined the salaries and bonuses of our executive officers. The Compensation Committee also reviews the salaries and bonuses for our other officers. The Compensation Committee met seven times during 2005 and its current members are Messrs. Hand, as chairman, Archie, Edelstein and Hinds and Ms. Ramirez. None of such persons is or was formerly an officer or employee of the Company, the Bank or any of their subsidiaries. The report of the Compensation Committee with respect to compensation for our Chief Executive Officer and all of our other executive officers for the fiscal year ended December 31, 2005 is set forth below.

Report of the Compensation Committee
      The following discussion provides information relative to the compensation and benefits of the President and Chief Executive Officer and certain other executive officers for the fiscal year ending December 31, 2005 and constitutes the report of the Compensation Committee.
Compensation Philosophy
      The Company’s executive compensation program is administered by the Compensation Committee (“the Committee”) of the Board of Directors. The Committee is composed of independent directors as defined by the Marketplace Rules of the Nasdaq Stock Market, Inc. On an annual basis the Committee, with the assistance of an independent compensation consultant engaged by and reporting to the Committee, reviews the base salary, annual incentive compensation program and long-term incentive compensation program of the Company’s executive officers. The Committee then recommends the establishment of appropriate compensation programs to the Board.
      The Committee annually evaluates the performance of the President and Chief Executive Officer and considers the recommendations and evaluations of the President and Chief Executive Officer with respect to the compensation of executive officers other than himself. The President and Chief Executive Officer does not participate in the Committee’s deliberations regarding the determination of his own compensation. The Committee also receives and considers the analysis and recommendations of its independent compensation consultant, which is engaged by and reports directly to the Committee, considers the objectives and performance of the Company, reviews the individual performance and level of responsibility of each executive officer and takes into account compensation practices at comparable financial institutions, specifically a group of financial institutions similar to the Company in size, business model and geographic location.
      The goals of the Company’s compensation programs are to attract, retain and motivate a highly competent executive team; link pay to performance within a context of fiscal responsibility; recognize both individual and business unit contributions toward achievement of the Company’s goals and objectives; strike a balance between short-term and long-term performance with a view toward achieving maximum long-term value for stockholders; and align the interests of the executive team with the interests of stockholders.

Components of the Compensation Program
      The three components of the Company’s executive compensation program are base salary, annual incentive compensation (bonus) and long-term incentive compensation.
      Base Salary. The Committee annually reviews market data compiled by its compensation consultant and evaluates the performance and responsibilities of each executive officer. Individual salaries and salary increases are based on the Company’s performance and the achievement of individual and business unit objectives during the previous fiscal year. Executive base salaries are intended to be at market average levels with the opportunity for additional compensation to come from the annual and long-term incentive portions of the Company’s compensation program.
      Annual Incentive Compensation. The Company’s executive officer incentive compensation program is designed to provide additional annual compensation based on the achievement of corporate performance objectives established by the Board of Directors as well as individual and business unit objectives. Members of the Bank’s management committee participated in the 2005 Executive Management Incentive Compensation Plan (“the 2005 Plan”). Except for the President and Chief Executive Officer, whose incentive compensation award pursuant to the 2005 Plan is based solely on corporate performance, executive officers’ awards are based 75% on corporate performance and 25% on individual and business unit performance.
      In July 2005 the Committee exercised its discretion and agreed to waive the corporate performance requirement that minimum levels of earnings per diluted share and return on average assets be achieved in order for any annual incentive compensation awards to be paid pursuant to the 2005 Plan. In making this decision, the Committee took into account the difficult and unusual economic environment and recognized that superior individual and business unit performance should be rewarded. The Committee decided to make awards pursuant to the 2005 Plan on the basis of the individual and business unit performance components of the 2005 Plan. At its meeting of January 25, 2006, the Committee, after receiving the analysis and recommendations of its compensation consultant and considering and evaluating the performance of each executive officer, voted to recommend approval of incentive compensation awards for 2005 aggregating approximately $834,000 to thirteen executive officers, including an award of $250,000 to the President and Chief Executive Officer. The Board of Directors unanimously approved said awards.
      Long-term Incentive Compensation. The Committee annually makes equity awards to the Company’s executive officers. During 2005, the Committee approved the award of an aggregate of 215,000 stock options to twelve executive officers, including the President and Chief Executive Officer, such options having a three year vesting period and with exercise prices equal to 100% of the fair market value of a share of stock on the date the option was granted. The Committee also approved awards of 72,546 shares of restricted stock during 2005; these restricted shares vest in full on the third anniversary of the date of the grant with no partial vesting in the interim and are subject to the achievement of certain performance criteria. The Committee uses stock options and restricted stock awards as a means to motivate the Company’s executives, to encourage executive ownership in the Company and to reward the creation of stockholder value. Stock option and restricted stock awards provide incentive for the creation of stockholder value since the full benefit of these awards can only be realized with the appreciation in the price of the Company’s common stock (with respect to options) or the attainment of specific performance goals (with respect to restricted stock awards.)
      Deductibility of Executive Compensation. Under Section 162(m) of the Internal Revenue Code, publicly-held companies such as the Company are subject to a maximum income tax deduction of $1.0 million with respect to annual compensation paid to any one of the chief executive officer or the other officers appearing in the Summary Compensation Table above, with certain exceptions for performance-based compensation. The Committee’s objective is to structure the Company’s executive compensation plans to maximize the deductibility of executive compensation under the Internal Revenue Code, and each of the 1998 Stock Option Plan, the Recognition Plan, the 2002 Stock Incentive Plan and the 2005 Stock Incentive Plan of the Company have been structured to provide for the grant of deductible performance-based compensation. The Committee reserves the right, however, in the exercise of its business judgment, to establish appropriate compensation levels for executive officers that may exceed the limits on tax deductibility established under Section l62(m) of the Internal Revenue Code.
      Compensation of the President and Chief Executive Officer. The Committee and the Board of Directors approved an annual base salary of $747,000 for Mr. Fishman effective February 20, 2006, an increase of approximately 3% above his 2004 base salary. Mr. Fishman did not receive an increase in his base salary in 2005.
      The Committee awarded Mr. Fishman stock options covering 60,400 shares on February 23, 2005, such options vesting pro rata over a three year period at an exercise price of $38.19 per share, and on the same date 20,308 shares of restricted stock vesting in full three years from the date of the award with no partial vesting until such date and subject to the achievement of certain performance criteria established by the Committee.
      As noted above, Mr. Fishman was awarded a bonus of $250,000 for 2005 (paid in 2006), of which $150,000 was paid in cash with the remainder consisting of a restricted stock grant pursuant to the 2005 Stock Incentive Plan of 2,932 shares of common stock vesting pro rata over a three year period (which resulted in a total value as of the date of the award of approximately $267,661).
      In establishing the various components of Mr. Fishman’s compensation, the Committee and the Board consider the compensation of chief executive officers at peer financial institutions in the Company’s primary market area, the significant contribution that the chief executive officer makes to the successful operations of the Company and the performance of Mr. Fishman in his position as chief executive officer of the Company.
Review of Executive Compensation
      The Committee annually reviews each component of the compensation of the Company’s Chief Executive Officer and other executive officers, including base salary, annual bonus and long-term equity-based compensation.
      In its review of the Company’s total executive compensation for 2005, the Committee took into account the report and findings of its compensation consultant with respect to the Company’s past practices as well as the marketplace, said report concluding that the Company’s total executive compensation for 2005 is within the median range of total compensation relative to other financial institutions comparable to the Company.
      Based on this review, the Committee finds that the total compensation of the Company’s Chief Executive Officer and other executive officers for 2005 was reasonable. In its review of the various components of executive compensation, the Committee considers the aggregate amounts and mix of all components for each executive in reaching its decisions.

      The Company’s Compensation Committee during 2005 consisted of the following directors, each of whom is independent as defined in the requirements of the Nasdaq Stock Market.
The Compensation Committee

Scott M. Hand, Chairman	David L. Hinds
Willard N. Archie	Maria Fiorini Ramirez
Chaim Y. Edelstein
PERFORMANCE GRAPH
      The graph below compares the performance of the Common Stock with that of the Nasdaq Composite Index (U.S. Companies), the SNL $5 billion to $10 billion Thrift Index and the SNL $10 billion and greater Thrift Index (the “SNL Indexes”) from December 31, 2000 through December 31, 2005. The SNL Indexes are indexes created by SNL Securities, L.P., Charlottesville, Virginia, a nationally recognized analyst of financial institutions. The graph is based on the investment of $100 in the Common Stock at its closing price on December 31, 2000. The cumulative returns include the payment of dividends by the Company. The Company changed its fiscal year end from March 31st to December 31st, effective December 31, 2001.

	Period Ending

Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05

Independence Community Bank Corp.	$100.00	$145.40	$165.01	$239.15	$290.26	$278.66

NASDAQ Composite	100.00	79.18	54.44	82.09	89.59	91.54

SNL $5B to $10B Thrift Index	100.00	115.02	137.00	198.41	223.22	205.75

SNL $10B+ Thrift Index	100.00	96.90	112.64	156.75	174.20	186.55

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership of Common Stock
      The following table sets forth information as to the Common Stock beneficially owned as of March 1, 2006 by (i) each of our nominees for election as director and each of our directors whose term will continue after the annual meeting, (ii) each of our executive officers named in the Summary Compensation Table below, (iii) all of our nominees for director, directors whose terms will continue after the annual meeting and executive officers as a group and each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), who was known to us to be the beneficial owner of 5% or more of the outstanding common stock.

	Amount and Nature of Beneficial		Percent of
Name of Beneficial Owner or Number of Persons in Group	Ownership as of March 1, 2006(1)		Common Stock

Independence Community Bank Corp.	5,169,659	(2)	6.3%
Employee Stock Ownership Plan Trust
195 Montague Street
Brooklyn, New York 11201
Private Capital Management, L.P.	6,127,626	(3)	7.4%
8889 Pelican Bay Boulevard
Naples, Florida 34108
Directors:
Willard N. Archie	170,946	(4)(5)	*
Robert B. Catell	291,792	(4)(5)	*
Rohit M. Desai	288,128	(4)(5)	*
Harry P. Doherty	819,146	(5)(6)(10)	*
Chaim Y. Edelstein	246,329	(5)(11)	*
Alan H. Fishman	794,579	(4)(5)(7)(8)(9)(10)	*
Charles J. Hamm	926,123	(4)(5)	1.1%
Scott M. Hand	224,164	(4)(5)	*
David L. Hinds	17,511	(5)	*
Donald M. Karp	780,411	(5)(12)	*
Denis P. Kelleher	209,046	(4)(5)(13)	*
John R. Morris	116,765	(5)(14)	*
Maria Fiorini Ramirez	23,684	(4)(5)	*
Victor M. Richel	37,878	(5)(10)	*
Other Senior Executive Officers:
Frank W. Baier	187,698	(5)(7)(9)	*
Brendan J. Dugan	134,933	(4)(5)(7)(9)(10)	*
Gary M. Honstedt	203,630	(5)(7)(9)(10)	*
Harold A. McCleery	175,458	(5)(7)(9)	*
Terence J. Mitchell	387,367	(4)(5)(7)(9)(10)	*
All directors and executive officers as a group (22 persons)	6,246,198	(15)	7.6%

*	Represents less than 1% of the outstanding shares of Common Stock.

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

(2)	The Independence Community Bank Corp. Employee Stock Ownership Plan Trust (“Trust”) was established pursuant to the Independence Community Bank Corp. Employee Stock Ownership Plan (“ESOP”). RSGroup Trust Company is the trustee (“Trustee”) of the Trust. As of December 31, 2005 1,789,937 of the shares held by the ESOP had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustee will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will generally be voted in the same ratio on any matter as those allocated shares for which instructions are given, subject in each case to the fiduciary duties of the ESOP trustees and applicable law. Any allocated shares which abstain on the proposal will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. Allocated shares for which no timely instructions are received will be voted by the Trustee who will vote such shares in the same proportion as those allocated shares for which timely instructions were received. The amount of Common Stock beneficially owned by all directors and executive officers as a group does not include the shares held by the ESOP, other than shares allocated to an executive officer as a participant.

(3)	Based solely on a Schedule 13G/ A, dated February 14, 2006, filed by Private Capital Management, L.P. (“PCM”), a registered investment adviser, Bruce S. Sherman and Gregg J. Powers, chief executive officer and president of PCM, respectively. PCM and Messrs. Sherman and Powers exercise in these capacities shared voting power and shared dispositive power with respect to the 6,127,626 shares of Common Stock held by PCM’s clients and managed by PCM.

(4)	Includes shares held by the Independence Community Bank Corp. Deferred Compensation Plan (the “Deferred Compensation Plan”), over which each director and executive officer named below disclaims beneficial ownership except to the extent of his or her personal pecuniary interest therein, as follows:

Name	No. of Shares

Willard N. Archie	43,945
Robert B. Catell	89,943
Rohit M. Desai	92,349
Brendan J. Dugan	21,185
Alan H. Fishman	183,547
Charles J. Hamm	389,360
Scott M. Hand	57,421
Denis Kelleher	2,900
Terence J. Mitchell	109,256
Maria Fiorini Ramirez	11,434

(5)	Includes shares subject to stock options which are currently or will first become exercisable within 60 days of March 1, 2006 as follows:

Name	No. of Options

Willard N. Archie	104,779
Frank W. Baier	91,167
Robert B. Catell	194,779
Rohit M. Desai	194,779
Harry P. Doherty	233,740
Brendan J. Dugan	69,167
Chaim Y. Edelstein	164,779
Alan H. Fishman	432,834
Charles J. Hamm	482,368
Scott M. Hand	142,750
David L. Hinds	15,987
Gary M. Honstedt	106,667
Donald M. Karp	1,250
Denis P. Kelleher	38,449
Harold A. McCleery	96,667
Terence J. Mitchell	214,971
John R. Morris	52,694
Maria Fiorini Ramirez	12,250
Victor M. Richel	2,750

(6)	Includes 5,089 shares held by the Staten Island Bancorp Directors’ Deferred Compensation Plan.

(7)	Includes with respect to the following persons shares allocated to each individual pursuant to grants made under the Recognition Plan, the 2002 Plan or the 2005 Stock Incentive Plan but which have not vested. Included in the total number of shares beneficially owned by Messrs. Fishman, Baier, Dugan, Honstedt, McCleery and Mitchell are 52,932, 30,800, 20,800, 25,667, 25,800 and 20,667 shares respectively, which have been awarded pursuant to the 2005 Plan as of March 1, 2006, but are unfunded as of such date.

Name	No. of Shares

Frank W. Baier	62,848
Brendan J. Dugan	42,972
Alan H. Fishman	152,035
Gary M. Honstedt	60,715
Harold A. McCleery	55,325
Terence J. Mitchell	42,666

(8)	Includes 141,616 shares awarded under the Recognition Plan, the 2002 Plan and the 2005 Plan for Mr. Fishman which are contingent upon the achievement of certain performance goals established pursuant to the terms of the Plans. Until such performance goals are satisfied and the shares vest, such shares are voted by the trustees of the Recognition Plan. Such shares are included in the amount shown in Footnote 7 for Mr. Fishman.

(9)	Includes allocated shares held in the ESOP and shares contributed by the Company on the following individual’s behalf based on their contributions to the 401(k) Plan as of December 31, 2004. Information about the December 31, 2005 ESOP allocation is not available as of the date of filing of this Form 10-K.

Name	No. of Shares

Alan H. Fishman	2,158
Frank W. Baier	2,158
Brendan J. Dugan	480
Gary M. Honstedt	10,959
Harold A. McCleery	2,158
Terence J. Mitchell	13,280

(10)	Includes shares held in the 401(k) Plan as follows:

Name	No. of Shares

Harry P. Doherty	116,837
Brendan J. Dugan	467
Alan H. Fishman	2,009
Gary M. Honstedt	6,866
Terence J. Mitchell	5,281
Victor M. Richel	10,426

Does not include any shares contributed to the 401(k) Plan on their behalf by the Company and held in the ESOP. See Footnote 9 above.

(11)	Does not include 1,000 shares owned by Mr. Edelstein’s son.

(12)	Includes 276,953 shares under shared voting and dispositive authority with Harriet M. Alpert, 41,841 shares owned by Mr. Karp’s spouse, 67 shares owned by a company of which Mr. Karp is a director, and 92,899 shares held in various trusts of which Mr. Karp or his spouse is the trustee, as to which Mr. Karp disclaims beneficial ownership.

(13)	Includes 54,366 shares held by the Staten Island Bancorp Directors’ Deferred Compensation Plan, 1,858 shares owned by Mr. Kelleher’s spouse and 20,000 shares held by Wall Street Access, as to which Mr. Kelleher disclaims beneficial ownership.

(14)	Includes 29,433 shares held individually by Mr. Morris’ spouse and 4,241 shares held by Mr. Morris in his individual retirement account.

(15)	Includes 81,929 shares held by the Recognition Plan, the 2002 Plan and the 2005 Plan which may be voted by directors and executive officers pending vesting and distribution, 8,886 shares held by the Recognition Plan and the 2002 Plan which are voted by the trustees thereof (such shares are excluded from the shares beneficially owned by each of such directors), 49,921 shares allocated to executive officers pursuant to the ESOP and 2,724,577 shares which may be acquired by directors and executive officers upon the exercise of stock options which are currently or will first become exercisable within 60 days of March 1, 2006.

Existence of Change of Control of the Company
      As noted in Item 1 hereof, the Company entered into the Merger Agreement with Sovereign and Merger Sub on October 24, 2005. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”). Upon effectiveness of the Merger, each outstanding share of common stock of the Company other than shares owned by the Company (other than in a fiduciary capacity), Sovereign or their respective subsidiaries and other than dissenting shares will be converted into the right to receive $42.00 per share in cash. As a result, a change in control of the Company will be deemed to have occurred upon effectiveness of the Merger.
Equity Compensation Plans
      The following table provides information as of December 31, 2005 with respect to shares of Common Stock that may be issued under the Company’s existing equity compensation plans which include the 1998 Stock Option Plan, 1998 Recognition and Retention Plan and Trust Agreement, the 2002 Stock Incentive Plan, the 2005 Stock Incentive Plan and the Directors’ Fee Plan (collectively, the “Plans”). Each of the Plans has been approved by the Company’s stockholders.
      The table does not include information with respect to shares of Common Stock subject to outstanding options granted under equity compensation plans assumed by the Holding Company in connection with mergers and acquisitions of the companies which originally granted those options. Note 3 to the table sets forth the total number of shares of Common Stock issuable upon the exercise of assumed options as of December 31, 2005 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Number of
securities
	Number of				remaining available
	securities to be		Weighted-		for future issuance
	issued upon		average exercise		under equity
	exercise of		price of		compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
	and rights		and rights		in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	5,208,442	(1)	$22.27	(1)	4,154,500	(2)(3)
Equity compensation plans not approved by security holders(4)	5,000		12.94		—

Total	5,213,442		$22.26		4,154,500

(1)	Included in such number are 446,838 shares which are subject to restricted stock grants which were not vested as of December 31, 2005. The weighted average exercise price excludes restricted stock grants.

(2)	Does not take into account shares available for future issuance under the Directors’ Fee Plan, under which the $30,000 annual retainer payable to each of the Company’s non-employee directors and Directors Emeritus is payable in shares of Common Stock. Because the number of shares of Common Stock issuable under the Directors’ Fee Plan is based on a formula and not a specific reserve amount, the number of shares which may be issued pursuant to this plan in the future is not determinable. This plan was approved by stockholders in May 2001. During the year ended December 31, 2005, a total of 13,867 shares were issued under this plan.

(3)	The table does not include information for equity compensation plans assumed by the Holding Company in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2005, a total of 1,153,109 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $24.06 per share.

(4)	Consists of a single grant of options to a non-employee director upon appointment to the Board of Directors of the Company.

ITEM 13.	Certain Relationships and Related Transactions
       Although federal and state banking regulations permit some borrowing by directors and executive officers, the board of directors of the Bank has adopted a policy prohibiting loans or other extensions of credit by the Bank to directors, executive officers and the immediate relations and related interests of each such person. Exceptions must be approved by the board of directors of the Bank. To the extent any such loans have been permitted, they have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The Company believes that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features.

ITEM 14.	Principal Accounting Fees and Services
General
      In accordance with the provisions of the charter of the Audit Committee, the Audit Committee of the Company’s board of directors has reappointed Ernst & Young LLP as the independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2006.
      In connection with the determination to reappoint Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006, the Audit Committee considered whether Ernst & Young LLP’s provision of services other than audit services is compatible with maintaining the independence of the Company’s outside registered public accounting firm. In addition, the Audit Committee reviewed the fees described below for audit-related services (there were no fees or charges for tax-related services in 2005 or 2004) and concluded that such fees are compatible with the independence of Ernst & Young LLP.
      In January 2003, our board of directors and the Audit Committee amended the charter of the Audit Committee to provide, among other things, that the Audit Committee shall be directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm and to generally require the Audit Committee to preapprove all audit services and permitted non-audit services (including the fees and terms thereof).
Audit Fees
      The following table sets forth the aggregate fees paid by the Company to Ernst & Young LLP for professional services rendered in connection with the audit of Independence’s consolidated financial statements for 2005 and 2004, as well as the fees paid by the Company to Ernst & Young LLP for audit-related and other services rendered by Ernst & Young LLP to us during 2005 and 2004.

	Year Ended December 31,

	2005	2004

Audit fees(1)	$995,000	$945,000
Audit-related fees(2)	258,000	94,500
Tax fees	—	—
All other fees	119	1,938

Total	$1,253,119	$1,041,438

(1)	Audit fees consist of fees incurred in connection with the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s quarterly reports filed with the SEC, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees primarily consist of fees incurred in connection with audits of the financial statements of our employee benefit plans and review of registration statements and during 2004, services performed in connection with the merger with Staten Island Bancorp.
     The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to the Company. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by the Company’s independent registered public accounting firm in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of the Company’s independent registered public accounting firm. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.
      Each new engagement of Ernst & Young LLP was approved in advance by the Audit Committee and none of those engagements made use of the de minimis exception to pre-approval contained in the SEC’s rules.
PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
       (a) Documents Filed as Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

2.1	(1)	Agreement and Plan of Merger by and among Sovereign Bancorp, Inc., Iceland Acquisition Corp. and Independence Community Bank Corp.
3.1	(2)	Articles of Incorporation of Independence Community Bank Corp.
3.2	(3)	Bylaws, as amended, of Independence Community Bank Corp.
3.3	(4)	Amendment to Certificate of Incorporation of Independence Community Bank Corp.
4.0	(2)	Specimen Stock Certificate of Independence Community Bank Corp.
10.1	(2)	Form of Change of Control Agreement entered into among Independence Community Bank Corp., Independence Community Bank and certain senior executive officers of the Company and the Bank.*
10.2	(2)	Form of Change in Control Agreement entered into between Independence Community Bank and certain officers thereof.*
10.3	(2)	Form of Change of Control Agreement entered into among Independence Community Bank Corp., Independence Community Bank and certain executive officers of the Company and the Bank.*
10.4	(2)	Form of Change of Control Agreement entered into between Independence Community Bank and certain executive officers thereof.*
10.5		Independence Community Bank Amended and Restated Change in Control Severance Plan.*
10.6	(5)	1998 Stock Option Plan.*
10.7	(5)	1998 Recognition and Retention Plan and Trust Agreement.*
10.8	(6)	Broad National Bancorporation Incentive Stock Option Plan.*
10.9	(6)	1993 Broad National Incentive Stock Option Plan.*
10.10	(6)	1993 Broad National Directors Non-Statutory Stock Option Plan.*
10.11	(6)	1996 Broad National Incentive Stock Option Plan.*
10.12	(6)	1996 Broad National Bancorporation Directors Non-Statutory Stock Option Plan.*
10.13	(7)	1996 Statewide Financial Corporation Incentive Stock Option Plan.*
10.14	(8)	Amended and Restated Deferred Compensation Plan.*
10.15	(9)	Directors Fiscal 2002 Stock Retainer Plan.*
10.16	(10)	Directors Fee Plan.*
10.17	(11)	Independence Community Bank Executive Management Incentive Compensation Plan (April 1, 2001-December 31, 2001).*
10.18	(12)	Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2002-December 31, 2002).*
10.19	(13)	2002 Stock Incentive Plan.*
10.20	(14)	Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2003-December 31, 2003).*
10.21	(14)	Form of Amendment Number One to Change in Control Severance Agreements.
10.22	(4)	Amendment No. 1 to the SI Bank & Trust Deferred Compensation Plan “A”.
10.23	(15)	1998 Staten Island Bancorp, Inc. Amended and Restated Stock Option Plan.*
10.24	(16)	Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2004-December 31, 2004).*
10.25		Independence Community Bank Job Group 1 Change in Control Severance Plan*
10.26	(17)	2005 Stock Incentive Plan*
10.27		Independence Community Bank Executive Management Incentive Compensation Plan (January 1, 2005-December 31, 2005).*
10.28		Employment and Noncompetition Agreement between Independence Community Bank Corp., Independence Community Bank and Harry P. Doherty.*

11.0		Statement re computation of per share earnings — Reference is made to Item 8. “Financial Statements and Supplementary Data” for the required information.
18.1	(16)	Letter re change in accounting principles.
21.0		Subsidiaries of the Registrant — Reference is made to Item 1. “Business” for the required information.
23.1		Consent of Ernst & Young LLP
31.1		Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed by the Company with the SEC on October 27, 2005.

(2)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-30757) filed by the Company with the SEC on July 3, 1997.

(3)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed by the Company with the SEC on November 14, 2002.

(4)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed by the Company with the SEC on November 8, 2004.

(5)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on August 17, 1998.

(6)	Incorporated herein by reference from the Company’s registration statement on Form S-8 (Registration No. 333-85981) filed by the Company with the SEC on August 26, 1999.

(7)	Incorporated herein by reference from the Company’s registration statement on Form S-8 (Registration No. 333-95767) filed by the Company with the SEC on January 31, 2000.

(8)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed by the Company with the SEC on April 28, 2005.

(9)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed by the Company with the SEC on June 22, 2001.

(10)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on June 22, 2001.

(11)	Incorporated herein by reference from the Company’s Annual Report on Form 10-KT for the transition period from April 1, 2001 to December 31, 2001 filed by the Company with the SEC on March 28, 2002.

(12)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Company with the SEC on March 31, 2003.

(13)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on April 10, 2002.

(14)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by the Company with the SEC on March 10, 2004.

(15)	Incorporated herein by reference from the Company’s registration statement on Form S-8 (Registration No. 333-111562) filed by the Company with the SEC on April 23, 2004.

(16)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Company on March 11, 2005.

(17)	Incorporated herein by reference from the Company’s definitive proxy statement filed by the Company with the SEC on April 18, 2005.

*	Denotes management compensation plan or arrangement.
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
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated:

Name		Date

/s/ Charles J. Hamm Charles J. Hamm	Chairman of the Board	March 15, 2006

/s/ Harry P. Doherty Harry P. Doherty	Vice Chairman of the Board	March 15, 2006

/s/ Donald M. Karp Donald M. Karp	Vice Chairman of the Board	March 15, 2006

/s/ Victor M. Richel Victor M. Richel	Vice Chairman of the Board	March 15, 2006

/s/ Alan H. Fishman Alan H. Fishman	President and Chief Executive Officer	March 15, 2006

/s/ Frank W. Baier Frank W. Baier	Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer	March 15, 2006

/s/ Willard N. Archie Willard N. Archie	Director	March 15, 2006

/s/ Robert B. Catell	Director	March 15, 2006

/s/ Rohit M. Desai Rohit M. Desai	Director	March 15, 2006

/s/ Chaim Y. Edelstein Chaim Y. Edelstein	Director	March 15, 2006

Name		Date

/s/ Scott M. Hand Scott M. Hand	Director	March 15, 2006

/s/ David L. Hinds David L. Hinds	Director	March 15, 2006

/s/ Dennis P. Kelleher	Director	March 15, 2006

/s/ John R. Morris John R. Morris	Director	March 15, 2006

/s/ Maria Fiorini Ramirez Maria Fiorini Ramirez	Director	March 15, 2006