Form 10-Q
period 2006-03-31
INDEPENDENCE COMMUNITY BANK CORP
filed 2006-05-09
CIK 945734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Yes  ☐ No     ☑
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 5, 2006, the registrant had 82,640,011 shares of common stock ($.01 par value per share) outstanding.

INDEPENDENCE COMMUNITY BANK CORP.

Independence Community Bank Corp.
Consolidated Statements of Financial Condition
(In Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2006	2005

	(Unaudited)	(Audited)
ASSETS:
Cash and due from banks — interest-bearing	$476,555	$710,251
Cash and due from banks — non-interest-bearing	253,383	368,931

Total cash and cash equivalents	729,938	1,079,182

Securities available-for-sale:
Investment securities ($45,266 and $44,118 pledged to creditors, respectively)	401,572	418,911
Mortgage-related securities ($2,639,816 and $2,913,711 pledged to creditors, respectively)	2,989,689	3,155,589

Total securities available-for-sale	3,391,261	3,574,500

Loans available-for-sale	68,147	22,072

Mortgage loans on real estate	10,752,406	10,352,297
Other loans	1,915,565	1,948,073

Total loans	12,667,971	12,300,370
Less: allowance for loan losses	(99,349)	(101,467)

Total loans, net	12,568,622	12,198,903

Premises, furniture and equipment, net	162,182	165,639
Accrued interest receivable	76,539	72,518
Goodwill	1,185,223	1,185,566
Identifiable intangible assets, net	64,969	67,676
Bank owned life insurance (“BOLI”)	340,592	336,566
Other assets	387,181	380,498

Total assets	$18,974,654	$19,083,120

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Savings deposits	$2,088,225	$2,143,172
Money market deposits	504,033	561,359
Active management account (“AMA”) deposits	342,022	310,557
Interest-bearing demand deposits	2,675,299	2,622,115
Non-interest-bearing demand deposits	1,617,321	1,592,486
Certificates of deposit	3,800,670	3,715,594

Total deposits	11,027,570	10,945,283

Borrowings	4,657,832	4,956,729
Subordinated notes	397,495	397,260
Senior notes	248,090	247,986
Escrow and other deposits	203,232	116,529
Accrued expenses and other liabilities	158,568	133,553

Total liabilities	16,692,787	16,797,340

Stockholders’ equity:
Common stock, $.01 par value: 250,000,000 shares authorized, 104,243,820 shares issued at March 31, 2006 and December 31, 2005; 82,610,172 and 82,332,449 shares outstanding at March 31, 2006 and December 31, 2005, respectively	1,042	1,042
Additional paid-in-capital	1,896,763	1,911,370
Treasury stock at cost: 21,633,648 and 21,911,371 shares at March 31, 2006 and December 31, 2005, respectively	(457,957)	(463,789)
Unallocated common stock held by ESOP	(58,087)	(59,323)
Unvested restricted stock awards under stock benefit plans	—	(9,104)
Retained earnings, partially restricted	970,077	949,721
Accumulated other comprehensive loss:
Net unrealized loss on securities available-for-sale, net of tax	(69,971)	(44,137)

Total stockholders’ equity	2,281,867	2,285,780

Total liabilities and stockholders’ equity	$18,974,654	$19,083,120

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Interest income:
Mortgage loans on real estate	$144,365	$124,832
Other loans	32,430	27,240
Loans available-for-sale	627	1,457
Investment securities	5,007	4,509
Mortgage-related securities	36,803	39,826
Other	3,528	2,316

Total interest income	222,760	200,180

Interest expense:
Deposits	61,476	26,931
Borrowings	44,800	36,780
Subordinated notes	3,891	3,903
Senior notes	3,175	—

Total interest expense	113,342	67,614

Net interest income	109,418	132,566
Provision for loan losses	—	—

Net interest income after provision for loan losses	109,418	132,566
Non-interest income:
Net gain on sales of securities	2,074	3,110
Net (loss) gain on sales of loans	(211)	205
Mortgage-banking activities	4,321	3,959
Service fees	16,008	15,609
BOLI	4,026	3,774
Other	5,487	2,902

Total non-interest income	31,705	29,559

Non-interest expense:
Compensation and employee benefits	44,032	36,227
Occupancy costs	13,560	12,340
Data processing fees	3,470	3,867
Advertising	1,831	2,175
Other	14,113	13,349

Total general and administrative expense	77,006	67,958

Amortization of identifiable intangible assets	2,707	2,928

Total non-interest expense	79,713	70,886

Income before provision for income taxes	61,410	91,239
Provision for income taxes	19,651	31,478

Net income	$41,759	$59,761

Basic earnings per share	$0.53	$0.74

Diluted earnings per share	$0.52	$0.72

Dividends declared per common share	$0.27	$0.26

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2006 and 2005
(In Thousands, Except Share Amounts)
(Unaudited)

					Unearned
				Unallocated	Common		Accumulated
		Additional		Common	Stock Held by		Other
	Common	Paid-In	Treasury	Stock Held	Recognition	Retained	Comprehensive
	Stock	Capital	Stock	by ESOP	Plan	Earnings	Income/(Loss)	Total

Balance — December 31, 2005	$1,042	$1,911,370	$(463,789)	$(59,323)	$(9,104)	$949,721	$(44,137)	$2,285,780
Comprehensive income:
Net income for the three months ended March 31, 2006	—	—	—	—	—	41,759	—	41,759
Other comprehensive income, net of tax benefit of $50.4 million
Change in net unrealized losses on securities available-for-sale, net of tax of $18.0 million	—	—	—	—	—	—	(24,699)	(24,699)
Less: reclassification adjustment of net gains realized in net income, net of tax benefit of $0.8 million	—	—	—	—	—	—	(1,135)	(1,135)

Comprehensive income	—	—	—	—	—	41,759	(25,834)	15,925
Treasury stock issued for options exercised (and related tax benefit) and director fees (277,723 shares)	—	1,374	5,832	—	—	—	—	7,206
Dividends declared	—	—	—	—	—	(21,403)	—	(21,403)
Stock compensation expense	—	1,420	—	—	—	—	—	1,420
ESOP shares committed to be released	—	1,631	—	1,236	—	—	—	2,867
Issuance of grants and amortization of earned portion of restricted stock awards	—	(19,032)	—	—	9,104	—	—	(9,928)

Balance — March 31, 2006	$1,042	$1,896,763	$(457,957)	$(58,087)	$—	$970,077	$(69,971)	$2,281,867

Balance — December 31, 2004	$1,042	$1,900,252	$(341,226)	$(64,267)	$(9,701)	$821,702	$(3,759)	$2,304,043
Comprehensive income:
Net income for the three months ended March 31, 2005	—	—	—	—	—	59,761	—	59,761
Other comprehensive income, net of tax benefit of $20.9 million
Change in net unrealized gains on securities available-for-sale, net of tax of $17.8 million	—	—	—	—	—	—	(24,464)	(24,464)
Less: reclassification adjustment of net gains realized in net income, net of tax benefit of $0.6 million	—	—	—	—	—	—	(836)	(836)

Comprehensive income	—	—	—	—	—	59,761	(25,300)	34,461
Treasury stock issued for options exercised (and related tax benefit) (390,238 shares)	—	(1,106)	6,957	—	—	—	—	5,851
Repurchase of common stock (825,791 shares)	—	—	(32,830)	—	—	—	—	(32,830)
Dividends declared	—	—	—	—	—	(21,112)	—	(21,112)
Stock compensation expense	—	611	—	—	—	—	—	611
ESOP shares committed to be released	—	1,581	—	1,236	—	—	—	2,817
Issuance of grants and amortization of earned portion of restricted stock awards	—	329	—	—	(3,874)	—	—	(3,545)

Balance — March 31, 2005	$1,042	$1,901,667	$(367,099)	$(63,031)	$(13,575)	$860,351	$(29,059)	$2,290,296

See accompanying notes to consolidated financial statements.

Independence Community Bank Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Cash Flows from Operating Activities:
Net income	$41,759	$59,761
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sales of securities	(2,074)	(3,110)
Net loss (gain) on sales of loans	211	(205)
Originations of loans available-for-sale	(515,613)	(248,902)
Proceeds from sales of loans available-for-sale	495,784	314,082
Amortization of deferred income and premiums	173	(8,822)
Amortization of identifiable intangibles	2,707	2,928
Amortization of earned portion of ESOP and restricted stock awards	7,795	4,049
Depreciation and amortization	5,343	5,047
Deferred income tax provision	6,356	11,659
Excess tax benefits from stock-based compensation	(2,802)	(2,619)
Increase in accrued interest receivable	(4,021)	(3,326)
Increase in accrued expenses and other liabilities	9,613	96,295
Other, net	4,378	(34,528)

Net cash provided by operating activities	49,609	192,309

Cash Flows from Investing Activities:
Loan originations and purchases	(902,353)	(862,264)
Principal payments on loans	446,392	521,471
Advances on mortgage warehouse lines of credit	(1,841,829)	(2,242,531)
Repayments on mortgage warehouse lines of credit	1,903,159	2,405,730
Proceeds from sale of securities available-for-sale	27,474	350,879
Proceeds from maturities of securities available-for-sale	3,700	79,000
Principal collected on securities available-for-sale	123,041	191,403
Purchases of securities available-for-sale	(15,214)	(636,440)
Redemption of Federal Home Loan Bank stock	2,250	44,000
Proceeds from sale of other real estate	121	593
Net additions to premises, furniture and equipment	(1,886)	(4,529)

Net cash used in investing activities	(255,145)	(152,688)

Cash Flows from Financing Activities:
Net (decrease) increase in demand and savings deposits	(2,789)	127,977
Net increase in time deposits	85,076	410,848
Proceeds from new borrowings	1,284,816	848,000
Repayments of borrowings	(1,583,713)	(1,420,001)
Net increase in subordinated notes	235	195
Net increase in senior notes	104	—
Net increase in escrow and other deposits	86,703	83,740
Proceeds from exercise of stock options	4,461	5,812
Excess tax benefits from stock-based compensation	2,802	2,619
Repurchase of common stock	—	(32,830)
Dividends paid	(21,403)	(21,112)

Net cash (used in) provided by financing activities	(143,708)	5,248

Net (decrease) increase in cash and cash equivalents	(349,244)	44,869
Cash and cash equivalents at beginning of period	1,079,182	360,877

Cash and cash equivalents at end of period	$729,938	$405,746

Supplemental Information
Income taxes paid	$4,754	$8,567

Interest paid	$119,184	$69,514

See accompanying notes to consolidated financial statements.

INDEPENDENCE COMMUNITY BANK CORP.
Notes to Consolidated Financial Statements

1.	Organization/ Form of Ownership
      Independence Community Bank was originally founded as a New York-chartered mutual savings bank in 1850. In April 1992, the Bank reorganized into the mutual holding company form of organization pursuant to which the Bank became a wholly owned stock savings bank subsidiary of a newly formed mutual holding company (the “Mutual Holding Company”).
      In April 1997, the Board of Directors of the Bank and the Board of Trustees of the Mutual Holding Company adopted a plan of conversion (the “Plan of Conversion”) to convert the Mutual Holding Company to the stock form of organization and simultaneously merge it with and into the Bank with all of the outstanding shares of Bank common stock held by the Mutual Holding Company being cancelled (the “Conversion”).
      As part of the Conversion, Independence Community Bank Corp. (the “Company”) was incorporated under Delaware law in June 1997. The Company is regulated by the Office of Thrift Supervision (“OTS”) as a registered savings and loan holding company. The Company completed its initial public offering on March 13, 1998, issuing 70,410,880 shares of common stock resulting in proceeds of $685.7 million, net of $18.4 million of expenses. The Company used $343.0 million, or approximately 50% of the net proceeds, to purchase all of the outstanding stock of the Bank. The Company also loaned $98.9 million to the Company’s Employee Stock Ownership Plan (the “ESOP”), which used such funds to purchase 5,632,870 shares of the Company’s common stock in the open market subsequent to completion of the initial public offering. As part of the Plan of Conversion, the Company formed the Independence Community Foundation (the “Foundation”) and concurrently with the completion of the initial public offering donated to it 5,632,870 shares of common stock. The Foundation was established in order to further the Company’s and the Bank’s commitment to the communities they serve.
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
      The Bank provides financial services primarily to individuals and small to medium-sized businesses primarily within the greater New York City metropolitan area. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Department.
      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. The Company completed its eleventh stock repurchase program on August 12, 2005 at an aggregate cost of $111.0 million with an average price per share of $37.00.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 27, 2005, the Company announced that its Board of Directors authorized the twelfth stock repurchase plan for up to an additional five million shares of the Company’s outstanding common shares subject to completion of the eleventh stock repurchase program. The Company commenced its twelfth stock repurchase program on August 12, 2005 and repurchased 1,463,973 shares at an average cost of $34.32 per share. The Company suspended its twelfth repurchase program as a result of entering into the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, Sovereign Bancorp, Inc. (“Sovereign”) and Iceland Acquisition Corp. (“Merger Sub”) dated as of October 24, 2005. (See below and Note 15).
      The repurchased shares are held as treasury stock. A portion of such shares was utilized to fund the stock portion of the merger consideration paid in two acquisitions of other financial institutions by the Company in prior years as well as the consideration paid in October 2002 to increase the Company’s minority equity investment in Meridian Capital Group, LLC (“Meridian Capital”). Treasury shares also are being used to fund the Company’s stock benefit plans, in particular, the Option Plan, the Directors Fee Plan, the Stock Incentive Plan, the SIB Plan and the 2005 Stock Incentive Plan. The Company issued 277,723 shares of treasury stock in connection with the exercise of options with an aggregate value of $5.9 million at the date of issuance during the quarter ended March 31, 2006.
      At March 31, 2006, the Company had repurchased a total of 37,766,818 shares pursuant to the twelve repurchase programs at an aggregate cost of $708.3 million and reissued 16,133,170 shares with an aggregate value, as calculated, of $252.1 million.
      The Company increased its issued and outstanding common shares by 28,200,070 shares as the stock portion of the consideration paid in connection with the merger with Staten Island Bancorp, Inc. (“SIB”) which was effective as of the close of business on April 12, 2004.

Business
      The Company’s principal business is conducted through the Bank, which is a full-service, community-oriented financial institution headquartered in Brooklyn, New York. As of March 31, 2006, the Bank operated 127 banking offices, including the 35 additional branches which resulted from the merger with SIB in April 2004, located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau and Suffolk counties of New York and New Jersey. At its banking offices located on Staten Island, the Bank conducts business as SI Bank & Trust, a division of the Bank. During the three months ended March 31, 2006, the Company opened one new office in Manhattan and currently expects to open two additional branch locations during the remainder of 2006. In addition, the Bank maintains one branch facility in Maryland and loan production offices in Maryland, Florida and Illinois as a result of the expansion of the Company’s commercial real estate lending activities.
      During the third quarter of 2004, the Bank continued the expansion of its commercial real estate lending activities to the Chicago market. In addition, during July 2003 the Bank expanded its commercial real estate lending activities to the Baltimore-Washington and the Boca Raton, Florida markets. The loans generated in these areas are obtained primarily from referrals from Meridian Capital, which already has an established presence in these market areas.
      The Bank’s deposits are insured to the maximum extent permitted by law by the Deposit Insurance Fund administered by the FDIC. The Bank is subject to examination and regulation by the FDIC, which is the Bank’s primary federal regulator, and the Department, which is the Bank’s chartering authority and its primary state regulator. The Bank also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of the 12 regional banks comprising the FHLB system. The Company is subject to the examination and regulation of the OTS as a registered savings and loan holding company.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 24, 2005, the Company, Sovereign and Merger Sub, a wholly owned subsidiary of Sovereign, entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of all parties and by the stockholders of the Holding Company, Merger Sub will be merged with and into the Company (the “Merger”). Upon effectiveness of the Merger, each outstanding share of common stock of the Company other than shares owned by the Company (other than in a fiduciary capacity), Sovereign or their subsidiaries and other than dissenting shares will be converted into the right to receive $42.00 per share in cash and the Holding Company will become a subsidiary of Sovereign.
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
      The Merger is currently expected to close by June 1, 2006 and is subject to various customary conditions, including the receipt of certain regulatory approvals, including approval of the acquisition of control of the Holding Company by Sovereign by the OTS and the New York State Banking Department. The transaction received approval from the Holding Company’s stockholders at a special meeting of stockholders held on January 25, 2006. The Merger is not, however, contingent upon the closing of the transactions contemplated by the Investment Agreement.

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
      The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 Annual Report”).

Critical Accounting Estimates
      The Company has identified the evaluation of the allowance for loan losses, goodwill and deferred tax assets as critical accounting estimates where amounts are sensitive to material variation. Critical accounting

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. A description of these policies, which significantly affect the determination of the Company’s financial condition and results of operations are summarized in Note 3 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in the 2005 Annual Report.

Stock Compensation Expense
      For stock options granted prior to January 1, 2003, the Company used the intrinsic value-based methodology which measures compensation cost for such stock options as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee or non-employee director must pay to acquire the stock. Prior to January 1, 2006, no compensation expense had been recorded at the time of grant for stock options granted prior to January 1, 2003, since, for all granted options, the market price on the date of grant equaled the amount employees or non-employee directors must pay to acquire the stock covered thereby. However, compensation expense has been recognized as a result of the accelerated vesting of options occurring upon the retirement of senior officers. Under the terms of the Company’s option plans, unvested options held by retiring senior officers and non-employee directors of the Company only vest upon retirement if the Board of Directors or the Committee administering the option plans allow the acceleration of the vesting of such unvested options.
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
      Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method. SFAS 123(R) requires the Company to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retirement-eligible employees. It also requires the Company to recognize expense with respect to options accounted for under the intrinsic value-based methodology which were not fully vested as of January 1, 2006. See Note 12 hereof.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Servicing of Financial Assets
      In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements for any period of that fiscal year. Management is in the process of assessing the impact, if any, of the adoption of this statement on our financial results.

Accounting for Certain Hybrid Financial Instruments
      In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management is in the process of assessing the impact, if any, of the adoption of this statement on our financial results.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
      In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP during their year-end 2005 review for other-than-temporary impairment and the disclosures required by the FSP are included in Note 4 “Securities Available-for-Sale” to the Consolidated Financial Statements in the 2005 Annual Report.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s financial condition or results of operations.

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003
      In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-2 requires the effect of this subsidy to be included in the measurement of post-retirement health care benefit costs effective for interim or annual periods beginning after June 15, 2004. Therefore, the expense amounts shown in Note 11 with respect to the three months ended March 31, 2006 and 2005 reflect the effects of the Act.

FASB Statement No. 123 (revised 2004) — Share-Based Payment
      In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123(R). The Company adopted these statements effective as of January 1, 2006. On January 1, 2003, the Company adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted after this date. SFAS 123(R) requires the Company to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retirement-eligible employees. It also requires the Company to recognize expense with respect to options accounted for under the intrinsic value-based methodology which were not fully vested as of January 1, 2006. The adoption of these standards did not have a material effect on the Company’s financial condition or results of operations. See Note 12 for further information.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Securities Available-for-Sale
      The amortized cost and estimated fair value of securities available-for-sale at March 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Thousands)	Cost	Gains	Losses	Fair Value

Investment securities:
Debt securities:
U.S. Government and agencies	$232,443	$—	$(6,618)	$225,825
Corporate	105,162	91	—	105,253
Municipal	160	—	—	160

Total debt securities	337,765	91	(6,618)	331,238

Equity securities:
Preferred	69,451	2,088	(1,274)	70,265
Common	69	—	—	69

Total equity securities	69,520	2,088	(1,274)	70,334

Total investment securities	407,285	2,179	(7,892)	401,572

Mortgage-related securities:
Fannie Mae pass through certificates	422,791	1,172	(12,764)	411,199
Government National Mortgage Association (“GNMA”) pass through certificates	17,319	—	(1,253)	16,066
Freddie Mac pass through certificates	670,415	12	(20,401)	650,026
Collateralized mortgage obligation bonds	1,994,011	2	(81,615)	1,912,398

Total mortgage-related securities	3,104,536	1,186	(116,033)	2,989,689

Total securities available-for-sale	$3,511,821	$3,365	$(123,925)	$3,391,261

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of securities available-for-sale at December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In Thousands)	Cost	Gains	Losses	Fair Value

Investment securities:
Debt securities:
U.S. Government and agencies	$231,716	$1	$(4,055)	$227,662
Corporate	95,342	133	(34)	95,441
Municipal	160	1	—	161

Total debt securities	327,218	135	(4,089)	323,264

Equity securities:
Preferred	94,350	3,136	(1,908)	95,578
Common	69	—	—	69

Total equity securities	94,419	3,136	(1,908)	95,647

Total investment securities	421,637	3,271	(5,997)	418,911

Mortgage-related securities:
Fannie Mae pass through certificates	442,269	1,399	(8,142)	435,526
GNMA pass through certificates	17,545	—	(816)	16,729
Freddie Mac pass through certificates	699,890	18	(11,619)	688,289
Collateralized mortgage obligation bonds	2,069,694	218	(54,867)	2,015,045

Total mortgage-related securities	3,229,398	1,635	(75,444)	3,155,589

Total securities available-for-sale	$3,651,035	$4,906	$(81,441)	$3,574,500

5.	Loans Available-for-Sale and Loan Servicing Assets
      Loans available-for-sale are carried at the lower of aggregate cost or fair value and are summarized as follows:

	March 31,	December 31,
(Dollars in Thousands)	2006	2005

Loans available-for-sale:
Single-family residential	$3,779	$4,172
Multi-family residential	64,368	17,900

Total loans available-for-sale	$68,147	$22,072

Fannie Mae Loan Sale Program
      The Company originates and sells multi-family residential mortgage loans in the secondary market to Fannie Mae while retaining servicing. The Company underwrites these loans using its customary underwriting standards, funds the loans, and sells the loans to Fannie Mae pursuant to forward sales agreements previously entered into at agreed upon pricing thereby eliminating rate and basis exposure to the Company. The Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. During the three months ended March 31, 2006, the Company originated for sale $165.9 million and sold $145.1 million of fixed-rate multi-family loans, including $28.0 million of loans held in portfolio, in the secondary market to

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fannie Mae with servicing retained by the Company. Under the terms of the sales program, the Company retains a portion of the associated credit risk of the loans sold. The Company has a 100% first loss position on each multi-family residential loan sold to Fannie Mae under such program until the earlier of (i) the aggregate losses on the multi-family residential loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole (as discussed below) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At March 31, 2006, the Company serviced $6.26 billion of loans sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $186.2 million or approximately 3% of the outstanding balance.
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
      Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At March 31, 2006 the Company had a $9.4 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae.
      SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) requires a “true sale” analysis of the treatment of the transfer of assets under state law as if the Company was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained servicing rights. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of common law in this area. Once the legal isolation test has been met under SFAS No. 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.
      A legal opinion regarding legal isolation for the transfer of loans to Fannie Mae has been obtained by the Bank. The “true sale” opinion provides reasonable assurance the transferred loans would not be characterized as the property of the transferring bank’s receivership or conservatorship estate in the event of insolvency.

Fannie Mae DUS Program
      During the third quarter of 2003, the Company announced that ICM Capital, L.L.C. (“ICM Capital”), a subsidiary of the Bank, was approved as a Delegated Underwriting and Servicing (“DUS”) mortgage lender

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by Fannie Mae. Under the Fannie Mae DUS program, ICM Capital is able to underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program generally requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses assumed by ICM Capital with the remaining two-thirds of all losses being assumed by Fannie Mae. During the quarter ended March 31, 2006, ICM Capital originated and sold a $325.0 million fixed-rate multi-family loan in the secondary market to Fannie Mae with all losses on this particular loan to be assumed by Fannie Mae. A legal opinion regarding legal isolation for the transfer of this loan to Fannie Mae has been obtained by ICM Capital. ICM Capital received $0.8 million in fees associated with this transaction. Prior to this transaction, there were no loans originated by ICM Capital since its formation.
      The Bank has a two-thirds ownership interest in ICM Capital and Meridian Company, LLC (“Meridian Company”), a Delaware limited liability company, has a one-third ownership interest. ICM Capital’s loan originations are expected primarily to result from referrals by Meridian Capital. Meridian Capital is 65% owned by Meridian Capital Funding, Inc. (“Meridian Funding”), a New York-based mortgage brokerage firm, with the remaining 35% minority equity investment held by the Company. Meridian Funding and Meridian Company have the same principal owners. See Note 14 hereof.

Loan Servicing Asset
      As a result of retaining servicing on $6.62 billion of multi-family loans sold to Fannie Mae under both the Fannie Mae Loan Sale Program and the Fannie Mae DUS Program, which includes both loans originated for sale and loans sold from portfolio, the Company had a $9.2 million servicing asset at March 31, 2006.
      At March 31, 2006, the Company also had a $3.9 million loan servicing asset related to $476.4 million of single-family loans that were sold in the secondary market with servicing retained as a result of the SIB transaction.
      A summary of changes in loan servicing assets, which is included in other assets, is summarized as follows:

	At or for the
	Three Months
	Ended March 31,

(Dollars in Thousands)	2006	2005

Balance at beginning of period	$13,890	$18,100
Capitalized servicing asset	725	354
Reduction of servicing asset	(1,537)	(1,951)

Balance at end of period	$13,078	$16,503

Single-Family Loan Sale Program
      Over the past several years, the Company has de-emphasized the origination for portfolio of single-family residential mortgage loans in favor of higher yielding loan products. In November 2001, the Company entered into a private label program for the origination of single-family residential mortgage loans through its branch network under a mortgage origination assistance agreement with PHH Mortgage Corporation (“PHH Mortgage”). Under this program, the Company utilizes PHH Mortgage’s loan origination platforms (including telephone and Internet platforms) to originate loans that close in the Company’s name. The Company funds the loans directly, and, under a separate loan and servicing rights purchase and sale agreement, sells the loans and related servicing to PHH Mortgage on a non-recourse basis at agreed upon pricing. During the three months ended March 31, 2006, the Company originated for sale and sold

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$24.6 million of single-family residential mortgage loans through the program. At March 31, 2006, the Company held $3.8 million of loans available-for-sale under this program.

Mortgage-Banking Activity
      A summary of mortgage-banking activity income is as follows for the periods indicated:

	For the Three Months
	Ended March 31,

(Dollars in Thousands)	2006	2005

Origination fees	$1,350	$574
Servicing fees	2,658	2,680
Gain on sales	1,850	2,656
Change in fair value of loan commitments	(353)	(688)
Change in fair value of forward loan sale agreements	353	688
Amortization of loan servicing asset	(1,537)	(1,951)

Total mortgage-banking activity income	$4,321	$3,959

      Mortgage loan commitments to borrowers related to loans originated for sale are considered to be derivative instruments under SFAS No. 149. In addition, forward loan sale agreements with Fannie Mae and PHH Mortgage also meet the definition of a derivative instrument under SFAS No. 133. See Note 13 hereof.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Loans, net
      The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	March 31, 2006		December 31, 2005

		Percent		Percent
(Dollars in Thousands)	Amount	of Total	Amount	of Total

Mortgage loans:
Single-family residential and cooperative apartment	$1,852,700	14.6%	$1,932,516	15.7%
Multi-family residential	5,187,811	41.0	4,743,308	38.6
Commercial real estate	3,722,350	29.4	3,687,226	30.0

Total principal balance — mortgage loans	10,762,861	85.0	10,363,050	84.3
Less net deferred fees	10,455	0.1	10,753	0.1

Total mortgage loans	10,752,406	84.9	10,352,297	84.2

Commercial business loans, net of deferred fees	1,007,801	8.0	977,022	7.9

Other loans:
Mortgage warehouse lines of credit	392,058	3.1	453,541	3.7
Home equity loans and lines of credit	481,467	3.8	481,597	3.9
Consumer and other loans	34,239	0.2	35,913	0.3

Total principal balance — other loans	907,764	7.1	971,051	7.9
Less unearned discounts and deferred fees	—	0.0	—	0.0

Total other loans	907,764	7.1	971,051	7.9

Total loans	12,667,971	100.0%	12,300,370	100.0%

Less allowance for loan losses	99,349		101,467

Loans, net	$12,568,622		$12,198,903

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth loan originations resulting from the Company’s loan expansion program for the period indicated as follows:

	For the Three Months
	Ended March 31, 2006

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Originations for portfolio:
Multi-family residential	$50,671	$21,760	$6,622
Commercial real estate	7,600	—	—
Originations for sale:
Multi-family residential	81,023	9,390	—

Total originations	$139,294	$31,150	$6,622

      The following table sets forth information regarding total loans outstanding (excluding loans held for sale) secured by properties located in the Company’s loan expansion market areas as follows:

	At March 31, 2006

	Baltimore-
	Washington	Florida	Chicago
(Dollars in Thousands)	Market Area	Market Area	Market Area

Mortgage warehouse lines of credit	$144,500	$—	$—
Multi-family residential	384,130	283,238	44,563
Commercial real estate	115,002	212,146	3,769
Commercial business loans	5,112	573	—

Total loans outstanding	$648,744	$495,957	$48,332

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Non-Performing Assets
      The following table sets forth information with respect to non-performing assets identified by the Company, including non-performing loans and other real estate owned (“OREO”) at the dates indicated. Non-performing loans consist of non-accrual loans and loans 90 days or more past due as to interest or principal.

	March 31,	December 31,
(Dollars in Thousands)	2006	2005

Non-accrual loans:
Mortgage loans:
Single-family residential and cooperative apartment	$5,494	$3,175
Multi-family residential	538	792
Commercial real estate	17,272	8,351
Commercial business loans	16,474	15,707
Other loans(1)	289	300

Total non-accrual loans	40,067	28,325

Loans past due 90 days or more as to:
Interest and accruing	20	86
Principal and accruing(2)	1,114	8,722

Total past due accruing loans	1,134	8,808

Total non-performing loans	41,201	37,133
Other real estate owned, net(3)	1,327	1,279

Total non-performing assets(4)	$42,528	$38,412

Restructured loans	$4,005	$4,045

Allowance for loan losses as a percent of total loans	0.78%	0.82%
Allowance for loan losses as a percent of non-performing loans	241.13%	273.25%
Non-performing loans as a percent of total loans	0.33%	0.30%
Non-performing assets as a percent of total assets	0.22%	0.20%

(1)	Consists primarily of home equity loans and lines of credit and FHA home improvement loans.

(2)	Reflects loans that are 90 days or more past maturity which continue to make payments on a basis consistent with the original repayment schedule.

(3)	Net of related valuation allowances.

(4)	Non-performing assets consist of non-performing loans and OREO. Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

8.	Allowance for Loan Losses
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
      The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Company’s allowance for loan losses at March 31, 2006 was at a level to cover all known and inherent losses in its loan portfolio at such date that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. In addition, the FDIC and the Department as an integral part of their examination process periodically review the Company’s allowance for possible loan losses. Such agencies may require the Company to adjust the allowance based upon their judgment.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the activity in the Company’s allowance for loan losses during the periods indicated.

	At or for the
	Three Months Ended
	March 31,

(Dollars in Thousands)	2006	2005

Allowance at beginning of period	$101,467	$101,435

Provision:
Mortgage loans	—	—
Commercial business and other loans(1)	—	—

Total provisions	—	—

Charge-offs:
Mortgage loans	203	7
Commercial business and other loans(1)	2,183	389

Total charge-offs	2,386	396

Recoveries:
Mortgage loans	62	258
Commercial business and other loans(1)	206	1,257

Total recoveries	268	1,515

Net loans (charged-off)/recovered	(2,118)	1,119

Allowance at end of period	$99,349	$102,554

Net loans charged-off to allowance for loan losses
at period end	2.13%	N/A
Net loans charged-off to average loans outstanding	0.02%	N/A
Allowance for loan losses as a percent of total loans at period end	0.78%	0.90%
Allowance for loan losses as a percent of total non-performing loans at period end(2)	241.13%	252.25%

(1)	Includes commercial business loans, mortgage warehouse lines of credit, home equity loans and lines of credit, automobile loans and secured and unsecured personal loans.

(2)	Non-performing loans consist of (i) non-accrual loans and (ii) accruing loans 90 days or more past due as to interest or principal.

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
      The Company’s goodwill totaled $1.19 billion at both March 31, 2006 and December 31, 2005.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company did not recognize an impairment loss as a result of its most recent annual impairment test effective October 1, 2005. In accordance with SFAS No. 142, the Company tests the value of its goodwill at least annually.
      The Company’s identifiable intangible assets were $65.0 million and $67.7 million at March 31, 2006 and December 31, 2005, respectively. The decrease was a result of the amortization of the $87.1 million core deposit intangible recognized as a result of the SIB transaction. Core deposit intangibles currently held by the Company are being amortized using the interest method over fourteen years.
      The following table sets forth the Company’s identifiable intangible assets at the dates indicated which consist solely of deposit intangibles:

	At March 31, 2006			At December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(Dollars in Thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Deposit intangibles	$87,133	$22,164	$64,969	$87,133	$19,457	$67,676

      The following sets forth the estimated amortization expense for the years ended December 31:

2006	$10,496
2007	$9,612
2008	$8,728
2009	$7,844
2010	$6,960
2011 and thereafter	$24,036
      Amortization expense related to identifiable intangible assets was $2.7 million and $2.9 million for the quarters ended March 31, 2006 and 2005, respectively.

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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table is a reconciliation of basic and diluted weighted-average common shares outstanding for the periods indicated.

	For the Three Months
	Ended March 31,

(In Thousands, Except Per Share Amounts)	2006	2005

Numerator:
Net income	$41,759	$59,761

Denominator:
Weighted average number of common shares outstanding — basic	78,375	80,451
Weighted average number of common stock equivalents (restricted stock and options)	2,337	2,774

Weighted average number of common shares and common stock equivalents — diluted	80,712	83,225

Basic earnings per share	$.53	$.74

Diluted earnings per share	$.52	$.72

      At March 31, 2006 and March 31, 2005, there were 28,000 and 31,000 shares, respectively, that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. For additional disclosures regarding outstanding stock options and restricted stock awards, see Note 12.

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
      The Company changed the Plan’s measurement date from January 1st, to December 1st, effective December 1, 2004. The Company used a December 1, 2005 measurement date for December 31, 2005 and a December 1, 2004 measurement date for December 31, 2004.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net pension benefit of the Plan included the following components:

	For the Three Months
	Ended March 31,

(In Thousands)	2006	2005

Service cost-benefits earned during the period	$425	$369
Interest cost on projected benefit obligation	1,197	1,188
Expected return on Pension Plan assets	(1,803)	(1,713)
Amortization of net asset	—	(51)
Amortization of prior service cost	(259)	(273)
Recognized net actuarial loss	363	181

Pension benefit	$(77)	$(299)

      The Company contributed $71,000 to the Supplemental Plan during the three months ended March 31, 2006 and expects to contribute an additional $213,000 for the remainder of the year ended December 31, 2006.

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
      In connection with the SIB transaction on April 12, 2004, the Company became the sponsor of the Post-retirement Welfare Plan of SI Bank & Trust (“SI Bank”) covering certain active and retired participants. The active and retired participants from the SI Bank Post-retirement Welfare Plan were transferred into the Company’s post-retirement benefit plan.
      The Company changed the measurement date for its post-retirement benefit plan from January 1st, to December 1st, effective December 1, 2004. The Company used a December 1, 2005 measurement date for its post-retirement benefit obligation as of December 31, 2005 and a December 1, 2004 measurement date for the December 31, 2004 post-retirement benefit obligation.
      Net post-retirement benefit costs included the following components:

	For the Three
	Months Ended
	March 31,

(In Thousands)	2006	2005

Service cost-benefits earned during the period	$287	$226
Interest cost on accumulated post-retirement benefit obligation	396	454
Amortization of net obligation	15	15
Amortization of unrecognized loss	14	68
Amortization of prior service cost	50	36

Post-retirement benefit cost	$762	$799

      In May 2004, the FASB issued FSP FAS 106-2 related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which provides for a federal subsidy equal to 28% of prescription drug claims

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D.
      The Company has determined that its drug benefits are at least actuarially equivalent to those under Medicare Part D. The expected subsidy reduced the Company’s benefit plan obligation by $3.6 million to $29.4 million at December 31, 2005 and also reduced the benefit cost by $0.1 million for the quarter ended March 31, 2006.

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

Employee Stock Ownership Plan
      The Company established the ESOP for full-time employees in March 1998 in connection with the Conversion. To fund the purchase in the open market of 5,632,870 shares of the Company’s common stock, the ESOP borrowed funds from the Company. The collateral for the loan is the common stock of the Company purchased by the ESOP. The loan to the ESOP is being repaid principally from the Bank’s contributions to the ESOP over a period of 20 years. Dividends paid by the Company on shares owned by the ESOP are also utilized to repay the debt. The Bank contributed $1.2 million to the ESOP during both the three months ended March 31, 2006 and 2005. Dividends paid on ESOP shares, which reduced the Bank’s contribution to the ESOP and were utilized to repay the ESOP loan, totaled $1.4 million for both the three months ended March 31, 2006 and 2005. The loan from the Company had an outstanding principal balance of $76.2 million and $77.2 million at March 31, 2006 and December 31, 2005, respectively. The interest expense paid on the loan was $1.6 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively.
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
      The Company recorded compensation expense of $2.4 million for both the three months ended March 31, 2006 and 2005 which was equal to the 70,411 shares committed to be released by the ESOP multiplied by the average fair value of the common stock during the period in which they were committed to be released. At March 31, 2006, there were 1,789,836 shares allocated, 3,379,722 shares unallocated and 462,312 shares that had been distributed to participants in connection with their withdrawal from the ESOP. At March 31, 2006, the 3,379,722 unallocated shares had a fair value of $140.9 million.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company will incur additional expense estimated to be approximately $61.7 million in 2006 upon completion of the pending acquisition of the Company pursuant to the terms of the Merger Agreement among the Company, Sovereign and Merger Sub, which is currently expected to close by June 1, 2006. Upon termination of the ESOP pursuant to a change in control (as defined in the ESOP), and repayment in full of the loan (using the merger consideration received for the unallocated shares), any surplus remaining shall be released from the collateral requirements of the loan and shall be credited to the accounts of affected participants as earnings in proportion to their respective nonsegregated account balances as of the termination date of the ESOP which will be the effective date of the Merger.

12.	Stock Benefit Plans
      At March 31, 2006, the Company had share-based awards (stock options and restricted stock awards) outstanding under various stock-based compensation plans: the Recognition Plan, the 1998 Stock Option Plan, the 2002 Stock Incentive Plan, the 2005 Stock Incentive Plan and other stock plans assumed in the acquisitions of other financial institutions. No additional grants may be made under plans other than the 2005 Stock Incentive Plan. All of these plans were approved by the Company’s shareholders. See below for a more detailed description of each plan.
      Prior to January 1, 2006, non-performance based restricted stock awards were valued at their fair market value measured at the date of grant and compensation expense was recognized over the service period of the award. The expense related to performance share awards was recognized over the service period at the fair market value on the measurement date(s).
      Prior to January 1, 2006, the Company accounted for stock-based compensation on stock options granted prior to January 1, 2003 using Accounting Principles Board Opinion No. 25 — Accounting for Stock Issued to Employees. Since each option granted prior to January 1, 2003 had an exercise price equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant was recognized. Beginning in 2003, the Company commenced recognizing stock-based compensation expense on options granted in 2003 and in subsequent years in accordance with the fair value-based method of accounting described in SFAS No. 123.
      Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended March 31, 2006, included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 — Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective transition method, results for prior periods have not been restated. All of the Company’s stock award plans are considered equity plans under SFAS No. 123(R), and compensation expense recognized as previously described is net of estimated forfeitures of share based awards over the vesting period.
      Prior to January 1, 2006, the Company used the nominal vesting period approach for retirement eligible employees. Under that approach, compensation cost for share-based awards granted subsequent to January 1, 2003 was recognized over the stated vesting period for retirement eligible employees and, if an employee retired before the end of the vesting period, any remaining unrecognized compensation cost was recognized at the date of retirement. As of January 1, 2006, the Company changed its approach for recognizing compensation expense for new share-based awards granted to retirement eligible employees. SFAS No. 123(R) requires the use of the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved or one year of service (whichever is greater), if that is expected to occur during the nominal vesting period.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recorded compensation expense of $5.4 million and $1.7 million related to restricted stock awards for the three months ended March 31, 2006 and 2005, respectively. Included in the $5.4 million for the first quarter of 2006 was $3.1 million of expense related to 75,604 restricted shares awards granted to retirement eligible employees during the three months ended March 31, 2006.
      The Company also recorded compensation expense related to stock option awards of $1.4 million for the three months ended March 31, 2006 compared to $0.6 million for the three months ended March 31, 2005. Although the Company expensed options granted subsequent to January 1, 2003, the Company incurred additional expense of approximately $0.6 million for the three months ended March 31, 2006 related to the unvested portion of options outstanding at January 1, 2006 that were granted prior to January 1, 2003.
      The Company will also incur additional expense of approximately $17.9 million with respect to unvested restricted stock awards and $6.8 million for unvested stock option awards which will become fully vested upon the completion of the pending acquisition of the Company pursuant to the terms of the Merger Agreement among the Company, Sovereign and Merger Sub which is currently expected to close by June 1, 2006. (See Note 15).
      Tax benefits recognized in the consolidated statements of income for stock-based compensation during the three months ended March 31, 2006, and 2005, were $2.6 million and $0.7 million, respectively. In addition, the Company realized excess tax benefits of $2.3 million from the exercise of stock options and $0.5 million from the vesting of stock awards in the three months ended March 31, 2006. Excess tax benefits represent the benefits of tax deductions for share-based payments that exceeds the recognized compensation cost for that award. SFAS 123(R) requires that cash flows resulting from excess tax benefits be classified as financing cash flows in the accompanying consolidated statements of cash flows.
Restricted Stock Awards
      The following table sets forth the activity of the Company’s restricted stock awards under the Recognition Plan, the Stock Incentive Plan and the 2005 Stock Incentive Plan during the three months ended March 31, 2006. See “Restricted Stock and Stock Option Plans” below for discussion of restricted stock awards granted pursuant to the terms of such plans.

			Weighted
			Average
		Weighted	Remaining
		Average Grant	Contractual
	Shares	Value	Term

Outstanding, at January 1, 2006	446,581	$34.1131	1.5 years
Granted	378,871	40.4910
Vested	(86,111)	29.3830
Forfeited	(443)	38.5348

Outstanding, at March 31, 2006	738,898	$38.1174	2.2 years

Available for grant at March 31, 2006(1)	870,404

(1)	The Company is restricted by the Merger Agreement from awarding all restricted stock and options available for grant. At March 31, 2006, the Company had an aggregate of 121,129 restricted stock and options available for grant.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of March 31, 2006, unrecognized compensation cost related to unvested restricted stock awards totaled $18.9 million. The total grant date fair value of shares vested during the three months ended March 31, 2006 and March 31, 2005 was $2.5 million and $1.6 million, respectively.
Stock Option Awards

Stock Option Activity
      The following table sets forth stock option activity for the three months ended March 31, 2006.

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value
		Exercise	Contractual	($ In
	Shares	Price	Term	Thousands)

Outstanding at January 1, 2006	5,904,951	$22.6404	4.9 years	$112,428
Granted(1)	—	—
Exercised	(277,723)	16.0621
Forfeited/cancelled	(3,025)	37.2366

Outstanding at March 31, 2006	5,624,203	$22.9574	4.8 years	$105,300

Vested and expected to vest in the future at March 31, 2006	5,624,203	$22.9574	4.8 years	$105,300

Options exercisable at March 31, 2006	4,651,441	$20.4194	4.2 years	$98,893

Available for grant at March 31, 2006(2)	2,905,500

(1)	There were no options granted during the quarter ended March 31, 2006.

(2)	The Company is restricted by the Merger Agreement from awarding all restricted stock and options available for grant. At March 31, 2006, the Company had an aggregate of 121,129 restricted stock and options available for grant.
     The total intrinsic value of options exercised was $6.6 million during both the three months ended March 31, 2006 and 2005. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2006 (for outstanding options), less the applicable exercise price.
      Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $4.5 million and $5.5 million, respectively.

Fair Value
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including dividend yield, stock volatility, the risk free rate of return, expected term and turnover rate. The risk free interest rate reflects the yield on the 6-year zero coupon U.S. Treasury. Expected volatility is based on historical volatility levels of the Company’s common stock from January 1, 1999 through grant date. Expected dividend yield is based on annualizing the quarterly dividend at the time of grant over the market price. The option term of each award granted is based on the Company’s historical experience of employees’ exercise behavior. The fair value of each option is expensed over its service period.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following are the significant weighted average assumptions relating to the valuation of the Company’s stock options granted during the periods indicated.

	Quarter Ended	Quarter Ended
	March 31, 2006(1)	March 31, 2005

Risk free interest rate	N/A	4.04% — 4.45%
Volatility	N/A	29.21% — 29.34%
Expected dividend yield	N/A	2.67%
Expected option life	N/A	6 years

(1)	There were no options granted during the quarter ended March 31, 2006.
     The weighted average grant date fair value of stock options granted during the three months ended March 31, 2005 was $10.30 per share.

Pro Forma Option Expense
      The following table compares reported net income and earnings per share to net income and earnings per share on a pro forma basis for the period indicated, assuming that the Company accounted for stock-based compensation with respect to all options granted during such period based on the fair value of each option grant as required by SFAS No. 123. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

For the Three
Months Ended
(In Thousands, Except Per Share Data)	March 31, 2005

Net income:
As reported	$59,761
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	1,482
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects(1)	(1,920)

Pro forma	$59,323

Basic earnings per share:
As reported	$.74

Pro forma	$.74

Diluted earnings per share:
As reported	$.72

Pro forma	$.71

(1)	Includes costs associated with restricted stock awards granted pursuant to the Recognition Plan, Stock Incentive Plan and 2005 Stock Incentive Plan and stock options granted under the various stock option plans.
Restricted Stock and Stock Option Plans

Recognition Plan
      The Recognition Plan was implemented in September 1998, was approved by stockholders in September 1998, and may make restricted stock awards in an aggregate amount up to 2,816,435 shares (4% of the shares

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of common stock sold in the Conversion excluding shares contributed to the Foundation), except as set forth below. The objective of the Recognition Plan is to enable the Company to provide officers, key employees and non-employee directors of the Company with a proprietary interest in the Company as an incentive to contribute to its success. During the year ended March 31, 1999, the Recognition Plan purchased all 2,816,435 shares in open market transactions. The Recognition Plan provides that awards may be designated as performance share awards, subject to the achievement of performance goals, or non-performance share awards which are subject solely to time vesting requirements. Certain key executive officers have been granted performance-based shares. These shares become earned only if annually established corporate performance targets are achieved. On September 25, 1998, the Committee administering the Recognition Plan issued grants covering 2,188,517 shares of common stock of which 844,931 were deemed performance based. These awards were fully vested as of September 30, 2003. The Committee granted 3,250 awards under the Recognition Plan during the year ended December 31, 2005. The Committee granted non-performance-based share awards covering 52,407 shares during the year ended December 31, 2004. There were no awards granted under this plan during the three months ended March 31, 2006. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan in May 2005 (see below), the Company committed to not make any further grants pursuant to this plan. As a result, 9,261 shares which remained available for grant will not be able to be issued under the Recognition Plan.
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
      During the years ended December 31, 2005 and 2004, the Committee administering the Plan approved the accelerated vesting of awards covering 7,364 and 7,143 shares due to the retirement of senior officers, resulting in the recognition of $0.1 million and $0.2 million of compensation expense, respectively. There was no accelerated vesting of awards during the three months ended March 31, 2006.

1998 Stock Option Plan
      The Option Plan was implemented in September 1998 and was approved by stockholders in September 1998. The Option Plan may grant options covering shares aggregating in total 7,041,088 shares (10% of the shares of common stock sold in the Conversion excluding the shares contributed to the Foundation, except as discussed below). Under the Option Plan, stock options (which expire ten years from the date of grant) have been granted to officers, key employees and non-employee directors of the Company. The option exercise price per share was the fair market value of the common stock on the date of grant. Each stock option or portion thereof is exercisable at any time on or after such option vests and is generally exercisable until the earlier to occur of ten years after its date of grant or six months after the date on which the optionee’s employment terminates (three years after termination of service in the case of non-employee directors), unless extended by the Board of Directors to a period not to exceed five years from the date of such termination. Subject to certain exceptions, options become 100% exercisable upon termination of employment due to death, disability or retirement. However, senior officers and non-employee directors of the Company who elect to retire, require the approval of the Board of Directors or the Committee administering the Option Plan to accelerate the vesting of options. Options become 100% vested upon a change in control, as defined in the Option Plan, of the Company. The Merger will constitute a change in control for purposes of the Option Plan.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 25, 1998, the Board of Directors issued options covering 6,103,208 shares of common stock vesting over a five-year period at a rate of 20% per year, beginning one year from date of grant. These options were fully vested as of September 30, 2003. There were no options granted under the Option Plan during the three months ended March 31, 2006. During the years ended December 31, 2005 and 2004 the Board of Directors granted options covering 6,750 and 5,000 shares, respectively. During the year ended December 31, 2004 the Committee administering the Option Plan approved the accelerated vesting of 21,700 options due to the retirement of senior officers, resulting in $0.2 million of compensation expense. There was no accelerated vesting of awards during the three months ended March 31, 2006. At March 31, 2006, there were options covering 2,934,390 shares outstanding pursuant to the Option Plan. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan (see below), the Company committed to not make any further grants pursuant to this Plan. As a result, 33,070 options which remained available for grant under the Option Plan will not be issued.

2002 Stock Incentive Plan
      The Stock Incentive Plan was approved by stockholders at the May 23, 2002 annual meeting. The Stock Incentive Plan may grant options covering shares aggregating an amount equal to 2,800,000 shares. The Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 560,000 shares and which are part of the 2,800,000 shares, except as discussed below. Options awarded to date under the Stock Incentive Plan generally vest over a four-year period at a rate of 25% per year and expire ten years from the date of grant. Restricted stock awards granted to date generally vest on a pro rata basis over a three, four or five-year period with the first vesting occurring on the first anniversary of date of grant. However, certain awards made during 2004 and 2005 will vest in full on the third anniversary of the date of grant. The Board of Directors granted options covering 402,630 and 543,540 during the years ended December 31, 2005 and 2004, respectively. The Board of Directors granted restricted share awards totaling 133,529 shares, of which 72,546 were performance-based awards, during the year ended December 31, 2005 and granted 130,972, of which 67,797 were performance-based awards, during the year ended December 31, 2004. There were no options or restricted stock awards granted under the Stock Incentive Plan during the three months ended March 31, 2006. During the year ended December 31, 2005, the Committee administering the Plan approved the accelerated vesting of 15,925 options due to the retirement of a senior officer, resulting in $0.1 million of compensation expense. At March 31, 2006, there were 1,554,056 options and 212,736 restricted share awards outstanding related to the Stock Incentive Plan. In connection with obtaining shareholder approval of the 2005 Stock Incentive Plan (see below) in May 2005, the Company committed to not make any further grants pursuant to this Plan. As a result, options and restricted stock awards covering an aggregate of 846,500 shares which were available for grant will not be issued. The Merger will constitute a change in control for purposes of the Stock Incentive Plan.

2005 Stock Incentive Plan
      The 2005 Stock Incentive Plan was approved by stockholders at the May 26, 2005 annual meeting. The 2005 Stock Incentive Plan may grant options covering shares aggregating an amount equal to 4,200,000 shares. The 2005 Stock Incentive Plan also provides for the ability to issue restricted stock awards which cannot exceed 1,260,000 shares and which are part of the 4,200,000 shares. There were no stock option awards granted during the three months ended March 31, 2006. However, the Board of Directors granted restricted stock awards totaling 378,871 shares during the three months ended March 31, 2006. The Board of Directors granted restricted stock awards totaling 11,000 shares and 34,500 options during the year ended December 31, 2005. Options awarded to date under the 2005 Stock Incentive Plan generally vest on a pro rata basis over a two, three or four-year period and expire ten years from the date of grant. Restricted stock awards granted to date generally vest on a pro rata basis over a two or three-year period with the first vesting occurring on the first anniversary of date of grant. However, certain awards made during 2005 and 2006 will vest in full

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the third anniversary of the date of grant. At March 31, 2006, there were 389,596 restricted share awards and 34,500 options outstanding related to the 2005 Stock Incentive Plan. The Merger will constitute a change in control for purposes of the 2005 Stock Incentive Plan.

Other Stock Plans
      Broad National Bancorporation (“Broad”) and Statewide Financial Corp. (“Statewide”)(companies the Company acquired in 1999 and 2000, respectively) maintained several stock option plans for officers, directors and other key employees (the “Assumed Plans”). Generally, these plans granted options to individuals at a price equivalent to the fair market value of the stock at the date of grant. Options awarded under the plans generally vested over a five-year period and expired ten years from the date of grant. In connection with the Broad and Statewide acquisitions, options which were converted by election of the option holders to options to purchase the Company’s common stock totaled 602,139 and became 100% exercisable at the effective date of the acquisitions. At March 31, 2006, there were 18,213 options outstanding related to the Assumed Plans.
      In connection with the SIB transaction in April 2004, options granted under the SIB plan (“SIB Plan”) were converted by election of the option holders to options to purchase the Company’s common stock totaled 2,762,184 and became 100% exercisable at the effective date of the transaction. At March 31, 2006, there were 1,078,044 options outstanding related to the SIB Plan.

13.	Derivative Financial Instruments
      The Company concurrently adopted the provisions of SFAS No. 133, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133” on January 1, 2001. The Company adopted the provisions of SFAS No. 149 effective April 1, 2003. The Company’s derivative instruments outstanding during the quarter ended March 31, 2006 included commitments to fund loans available-for-sale and forward loan sale agreements.
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

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by approximately the same amount, effectively eliminating the Company’s interest rate and price risk.
      At March 31, 2006, the Company had $96.6 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $55.0 million related to loan commitments for which the borrowers had not entered into interest rate locks and $41.6 million which were subject to interest rate locks. At March 31, 2006, the Company had $41.6 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $0.5 million and the fair market value of the related forward loan sale agreements was a gain of $0.5 million at March 31, 2006.

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
      All loans resulting from referrals from Meridian Capital are underwritten by the Company using its loan underwriting standards and procedures. Meridian Capital receives a fee from the borrower upon the funding of the loans by the Company. The Company generally does not pay referral fees to Meridian Capital. However, the Company paid fees of approximately $0.3 million, $0.7 million and $1.0 million to Meridian Capital for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, respectively.
      The loans originated by the Company resulting from referrals by Meridian Capital account for a significant portion of the Company’s total loan originations. In addition, referrals from Meridian Capital accounted for substantially all of the loans originated for sale in 2005 and the three months ended March 31, 2006. The ability of the Company to continue to originate multi-family residential and commercial real estate loans at the levels experienced in the past may be a function of, among other things, maintaining the level of referrals from Meridian Capital or increasing referrals from other mortgage broker relationships.
      During the third quarter of 2003, the Company announced that ICM Capital, a subsidiary of the Bank, was approved as a DUS mortgage lender by Fannie Mae. The Bank has a two-thirds ownership interest in ICM Capital and the Meridian Company has a one-third ownership interest in ICM Capital. Meridian Funding and Meridian Company have the same principal owners.
      Under the DUS program, ICM Capital is able to underwrite, fund and sell mortgages on multi-family residential properties to Fannie Mae, with servicing retained. Participation in the DUS program requires ICM Capital to share the risk of loan losses with Fannie Mae with one-third of all losses to be assumed by ICM Capital and two-thirds of all losses to be assumed by Fannie Mae. See Note 5 for further information on the Fannie Mae DUS Program.
      The Company has also entered into other transactions with Meridian Capital, Meridian Company, Meridian Funding and several of their executive officers in the normal course of business. Such relationships include depository relationships with the Bank and six residential mortgage loans made in the ordinary course of the Bank’s business.

INDEPENDENCE COMMUNITY BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Pending Acquisition

Sovereign Bancorp, Inc.
      On October 24, 2005, the Company, Sovereign Bancorp, Inc. (“Sovereign”) and Iceland Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Sovereign, entered into an Agreement and Plan of Merger (the “Merger Agreement”).
      Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of all parties and by the stockholders of the Holding Company, Merger Sub will be merged with and into the Company (the “Merger”). Upon effectiveness of the Merger, each outstanding share of common stock of the Company other than shares owned by the Company (other than in a fiduciary capacity), Sovereign or their subsidiaries and other than dissenting shares will be converted into the right to receive $42.00 per share in cash and the Holding Company will become a subsidiary of Sovereign.
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
      The Merger is currently expected to close by June 1, 2006 and is subject to various customary conditions, including the receipt of certain regulatory approvals, including approval of the Merger Agreement by the Office of Thrift Supervision and the New York State Banking Department. The Merger is not, however, contingent upon the closing of the transactions contemplated by the Investment Agreement. In view of the expected timing of the closing of the Merger, the Company does not plan to hold an annual meeting of stockholders for 2006.

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
Changes in Financial Condition
General
      Total assets decreased by $108.5 million, or 0.6%, from $19.08 billion at December 31, 2005 to $18.97 billion at March 31, 2006 resulting primarily from reductions of $349.2 million in cash and cash equivalents and $183.2 million in securities-available-for-sale partially offset by growth of $367.6 million in the Company’s loan portfolio and $46.1 million in loans available-for-sale.
Cash and Cash Equivalents
      Cash and cash equivalents decreased $349.2 million from $1.08 billion at December 31, 2005 to $729.9 million at March 31, 2006. The decrease in liquidity was primarily due to the repayment of borrowings combined with the redeployment of funds into higher yielding loans.
Securities Available-for-Sale
      The aggregate securities available-for-sale portfolio (which includes investment securities and mortgage-related securities) decreased $183.2 million from $3.57 billion at December 31, 2005 to $3.39 billion at March 31, 2006. The decrease in securities available-for-sale was due to $25.4 million of sales combined with $126.7 million of securities calls and repayments, the proceeds of which were redeployed to fund the growth of the Company’s loan portfolio. These decreases were partially offset by $15.2 million of purchases. Securities available-for-sale had a net unrealized loss of $120.6 million at March 31, 2006 compared to a net unrealized loss of $76.5 million at December 31, 2005. The $44.0 million increase in the unrealized loss on the portfolio was primarily a result of changes in market interest rates and not the credit quality of the issuers. The Company continues to actively manage the size of its securities portfolio in relation to total assets and as such had a 17.9% securities to asset ratio as of March 31, 2006 as compared to 18.7% at December 31, 2005.
      The Company’s mortgage-related securities portfolio decreased $165.9 million to $2.99 billion at March 31, 2006 compared to $3.16 billion at December 31, 2005. The securities were comprised of $1.84 billion of AAA-rated CMOs, $68.7 million of CMOs which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA (“Agency CMOs”) and $1.08 billion of mortgage-backed pass through certificates which were issued or guaranteed by Freddie Mac, Fannie Mae or GNMA. The decrease in the portfolio was primarily due to $122.5 million of principal repayments received and a $41.0 million increase in the net unrealized loss on this portfolio to $114.8 million during the three months ended March 31, 2006.

      The Company’s investment securities portfolio decreased $17.3 million to $401.6 million at March 31, 2006 compared to December 31, 2005. The decrease was primarily due to sales of preferred securities totaling $25.4 million and calls and repayments aggregating $7.9 million. Partially offsetting these decreases were $15.2 million of purchases, primarily $10.3 million of corporate bonds with a weighted average yield of 4.55%, and $4.4 million of U.S. Treasury securities with a weighted average yield of 4.53%. The net unrealized loss on this portfolio was $5.7 million at March 31, 2006 compared to a net unrealized loss of $2.7 million at December 31, 2005. The increase in the net unrealized loss reflected the effects of the continued rise in market rates of interest.
      At March 31, 2006, the Company had a $70.0 million net unrealized loss, net of tax, on available-for-sale investment and mortgage-related securities as compared to a net unrealized loss, net of tax, of $44.1 million at December 31, 2005.
Loans Available-for-Sale
      Loans available-for-sale increased by $46.1 million to $68.1 million at March 31, 2006 compared to December 31, 2005. The increase was primarily the result of the time delay between the date of origination and the date of sale to Fannie Mae, which usually occurs within seven days.
      The Company sells multi-family residential mortgage loans, both newly originated and portfolio loans, in the secondary market to Fannie Mae while retaining servicing. During the three months ended March 31, 2006, the Company originated $490.9 million and sold $470.1 million of loans to Fannie Mae under these programs (both the Fannie Mae Loan Sale Program and the Fannie Mae DUS Program) and as a result serviced $6.62 billion of loans with a maximum potential loss exposure (due to the recourse provisions) of $186.2 million. As part of the sales to Fannie Mae, the Company retains a portion of the associated credit risk. Included in the $470.1 million of loans sold during the three months ended March 31, 2006 were $28.0 million of loans that were originally held in portfolio and were reclassified to loans available-for-sale. Multi-family loans available-for-sale at March 31, 2006 totaled $64.4 million compared to $17.9 million at December 31, 2005.
      The Company also originates and sells single-family residential mortgage loans under a mortgage origination assistance agreement with PHH Mortgage. The Company funds the loans directly and sells the loans and related servicing to PHH Mortgage. The Company originated and sold $24.6 million of such loans during the three months ended March 31, 2006. Single-family residential mortgage loans available-for-sale under this program totaled $3.8 million at March 31, 2006 and $4.2 million at December 31, 2005.
      Both sales programs discussed above were primarily established in order to further the Company’s ongoing strategic objective of increasing non-interest income related to lending and/or servicing revenue.
Loans
      Loans increased by $367.6 million to $12.67 billion at March 31, 2006 from $12.30 billion at December 31, 2005. The Company continues to focus on expanding its higher yielding loan portfolios of commercial real estate and commercial business loans as well as variable-rate mortgage warehouse lines of credit as part of its business plan. The Company is also committed to remaining a leader in the multi-family residential loan market.
      The Company originated (both for portfolio and for sale) approximately $1.21 billion of mortgage loans during the three months ended March 31, 2006 compared to $927.0 million for the three months ended March 31, 2005. The Company has been able to maintain a balanced program of originating loans for portfolio and for sale to effectively manage the size of the Company’s balance sheet. The Company sold $494.7 million of mortgage loans during the three months ended March 31, 2006 compared to $311.4 million during the three months ended March 31, 2005.
      Multi-family residential loans increased $444.5 million, or 9.4% to $5.19 billion at March 31, 2006 compared to $4.74 billion at December 31, 2005. The increase was primarily due to originations for portfolio of $584.2 million which were partially offset by repayments of $114.0 million combined with the sale out of portfolio of $28.0 million of loans to Fannie Mae with a weighted average yield of 5.74%. Multi-family residential loans comprised 41.0% of the total loan portfolio at March 31, 2006 compared to 38.6% at December 31, 2005.
      Commercial real estate loans increased $35.1 million to $3.72 billion at March 31, 2006 compared to $3.69 billion at December 31, 2005. The increase was primarily due to $108.1 million of originations partially offset by $72.8 million of loan repayments and $0.2 million of loan charge-offs during the three months ended March 31, 2006. Commercial real estate loans comprised 29.4% of the total loan portfolio at March 31, 2006 compared to 30.0% at December 31, 2005.
      Commercial business loans increased $30.8 million, or 3.2%, from $977.0 million at December 31, 2005 to $1.01 billion at March 31, 2006. The increase was primarily due to originations and advances of $159.8 million partially offset by $127.4 million of repayments and $1.9 million of charge-offs during the three months ended March 31, 2006. Commercial business loans comprised 8.0% of the total loan portfolio at March 31, 2006 compared to 7.9% at December 31, 2005.
      Mortgage warehouse lines of credit are secured short-term advances extended to mortgage-banking companies to fund the origination of one-to-four family mortgages. Advances under mortgage warehouse lines of credit decreased $61.4 million, or 13.6%, from $453.5 million at December 31, 2005 to $392.1 million at March 31, 2006. The decrease was due to the reduced activity in the refinance market as a result of the higher interest rate environment prevailing during the 2006 period. At March 31, 2006, there were $836.7 million of unused lines of credit related to mortgage warehouse lines of credit. Mortgage warehouse lines of credit comprised 3.1% of the total loan portfolio at March 31, 2006 compared to 3.7% at December 31, 2005.
      The single-family residential and cooperative apartment loan portfolio decreased $79.8 million from $1.93 billion at December 31, 2005 to $1.85 billion at March 31, 2006. The decrease was due to $80.9 million of repayments partially offset by originations of $1.1 million. As a result, single-family and cooperative apartment loans comprised 14.6% of the total loan portfolio at March 31, 2006 compared to 15.7% at December 31, 2005. The Company also originates and sells single-family residential mortgage loans to PHH Mortgage as previously discussed.
Non-Performing Assets
      Non-performing assets as a percentage of total assets amounted to 0.22% at March 31, 2006 compared to 0.20% at December 31, 2005. The Company’s non-performing assets, which consist of non-accrual loans, accruing loans past due 90 days or more as to interest or principal and other real estate owned acquired through foreclosure or deed-in-lieu thereof, increased by $4.1 million, or 10.7%, to $42.5 million at March 31, 2006 from $38.4 million at December 31, 2005. Non-accrual loans totaled $40.1 million at March 31, 2006, an increase of $11.7 million or 41.5%, compared to December 31, 2005. The increase in non-accrual loans is primarily due to the transfer of a $7.3 million commercial real estate loan from the loans 90 days or more past maturity category. Non-accrual loans primarily consisted of $17.3 million of commercial real estate loans, $16.5 million of commercial business loans, $5.5 million of single-family residential and cooperative apartment loans and $0.5 million of multi-family residential loans.
      Loans 90 days or more past maturity which continued to make payments on a basis consistent with the original repayment schedule decreased $7.6 million to $1.1 million at March 31, 2006 compared to December 31, 2005. The decrease was primarily due to the $7.3 million loan referenced above being transferred to non-accrual status. The Company is continuing its efforts to have the borrowers refinance or extend the term of such loans.
Allowance for Loan Losses
      The Company’s allowance for loan losses amounted to $99.3 million at March 31, 2006 as compared to $101.5 million at December 31, 2005. At March 31, 2006, the Company’s allowance amounted to 0.78% of total loans and 241.1% of total non-performing loans compared to 0.82% and 273.3%, respectively, at December 31, 2005.

      The Company’s allowance decreased $2.1 million during the three months ended March 31, 2006 due to $2.1 million of net charge-offs. No provision for loan losses was recorded for the three months ended March 31, 2006 primarily as a result of the improved quality in the characteristics of the loan portfolio.
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
      Management believes the allowance for loan losses at March 31, 2006 was at a level to cover the known and inherent losses in the portfolio that were both probable and reasonable to estimate. In the future, management may adjust the level of its allowance for loan losses as economic and other conditions dictate. Management reviews the allowance for loan losses not less than quarterly.
Goodwill and Intangible Assets
      Effective April 1, 2001, the Company adopted SFAS No. 142, which resulted in discontinuing the amortization of goodwill. However, under the terms of SFAS No. 142, identifiable intangibles with identifiable lives continue to be amortized.
      The Company’s goodwill, which aggregated $1.19 billion at both March 31, 2006 and December 31, 2005 resulted from the merger with SIB, the acquisitions of Broad and Statewide, as well as the acquisition in January 1996 of Bay Ridge Bancorp, Inc.
      The Company’s identifiable intangible assets decreased by $2.7 million to $65.0 million at March 31, 2006 compared to $67.7 million at December 31, 2005 as a result of the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years. The amortization of identified intangible assets will continue to reduce net income until such intangible assets are fully amortized.
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
Bank Owned Life Insurance (“BOLI”)
      The Company owns BOLI policies to fund certain future employee benefit costs and to provide tax-exempt returns to the Company. The BOLI is recorded at its cash surrender value and changes in such value are recorded in non-interest income. BOLI increased $4.0 million to $340.6 million at March 31, 2006 compared to December 31, 2005 as a result of an increase in the cash surrender value of the BOLI.
Other Assets
      Other assets increased $6.7 million to $387.2 million at March 31, 2006 compared to December 31, 2005. The increase was primarily due to a $19.6 million increase in deferred tax assets as a result of an increase in net unrealized losses on securities available-for-sale partially offset by a $13.5 million decrease in advances for borrowers real estate tax payments.
      The Company had a net deferred tax asset of $93.5 million at March 31, 2006 compared to $73.9 million at December 31, 2005. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. The Company must assess the deferred tax assets and establish a valuation allowance where realization of a deferred asset is not considered “more likely than not.” The Company generally uses the expectation of future taxable income in evaluating the need for a valuation allowance. Since the Company has reported taxable income for Federal, state and local income tax purposes in each of the past two years and in management’s opinion, in view of the Company’s previous, current and projected future earnings, such deferred tax assets are expected to be fully realized, the Company did not establish a valuation allowance at March 31, 2006.
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
Deposits
      Deposits increased $82.3 million or 0.8% to $11.03 billion at March 31, 2006 compared to $10.95 billion at December 31, 2005. The increase was due to deposit inflows totaling $29.5 million as well as interest credited of $52.8 million.
      During the first quarter of 2006, the Company utilized certain certificates of deposit promotions as an alternative funding source to reduce its dependence on higher costing wholesale borrowings. As a result of these initiatives, certificates of deposit increased $85.1 million or 2.3% to $3.80 billion at March 31, 2006 compared to $3.72 billion at December 31, 2005 and core deposits decreased $2.8 million to $7.23 billion at March 31, 2006 compared to December 31, 2005. As a result of the increase in certificates of deposit, core deposits amounted to 65.5% of total deposits at March 31, 2006 compared to 66.1% of total deposits at December 31, 2005.
      Core deposits generally have a lower cost than do certificates of deposit or borrowings and also reduce liquidity fluctuations since these accounts generally are considered to be less likely than certificates of deposit to be subject to disintermediation. In addition, these deposits improve non-interest income through increased customer related fees and service charges. The weighted average interest rate paid on core deposits was 1.52% compared to 3.70% for certificates of deposit and 4.35% for borrowings (including subordinated and senior notes) for the three months ended March 31, 2006.
Borrowings
      Borrowings (not including subordinated and senior notes) decreased $298.9 million to $4.66 billion at March 31, 2006 compared to $4.96 billion at December 31, 2005. The decrease was a result of the Company using the funds from the build up in the liquidity at the end of 2005 to repay borrowings in 2006 as well as using the increase in deposits as a lower costing alternative funding source.
      The Company continues to reposition its balance sheet to more closely align the duration of its interest-earning asset base with its supporting funding sources. The Company also utilized the increase in deposits as an alternative funding source to reduce its dependence on borrowings. During the three months ended March 31, 2006, the Company paid-off $1.58 billion of borrowings with a weighted average interest rate of 3.68% that matured during the period. During the three months ended March 31, 2006, the Company borrowed approximately $645.0 million of long-term borrowings at a weighted average interest rate of 4.09%. The Company also borrowed $639.8 million of short-term low-costing floating-rate borrowings which generally mature within 30 days and have a weighted average interest rate of 4.84%.
      The Company is managing its leverage position and had a borrowings (including subordinated and senior notes) to assets ratio of 28.0% at March 31, 2006 as compared to 29.4% at December 31, 2005.
Subordinated Notes
      Subordinated notes increased $0.2 million to $397.5 million at March 31, 2006 compared to $397.3 million at December 31, 2005 due to the amortization of deferred issuance costs. The Notes qualify as Tier 2 capital of the Bank under the capital guidelines of the FDIC.
Senior Notes
      Senior Notes increased $0.1 million to $248.1 million at March 31, 2006 compared to $248.0 million at December 31, 2005 due to amortization of deferred issuance costs. On September 23, 2005, the Company issued $250.0 million aggregate principal amount of 4.90% Fixed Rate Notes due 2010. The Company used $150.0 million of the $248.1 million net proceeds to make a capital contribution to the Bank to improve the Bank’s capital position.

Equity
      The Company’s stockholders’ equity totaled $2.28 billion at March 31, 2006 compared to $2.29 billion at December 31, 2005. The $3.9 million decrease was primarily due a $25.8 million increase, net of tax effect, in the net unrealized loss on securities-available-for-sale, $21.4 million decrease due to dividends declared and $9.9 million of awards and amortization of restricted stock grants. These decreases were partially offset by net income of $41.8 million, $7.2 million related to the exercise of stock options and the related tax benefit, $2.8 million related to the ESOP shares committed to be released with respect to the three months ended March 31, 2006 and $1.4 million of stock option compensation costs.
      Book value per share and tangible book value per share were $27.62 and $12.49 at March 31, 2006, respectively, compared to $27.76 and $12.54 at December 31, 2005, respectively. Return on average equity and return on average tangible equity were 7.3% and 16.0% for the three months ended March 31, 2006, respectively, compared to 10.3% and 22.2% for the three months ended March 31, 2005, respectively.

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

	For the Three Months Ended

	March 31, 2006				March 31, 2005

			Average				Average
	Average		Yield/		Average		Yield/
(Dollars in Thousands)	Balance	Interest	Cost		Balance	Interest	Cost

Interest-earning assets:
Loans receivable(1):
Mortgage loans	$10,483,261	$144,992	5.53%		$9,497,556	$126,289	5.32%
Commercial business loans	993,909	17,647	7.20		813,216	13,399	6.68
Mortgage warehouse lines of credit	370,765	6,924	7.47		532,536	7,288	5.47
Other loans(2)	516,959	7,859	6.17		474,002	6,553	5.61

Total loans	12,364,894	177,422	5.75		11,317,310	153,529	5.44
Investment securities	424,947	5,007	4.71		413,217	4,509	4.36
Mortgage-related securities	3,176,230	36,803	4.63		3,610,473	39,826	4.41
Other interest-earning assets(3)	296,745	3,528	4.82		295,419	2,316	3.18

Total interest-earning assets	16,262,816	$222,760	5.49		15,636,419	$200,180	5.13

Non-interest-earning assets	2,096,486				2,177,464

Total assets	$18,359,302				$17,813,883

Interest-bearing liabilities:
Deposits:
Savings	$2,113,559	$1,783	0.34%		$2,582,776	$2,429	0.38%
Money market	551,759	3,433	2.52		755,735	3,117	1.67
Active management accounts (“AMA”)	287,830	1,112	1.57		843,685	2,982	1.43
Interest-bearing demand(4)	2,816,930	21,314	3.07		1,624,846	6,332	1.58
Certificates of deposit	3,711,489	33,834	3.70		2,487,108	12,071	1.97

Total interest-bearing deposits	9,481,567	61,476	2.63		8,294,150	26,931	1.32
Non interest-bearing deposits	1,583,531	—	—		1,437,109	—	—

Total deposits	11,065,098	61,476	2.25		9,731,259	26,931	1.12
Subordinated notes	397,378	3,891	3.97		396,453	3,903	3.99
Senior notes	248,028	3,175	5.12		—	—	—
Borrowings	4,194,762	44,800	4.33		5,189,591	36,780	2.87

Total interest-bearing liabilities	15,905,266	113,342	2.89		15,317,303	67,614	1.79

Non-interest-bearing liabilities	156,357				184,843

Total liabilities	16,061,623				15,502,146
Total stockholders’ equity	2,297,679				2,311,737

Total liabilities and stockholders’ equity	$18,359,302				$17,813,883

Net interest-earning assets	$357,550				$319,116

Net interest income/interest rate spread		$109,418	2.60%			$132,566	3.34%

Net interest margin			2.66%				3.38%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.02	x			1.02x

(1)	The average balance of loans receivable includes loans available-for-sale and non-performing loans, interest on the latter being recognized on a cash basis.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.

(3)	Includes federal funds sold, interest-earning bank deposits and FHLB stock.

(4)	Includes NOW and checking accounts.

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

	Three Months Ended March 31, 2006
	Compared to Three Months Ended
	March 31, 2005

	Increase (Decrease)
	due to		Total Net
			Increase
(In Thousands)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans receivable:
Mortgage loans(1)	$3,529	$15,174	$18,703
Commercial business loans	1,102	3,146	4,248
Mortgage warehouse lines of credit	2,219	(2,583)	(364)
Other loans(2)	685	621	1,306

Total loans receivable	7,535	16,358	23,893
Investment securities	368	130	498
Mortgage-related securities	1,922	(4,945)	(3,023)
Other interest-earning assets	1,202	10	1,212

Total net change in income from interest-earning assets	11,027	11,553	22,580
Interest-bearing liabilities:
Deposits:
Savings	(237)	(409)	(646)
Money market	1,305	(989)	316
AMA deposits	250	(2,120)	(1,870)
Interest-bearing demand	8,425	6,557	14,982
Certificates of deposit	13,950	7,813	21,763

Total deposits	23,693	10,852	34,545
Borrowings	16,061	(8,041)	8,020
Subordinated notes	(21)	9	(12)
Senior notes	—	3,175	3,175

Total net change in expense of interest-bearing liabilities	39,733	5,995	45,728

Net change in net interest income	$(28,706)	$5,558	$(23,148)

(1)	Includes loans available-for-sale.

(2)	Includes home equity loans and lines of credit, FHA and conventional home improvement loans, automobile loans, passbook loans and secured and unsecured personal loans.
Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005
General
      The Company reported an $18.0 million or 30.1% decrease in net income to $41.8 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Diluted earnings per share were $0.52 for the quarter ended March 31, 2006, a decline of 27.8% compared to $0.72 for the quarter ended March 31, 2005.
Net Interest Income
      Net interest income decreased by $23.1 million or 17.5% to $109.4 million for the quarter ended March 31, 2006 as compared to $132.6 million for the quarter ended March 31, 2005. The decrease was due to a $45.7 million increase in interest expense partially offset by a $22.6 million increase in interest income. The decrease in net interest income primarily reflected a 72 basis point decrease in net interest margin between the periods. This decrease was partially offset by a $626.4 million increase in average interest-earning assets during the quarter ended March 31, 2006 as compared to the same period in the prior year reflecting the growth in the loan portfolio.
      Purchase accounting adjustments arising from the SIB transaction decreased the net interest margin 4 basis points during the quarter ended March 31, 2006 compared to a 33 basis point increase for the quarter ended March 31, 2005. Purchase accounting adjustments relate to recording acquired assets and liabilities at their fair values and amortizing/accreting the adjustment (whether gain or loss) into net interest income over the average life of the corresponding asset or liability.
      For the quarter ended March 31, 2006, the Company’s net interest margin decreased 72 basis points to 2.66% compared to 3.38% for the quarter ended March 31, 2005. Although the average yield on interest-earning assets increased 36 basis points for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, the cost of average interest-bearing liabilities increased 110 basis points over the same period as interest-bearing liabilities repriced at a more rapid rate in the changing interest rate environment experienced in 2005 and 2006.
      On a linked quarter basis, net interest margin declined 16 basis points to 2.66% for the quarter ended March 31, 2006 compared to 2.82% for the quarter ended December 31, 2005. The decline in net interest margin was primarily attributable to the rise in the cost of funds which continues to outpace the upward repricing of interest-earning assets as general market rates of interest continued their upward trend. The weighted average interest rate earned on interest-earning assets increased 8 basis points for the quarter ended March 31, 2006 compared to the quarter ended December 31, 2005. By comparison, the weighted average interest rate paid on interest-bearing liabilities increased 25 basis points compared to the quarter ended December 31, 2005.
      Interest income increased by $22.6 million to $222.8 million for the quarter ended March 31, 2006 compared to $200.2 million for the quarter ended March 31, 2005. Interest income on loans increased $24.7 million due primarily to an increase in the aggregate average outstanding loan portfolio balance of $1.05 billion compared to the same quarter in the prior.
      The $1.05 billion increase in the average balance of loans was attributable to loan growth. The Company realized average balance increases of $955.7 million in multi-family residential loans, $634.5 million in commercial real estate loans, $180.7 million in commercial business loans and $43.0 million in other loans for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These increases were partially offset by decreases in the average balance of single-family and cooperative loans of $604.6 million and $161.8 million in mortgage warehouse lines of credit. The Company has de-emphasized the origination of single-family residential mortgages and cooperative apartment loans for portfolio in favor of higher yielding loan products. The decrease in the mortgage warehouse lines of credit portfolio was a result of reduced activity in the refinance market as a result of the higher interest rate environment.
      Income on investment securities increased $0.5 million due to an increase in the average yield of 35 basis points to 4.71% for the quarter ended March 31, 2006 compared to the same period in 2005 and an increase in the average outstanding balance of investment securities of $11.7 million.
      Interest income on mortgage-related securities decreased $3.0 million during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The decrease was primarily the result of a decrease in the average balance of mortgage-related securities of $434.2 million partially offset by a 22 basis point increase in the yield earned from 4.41% for the quarter ended March 31, 2005 to 4.63% for the quarter ended March 31, 2006. The decrease in the average balance was a result of the Company redeploying funds received from principal repayments into higher yielding loan products.
      Income on other interest-earning assets increased $1.2 million in the current quarter compared to the prior year quarter primarily due to an increase of $0.9 million in interest earned on cash accounts on deposit at other financial institutions and a $0.3 million increase in the dividends received on FHLB stock. As of March 31, 2006, the Company had $165.0 million of FHLB stock.
      Interest expense increased $45.7 million or 67.6% to $113.3 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Interest expense on deposits increased $34.5 million due primarily to a $1.33 billion increase in the average balance of deposits and a 113 basis point increase in the average rate paid on deposits to 2.25% for the quarter ended March 31, 2006 compared to 1.12% for the quarter ended March 31, 2005. The increase in the average balance was primarily due to the introduction of the Independence RewardsPlus Checkingtm product in the first quarter of 2005 and utilization of certificates of deposit promotions as an alternative funding source to reduce the Company’s dependence on higher costing wholesale borrowings as well as the continued deposit growth experienced as a result of the de novo branch expansion program. The 113 basis point increase in the average rate paid on deposits was attributable to the combined effects of the continued rise in market rates of interest experienced over the past year as well as increased rates due to special promotional offerings as the Company used deposits as an alternative funding source.
      The average balance of certificates of deposit increased $1.22 billion or 49.2% to $3.71 billion for the quarter ended March 31, 2006 compared to $2.49 billion for the quarter ended March 31, 2005. The average balance of core deposits increased $109.5 million or 1.5%, to $7.35 billion for the quarter ended March 31, 2006 compared to $7.24 billion for the quarter ended March 31, 2005. Core deposits are defined as all deposits other than certificates of deposit.
      Interest expense on borrowings (other than subordinated and senior notes) increased $8.0 million due to an increase in the average rate paid on such borrowings of 146 basis points from 2.87% in the quarter ended March 31, 2005 to 4.33% in the quarter ended March 31, 2006. The absence during 2006 of the benefit experienced in 2005 from purchase accounting adjustments arising from the SIB transaction was responsible for 87 basis points of the increase in the weighted average rate paid on borrowings for the first quarter of 2006 compared to the first quarter of 2005. The remaining increase in rate paid was a result of a general increase in market rates. The increase in weighted average rate paid was partially offset by a decrease of $994.8 million in the average balance of borrowings (excluding subordinated and senior notes). The decrease in the average balance was primarily due to replacing borrowings with lower costing deposits. During the first three months of 2006, the Company repaid $1.58 billion of borrowings at a weighted average interest rate of 3.68% and borrowed $645.0 million of longer term fixed-rate borrowings at a weighted average interest rate of 4.09%. The Company also borrowed $639.8 million of short-term low-costing floating-rate borrowings at a weighted average interest rate of 4.84%.
      Interest expense on subordinated notes was $3.9 million for the quarter ended March 31, 2006 and the quarter ended March 31, 2005.
      Interest expense on senior notes was $3.2 million for the quarter ended March 31, 2006. The expense relates to the $250.0 million of 4.90% Senior Notes due in 2010 that the Company issued on September 23, 2005.
Provision for Loan Losses
      The Company continues to emphasize asset quality as a key component to achieving consistent earnings. The Company did not record a provision for loan losses for either the quarter ended March 31, 2006 or the quarter ended March 31, 2005.
      In assessing the level of the allowance for loan losses and the periodic provision charged to income, the Company considers the composition and outstanding balance of its loan portfolio, the growth or decline of loan balances within various segments of the overall portfolio, the state of the local (and to a certain degree, the national) economy as it may impact the performance of loans within different segments of the portfolio, the loss experience related to different segments or classes of loans, the type, size and geographic concentration of loans held by the Company, the level of past due and non-performing loans, the value of collateral securing the loan, the level of classified loans and the number of loans requiring heightened management oversight.
      Non-performing assets as a percentage of total assets were 22 basis points at March 31, 2006 compared to 24 basis points at March 31, 2005. Non-performing assets decreased $0.4 million or 0.8% to $42.5 million at March 31, 2006 compared to $42.9 million at March 31, 2005. The decrease was primarily due to decreases of $0.2 million in loans that are contractually past due 90 days or more as to maturity although current as to monthly principal and interest payments and $0.9 million in other real estate owned partially offset by an $0.8 million increase in non-accrual loans. The $0.8 million increase in non-accrual loans was primarily due to increases of $0.8 million in single-family residential and cooperative loans and $6.4 million in commercial real estate loans partially offset by decreases of $5.4 million in commercial business loans and $1.1 million in multi-family residential loans. The Company’s allowance for loan losses to total loans amounted to 0.78% and 0.90% of total loans at March 31, 2006 and March 31, 2005, respectively.
Non-Interest Income
      The Company continues to stress and emphasize the development of fee-based income throughout its operations. Non-interest income increased $2.1 million, or 7.3%, from $29.6 million for the quarter ended March 31, 2005 to $31.7 million for quarter ended March 31, 2006 due primarily to recoveries on SIB loans previously charged-off against goodwill, higher prepayment and modification fees and increased income from the Company’s minority equity investment in Meridian Capital.
      The Company recorded gain on sales of securities and loans of $1.9 million during the quarter ended March 31, 2006 compared to gains of $3.3 million for the quarter ended March 31, 2005.
      One of the primary components of non-interest income is earnings from the Company’s mortgage-banking activities. In the quarter ended March 31, 2006, revenue from the Company’s mortgage-banking business increased $0.4 million, or 9.1%, to $4.3 million compared to the quarter ended March 31, 2005. The Company originates multi-family residential loans for sale in the secondary market to Fannie Mae with the Company retaining servicing on all loans sold. Under the terms of the sales program, the Company also retains a portion of the associated credit risk, which, at March 31, 2006, amounted to $186.2 million. The Company also has a program with PHH Mortgage to originate and sell single-family residential mortgage loans and servicing in the secondary market. See Note 5 to Notes to Consolidated Financial Statements included herein.
      The Company sold multi-family residential mortgage loans totaling $470.1 million during the quarter ended March 31, 2006 compared to $277.0 million during the quarter ended March 31, 2005. Included in the $470.1 million of loans sold in the first quarter of 2006 were $28.0 million of loans that were originally held in portfolio. In addition, the Company sold $24.6 million of single-family residential loans during the quarter ended March 31, 2006 compared to $20.3 million during the quarter ended March 31, 2005.
      The $4.3 million of income from mortgage-banking activities for the quarter ended March 31, 2006 reflected $1.8 million in gains, $2.6 million in servicing fees and $1.4 million of origination fees partially offset by $1.5 million of amortization of servicing assets. This category also included a $0.4 million decrease in the fair value of loan commitments for loans originated for sale and a $0.4 million increase in the fair value of forward loan sale agreements which were entered into with respect to the sale of such loans. The $0.4 million increase in revenue from mortgage-banking activities for the quarter ended March 31, 2006 compared to the prior year quarter was primarily due to decreased amortization of servicing rights of $0.4 million and $0.8 million of increased origination fees partially offset by lower gains of $0.8 million.
      On a linked quarter basis, income from mortgage-banking activities decreased by $0.5 million due to a decline of $2.4 million in gain on sales, partially offset by a $1.0 million increase in origination fees, a $0.2 million increase in service fees and $0.7 million reduction in the amortization of servicing rights.

      Service fee income increased by $0.4 million, or 2.6% for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase in service fee income was primarily due to an increase of $0.4 million in prepayment and modification fees on loans.
      A component of service fees are revenues generated from the branch system which remained level at $11.7 million for the quarter ended March 31, 2006 and March 31, 2005. The Company experienced an increase in ATM fees and annuity sales that was offset by a decrease in not sufficient funds fees during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.
      Prepayment and modification fees are effectively a partial offset to the decreases realized in net interest margin. Prepayment fees increased $0.5 million to $2.4 million for the quarter ended March 31, 2006 compared to $1.9 million for the quarter ended March 31, 2005. Modification and extension fees decreased $0.1 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. On a linked quarter basis, the total of these combined fees remained level at $2.4 million for the quarter ended December 31, 2005 and quarter ended March 31, 2006.
      In addition, the Company also recorded an increase for the quarter ended March 31, 2006 of approximately $0.3 million in the cash surrender value of BOLI compared to the quarter ended March 31, 2005. On a linked quarter basis, income related to BOLI decreased by $0.1 million for the quarter ended March 31, 2006 compared to the quarter ended December 31, 2005.
      Other non-interest income increased $2.6 million to $5.5 million for the three months ended March 31, 2006 compared to $2.9 million for the three months ended March 31, 2005. The increase was primarily attributable to $1.4 million of recoveries on SIB loans previously charged-off against goodwill, $0.5 million of capital gains on mutual funds and increased income of $0.3 million from the Company’s equity investment in Meridian Capital. On a linked quarter basis, other non-interest income decreased $1.0 million to $5.5 million for the quarter end March 31, 2006 compared to the quarter ended December 31, 2005. The decrease was primarily due to reduced income from the Company’s equity investment in Meridian Capital.
Non-Interest Expenses
      Non-interest expense increased $8.8 million, or 12.5%, to $79.7 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. This increase was attributable to increases of $7.8 million in compensation and employee benefits, $1.2 million in occupancy costs, $0.8 million other non-interest expense. These increases were partially offset by decreases of $0.4 million in data processing fees, $0.3 million in advertising costs and $0.2 million in the amortization of identifiable intangible assets. In general terms, the increase in non-interest expense was primarily attributable to increased stock-based compensation as a result of adopting SFAS No. 123(R) on January 1, 2006, the expansion of the Bank’s commercial real estate and business lending operations and the operation of an expanded branch network.
      Compensation and employee benefits expense increased $7.8 million or 21.5% to $44.0 million for the quarter ended March 31, 2006 as compared to the same period in the prior year. The increase in compensation and benefit expense was primarily attributable to $4.6 million of additional expense related to stock options and restricted stock awards. The Company also experienced increased medical costs of $1.1 million and $1.6 million of management incentive costs during the first quarter of 2006 compared to the first quarter of 2005.
      The Company adopted SFAS No. 123(R) on January 1, 2006. Prior to January 1, 2006, the Company had been expensing stock options granted subsequent to January 1, 2003. As a result of the adoption on January 1, 2006, the Company was required to expense unvested stock options at January 1, 2006 that were granted prior to January 1, 2003 which resulted in an additional $0.6 million expense during the first quarter of 2006. Another requirement under SFAS No. 123(R) is to accelerate the recognition of compensation expense for retirement-eligible employees. The Company granted 75,604 restricted stock awards to retirement-eligible employees during the first quarter of 2006 which resulted in the recognition of $3.1 million of expense.

      Occupancy costs increased $1.2 million, or 9.9%, to $13.6 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase was a result of the increase in branch facilities resulting from the Bank’s de novo branch expansion program.
      Data processing fees decreased $0.4 million, or 10.3% to $3.5 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The decrease in data processing costs was the result of the discontinuation of certain initiatives as a result of the pending acquisition of the Company by Sovereign.
      Advertising expense decreased $0.3 million to $1.8 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The cost reflects the Company’s continued focus on brand awareness.
      Amortization of identifiable intangible assets decreased by $0.2 million to $2.7 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The expense relates to the amortization of the $87.1 million core deposit intangible associated with the SIB transaction. The core deposit intangible is being amortized using the interest method over 14 years.
      Other non-interest expenses increased $0.8 million to $14.1 million for the quarter ended March 31, 2006 compared to the same period in the prior year. The increase was primarily attributable to a $1.7 million loss related to a branch defalcation and $0.6 million in increased professional service fees associated with Bank Secrecy Act compliance which were partially offset by cost reductions as the Company continues to focus on cost containment. Other non-interest expenses include such items as legal expenses, business development expenses, equipment expenses, recruitment costs, office supplies, commercial bank fees, postage, insurance, telephone expenses and maintenance and security.
      On a linked quarter basis, non-interest expense increased $2.5 million to $79.7 million for the quarter ended March 31, 2006 compared to the quarter ended December 31, 2005. The increase was due to $5.2 million in compensation and benefits, $1.2 million in data processing fees and $0.5 million in advertising expense which were partially offset by decreases of $3.8 million in other non-interest expense and $0.4 million in occupancy costs. The $5.2 million increase in compensation and benefits was primarily the result of the adoption of SFAS No. 123(R) for $3.7 million and $1.1 million of management incentive costs. The $3.8 million decrease in other non-interest expense was a result of a $3.9 million decline in merger related costs related to the pending acquisition of the Company by Sovereign.
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
Income Taxes
      Income tax expense amounted to $19.7 million and $31.5 million for the quarter ended March 31, 2006 and 2005, respectively. The decrease recorded in the 2006 period was due to the $29.8 million decrease in the Company’s income before provision for income taxes and a decrease in the Company’s effective tax rate for the three months ended March 31, 2006 to 32.00% compared to 34.50% for the three months ended March 31, 2005.
      As of March 31, 2006, the Company had a net deferred tax asset of $93.5 million compared to $84.8 million at March 31, 2005. The increase in deferred tax assets was primarily due to an increase in the net unrealized losses on securities available-for-sale.

Regulatory Capital Requirements
      The following table sets forth the Bank’s compliance with applicable regulatory capital requirements at March 31, 2006.

	Required		Actual		Excess

(Dollars in Thousands)	Percent	Amount	Percent	Amount	Percent	Amount

Tier I leverage capital ratio (1)(2)	4.0%	$680,915	7.2%	$1,229,656	3.2%	$548,741
Risk-based capital ratios:(2)
Tier I	4.0	548,703	9.0	1,229,656	5.0	680,953
Total	8.0	1,097,806	12.7	1,735,862	4.7	638,056

(1)	Reflects the 4.0% requirement to be met in order for an institution to be “adequately capitalized” under applicable laws and regulations.

(2)	The Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized “well capitalized”, the Bank must maintain Tier 1 leverage capital of 5%, Tier 1 risk-based capital of 6% and total risk-based capital of 10%.
Liquidity and Commitments
      The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, the amortization, prepayment and maturity of outstanding loans, mortgage-related securities, the maturity of debt securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans, mortgage-related securities and maturing debt securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending and other funding requirements. The Company decreased its total borrowings (including subordinated and senior notes) to $5.30 billion at March 31, 2006 as compared to $5.60 billion at December 31, 2005. At March 31, 2006, the Company had the ability to borrow from the FHLB an additional $2.36 billion on a secured basis, utilizing mortgage loans and securities as collateral.
      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds sold, U.S. Treasury securities or preferred securities. On a longer term basis, the Company maintains a strategy of investing in its various lending products. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. Certificates of deposit scheduled to mature in one year or less at March 31, 2006 totaled $2.41 billion or 63.4% of total certificates of deposit. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

      The notional principal amount of the off-balance sheet financial instruments at March 31, 2006 and December 31, 2005 are as follows:

	Contract or Amount

(In Thousands)	March 31, 2006	December 31, 2005

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit — mortgage loans	$708,564	$563,162
Commitments to extend credit — commercial business loans	438,045	443,173
Commitments to extend credit — mortgage warehouse lines of credit	836,738	828,177
Commitments to extend credit — other loans	226,014	224,449
Standby letters of credit	46,627	35,983
Commercial letters of credit	1,272	543

Total	$2,257,260	$2,095,487

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      As part of the overall interest rate risk management strategy, management has entered into derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The interest rate risk management strategy at times involves modifying the repricing characteristics of certain borrowings and entering into forward loan sale agreements to offset rate risk on rate-locked loan commitments originated for sale so that changes in interest rates do not have a significant adverse effect on net interest income, net interest margin and cash flows. Derivative instruments that management periodically uses as part of its interest rate risk management strategy include forward loan sale agreements and interest rate swaps. The Company had no interest rate swaps outstanding at March 31, 2006.
      At March 31, 2006, the Company had $96.6 million of loan commitments outstanding related to loans being originated for sale. Of such amount, $55.0 million related to loan commitments for which the borrowers had not entered into interest rate locks and $41.6 million which were subject to interest rate locks. At March 31, 2006, the Company had $41.6 million of forward loan sale agreements. The fair market value of the loan commitments with interest rate locks was a loss of $0.5 million and the fair market value of the related forward loan sale agreements was a gain of $0.5 million at March 31, 2006.
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
      Based on the information and assumptions in effect at March 31, 2006, the model shows that a 200 basis point gradual increase in interest rates over the next twelve months would decrease net interest income by $20.9 million or 4.8%, while a 200 basis point gradual decrease in interest rates over the same time period would decrease net interest income by $6.2 million or 1.4%.
      Gap Analysis. Gap analysis complements the income simulation model, primarily focusing on the longer term structure of the balance sheet. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring an institution’s “interest rate sensitivity gap”. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At March 31, 2006, the Company’s one-year cumulative gap position was a negative 14.86% compared to a negative 14.89% at December 31, 2005. The change in the one-year cumulative gap position was primarily the result of the increase in the balance of certificates of deposit due to mature within one year combined with the decline in the securities available-for-sale portfolio and the reduced balance in the mortgage warehouse lines of credit portfolio. A negative gap will generally result in the net interest margin decreasing in a rising rate environment and increasing in a falling rate environment. A positive gap will generally have the opposite results on the net interest margin.
      The following gap analysis table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006 that are anticipated by the Company, using certain assumptions based on historical experience and other market-based data, to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to reprice or the contractual maturity of the asset or liability.
      The gap analysis, however, is an incomplete representation of interest rate risk and has certain limitations. The gap analysis sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2006 on the basis of contractual maturities, anticipated prepayments, callable features and scheduled rate adjustments for selected time periods. The actual duration of mortgage loans and mortgage-backed securities can be significantly affected by changes in mortgage prepayment activity. The major factors affecting mortgage prepayment rates are prevailing interest rates and related mortgage refinancing opportunities. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the underlying collateral is located, seasonal factors and demographic variables.
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

      The following table reflects the repricing of the balance sheet, or “gap” position at March 31, 2006.

	0 – 90	91 – 180	181 – 365	1 – 5	Over
(In Thousands)	Days	Days	Days	Years	5 Years	Total

Interest-earning assets:
Mortgage loans(1)	$571,806	$318,992	$627,921	$5,600,478	$3,701,357	$10,820,554
Commercial business and other loans	1,108,420	150,008	289,150	357,791	10,196	1,915,565
Securities available-for-sale (2)	129,161	139,969	299,936	2,139,880	802,875	3,511,821
Other interest-earning assets (3)	486,585	—	—	—	165,044	651,629

Total interest-earning assets	2,295,972	608,969	1,217,007	8,098,149	4,679,472	16,899,569
Interest-bearing liabilities:
Savings, NOW and money market deposits	575,840	575,840	1,151,679	1,261,954	2,247,518	5,812,831
Certificates of deposit	1,041,768	556,693	966,813	1,235,396	—	3,800,670
Borrowings	1,182,832	—	890,000	2,436,269	148,731	4,657,832
Subordinated notes	(80)	(80)	(161)	(1,284)	399,100	397,495
Senior notes	(106)	(106)	(212)	248,514	—	248,090

Total interest-bearing liabilities	2,800,254	1,132,347	3,008,119	5,180,849	2,795,349	14,916,918

Interest sensitivity gap	(504,282)	(523,378)	(1,791,112)	2,917,300	1,884,123

Cumulative interest sensitivity gap	$(504,282)	$(1,027,660)	$(2,818,772)	$98,528	$1,982,651

Cumulative interest sensitivity gap as a percentage of total assets	(2.66)%	(5.42)%	(14.86)%	0.52%	10.45%

(1)	Based upon contractual maturity, repricing date, if applicable, and management’s estimate of principal prepayments. Includes loans available-for-sale.

(2)	Based upon contractual maturity, repricing date, if applicable, and projected repayments of principal based upon experience. Amounts exclude the unrealized gains/(losses) on securities available-for-sale.

(3)	Includes interest-earning cash and due from banks, overnight deposits and FHLB stock.

Item 4.	Controls and Procedures
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
      Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

OTHER INFORMATION
Part II

Item 1.	Legal Proceedings
Not applicable

Item 1A.	Risk Factors
There have been no material changes to the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)-(b) Not applicable.

(c)	The following table contains information about our purchases of equity securities during the first quarter of 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Remaining
	Total Number		as Part of a	Shares that May
	of Shares	Average Price	Publicly	Be Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan

January 1-31, 2006	—	—	—	3,536,027
February 1-28, 2006	—	—	—	3,536,027
March 1-31, 2006	—	—	—	3,536,027
Total	—	—	—

      On July 24, 2003 the Company announced that its Board of Directors authorized the eleventh stock repurchase plan for up to three million shares of the Company’s outstanding common shares. The Company completed its eleventh stock repurchase program on August 12, 2005 for an aggregate cost of $111.0 million at an average price per share of $37.00.
      On May 27, 2005, the Company announced that its Board of Directors authorized the twelfth stock repurchase plan for up to five million shares of the Company’s outstanding common shares subject to completion of their eleventh stock repurchase program. As of March 31, 2006, 1,463,973 shares had been repurchased pursuant to the Company’s twelfth repurchase program at an average cost of $34.32 per share. The Company suspended its twelfth repurchase program as a result of entering into the Agreement and Plan of Merger among the Company, Sovereign Bancorp, Inc. and Iceland Acquisition Corp. dated as of October 24, 2005. (See Note 15).

Item 3.	Defaults upon Senior Securities
                             a) Not applicable
                             b) Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

a)	In connection with the merger among Sovereign Bancorp, Inc., Iceland Acquisition Corp. and Independence Community Bank Corp., the Company held a special Meeting of Stockholders on January 25, 2006. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to a proxy statement/ prospectus dated December 20, 2005. Of the 82,253,616 shares of the Company’s common stock eligible to vote at the special meeting, 52,601,684 were represented in person or by proxy.

		No. of	No. of
	No. of	Votes	Votes
	Votes For	Against	Abstaining

b) Proposal I: Approval and adoption of the Agreement and Plan of Merger, dated as of October 24, 2005, among Sovereign Bancorp, Inc., Icelandic Acquisition Corp. and Independence Community Bank Corp. as it may be amended from time to time	51,200,791	1,100,171	300,722
c) Proposal II: To adjourn the special meeting, if necessary or appropriate to solicit additional proxies if there are insufficient votes at the time of the meeting to adopt the Agreement and Plan of Merger described in proposal I	46,590,958	5,532,656	478,070

Item 5.	Other Information

a)	Not applicable

b)	There is no information to report in response to this item.

Item 6.	Exhibits

No.	Description

31.1	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE COMMUNITY BANK CORP.

Date: May 9, 2006	By: /s/ Alan H. Fishman Alan H. Fishman President and Chief Executive Officer

Date: May 9, 2006	By: /s/ Frank W. Baier Frank W. Baier Executive Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer